Form 10-Q
period 1994-12-31
MOVIE STAR INC /NY/
filed 1995-02-13
CIK 93631

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


/X/ Quarterly Report Under Section 13 or 15(d) of the
    Securities Exchange Act of 1934


For the quarter ended December 31, 1994

/ / Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

For the transition period from _____________ to_____________

Commission File Number       1-5893

                                 MOVIE STAR, INC.
             (Exact name of registrant as specified in its charter)

                    NEW YORK                         13-5651322
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)       Identification Number)

                  136 MADISON AVENUE, NEW YORK, N.Y.      10016
             (Address of principal executive offices)   (Zip Code)


                                  (212) 679-7260
              (Registrant's telephone number, including area code)

         ____________________________________________________________
             (Former name, former address, and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes   X          No
                   -------         ------

The number of common shares outstanding on January 31, 1995 was 13,959,650.

                                MOVIE STAR, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)


                                                    Dec. 31,          June 30,
                                                     1994               1994*
                                                   ---------          --------
                                                  (Unaudited)

                                 ASSETS
Current assets
  Cash                                               $   714           $   922
  Receivables, net of allowances                      18,268            10,091
  Inventory (note 3)                                  27,607            44,812
  Deferred income taxes (note 5)                       2,301             2,915
  Prepaid expenses and other
    current assets                                     1,028               326
                                                     -------           -------
         Total current assets                         49,918            59,066

Property, plant and equipment (net)                    7,252             7,697
Other assets                                           1,934             1,949
Deferred income taxes (note 5)                           674             1,094
                                                     -------           -------
         Total assets                                $59,778           $69,806
                                                     =======           =======



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable                                      $12,107           $19,509
  Current maturities of long-term debt                    48               118
  Accounts payable and accrued expenses                9,837            13,921
                                                      ------           -------
         Total current liabilities                    21,992            33,548
                                                     -------           -------

Long-term debt                                        22,506            22,529
                                                     -------           -------
Stockholders' equity
  Common stock                                           160               160
  Additional paid-in capital                           3,731             3,731
  Retained earnings                                   15,007            13,456
                                                     -------           -------
                                                      18,898            17,347

  Less: Treasury stock, at cost                        3,618             3,618
                                                     -------           -------
        Total stockholders' equity                    15,280            13,729
                                                     -------           -------
        Total liabilities and stockholders'
          equity                                     $59,778           $69,806
                                                     =======           =======



* Derived from audited financial statements.

See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                    (In Thousands, Except Per Share Amounts)



                                                     Three Months Ended     Six Months Ended
                                                        December 31,          December 31,
                                                     ------------------    ------------------
                                                       1994       1993       1994       1993
                                                     --------   -------    -------    -------
Net sales                                             $35,997   $35,020    $68,437    $64,942

Cost of sales (note 3)                                 27,632    27,980     53,020     51,184
                                                      -------   -------    -------    -------

Gross profit                                            8,365     7,040     15,417     13,758
                                                      -------   -------    -------    -------

Selling, general and administrative
 expenses                                               5,509     5,572     10,283     10,671

Interest expense                                        1,282     1,148      2,549      2,218
                                                      -------   -------     ------    -------

                                                        6,791     6,720     12,832     12,889
                                                      -------   -------     ------    -------

Income from operations                                  1,574       320      2,585        869

Gain on sale of plant facilities (note 4)                   -       984          -        984
                                                      -------   -------    -------    -------
Income before provision for income taxes
 and cumulative effect of accounting change             1,574     1,304      2,585      1,853

Provision for income taxes (note 5)                       630       522      1,034        742
                                                      -------   -------    -------    -------
Income before cumulative effect of
 accounting change                                        944       782      1,551      1,111

Cumulative effect of change in accounting
 for income taxes (Note 5)                                  -         -          -        861
                                                      -------   -------    -------    -------

Net income                                            $   944   $   782    $ 1,551    $ 1,972
                                                      =======   =======    =======    =======
Income per share before cumulative effect of
 accounting change                                       $.07      $.06       $.11       $.08
                                                         ====      ====       ====       ====

Cumulative effect of accounting change per share                                         $.06
                                                                                         ====

Net income per share                                     $.07      $.06       $.11       $.14
                                                         ====      ====       ====       ====


Weighted average number of shares
 outstanding                                           13,959    14,175     13,959     14,205
                                                       ======    ======     ======     ======





See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)



                                                              Six Months Ended December 31,
                                                              -----------------------------
                                                                1994                  1993
                                                              -------               -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before cumulative effect of accounting change        $ 1,551               $ 1,111
  Adjustments to reconcile income before cumulative
   effect of accounting change to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                648                   646
     Deferred income taxes                                      1,034                   606
     Gain on sale of plant facilities                               -                  (984)
     Changes in operating assets and liabilities:
       Receivables                                             (8,177)               (3,915)
       Inventory                                               17,205                 7,372
       Prepaid expenses and other current assets                 (702)               (1,162)
       Other assets                                               (33)                   (9)
       Accounts payable and accrued expenses                   (4,084)               (5,280)
                                                               ------               -------

          Net cash provided by (used in)
           operating activities                                 7,442                (1,615)
                                                               ------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for fixed assets                                  (155)                 (778)
  Reduction of notes receivable                                     -                   395
  Proceeds from sale of plant facilities                            -                   110
                                                              -------               -------
          Net cash used in investing activities                  (155)                 (273)
                                                              -------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (payment of) notes payable                 (7,402)                1,532
  Payment of long-term debt obligations                           (93)                 (419)
  Purchase of treasury stock                                        -                  (340)
                                                              -------               -------

          Net cash (used in) provided by
           financing activities                                (7,495)                  773
                                                              -------               -------

NET DECREASE IN CASH                                             (208)               (1,115)
CASH, beginning of period                                         922                 1,788
                                                              -------               -------

CASH, end of period                                           $   714               $   673
                                                              =======               =======




SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
   Cash paid during period for:
     Interest                                                 $ 2,423               $ 2,193
                                                              =======               =======
     Income taxes (net of refunds)                            $     7               $   135
                                                              =======               =======


See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1994 and the results of operations for the three and six-month periods ended December 31, 1994 and 1993 and cash flows for the six months ended December 31, 1994 and 1993.

2. The results of operations for the six months ended December 31, 1994 are not necessarily indicative of the results to be expected for the full year.

3. Certain items included in these statements are based upon estimates. The cost of sales is determined utilizing estimated gross profit rates. The calculation of the actual cost of sales is predicated upon a physical inventory taken only at the end of each fiscal year.

     An approximate breakdown of the inventory in thousands is as follows:

                                         Dec. 31,            June 30,
                                           1994                1994
                                         -------             -------
         Raw materials                   $ 8,703             $13,506
         Work-in-process                   4,938               5,673
         Finished goods                   13,966              25,633
                                         -------             -------
                                         $27,607             $44,812
                                         =======             =======


4. During fiscal 1993, the Company sold a plant facility for a gain of $621,000 of which $548,000 was deferred at June 30, 1993. During the six months ended December 31, 1993, the Company realized the remaining gain of $548,000 on such sale and sold another plant facility, which was connected to the facility discussed above, for which a gain of $436,000 was recognized.

5. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective July 1, 1993. This statement supersedes SFAS No. 96, "Accounting for Income Taxes," which was adopted by the Company in 1989. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was to increase income by $861,000 ($.06 per share) for the six months ended December 31, 1993.

                                MOVIE STAR, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations

Net sales for the three months ended December 31, 1994 increased to $35,997,000 from $35,020,000, or an increase of 3%, from the comparable period in 1993. This increase is attributable to increased sales to existing customers. Net sales for the six months ended December 31, 1994 increased by $3,495,000 (5%) to $68,437,000 compared to the similar period in 1993. This increase is primarily attributable to increased sales in the Company's men's work and leisure shirt division.

The gross profit percentage increased from 20.1% in 1993 to 23.2% in 1994 and from 21.2% in 1993 to 22.5% in 1994 for the three-month and six-month periods, respectively. The increase in the gross profit percentage was primarily due to the higher margins in the Company's popular-priced intimate apparel division, partially offset in the six-month period from higher sales of the Company's men's work and leisure shirt division which operates on a lower gross margin percentage than the Company's other divisions.

The increase in gross margins of the Company's popular-priced intimate apparel division was due to the Company's decision, during the third quarter of fiscal 1994, to phase-out the portion of its popular-priced intimate apparel division's business which produced and purchased inventory for sale to smaller accounts ("Trade Business") without orders in hand. Trade Business was a smaller and less profitable portion of the division's business and required higher inventory levels and associated costs. This division is now concentrating its efforts on private label business, where goods are manufactured against orders. As a result of this decision, during the third quarter of fiscal 1994, the Company recorded a special charge of $3,800,000 consisting of a write-down, to its estimated realizable value, of inventory related to its Trade Business. As of December 31, 1994, the Company has substantially liquidated its finished goods Trade Business inventory. The Company has, and will continue to seek to mitigate the loss of Trade Business sales through a more concentrated effort on its higher margin private label business, improving its sourcing capabilities and the further elimination of low margin business, as well as increasing sales of the Company's other divisions.

For the three months ended December 31, 1994, selling, general and administrative expenses decreased slightly by $63,000 to $5,509,000.

For the six months ended December 31, 1994, selling, general and administrative expenses decreased by $388,000 to $10,283,000 from the comparable period in 1993. The decrease was primarily attributable to decreases in the first quarter which were principally related to a reduction in salary expense of $97,000 and sales related expenses of $265,000, including royalties of $132,000 and travel and entertainment of $45,000.

Interest expense for the three months ended December 31, 1994 increased by $134,000 to $1,282,000 compared to the similar period in 1993 due to higher short-term rates. Interest expense for the six months ended December 31, 1994 increased by $331,000 to $2,549,000 compared to the similar period in 1993 due to higher short-term rates and increased borrowing needs in the first quarter.

The Company had income from operations of $1,574,000 for the three months ended December 31, 1994 compared to $320,000 for the same period in 1993, and income from operations of $2,585,000 for the six months ended December 31, 1994 compared to $869,000 for the same period in 1993 due to higher sales, higher gross profit margins and lower selling, general and administrative expenses, offset partially by increased interest expense, in both periods.

During the second quarter of fiscal 1994, the Company realized a gain of $984,000 from the sale of certain plant facilities.

The Company's effective income tax rate was 40% for the three-month and six-month periods ended December 31, 1994 and 1993. The Company adopted Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes," effective July 1, 1993, which resulted in a cumulative benefit from a change in accounting amounting to $861,000 for the six-month period ending December 31, 1993. The effective income tax rate differs from the statutory federal income tax rate principally as a result of certain non-deductible expenses and the effect of state income taxes.

As a result of the above factors, net income increased by $162,000 to $944,000 and decreased by $421,000 to $1,551,000 for the three-month and six-month periods, respectively.


Liquidity and Capital Resources

For the six months ended December 31, 1994, the Company's working capital increased by $2,408,000 to $27,926,000, principally from operating profits, partially offset by the payment of long-term debt and expenditures for fixed assets.

During the six months ended December 31, 1994, cash decreased by $208,000. The Company used cash for the purchase of fixed assets of $155,000, the payment of notes payable of $7,402,000 and the payment of long-term obligations of $93,000. These activities were principally funded by cash generated by operating activities of $7,442,000.

The Company intends to reduce the required sinking fund payment of $3,750,000 due in 1996 on its outstanding subordinated debentures by the $2,550,000 of debentures previously purchased by the Company. The balance of the payment due in 1996 and future sinking fund requirements in each year after 1996 are presently expected to be paid from a combination of future earnings and the refinancing of such debt in the future. The Company does not anticipate any further significant purchases of its stock or debentures and anticipates capital expenditures for fiscal 1995 to be less than the amount spent in fiscal 1994.

The Company has lines of credit with two banks, aggregating up to approximately $35,000,000, subject to monthly borrowing limitations based on the Company's anticipated working capital requirements. The credit lines bear interest of up to 1% above the banks' prime rate. The Company pledged, as collateral for such lines, all of its accounts receivable and its finished goods inventory imported pursuant to letters of credit issued under such lines. These lines of credit expire on June 30, 1995. The Company intends to request renewal of such lines prior to their expiration. Management believes its available borrowing under these lines of credit through June 30, 1995, and their anticipated renewal, along with anticipated internally generated funds, will be sufficient to cover its working capital requirements.

PART II  Other Information

Item 1 - Legal Proceedings - Not Applicable

Item 2 - Changes in Securities - Not Applicable

Item 3 - Defaults Upon Senior Securities - Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Stockholders held on December 8, 1994, in addition to the election of directors and the ratification of Deloitte & Touche LLP as auditors, approval of the Company's 1994 Incentive Stock Option Plan (the "Plan") was submitted to a vote of the stockholders. The Plan was approved by a vote of 7,370,910 in favor, 1,511,493 opposed and 57,814 abstentions; there were 2,782,442 non-votes.


Item 5 - Other Information - None

Item 6 - (a) Exhibits

Exhibit
Number                         Exhibit                     Method of Filing
- - - - -------                        -------                     ----------------
10.5.4                    Letter Agreement                  Filed herewith.
                          dated December 22,
                          1994 between Republic
                          National Bank of
                          New York and the
                          Registrant confirming
                          extension of terms
                          of credit facility.

10.6.5                    Letter Agreement dated            Filed herewith.
                          as of October 11, 1994
                          between National
                          Westminster Bank USA
                          and the Registrant
                          confirming extension of
                          terms of credit facility.

27                        Financial Data Schedule           Filed herewith.

         (b) Form 8-K Report - None

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            MOVIE STAR, INC.


                                            By: /s/ CLAYTON E. MEDLEY
                                               ------------------------------
                                               CLAYTON E. MEDLEY
                                                    President


                                            By: /s/ SAUL POMERANTZ
                                               ------------------------------
                                               SAUL POMERANTZ
                                                    Senior-Vice President;
                                                    Chief Financial Officer


February 13, 1995

                                Exhibit Index
                                -------------



Exhibit
Number                         Exhibit                     Method of Filing
- - - - -------                        -------                     ----------------
10.5.4                    Letter Agreement                  Filed herewith.
                          dated December 22,
                          1994 between Republic
                          National Bank of
                          New York and the
                          Registrant confirming
                          extension of terms
                          of credit facility.

10.6.5                    Letter Agreement dated            Filed herewith.
                          as of October 11, 1994
                          between National
                          Westminster Bank USA
                          and the Registrant
                          confirming extension of
                          terms of credit facility.


27                        Financial Data Schedule           Filed herewith.