Form 10-Q
period 1995-03-31
MOVIE STAR INC /NY/
filed 1995-05-15
CIK 93631

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


    Quarterly Report Under Section 13 or 15(d) of the
 X  Securities Exchange Act of 1934
- ---

For the quarter ended March 31, 1995

    Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934
- ---
For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number       1-5893
                       ---------------------------------------------------------

                                 MOVIE STAR, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        New York                                             13-5651322
- --------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification Number)

136 Madison Avenue, New York, N.Y.                             10016
- --------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


                                  (212) 679-7260
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X          No
                               ------          ------

The number of common shares outstanding on April 28, 1995 was  13,959,650.

                                MOVIE STAR, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)


                                                                         March 31,                 June 30,
                                                                           1995                      1994*
                                                                        -----------                --------
                                                                        (Unaudited)
                                                  Assets

Current assets
   Cash                                                                   $   280                  $   922
   Receivables, net of allowances                                          11,654                   10,091
   Inventory (note 3)                                                      34,378                   44,812
   Deferred income taxes (note 6)                                           2,757                    2,915
   Prepaid expenses and other
      current assets                                                        1,330                      326
                                                                          -------                  -------

         Total current assets                                              50,399                   59,066

Property, plant and equipment (net)                                         7,060                    7,697
Other assets                                                                1,887                    1,949
Deferred income taxes (note 6)                                              1,101                    1,094
                                                                          -------                  -------

         Total assets                                                     $60,447                  $69,806
                                                                          =======                  =======



                                   Liabilities and Stockholders' Equity

Current liabilities
  Notes payable                                                           $10,478                  $19,509
  Current maturities of long-term debt                                         39                      118
  Accounts payable and accrued expenses                                    13,466                   13,921
                                                                          -------                  -------

         Total current liabilities                                         23,983                   33,548
                                                                          -------                  -------

Long-term debt                                                             22,501                   22,529
                                                                          -------                  -------

Stockholders' equity
  Common stock                                                                160                      160
  Additional paid-in capital                                                3,731                    3,731
  Retained earnings                                                        13,690                   13,456
                                                                          -------                  -------
                                                                           17,581                   17,347

    Less: Treasury stock, at cost                                           3,618                    3,618
                                                                          -------                  -------


         Total stockholders' equity                                        13,963                   13,729
                                                                          -------                  -------

         Total liabilities and stockholders'
          equity                                                          $60,447                  $69,806
                                                                          =======                  =======


* Derived from audited financial statements.

See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                    (In Thousands, Except Per Share Amounts)



                                                                           Three Months Ended           Nine Months Ended
                                                                                March 31,                    March 31,
                                                                        -----------------------        --------------------
                                                                          1995            1994           1995        1994
                                                                        -------         -------        -------     --------
Net sales                                                               $17,327         $20,750        $85,764      $85,692

Cost of sales (note 3)                                                   13,329          16,242         66,349       67,426
                                                                        -------         -------        -------      -------

Gross profit                                                              3,998           4,508         19,415       18,266
                                                                        -------         -------        -------      -------

Selling, general and administrative
 expenses                                                                 5,237           5,385         15,521       16,056

Special charge (note 4)                                                       -           3,800              -        3,800

Interest expense                                                            955             926          3,504        3,144
                                                                        -------         -------        -------      -------

                                                                          6,192          10,111         19,025       23,000
                                                                        -------         -------        -------      -------

(Loss) income from operations                                            (2,194)         (5,603)           390       (4,734)

Gain on sale of plant facilities (note 5)                                     -               -              -         (984)
                                                                        -------         -------        -------      -------

(Loss) income before (benefit from)
 provision for income taxes and cumulative
 effect of accounting change                                             (2,194)         (5,603)           390       (3,750)

(Benefit from) provision for
  income taxes (note 6)                                                    (878)         (2,242)           156       (1,500)
                                                                        -------         -------        -------      -------

Net (loss) income before cumulative effect
 of accounting change                                                    (1,316)         (3,361)           234       (2,250)

Cumulative effect of accounting change
 for income taxes (note 6)                                                    -               -              -          861
                                                                        -------         -------        -------      -------

Net (loss) income                                                       $(1,316)        $(3,361)       $   234      $(1,389)
                                                                        =======         =======        =======      =======

(Loss) income per share before cumulative
 effect of accounting change                                              $(.09)          $(.24)         $ .02        $(.16)
                                                                          =====           =====          =====        =====

Cumulative effect of accounting change per share                                                                      $ .06
                                                                                                                      =====

Net (loss) income per share                                               $(.09)          $(.24)         $ .02        $(.10)
                                                                          =====           =====          =====        =====

Weighted average number of shares
 outstanding                                                             13,959          14,051         13,959       14,101
                                                                         ======          ======         ======       ======




See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)



                                                                                              Nine Months Ended March 31,
                                                                                         -------------------------------------
                                                                                           1995                          1994
                                                                                         -------                       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) before cumulative effect of accounting change                             $   234                      $(2,250)
  Adjustments to reconcile income (loss) before cumulative
   effect of accounting change to net cash provided by (used
   in) operating activities:
      Depreciation and amortization                                                           929                          968
      Deferred income taxes                                                                   151                       (1,500)
      Gain on sale of plant facilities                                                          -                         (984)
      Special charge                                                                            -                        3,800
      Changes in operating assets and liabilities:
        Accounts receivable                                                                (1,563)                      (1,804)
        Inventory                                                                          10,434                        4,038
        Prepaid expenses and other current assets                                          (1,004)                      (1,158)
        Other assets                                                                           30                           21
        Accounts payable and accrued expenses                                                (455)                      (1,944)
                                                                                         --------                      -------

          Net cash provided by (used in)
            operating activities                                                            8,756                         (813)
                                                                                         --------                      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for fixed assets                                                              (260)                        (858)
  Reduction in notes receivable                                                                 -                          569
  Proceeds from sale of plant facilities                                                        -                          110
                                                                                         --------                      -------

          Net cash used in investing activities                                              (260)                        (179)
                                                                                         --------                      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payment of) proceeds from short-term obligations                                    (9,031)                         748
  Payment of long-term debt obligations                                                      (107)                        (478)
  Purchase of treasury stock                                                                    -                         (340)
                                                                                         --------                      -------

          Net cash used in financing activities                                            (9,138)                         (70)
                                                                                         --------                      -------

NET DECREASE IN CASH                                                                         (642)                      (1,062)
CASH, beginning of period                                                                     922                        1,788
                                                                                         --------                      -------

CASH, end of period                                                                      $    280                      $   726
                                                                                         ========                      =======





SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
   Cash paid during period for:
     Interest                                                                            $  2,654                       $ 2,294
                                                                                         ========                       =======
     Income taxes (net of refunds received)                                              $     19                       $    65
                                                                                         ========                       =======




See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and the results of operations for the three and nine-month periods ended March 31, 1995 and 1994 and cash flows for the nine months ended March 31, 1995 and 1994.

2. The results of operations for the nine months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

3. Certain items included in these statements are based upon estimates. The cost of sales is determined utilizing estimated gross profit rates. The calculation of the actual cost of sales is predicated upon a physical inventory taken only at the end of each fiscal year.

     An approximate breakdown of the inventory in thousands is as follows:

                                            Mar. 31,                June 30,
                                              1995                    1994
                                            -------                 -------
         Raw materials                      $ 9,734                 $13,506
         Work-in-process                      4,789                   5,673
         Finished goods                      19,855                  25,633
                                            -------                 -------
                                            $34,378                 $44,812
                                            =======                 =======

4. During the three months ended March 31, 1994, the Company recorded a special charge of $3,800,000 related to the phase-out of a portion of the inventory of its popular-priced intimate apparel division. The special charge represented a write down, to its estimated realizable value, of that portion of its inventory.

5. During fiscal 1993, the Company sold a plant facility for a gain of $621,000 of which $548,000 was deferred at June 30, 1993. During the nine months ended March 31, 1994, the Company realized the remaining gain of $548,000 on such sale and sold another plant facility, which was connected to the facility discussed above, for which a gain of $436,000 was recognized.

6. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective July 1, 1993. This statement supersedes SFAS No. 96, "Accounting for Income Taxes," which was adopted by the Company in 1989. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was to increase income by $861,000 ($.06 per share) for the nine months ended March 31, 1994.

                           MOVIE STAR, INC.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


Results of Operations

Net sales for the three months ended March 31, 1995 decreased to $17,327,000 from $20,750,000, or a decrease of 16%, from the comparable period in 1994. This decrease is attributable to reduced sales to existing customers in the Company's popular-priced intimate apparel division, which phased-out a portion of its business in the third quarter of fiscal 1994 (see below). Net sales for the nine months ended March 31, 1995 increased slightly to $85,764,000 from $85,692,000 in the comparable period in 1994.

The gross profit percentage increased from 21.7% in 1994 to 23.1% in 1995 and from 21.3% in 1994 to 22.6% in 1995 for the three and nine- month periods, respectively. The increase in the gross profit percentage was primarily due to the higher gross margins in the Company's popular-priced intimate apparel division, partially offset in the nine-month period by higher sales of the Company's men's work and leisure shirt division which operates on a lower gross margin percentage than the Company's other divisions, combined with manufacturing inefficiencies in both periods.

As anticipated, gross profits related to the Company's popular-priced intimate apparel division increased for the nine months ended March 31, 1995 as a result of the Company's decision, during the third quarter of fiscal 1994, to phase-out the portion of that division's business which was least profitable. Although that division's gross profit percentage for the three months ended March 31, 1995 increased over the comparable period in 1994, gross profit dollars decreased as a result of lower sales in the current period.

As a result of the phase-out, during the third quarter of fiscal 1994, the Company recorded a special charge of $3,800,000 which represented a write-down, to its estimated realizable value, of that portion of its inventory.

The Company has, and will continue to seek to mitigate the loss of that division's sales through a more concentrated effort on achieving higher profit margins through improving its sourcing capabilities, further eliminating lower margin business, and the replacement of such sales with sales of its higher margin products.

For the three months ended March 31, 1995, selling, general and administrative expenses decreased by $148,000 to $5,237,000 from the comparable period in 1994. This decrease is principally from a reduction in bad debt expense of $200,000, partially offset by a net increase in other general and administrative expenses.

For the nine months ended March 31, 1995, selling, general and administrative expenses decreased by $535,000 to $15,521,000 from the comparable period in 1994. This decrease is principally from reductions in bad debt expense of $135,000, selling expenses of $332,000 and salaries of $305,000. These decreases were partially offset by a net increase in other general and administrative expenses. Additionally, in connection with the reduction in inventory levels described below, associated costs have been reduced.

Interest expense for the three months ended March 31, 1995 increased slightly by $29,000 to $955,000 compared to the similar period in 1994. Interest expense for the nine months ended March 31, 1995 increased by $360,000 to $3,504,000 compared to the similar period in 1994 due to higher short-term rates and increased borrowing in the first quarter of 1995.

The Company had a loss from operations of $2,194,000 for the three months ended March 31, 1995 compared to a loss from operations of $5,603,000 for the same period in 1994 due primarily to the special charge incurred in 1994. The Company had income from operations of $390,000 for the nine months ended March 31, 1995 compared to a loss from operations of $4,734,000 for the similar period in 1994 due principally to higher gross profits and lower selling, general and administrative expenses, offset partially by increased interest expense in 1995 and the special charge incurred in 1994.

During the second quarter of fiscal 1994, the Company realized a gain of $984,000 from the sale of certain plant facilities.

The Company's effective income tax rate was 40%. The Company adopted Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes," effective July 1, 1993, which resulted in a cumulative benefit from a change in accounting amounting to $861,000 for the nine-month period ending March 31, 1994. The effective income tax rate differs from the statutory federal income tax rate principally as a result of certain non- deductible expenses and the effect of state income taxes.

As a result of the above factors, the net loss decreased by $2,045,000 to $1,316,000 for the three months ended March 31, 1995 and net income was $234,000 for the nine months ended March 31, 1995 as compared to a net loss of $1,389,000 in the comparable period last year.

Liquidity and Capital Resources

For the nine months ended March 31, 1995, the Company's working capital increased by $898,000 to $26,416,000, principally from the reduction of short-term debt with funds provided by operations.

During the nine months ended March 31, 1995, cash decreased by $642,000. The Company used cash for the purchase of fixed assets of

$260,000, the payment of notes payable of $9,031,000 and the payment of long-term obligations of $107,000. These activities were principally funded by cash generated by operating activities of $8,756,000.

Inventory at March 31, 1995 decreased by $4,180,000 to $34,378,000 from $38,558,000 at March 31, 1994 due primarily to lower inventory levels in the Company's popular-priced intimate apparel division, offset partially by the increase in the inventory of the Company's men's work and leisure shirt division which resulted from the earlier production of goods for received and anticipated orders.

The Company intends to reduce the required sinking fund payment of $3,750,000 due in October 1996 on its outstanding subordinated debentures by the $2,550,000 of debentures previously purchased by the Company. Based upon the Company's recent financial results and the continuing weak retail climate for the Company's intimate apparel products, the Company does not presently anticipate that it will be able to pay the balance of the payment due in 1996 and future sinking fund requirements in each year after 1996 from earnings.
The Company is examining various alternative means of refinancing such debt through the issuance of new debt instruments or equity securities, the sale of certain assets or, a combination of these and other means. The Company does not anticipate any further significant purchases of its stock or debentures and anticipates capital expenditures for fiscal 1995 to be less than the amount spent in fiscal 1994.

The Company has recently negotiated an extension of its lines of credit with two banks, from $35,000,000 to approximately $27,500,000, subject to monthly borrowing limitations based on the Company's anticipated working capital requirements. The credit lines bear interest of up to 1% above the banks' prime rate. As collateral for such lines, the Company will continue to pledge all of its accounts receivable and its finished goods inventory imported pursuant to letters of credit issued under such lines. These lines of credit, which were previously to expire on June 30, 1995, have been extended until December 31, 1995. The extension is subject to the execution by the Company of definitive documents containing the terms and conditions of the loans. The Company intends to request renewal of such lines prior to their expiration. Management believes its available borrowing under these lines of credit through December 31, 1995, along with anticipated internally generated funds, will be sufficient to cover its working capital requirements.

The Company has historically achieved higher sales and profits in the first half of its fiscal year, due to the seasonality of the market for the Company's intimate apparel and men's work and leisure shirt products. The Company has typically been unprofitable in the second half of its fiscal year, due to its fixed overhead and lower sales. As a result of the foregoing factors, the Company estimates operating losses in the fourth quarter in excess of $1,500,000. However, because of the weak retail environment and the continued deferral of the receipt of goods previously ordered by certain of its customers, the Company cannot presently quantify the full extent of these losses.

PART II   Other Information

Item 1 -  Legal Proceedings - Not Applicable

Item 2 -  Changes in Securities - Not Applicable

Item 3 -  Defaults Upon Senior Securities - Not Applicable

Item 4 -  Submission of Matters to a Vote of Security
          Holders - None

Item 5 -  Other Information

          On February 28, 1995 Harold B. Pomeranz tendered his resignation as a Director of the Company, effective immediately. Mr. Pomeranz and his law firm continue to serve as legal counsel for the Company.

Item 6 -  (a) Exhibits

Exhibit
Number              Exhibit             Method of Filing
- -------             -------             ----------------
10.6.6         Interest Bearing Grid    Filed herewith.
               Note dated as of
               March 31, 1995 in the
               sum of $13,000,000
               between National
               Westminster Bank USA and
               the Registrant.

          (b) Form 8-K Report - None


                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   MOVIE STAR, INC.


                                   By: /S/ CLAYTON E. MEDLEY
                                      ----------------------
                                      CLAYTON E. MEDLEY
                                        President


                                   By: /S/ SAUL POMERANTZ
                                      -------------------
                                      SAUL POMERANTZ
                                        Senior-Vice President;
                                        Chief Financial Officer


May 12, 1995

                                EXHIBIT INDEX


Exhibit
Number              Exhibit             Method of Filing
- -------             -------             ----------------
10.6.6         Interest Bearing Grid    Filed herewith.
               Note dated as of
               March 31, 1995 in the
               sum of $13,000,000
               between National
               Westminster Bank USA and
               the Registrant.

27             Financial Data Schedule  Filed herewith.