Form 10-K405
period 1995-06-30
MOVIE STAR INC /NY/
filed 1995-10-13
CIK 93631

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      -----------------------------------
                                   FORM 10-K
(Mark One)
 /X/ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended June 30, 1995 or
 / / Transition report pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934 [Fee Required]

For the transition period from             to
                               -----------    -----------
Commission File Number 1-5893

                                MOVIE STAR, INC.
             (Exact name of Registrant as specified in its Charter)

        New York                                         13-5651322
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

136 Madison Avenue, New York, NY                             10016
(Address of Principal                                      (Zip Code)
Executive Offices)

Registrant's telephone number including area code  (212) 679-7260

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
Title of each class                                      on which registered

Common Stock, $.01 par value                             American Stock Exchange
$25,000,000 12-7/8% Debenture                            American Stock Exchange
due October 1, 2001

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes   X      No
                             -----       -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
                         Yes   X      No
                             -----       -----
The aggregate market value of voting stock held by nonaffiliates of

                        EXHIBIT INDEX - PAGE 46

                        Page 1 of 50 Total Pages
the Registrant totalled $8,204,731 on August 31, 1995, based upon the closing price of $0.875 at the close of trading on August 31, 1995.

As of August 31, 1995, there were 13,959,650 common shares outstanding.



                      DOCUMENTS INCORPORATED BY REFERENCE


SEE Item 14 with respect to exhibits to this Form 10-K which are incorporated herein by reference to documents previously filed or to be filed by the Registrant with the Commission.

                                MOVIE STAR, INC.
                          1995 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                              PART I                                    Page No.
                              ------                                    --------
Item 1  Business......................................................

Item 2  Properties....................................................

Item 3  Legal Proceedings.............................................

Item 4  Submission of Matters to a
        Vote of Security Holders......................................


                              PART II
                              -------

Item 5  Market for Registrant's Common Stock and
        Related Stockholder Matters...................................

Item 6  Selected Financial Data.......................................

Item 7  Management's Discussion and Analysis
        of Financial Condition and
        Results of Operations.........................................

Item 8  Financial Statements and
        Supplementary Data............................................

Item 9  Disagreements on Accounting and
        Financial Disclosure..........................................


                               PART III
                               --------

Item 10 Executive Officers and Directors
        of the Registrant.............................................

Item 11 Executive Compensation........................................

Item 12 Security Ownership of Certain Beneficial
        Owners and Management.........................................

Item 13 Certain Relationships and
        Related Transactions..........................................


                              PART IV
                              -------

Item 14 Exhibits, Financial Statement
        Schedule and Reports on Form 8-K..............................

                                     PART I



ITEM 1    BUSINESS

                 (a) The Registrant, a New York corporation organized in 1935, designs, manufactures, markets and sells an extensive line of ladies' sleepwear, robes, leisurewear, loungewear, panties and daywear; men's work and leisure shirts; and also operates retail outlet stores under the name Movie Star Factory Stores ("Factory Stores"). In the quarter ending September 30, 1995, the Registrant announced that it intended to divest itself of its men's work and leisure shirt division.

                 On June 30, 1993, the Registrant sold its children's ready-to-wear business including substantially all of the inventory and certain trademarks, to a company formed by the former head of that division and others.

                 During fiscal year 1992, the Registrant transferred the production of panties from its Claxton, Georgia plant to its Puerto Rico plant. The Claxton plant was engaged primarily in contracting for the manufacture of goods for third parties during fiscal year 1993. On July 30, 1993, the Registrant announced the closing of its Claxton, Georgia manufacturing plant.

                 The Registrant's products consist of ladies' pajamas, nightgowns, baby dolls, nightshirts, dusters, shifts, sundresses, rompers, short sets, beachwear, peignoir ensembles, robes, leisurewear, panties, and daywear consisting of bodysuits, soft bras, slips, half-slips, teddies and camisoles. Men's work and leisure shirts will continue to be produced by the Registrant through the end of calendar year 1995. These products are manufactured in various fabrics, designs, colors and styles depending upon seasonal requirements, changes in fashion and customer demand. In the past, the Registrant has benefited from its long-standing relationships with its customers based on providing them with competitively priced products and efficient service. As a result of recent consolidations in the retail industry, the high cost of domestic manufacturing and difficulties the Registrant has encountered in sourcing raw materials, engaging reliable offshore contractors and obtaining finished products from overseas, the Registrant has experienced a loss of sales to certain of its customers. The Registrant maintains an in-house design staff which affords it the flexibility to work with merchandise buyers on fashion design and price points and its domestic manufacturing facilities allow shorter "lead times" in producing certain of its products.

                 (b) Intentionally omitted.

                 (c) (i) The Registrant's products are sold to discount, specialty, national and regional chain, mass merchandise and department stores and direct mail catalog marketers throughout the United States. The price to consumers for the Registrant's products ranges from $2.00 for certain of its panty products to approximately $70.00 for certain other products. The Registrant's products are sold by in-house sales personnel and outside manufacturer's representatives. Mark M. David, the Registrant's Chairman of the Board, is also involved in marketing and in maintaining good relations between the Registrant and its major customers. Approximately 45% of the Registrant's sales are made to national chains and mass merchandisers; the balance of the Registrant's sales are unevenly distributed among discount, specialty, department and regional chain stores, direct mail catalog marketers and to consumers through the Registrant's Factory Stores. The Registrant's gross profit on its sales for the fiscal year ended June 30, 1995 was approximately 22%. The gross profit for the fiscal year ended June 30, 1994 was approximately 20%; and, for the same period in 1993 and 1992, the Registrant achieved an average gross profit on its sales of approximately 23%.

                 The Movie Star Factory Stores sell apparel products manufactured by the Registrant and other manufacturers at discounted retail prices. Approximately 30% of the sales from products sold by these stores are supplied by the Registrant. These stores account for less than 10% of total sales of the Registrant and operate at a gross profit above 30%.

                 In the past, the Registrant promoted its products through advertisements in trade publications circulated to major retailers. In fiscal 1995, the Registrant limited the promotion of its products to cooperative advertising in conjunction with its retail customers directed to the ultimate retail consumer of its products. In addition to its in-house sales force, the Registrant has retained Harold Shatz and Jeffrey Hymowitz and their organization, as a manufacturer's representative since 1976. Working closely with the Registrant, Messrs. Shatz and Hymowitz sell to selected accounts under the over-all supervision of Mark M. David and one of the Registrant's divisional Presidents. They are excluded from representing the Registrant in certain territories and in regard to certain accounts. Their organization is paid on a commission basis on all the products it sells. Messrs. Shatz and Hymowitz are not employees of the Company. In fiscal year 1995 less than 13% and in fiscal year 1994 less than 19% of the Registrant's net sales were attributed to sales by this organization. In 1986 and 1988, Mr. Shatz, Mr. Hymowitz and one former member of their organization were granted non-qualified options to purchase an aggregate of 225,648 shares of the Registrant's Common Stock at prices ranging from $1.67 to $2.36 per share. The Registrant believes that the loss of its relationship with Messrs. Shatz and Hymowitz and their organization would not materially adversely affect the Registrant because retailers' purchasing decisions are primarily based upon the Registrant's products.

                 (ii)  Not applicable.

                 (iii) The Registrant utilizes a large variety of fabrics made from natural and man-made fibers including, among others, polyester, cotton, broadcloth, stretch terry, flannel, brush, nylon, Quintura, velour, satins, tricot, jersey, fleece, jacquards, lace, charmeuse, poplin, chambray, chamois and various knit fabrics.

                 These materials are available from a variety of both domestic and foreign sources. The sources are highly competitive in a world market. The Registrant expects these conditions to continue in the foreseeable future. Generally, the Registrant has long-standing relationships with its domestic suppliers and purchases its raw materials in anticipation of orders or as a result of need based on orders received. Purchase of raw materials in high volume provides the Registrant with the opportunity to buy at relatively low prices. In turn, the Registrant is able to take advantage of these lower prices in the pricing of its finished goods. In fiscal 1995, approximately 4% of the Registrant's raw materials and approximately 14% of its finished goods were imported. Approximately 7% of its finished goods were assembled in the Caribbean and Central America during fiscal 1995.

                 The Registrant formed its International Division in 1985 and established an office in Taiwan. During fiscal 1995, the Registrant closed its office in Taiwan and transferred the responsibility for monitoring the quality and progress of manufacturing of finished products purchased in the Far East to independent agents located in each of the countries in which goods are being manufactured for the Registrant. In addition, the Registrant no longer retains the services of an outside agent based in Hong Kong to assist in the purchase of raw materials and accessories for use in finished products. Raw materials are now sourced and purchased through independent agents located in those countries where the Registrant seeks to purchase raw materials. This division was created to give the Registrant the ability to increase its importing capabilities when the marketplace requires and to achieve better control over the pricing, quality and delivery of such imports through on-going direct contact with its suppliers and contractors. Presently, the International Division is engaged in the purchase of finished products and textiles used for the manufacture of goods in the Registrant's domestic plants and by offshore contractors. The International Division is administered from the Registrant's headquarters in New York and its management personnel travels to the Far East extensively throughout the year. The General Agreement on Tariffs and Trade has no impact on the operations of the Registrant.

                 The Registrant had expected to expand its contracting for the assembly of its finished goods in the Caribbean and Central America during fiscal 1995. However, due to a reduction in the volume of orders it received for goods that were suitable for assembly offshore; shorter lead times between placement of orders and customers' required delivery dates; and, its inability to establish or maintain relationships with reliable contractors, the percentage of finished goods assembled in the Caribbean and Central America did not increase in fiscal 1995.

                 The Registrant believes it maintains adequate inventories to cover the needs of its customers.

                 (iv) In the past, the Registrant created an awareness of its products in the trade through the marketing of its own trademarks, which it promoted from time to time through advertisements in trade publications. In fiscal 1995, the Registrant did not advertise in trade publications. The Registrant was a licensee of various trademarks which it believed appealed to consumers in the same way its in-house brand names appeal to retailers. In fiscal 1995, the Registrant decided to permit its various licenses to expire without renewal. This decision was based on the Registrant's inability to obtain sufficient prices from its customers for products bearing the licensors' trademarks to justify the minimum guaranteed royalties and royalties based on a percentage of sales which were payable to the licensors. The Registrant has several registered trademarks, of which "Movie Star", "Movie Star Loungewear", "Cinema Etoile" and "Cine Star" are material to the marketing by Registrant of its products. There is no litigation with respect to patents, licenses and trademarks.

                 (v) The Registrant manufactures a wide variety of intimate apparel in many different styles and sizes and for use in all seasons and climates in the United States. Because of its product mix, it is subject to certain seasonal variations in sales and in the utilization of its manufacturing facilities. More than 50% of the Registrant's sales are made in the first six months of its fiscal year.

                 (vi) All sales are outright sales. Terms are generally net 10 days E.O.M. or net 30 days from receipt of goods which, depending on date of shipment, can be due from as short a period as twenty-one days or as long as fifty days. It has become industry practice to extend payment terms up to an additional thirty days for certain customers. Although sales are made without the right of return, in certain instances the Registrant may accept returns or agree to allowances. The Registrant maintains sufficient inventories of raw materials and finished goods to meet its production requirements and the delivery demands of its customers. As a result, the Registrant relies on its short-term line of credit from its banks to supplement internally generated funds to fulfill its working capital needs.

                 (vii) Sears Roebuck and Company accounted for 22% of fiscal year 1994 and 1995 sales. Approximately 12% of the Registrant's sales for fiscal 1995 were comprised of men's work and leisure shirts sold to Sears Roebuck and Company. No other customer accounted for more than 10% of sales in fiscal years 1994 and 1995.

                 The Registrant's Schwabe Division received verbal orders from Sears Roebuck and Company which are confirmed by written contracts prior to the shipment of merchandise.

                 Purchasing decisions by the Registrant's customers with respect to each group of the Registrant's products and, in some instances, products within a group, generally are made by different buyers and purchasing departments. The Registrant believes that the loss of orders from any one buyer or purchasing department would not necessarily result in the loss of sales to other buyers or purchasing departments of those customers.

                 (viii) The backlog of orders as of June 30, 1994 was approximately $50,100,000 and as of June 30, 1995 was approximately $43,700,000. Orders are booked upon receipt. The reduction in the backlog of orders as of June 30,1995 resulted primarily from the elimination of the Registrant's "trade business" in its popular-priced intimate apparel division, the weak retail environment for the Registrant's products and its inability to effectively source offshore. The Registrant believes that the current backlog is firm and will be filled by the end of the current fiscal year.

                 (ix) There is no material portion of the business which may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

                 (x) The intimate apparel business is fragmented and highly competitive. The industry is characterized by a large number of small companies. Many of these companies subcontract all or a significant portion of the manufacture of their garments. While the Registrant believes that owning manufacturing facilities can be advantageous, owning plants has required the investment of substantial capital and subjected the Registrant to the costs of maintaining excess capacity. Competitive conditions in the industry have required the Registrant to place greater reliance on obtaining raw materials and finished products from sources outside the United States.

                 As a result, the Registrant has consolidated production in its domestic plants by closing underutilized and inefficient facilities. Between August 1990 and July 1995, the Registrant has closed nine manufacturing plants in an effort to lower costs by reducing excess manufacturing capacity and in response to the need to obtain more favorably priced finished products from sources outside the United States. On July 29, 1995, the Registrant closed its Purvis, Mississippi sewing facility.

                 The intimate apparel industry is characterized by competition on the basis of price, quality, efficient service and prompt delivery. It has become increasingly difficult for the Registrant to rely principally on domestic manufacturing. Further shifts in competitive conditions may require the Registrant to increase its reliance on imports in the future. Accordingly, changes in import quotas, currency valuations and political conditions in the countries from which the Registrant imports products could adversely affect the Registrant's business. The Registrant's International Division could help mitigate the effect of any such shifts, but such shifts could result in the underutilization of the Registrant's domestic plants and decrease profitability. The Registrant believes that recent consolidations in the retail industry have contributed to increased competition among manufacturers of products of the type sold by it. As part of its response to this competitive pressure, the Registrant has sought to maximize its domestic manufacturing efficiency through strategic consolidation of underutilized facilities. For fiscal 1995, the Registrant sought to take advantage of emerging opportunities in the Caribbean Basin and Central America to contract for the cutting and assembly of its products which enables the Registrant to benefit from lower offshore labor costs coupled with transportation times that are faster than deliveries from the Far East. The Registrant has been unable to exploit the benefits of these emerging opportunities due to a reduction in the volume of orders it received for goods that were suitable for assembly offshore; shorter than anticipated lead times between placement of orders and customers' required delivery dates; and, its inability to establish or maintain relationships with reliable contractors.

                 On December 4, 1991, the Registrant formed a subsidiary, Sanmark de Mexico, S.A. in the Federal Republic of Mexico and subsequently applied to the Mexican Government to participate in that country's in-bond Maquila Program which permits companies to import raw materials into Mexico without duty. The subsidiary's status as a "Maquiladora" was intended to enable it to compete with other Mexican companies for an allocation from the Mexican government of a portion of the quota available for the manufacture in Mexico of finished products to be sold in the United States. The Mexican government allocates quota, in part, based on utilization by companies who have been granted quota allocations in the past, making it difficult for the Registrant's subsidiary, as a start-up enterprise, to obtain allocations. During fiscal year 1993, the Registrant's subsidiary applied to the Mexican government for quota allocations in five categories of products and was granted allocations in four of those categories. However, the request for allocation of quota in the category for which no quota was granted far exceeded all the other categories combined and was deemed by the Registrant to be the most important product category for the business of its subsidiary. Despite appeals to the Mexican authorities, the Registrant's subsidiary was unable to obtain meaningful allocations of quota for this product category. Due primarily to the Registrant's inability to obtain adequate allocation of quota from the Mexican government for the exportation of finished product, and the other difficulties the Registrant encountered in doing business in Mexico, the Registrant determined that it cannot operate profitably as a "Maquiladora" in Mexico. Accordingly, the Registrant terminated its operations as a "Maquiladora" as of December 31, 1993.


                 (xi) No material research activities relating to the development of new products or services or the improvement of existing products or services were undertaken during the last fiscal year, except for the normal continuing development of new styles and marketing methods.

                 (xii) There are no costs relating to complying with environmental regulations in the fiscal year just completed or over future periods of which the Registrant is aware.

                 (xiii) Of the approximately 1,677 employees of the Registrant, approximately 43 are executive, design and sales personnel, 102 are administrative personnel, and the balance are in manufacturing.

                 The Registrant has never experienced an interruption of its operations because of a work stoppage. Even though the Registrant is subject to certain seasonal variations in sales, significant seasonal layoffs are rare. However, as a result of the closing of the manufacturing facilities in Ellisville, Mississippi, Poplarville, Mississippi and Claxton, Georgia, approximately 122 employees were terminated in fiscal year 1993 and approximately 323 employees were terminated in fiscal year 1994. Approximately 21 employees were terminated in fiscal 1995 and an additional 52 were terminated in fiscal 1996 as a result of the completion of the closing of the Purvis facility.

                 Most employees have an interest in the Registrant's Common Stock through the Registrant's ESOP. The Registrant deems its relationship with its employees to be good. The Registrant is not a party to any collective bargaining agreement with any union.

                 Restriction on Dividends

                 Pursuant to a public offering of $25,000,000 of Debentures in 1986, the Registrant may not declare or pay any dividend or make any distribution on any class of its capital stock except dividends or distributions payable in capital stock of the Registrant or to the holders of any class of its capital stock, or purchase, redeem or otherwise acquire or retire for value any capital stock of the Registrant if (i) at the time of such action an event of default, or an event which with notice or lapse of time or both would constitute an event of default, shall have occurred and be continuing, or (ii) if, upon after giving effect to such dividend, distribution, purchase, redemption, other acquisition or retirement, the aggregate amount expended for all such purposes subsequent to June 30, 1986, shall exceed the sum of (a) 75% of the aggregate consolidated net income of the Registrant earned subsequent to June 30, 1986, (b) the aggregate net proceeds, including the fair market value of property other than cash received by the Registrant from the issue or sale after September 30, 1986 of capital stock of the Registrant, including capital stock issued upon the conversion of, or in exchange for, indebtedness for borrowed money and (c) $4,000,000; provided, however, that the provisions of this limitation shall not prevent the retirement of any shares of the Registrant's capital stock by exchange for, or out of proceeds of the substantially concurrent sale of, other shares of its capital stock, and neither such retirement nor the proceeds of any such sale or exchange shall be included in any computation made under this limitation. At June 30, 1995, the Company is prohibited from paying any cash dividends.

ITEM 2                          PROPERTIES

                 The following table sets forth all of the facilities owned or leased by the Registrant as of June 30, 1995.

                                       Owned or      Bldg. Area                    Expiration    Productive     Extent of
 Location             Use              Leased        (sq. ft.)      Annual Rent    of Lease      Capacity(6)    Utilization(6)
 --------             ---              ---------     -----------    -----------    ----------    -----------    --------------
 136 Madison Ave.,    Executive        Portions       58,000        $1,391,000      4/29/99      N/A            N/A
 New York, NY         offices;         Sub-leased;                  (1)             1/31/02
 (includes one        divisional       Portions
 floor at 148         sales office     Leased
 Madison Ave., NY,    and showroom     Directly
 NY)                                   from
                                       Landlord


 Petersburg, PA       Warehousing      Owned         140,000        _____          _____         N/A            N/A
                      for finished     (2)
                      goods;
                      distribution
                      center

 Hazlehurst, GA       Leased to a      Owned         180,000        _____          _____         N/A            N/A
                      Third Party;     (3)
                      Vacant

 Lebanon, VA          Manufacturing;   Owned         170,000        _____          _____           210          89%
                      warehousing
                      for piece
                      goods and
                      finished
                      goods;
                      distribution
                      center

 Honaker, VA          Manufacturing    Owned          40,000        _____          _____           150          89%

 Claxton, GA          Vacant           Owned          72,000        _____          _____         N/A            N/A
                      (7)



 Mississippi          8 Mfg.;          Owned         571,500        _____          _____         1,166          58%
                      5 Warehouses;    Leased
                      1 Distribution   (4)(8)
                      Center

 Puerto Rico          1 Plant;         Leased         58,000            58,000      1/31/98        200          81%
                      Manufacturing

                                       Owned or      Bldg. Area                    Expiration    Productive     Extent of
 Location             Use              Leased        (sq. ft.)      Annual Rent    of Lease      Capacity(6)    Utilization(6)
 --------             ---              ---------     -----------    -----------    ----------    -----------    --------------
 Retail Stores        25 retail        Leased         94,725        (5)            (5)           N/A            N/A
                      stores located
                      throughout
                      Mississippi
                      and Georgia



 Evansville, IN       Vacant           Owned          68,000        _____          _____         N/A            N/A




_____________

        (1)  Includes escalation for 1995.

        (2) This property is encumbered by purchase money mortgages which are described in the Notes to the Registrant's Consolidated Financial Statements included and incorporated by reference herein.

        (3) Approximately 140,000 square feet was leased to a third party in fiscal year 1994. An additional 40,000 square feet was leased to another third party during fiscal year 1996.

        (4) Leased from municipalities pursuant to local Development Authority bond issues. The Registrant leases certain temporary warehouse facilities in Mississippi on a month-to-month basis.

        (5) Store leases generally are for one to three-year periods with options to renew. Rents generally range from $2-$8 per square foot.

        (6) "Productive capacity" is based on the total number of employees that can be employed at a facility providing direct labor for the manufacture of the Registrant's products based on existing machinery and equipment and plant design. Extent of utilization is the percentage obtained by dividing the average number of employees actually employed at a facility during the fiscal year providing direct labor for the manufacture of the Registrant's products by Productive capacity.

        (7)  Facility closed during fiscal year 1994.

        (8) One manufacturing facility was converted to warehouse use during fiscal year 1994. One additional manufacturing facility was closed during fiscal year 1996.

The following table sets forth the amount of space allocated to different functions in shared facilities set forth in the preceding table.

                                                                                                   AMOUNT
                                                                                                  OF SPACE
LOCATION                                     FUNCTION                                             (Sq. ft.)
--------                                     --------                                             ---------
136 and 148 Madison Avenue                   Executive Offices                                      15,000
New York, New York                           Divisional Sales Offices and Showrooms                 43,000




Petersburg, Pennsylvania                     Warehousing and Distribution                          137,000
                                             Offices                                                 3,000

Lebanon, Virginia                            Manufacturing                                          49,000
                                             Warehousing and Distribution                          111,000
                                             Offices                                                10,000

Honaker, Virginia                            Manufacturing                                          31,000
                                             Warehousing                                             5,000
                                             Offices                                                 4,000


Mississippi                                  Manufacturing                                         248,000
                                             Warehousing and Distribution                          295,800
                                             Offices                                                27,700

Puerto Rico                                  Manufacturing                                          40,500
                                             Warehousing                                            16,500
                                             Offices                                                 1,000


ITEM 3  LEGAL PROCEEDINGS


     There are no legal proceedings pending which are material.



ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON STOCK
         AND RELATED STOCKHOLDER MATTERS

         The Common Stock is traded on the American Stock Exchange. The following table sets forth for the indicated periods the reported high and low prices per share.

                                            High                      Low
                                            ----                      ---
         Year Ended June 30, 1994
         First Quarter..........            2 1/4                     1 1/2
         Second Quarter.........            3 1/4                     1 5/8
         Third Quarter..........            2                         1 1/4
         Fourth Quarter.........            1 5/8                     1 1/8

         Year Ended June 30, 1995
         First Quarter...........           1 1/2                     1
         Second Quarter..........           1 3/8                     1  1/16
         Third Quarter...........           1 1/4                       15/16
         Fourth Quarter..........           1 1/8                        7/16

         As of August 31, 1995, there were approximately 1,046 holders of record of the Common Stock. For restrictions on dividends, see Item 1 at page I-7.

                 MARKET FOR REGISTRANT'S DEBENTURE

                                            High                       Low
                                            ----                       ---
         Year Ended June 30, 1994
         First Quarter...........          103 1/2                    99 3/4
         Second Quarter..........          104                       102
         Third Quarter...........          103                        99 1/2
         Fourth Quarter..........          103                        96

         Year Ended June 30, 1995
         First Quarter...........           97 3/4                    84
         Second Quarter..........           90                        80
         Third Quarter...........           91                        84
         Fourth Quarter..........           92 7/8                    74 1/2

MOVIE STAR,  INC. AND SUBSIDIARIES

ITEM 6.  SELECTED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STATEMENT OF OPERATIONS DATA:                                        FISCAL YEAR ENDED JUNE 30,
                                                 1995            1994              1993            1992            1991
NET SALES                                     $ 101,946        $ 103,105        $ 120,251        $117,684       $ 120,644
                                              ---------        ---------        ---------        --------       ---------

COST OF SALES                                    79,011           82,358           92,106          90,600          92,006

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                      20,541           20,874           22,596          22,572          21,485

SPECIAL CHARGE                                    3,000            3,800             --              --              --

PROVISION FOR BAD DEBTS RELATED TO
   CERTAIN RETAIL CUSTOMER BANKRUPTCIES            --               --               --              --               742


INTEREST EXPENSE - Net                            4,669            4,014            3,955           4,112           5,138
                                              ---------        ---------        ---------        --------       ---------

                                                107,221          111,046          118,657         117,284         119,371
                                              ---------        ---------        ---------        --------       ---------

(LOSS) INCOME FROM OPERATIONS                    (5,275)          (7,941)           1,594             400           1,273

(GAIN) LOSS ON SALE OR DISPOSAL OF

   PROPERTY, PLANT AND EQUIPMENT                   --               (984)            (908)           --              (335)
                                              ---------        ---------        ---------        --------       ---------


(LOSS) INCOME BEFORE PROVISION FOR
   INCOME TAXES AND CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                          (5,275)          (6,957)           2,502             400           l,608

PROVISION FOR INCOME TAXES                         (246)          (2,772)             217              73             415

CUMULATIVE EFFECT OF ACCOUNTING
   CHANGE FOR INCOME TAXES                         --                861             --              --              --
                                              ---------        ---------        ---------        --------       ---------


NET (LOSS) INCOME                             $  (5,029)       $  (3,324)       $   2,285        $    327       $   1,193
                                              =========        =========        =========        ========       =========


(LOSS) INCOME PER SHARE (1)                   $    (.36)       $    (.24)       $     .16        $    .02       $     .08
                                              =========        =========        =========        ========       =========


WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING (1)                        13,960           14,031           14,185          14,470          14,993
                                              =========        =========        =========        ========       =========

BALANCE SHEET DATA:                                                    AT JUNE 30,
                                                 1995             1994             1993           1992           1991
WORKING CAPITAL                                 $22,648          $25,518          $30,984         $30,033         $31,500
                                                =======          =======          =======         =======         =======

TOTAL ASSETS                                    $57,204          $69,806          $72,731         $68,172         $70,292
                                                =======          =======          =======         =======         =======

SHORT-TERM DEBT - Including current
   maturities of long-term debt                 $15,832          $19,627          $16,783         $12,964         $15,582
                                                =======          =======          =======         =======         =======

LONG-TERM DEBT                                  $22,496          $22,529          $22,733         $24,681         $26,347
                                                =======          =======          =======         =======         =======

STOCKHOLDERS' EQUITY                            $ 8,700          $13,729          $17,412         $15,413         $15,837
                                                =======          =======          =======         =======         =======



(1) (Loss) income per share is based on net (loss) income for the year divided by the weighted average number of shares of common stock outstanding, including common share equivalents, and has been restated to reflect all stock splits.

(2) For each of the five years ended June 30, 1995, no cash dividends were declared.

ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

    Results of Operations

    1995 vs. 1994

    Net sales for the year ended June 30, 1995 decreased to $101,946,000 from $103,105,000 in the comparable period in 1994, a decrease of 1%. The decrease in sales resulted primarily from lower sales in the popular-priced intimate apparel division of approximately $7,800,000, offset by increased sales in the higher-priced intimate apparel division of approximately $3,100,000 and the men's work and leisure shirt division of approximately $4,500,000.

    The gross profit percentage increased to 22.5% in fiscal 1995 from 20.1% in the prior year. The increase was due to increased margins in both of the Company's intimate apparel divisions and the men's work and leisure shirt division. The Company has been successful in increasing its sales in the higher-priced apparel division and has continued its efforts to eliminate low margin business.

    As anticipated, the gross profit percentage related to the Company's popular-priced intimate apparel division increased in the year ended June 30,1995 as a result of the Company's decision, during the third quarter of fiscal 1994, to phase-out the portion of that division's business which was least profitable. However, due to the lower sales in 1995 as compared to 1994, gross profit dollars in that division decreased in 1995.

    As a result of the phase-out, during the third quarter of fiscal 1994, the Company recorded a special charge of $3,800,000.

    In order to compete more effectively, the Company is continuing to reduce excess plant capacity. Management has closed 9 plants during the past five years including, the closing in July 1995 of its plant in Purvis, Mississippi.

    The Company has decided to focus its efforts and resources on its core intimate apparel business. In the quarter ending September 30,1995 the Company announced that it intended to divest itself of its men's work and leisure shirt division ("Schwabe"). The Company's decision was also based on Schwabe's inadequate return on capital. If the Schwabe operations cannot be sold, the Company intends to close its three shirt manufacturing facilities in Northern Mississippi by the end of the calendar year and liquidate Schwabe's assets. No prospective purchasers have expressed a significant interest in purchasing the Schwabe division with the intent of continuing its operations. As a result of this decision, the Company recorded a special charge of $3,000,000 consisting of a write-down, to its estimated realizable value, of the Schwabe inventory and property, plant and equipment.

    In conjunction with the divestiture of the Schwabe division, the Company is in the process of realigning its core intimate apparel business. As such, the Company does not anticipate that the loss of the Schwabe sales will have a significant adverse effect on its business.

    In fiscal 1994 and throughout fiscal 1995, the Company had difficulties in sourcing its goods offshore. The Company's efforts to source more effectively were unsuccessful due to a number of factors including poor planning, the absence of controls to monitor the import process and the quality of the product, the purchase of raw materials from unreliable vendors and ineffective management and staffing. These problems resulted in the receipt and acceptance of poor quality goods, unanticipated and costly air shipments and the inability, in certain instances, to make timely delivery of our finished product to our customers. As a result, certain customers either canceled orders, returned goods or took deductions. These problems also resulted in lower than expected sales.

    The Company's inability to plan, administer and effectively source raw materials and finished products in a marketplace that is increasingly moving to lower cost imports and offshore manufacturing, as well as the Company's divestiture of its men's shirt division (see above) were the primary reasons that the Company did not return to profitability in fiscal 1995. Other contributing factors included a weak U.S. market for intimate apparel, the increasing purchasing power of the Company's consolidating customers, and the Company's inability to cut overhead sufficiently.

    The problems encountered in fiscal 1995 will also affect the Company's financial performance in fiscal 1996. Due to the negative impact of these problems on sales and gross margins and the inability of the Company to sufficiently cut expenses, the Company is anticipating a loss from operations in fiscal 1996.

    In its continuing efforts to return to profitability and improve the Company's overall operations, in August 1995 the Company retained Barbara Khouri as its new Chief Executive Officer. Ms. Khouri has extensive senior management experience in the intimate apparel industry. Under Ms. Khouri's recent leadership, management has devised a plan to consolidate and realign all of the operational areas of the Company. This consolidation and realignment is designed to reduce costs and create an organizational structure that is more productive, effective and efficient. The plan places an increased emphasis on controlling the Company's import operations and offshore manufacturing. Management also plans to formalize procedures for developing and implementing strategies to improve gross profit margins and create effective planning techniques to better respond to the changing needs of the Company's customers on a short and long-term basis.

    Selling, general and administrative expenses decreased by $333,000 to $20,541,000 for the year ended June 30, 1995 as compared to the comparable period last year. This decrease was primarily attributable to a reduction in salary expense of $435,000 and sales related expenses, including royalties and licensing costs of $336,000 and commissions of $197,000, offset partially by an increase in bad debts of $350,000 and a net increase in other general overhead. Additionally, in connection with the reduction in inventory levels described below, associated costs have been reduced.

    Interest expense increased in 1995 by $424,000 to $4,669,000 due to higher short-term rates and increased borrowing in the first quarter of 1995.

    The Company had a loss from operations of $5,275,000 for the year ended June 30, 1995, compared to a loss of $7,941,000 for the year ended June 30, 1994 due primarily to higher gross margins and lower selling, general and administrative expenses, offset partially by increased interest expense in 1995. In addition, the special charge is significantly lower in 1995 as compared to 1994.

    The income tax benefit for the year ended June 30, 1995 was $246,000 as compared to $2,772,000 for the year ended June 30, 1994.

    The financial results reflect a net loss of $5,029,000 for the year ended June 30, 1995 as compared to a net loss of $3,324,000 for the year ended June 30, 1994.

    1994 vs. 1993

    Net sales for the year ended June 30, 1994 decreased to $103,105,000 from $120,251,000, a decrease of 14%, in the comparable period in 1993. The decrease in sales includes approximately $11,000,000 of reduced sales to existing customers (see discussion below relating to Sears) and approximately $6,000,000 of sales related to the Company's children's ready-to-wear line, for which no sales are reflected for the year ended June 30, 1994, and reductions in contract manufacturing for third parties. The decrease in sales to existing customers reflects large programs which had not been placed with us by our customers due primarily to difficulties the Company has incurred in sourcing its goods offshore. The Company refocused its efforts in this area and hired executive personnel with specific sourcing and quality control expertise to improve the Company's ability to source goods offshore and to develop new offshore manufacturing capabilities. The Company sought to recapture the sales lost to existing customers by improving its sourcing capabilities and from sales by certain of the Company's divisions that were not adversely affected by the sourcing difficulties. Toward that end, the Company expanded its manufacturing base in the Caribbean and Central America and planned to expand its imports from overseas.

    During 1993, Sears announced the elimination of its catalogue sales division. As such, the Company's men's shirt division had sales of approximately $6,000,000 for the year ended June 30, 1994 related to the Sears' catalogue. The Company has replaced approximately $2,700,000 of these sales primarily with programs from new customers in fiscal 1994. Based on orders obtained and anticipated future orders, the Company expected that in fiscal 1995, the men's shirt division would replace all of the sales lost as a result of the elimination of the Sears' catalogue.

    The gross profit percentage decreased to 20.1% in 1994 from 23.4% in the prior year. The decrease was due to difficulties in sourcing our goods offshore, increased sales of close-outs and slow moving inventory at lower margins and to manufacturing inefficiencies, including excess plant capacity. The inability to source effectively resulted in the Company accepting orders at lower margins to maintain market share. In an effort to decrease excess plant capacity, management has closed certain plant facilities during the past three years including, in fiscal year 1994, one of its plants in Claxton, Georgia, and one of its plants in Poplarville, Mississippi. Due to the Company's decisions to close factories over the past three years, the determination to terminate its operations in Mexico as a "Maquiladora" as of December 31, 1993, intense price competition in the marketplace, the Company's effort to source more effectively, and its shipping needs, the Company has expanded its manufacturing base in the Caribbean and Central America and plans to expand its imports from overseas.

    During the third quarter of fiscal 1994, the Company decided, in an effort to increase margins and reduce inventory levels and related inventory carrying costs, to phase-out a portion of its popular-priced intimate apparel division's business which produces and purchases inventory without orders in-hand for smaller accounts ("trade business"), and to concentrate its efforts in the private label side of its business, where goods are manufactured against orders. Trade business has become a smaller and less profitable portion of that division's business and requires higher inventory levels. As a result of this decision, the Company recorded a special charge of $3,800,000, consisting of a write-down of inventory related to its trade business to its estimated realizable value. For the fiscal year ending June 30, 1994, trade business accounted for sales of approximately $10,000,000. The Company sought to mitigate the loss of such sales through a more concentrated effort on higher margin private label business, improving its sourcing capabilities, and through the elimination of low margin business, as well as other Company sales. As such, the Company did not anticipate that the loss of these sales would have a significant, adverse effect, except for the special charge discussed above, on its business.

    Selling, general and administrative expenses decreased by $1,722,000 to $20,874,000 for the year ended June 30, 1994 as compared to the comparable period last year. This decrease was primarily attributable to a reduction in salary expense of approximately $666,000, of which $308,000 related to the sale of the children's ready-to-wear division, sales related expenses, including shipping costs of approximately $434,000, travel and entertainment of approximately $198,000, and commissions of approximately $184,000 and a net decrease in other general overhead.

    Interest expense increased in 1994 by $168,000 to $4,245,000 due primarily to higher short-term borrowing needs during the year.

    The Company had a loss from operations of $7,941,000 for the year ended June 30, 1994, compared to income of $1,594,000 for the year ended June 30, 1993 due primarily to lower sales volume, lower gross profit margins and a special charge in the fiscal 1994 period, partially offset by lower selling, general and administrative expenses.

    During the year ended June 30, 1994, the Company realized a gain of $984,000 from the sale of certain plant facilities compared to a $908,000 gain realized in the same period in fiscal 1993.

    The Company's effective income tax rate was 39.8% for the year ended June 30, 1994 compared to 8.7% for the same period in 1993. The Company adopted Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes," effective July 1, 1993, which resulted in a cumulative benefit from a change in accounting amounting to $861,000. The fiscal 1993 rate was lower than the federal statutory rate due to the utilization of prior period tax losses.

    Liquidity and Capital Resources

    For the year ended June 30, 1995, the Company's working capital decreased by $2,870,000 to $22,648,000, principally from operating losses.

    During the year ended June 30, 1995, cash decreased by $819,000. The Company used cash for the purchase of fixed assets of $311,000, the payment of notes payable of $3,706,000 and the payment of long-term obligations of $122,000. These activities were funded by cash generated by operating activities of $3,320,000.

    Inventory at June 30, 1995 decreased by $8,727,000 to $36,085,000 from $44,812,000 at June 30, 1994 due to lower inventory levels in each of the Company's divisions. Approximately 50% of the decrease is due to lower inventory in the Company's popular-priced intimate apparel division. The Company's divestiture of the Schwabe division and the liquidation of that division's remaining inventory will significantly reduce the Company's inventory levels in fiscal 1996.

    The Company intends to reduce the required sinking fund payment of $3,750,000 due in October 1996 on its outstanding subordinated debentures by the $2,550,000 of debentures previously purchased by the Company. Based upon the Company's recent financial results and the anticipated loss in fiscal 1996, the Company does not presently anticipate that its earnings will be sufficient to pay the balance of the payment due in 1996. In addition, management believes it is unlikely that future sinking fund requirements in each year after 1996 can be made from earnings. The Company has retained the services of an investment banking firm to assist it in examining various alternative means of refinancing such debt through the issuance of new debt instruments or equity securities, the sale of certain assets or, a combination of these and other means. If the Company does not refinance its debentures prior to October 1996, it will have to rely on other sources of financing to make the balance of the payment due in October 1996. There can be no assurance that the Company will have sufficient availability under its short term line of credit for the purpose of making the required sinking fund payment in October 1996, or that if available, the Company's banks will allow it to utilize the short term line of credit for such purpose. The Company does not presently have any commitments from its banks or any other source to provide the funds necessary to pay the balance of the October 1996 sinking fund requirement. The Company does not anticipate any further significant purchases of its stock or debentures and anticipates that capital expenditures for fiscal 1996 will be less than $500,000. However, depending on price and the availability of funds, the Company may seek to take advantage of opportunities to purchase its debenture to further reduce its October 1996 sinking fund requirements.

    In August 1995, Moody's Investors Service lowered its rating on the Company's subordinated debentures to Ca from B3.

    The Company has negotiated an extension of its lines of credit with two banks subject to monthly borrowing limitations based on the Company's anticipated working capital requirements. The Company's borrowing needs are as high as approximately $24,000,000 in October 1995 to as low as approximately $2,000,000 in fiscal 1996. This reduction in borrowing needs is primarily due to the Company's decision to divest itself of its men's work and leisure shirt division and to liquidate its inventory (see below). The credit lines bear interest of up to 1.25% above the banks' prime rate. As collateral for such lines, the Company will continue to pledge all of its accounts receivable and its finished goods inventory imported pursuant to letters of credit issued under such lines. These lines of credit, which were previously to expire on December 31, 1995, have been extended until June 30, 1996. The extension is subject to the execution by the Company of definitive documents containing the terms and conditions of the loans.

    Even though the Company has suffered losses in fiscal 1994 and 1995 and expects a loss in fiscal 1996, anticipated working capital needs will be substantially lower in the second half of fiscal 1996 due to the Company's decision to divest itself of its men's work and leisure shirt division. That division has required significant amounts of capital to support it due to the seasonality of its shipping. Approximately 80% of the Schwabe division's finished products were historically shipped between July and December. In addition, the gross margins on that division's products have been lower than the Company's other divisions. The seasonality of Schwabe's shipping and the low gross margins resulted in a disproportionate use of and an inadequate return on capital. With the elimination of this division, the Company can focus the attention of its personnel and financial resources on its core intimate apparel business.

    As a result, management believes its available borrowing under its lines of credit through June 30, 1996, along with anticipated internally generated funds, will be sufficient to cover its working capital requirements.

ITEM 9    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE

    None.

                                    PART III

ITEM 10   EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

           See Item 13.

ITEM 11   EXECUTIVE COMPENSATION

           See Item 13.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AS OF AUGUST 31, 1995

           See Item 13.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by Items 10, 11 and 12 is incorporated by reference to the information included in the Company's definitive proxy statement in connection with the Annual Meeting of Stockholders to be held in December 1995.

                                      III-1

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                              PAGE

(a)  1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Included in Part II, Item 8 of this report:

             Independent Auditors' Report                                                      F-1

             Consolidated Balance Sheets at June 30, 1995 and 1994                             F-2

             Consolidated Statements of Operations for the fiscal
             years ended June 30, 1995, 1994 and 1993                                          F-3

             Consolidated Statements of Stockholders' Equity for
             the fiscal years ended June 30, 1995, 1994 and 1993                               F-4

             Consolidated Statements of Cash Flows for the
             fiscal years ended June 30, 1995, 1994 and 1993                                   F-5

             Notes to Consolidated Financial Statements                                    F-6 - F-13

     2.     SCHEDULE

             For the fiscal years ended June 30, 1995, 1994 and 1993:

                        II - Valuation and Qualifying Accounts                                 S-1

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Movie Star, Inc.:

We have audited the accompanying consolidated balance sheets of Movie Star, Inc. and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1995. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Movie Star, Inc. and subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, Movie Star, Inc. changed its method of accounting for income taxes as of July 1, 1993 to conform with Statement of Financial Accounting Standards No. 109.

Deloitte & Touche LLP
September 22, 1995
(except for Note 4 which is
 dated October 13, 1995)
New York, New York

MOVIE STAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1995 AND 1994
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

ASSETS                                                                        1995        1994
CURRENT ASSETS:
   Cash                                                                     $   103      $   922
   Receivables (net of allowance for doubtful accounts and sales
     allowances of $1,869 in 1995 and $1,625 in 1994) (Notes 1d and 4)        8,789       10,091
   Inventory (Notes 1b, 2 and 4)                                             36,085       44,812
   Deferred income tax benefits (Notes 1e and 7)                              3,298        2,915
   Prepaid expenses and other current assets                                    381          326
                                                                            -------      -------

           Total current assets                                              48,656       59,066

PROPERTY, PLANT AND EQUIPMENT - Net (Notes 1c, 3 and 5)                       6,053        7,697

OTHER ASSETS (Note 1g)                                                        1,784        1,949

DEFERRED INCOME TAXES (Notes 1e and 7)                                          711        1,094
                                                                            -------      -------

TOTAL ASSETS                                                                $57,204      $69,806
                                                                            =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Notes payable (Notes 4 and 14)                                           $15,803      $19,509
   Current maturities of long-term debt (Note 5)                                 29          118
   Accounts payable                                                           6,939        9,372
   Accrued expenses and other current liabilities                             3,237        4,549
                                                                            -------      -------

           Total current liabilities                                         26,008       33,548
                                                                            -------      -------

LONG-TERM DEBT - Less current maturities included above (Note 5)                 46           79
                                                                            -------      -------

SUBORDINATED DEBENTURES (Note 6)                                             22,450       22,450
                                                                            -------      -------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 8)

STOCKHOLDERS' EQUITY (Notes 6 and 10):
   Common stock, $.01 par value - authorized, 30,000,000 shares;
     issued, 15,977,000 shares                                                  160          160
   Additional paid-in capital                                                 3,731        3,731
   Retained earnings                                                          8,427       13,456
                                                                            -------      -------

                                                                             12,318       17,347

   Less treasury stock, at cost - 2,017,000 shares                            3,618        3,618
                                                                            -------      -------

           Total stockholders' equity                                         8,700       13,729
                                                                            -------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $57,204      $69,806
                                                                            =======      =======


See notes to consolidated financial statements.

MOVIE STAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1995, 1994 AND 1993
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    1995            1994            1993
NET SALES (Notes 1d and 9)                        $ 101,946       $ 103,105       $ 120,251

COST OF SALES                                        79,011          82,358          92,106
                                                  ---------       ---------       ---------

           Gross profit                              22,935          20,747          28,145
                                                  ---------       ---------       ---------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         20,541          20,874          22,596

SPECIAL CHARGE (Note 12)                              3,000           3,800            --

INTEREST INCOME                                        --              (231)           (122)

INTEREST EXPENSE (Notes 4, 5 and 6)                   4,669           4,245           4,077
                                                  ---------       ---------       ---------

                                                     28,210          28,688          26,551
                                                  ---------       ---------       ---------

(LOSS) INCOME FROM OPERATIONS                        (5,275)         (7,941)          1,594

GAIN ON SALE OF PLANT FACILITIES (Note 13)             --               984             908
                                                  ---------       ---------       ---------

(LOSS) INCOME BEFORE PROVISION FOR
   INCOME TAXES AND CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                              (5,275)         (6,957)          2,502
                                                  ---------       ---------       ---------

PROVISION FOR INCOME TAXES (Notes 1e and 7):
   Current                                             (246)             11             203
   Deferred                                            --            (2,783)             14
                                                  ---------       ---------       ---------

                                                       (246)         (2,772)            217
                                                  ---------       ---------       ---------
(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                 (5,029)         (4,185)          2,285

CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR
   INCOME TAXES (Note 7)                               --               861            --
                                                  ---------       ---------       ---------

NET (LOSS) INCOME                                 $  (5,029)      $  (3,324)      $   2,285
                                                  =========       =========       =========

(LOSS) INCOME PER SHARE BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                    $    (.36)      $    (.30)      $     .16
                                                  =========       =========       =========
CUMULATIVE EFFECT OF ACCOUNTING CHANGE
   PER SHARE                                                      $     .06
                                                                 ==========

NET (LOSS) INCOME PER SHARE                       $    (.36)      $    (.24)      $     .16
                                                  =========       =========       =========

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING (Note 1f)                             13,960          14,031          14,185
                                                  =========       =========       =========

See notes to consolidated financial statements.

MOVIE STAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1995, 1994 AND 1993
(IN THOUSANDS)

                                                             ADDITIONAL
                                        COMMON STOCK           PAID-IN       RETAINED           TREASURY STOCK
                                     SHARES       AMOUNT       CAPITAL       EARNINGS        SHARES         AMOUNT           TOTAL
 BALANCE, JULY 1, 1992               15,977        $160        $3,731        $14,495         1,679        $(2,973)         $15,413

   Net income                          --           --           --            2,285          --             --              2,285

   Purchase of treasury stock          --           --           --             --             171           (286)            (286)
                                     ------        ----        ------        -------         -----        -------          -------

BALANCE, JUNE 30, 1993               15,977         160         3,731         16,780         1,850         (3,259)          17,412

   Net (loss)                          --           --           --           (3,324)         --             --             (3,324)

   Purchase of treasury stock          --           --           --             --             167           (359)            (359)
                                     ------        ----        ------        -------         -----        -------          -------

BALANCE, JUNE 30, 1994               15,977         160         3,731         13,456         2,017         (3,618)          13,729

   Net (loss)                          --           --           --           (5,029)         --             --             (5,029)
                                     ------        ----        ------        -------         -----        -------          -------


BALANCE, JUNE 30, 1995               15,977        $160        $3,731        $ 8,427         2,017        $(3,618)         $ 8,700
                                     ======        ====        ======        =======         =====        =======          =======

See notes to consolidated financial statements.

MOVIE STAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1995, 1994, AND 1993
(IN THOUSANDS)

                                                                         1995         1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES:
   (Loss) income before cumulative effect of accounting change         $(5,029)     $(4,185)     $ 2,285
   Adjustments to reconcile (loss) income before cumulative
     effect of accounting change to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                                       1,319        1,386        1,396
     Deferred income taxes                                                --         (2,783)          14
     Gain on sale of plant facilities                                     --           (984)        (908)
     Loss on plant closing                                                 750         --           --
     Other                                                                --           --            (46)
     Changes in operating assets and liabilities:
       Receivables                                                       1,302        2,883         (486)
       Inventory                                                         8,727        1,584       (2,948)
       Prepaid expenses and other current assets                           (55)         503          316
       Other assets                                                         51          (43)         118
       Accounts payable                                                 (2,433)        (910)         397
       Accrued expenses and other current liabilities                   (1,312)        (424)        (120)
                                                                       -------      -------      -------

           Net cash provided by (used in) operating activities           3,320       (2,973)          18
                                                                       -------      -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant and equipment                         (311)        (954)        (884)
   Proceeds from sale of property and equipment                           --            110        1,279
   Decrease (increase) in notes receivable                                --            670         (731)
                                                                       -------      -------      -------

           Net cash used in investing activities                          (311)        (174)        (336)
                                                                       -------      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (payment of) proceeds from short-term obligations                (3,706)       3,179        3,972
   Payment of long-term obligations                                       (122)        (539)        (601)
   Purchase of subordinated debentures                                    --           --         (1,454)
   Purchase of treasury stock                                             --           (359)        (286)
                                                                       -------      -------      -------

           Net cash (used in) provided by financing activities          (3,828)       2,281        1,631
                                                                       -------      -------      -------

NET (DECREASE) INCREASE IN CASH                                           (819)        (866)       1,313

CASH, BEGINNING OF YEAR                                                    922        1,788          475
                                                                       -------      -------      -------

CASH, END OF YEAR                                                      $   103      $   922      $ 1,788
                                                                       =======      =======      =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during year for:
     Interest                                                          $ 4,515      $ 4,074      $ 3,983
                                                                       =======      =======      =======

     Income taxes, net of refunds                                      $    68      $    14      $   130
                                                                       =======      =======      =======

See notes to consolidated financial statements.

MOVIE STAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1995, 1994 AND 1993

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Principles of Consolidation - The consolidated financial statements include the accounts of Movie Star, Inc. and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

     b. Inventory - Inventory is valued at lower of cost (first-in, first-out) or market.

     c. Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation is computed principally by the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives.

     d. Revenue Recognition - Revenue is recognized upon shipment. Although sales are made without the right of return, in certain instances, the Company may accept returns or agree to allowances. The Company provides for such returns and allowances as they become known or anticipated.

     e. Income Taxes - Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" (see Note 7).

     f.  (Loss) Income Per Share - (Loss) income per share is based on the net
         (loss) income for each year divided by the weighted average number of shares outstanding. Common share equivalents (stock options) were not dilutive in each of the three years ended June 30, 1995.

     g. Amortization of Debt Issuance Cost - Legal and accounting fees, printing costs and other expenses associated with the issuance of subordinated debentures are being amortized over the term of the debentures. Annual amortization of debt issuance costs included in interest expense is $96,000.

2.   INVENTORY

     Inventory consists of the following:

                                                        JUNE 30,
                                                  1995            1994
                                                     (IN THOUSANDS)
         Raw materials                          $ 6,870         $13,506
         Work-in-process                          5,354           5,673
         Finished goods                          23,861          25,633
                                                -------         -------

                                                $36,085         $44,812
                                                =======         =======

3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment (at cost) consists of the following:

                                                                    JUNE 30,
                                                               1995          1994
                                                                (IN THOUSANDS)
         Land, buildings and improvements                   $  8,522      $  8,479

         Machinery and equipment                               2,597         3,486

         Office furniture and equipment                        2,212         2,555

         Leasehold improvements                                1,286         1,283
                                                            --------      --------

                                                              14,617        15,803

         Less accumulated depreciation and amortization       (8,564)       (8,106)
                                                            --------      --------

                                                            $  6,053      $  7,697
                                                            ========      ========

     At June 30, 1995, the Company held property, plant and equipment with a net book value of approximately $1,745,000 for sale or lease.

4.   NOTES PAYABLE

     At June 30, 1995, the Company had notes payable aggregating $15,803,000 under line of credit agreements from two banks. Pursuant to the agreements, all borrowings are collateralized by accounts receivable and finished goods inventory imported pursuant to letters of credit. Interest on the outstanding notes is payable monthly at up to 1 percent above the prime rate (such rate being 10 percent at June 30, 1995).

     On October 13, 1995, the Company entered into new agreements with the same banks ("New Agreements"). The New Agreements expire June 30, 1996 and contain certain financial covenants (as defined). Persuant to the New Agreements, all borrowings will continue to be collateralized by accounts receivable and finished goods inventory imported pursuant to letters of credit with interest on outstanding borrowings being payable monthly at
     1.25 percent above the prime rate.

     Borrowings under the New Agreements are subject to monthly borrowing limitations as follows (in thousands):

                      October 1995               $26,266
                      November 1995               21,766
                      December 1995               11,832
                      January 1996                 4,957
                      February 1996                2,146
                      March 1996                   2,907
                      April 1996                   4,183
                      May 1996                     2,718
                      June 1996                    2,547

5.   LONG-TERM DEBT

     Long-term debt consists of purchase money mortgages with varying interest rates of between 4 percent and 9.85 percent, collateralized by land, buildings and improvements.

     The maturities of long-term debt at June 30, 1995, including current maturities, are as follows (in thousands):

                             YEAR             AMOUNT
                             1996               $29
                             1997                23
                             1998                23
                                                ---
                                                $75
                                                ===

6.   SUBORDINATED DEBENTURES

     On October 10, 1986, the Company sold $25,000,000 of 12-7/8% Subordinated Debentures due October 1, 2001 (the "Debentures"). Interest payments on the outstanding Debentures are due semi-annually on October 1 and April 1. Annual sinking fund payments of $3,750,000 are required commencing October 1, 1996. However, required payments in any year may be reduced by Debentures previously purchased by the Company. The total purchases of Debentures at June 30, 1995 were $2,550,000. The Debentures are redeemable, in whole or in part, at the option of the Company, at any time, and are subordinated to all senior debt (as defined). The Debentures contain covenants with respect to limitations on dividends and stock purchases. At June 30, 1995, the Company is prohibited from paying dividends and making stock purchases.

7.   INCOME TAXES

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," effective July 1, 1993. This Statement supersedes SFAS No. 96, "Accounting for Income Taxes," which was adopted by the Company in 1989. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was to increase income by $861,000 ($.06 per share) for the year ended June 30, 1994.

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses. The tax effects of significant items, comprising the Company's net deferred tax asset, are as follows:

                                                                           JUNE 30,
                                                                      1995       1994
                                                                        (IN THOUSANDS)
         Deferred tax liabilities:
           Differences between book and tax basis of property,
              plant and equipment                                    $  661     $  779
           Difference between book and tax basis of gain on sale
             of property, plant and equipment                           288        308
                                                                     ------     ------

                                                                        949      1,087
                                                                     ------     ------

         Deferred tax assets:
           Difference between book and tax basis of inventory           440        275
           Reserves not currently deductible                          3,258      2,050
           Operating loss carryforwards                               3,094      2,718
           Other                                                          2         53
                                                                     ------     ------
                                                                      6,794      5,096
                                                                     ------     ------
           Valuation allowance                                        1,836       --
                                                                     ------     ------

         Net deferred tax asset                                      $4,009     $4,009
                                                                     ======     ======

     The net change in the valuation allowance for the deferred tax asset was an increase of $1,836,000 in the year ended June 30, 1995 principally related to the operating loss arising in that year.

     The provision for income taxes is comprised as follows:

                                              YEAR ENDED JUNE 30,
                                         1995          1994        1993
                                                (IN THOUSANDS)
         Current:
           Federal                     $  (270)      $  --         $ 61
           State and local                  24            11        142
         Deferred                         --          (2,783)        14
                                       -------       -------       ----

                                       $  (246)      $(2,772)      $217
                                       =======       =======       ====


     Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:

                                                                    YEAR ENDED JUNE 30,
                                                                1995       1994       1993
         Federal statutory rate                                 (34.0)%    (34.0)%    34.0%
         Increase (decrease) in tax resulting from:
           Valuation allowance                                   34.8       --        --
           Utilization of net operating losses
             related to an acquisition                           --         --        (9.7)
           Capital loss carryforwards utilized                   --         --        (9.8)
           State income taxes (net of Federal tax benefits)      (6.0)      (6.0)      3.7
           Tax benefits previously unrecognized                  --         --        (9.8)
           Other                                                   .5         .2        .3
                                                                -----      -----      -----

         Effective rate                                          (4.7)%    (39.8)%     8.7%
                                                                =====      =====      =====

     As of June 30, 1995, the Company has net operating loss carryforwards of approximately $7,734,000 for income tax purposes that expire between the years 2002 and 2009.

8.   COMMITMENTS AND CONTINGENT LIABILITIES

     a. The Company was contingently liable for outstanding letters of credit in the amount of approximately $5,500,000 at June 30, 1995.

     b. The Company has operating leases expiring through 2002, which include, in addition to fixed rentals, escalation clauses that require the Company to pay a percentage of increases in occupancy expenses.

         Future minimum payments under these leases at June 30, 1995 are as follows (in thousands):

                          1996                          1,104
                          1997                          1,019
                          1998                            929
                          1999                            819
                          2000                            273
                       Thereafter                         432
                                                     --------

                          Total                      $  4,576
                                                     ========

         Rental expense for 1995, 1994 and 1993 was approximately $1,863,000, $1,721,000, and $1,839,000, respectively.

 9.  CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

     Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the retail industry. One customer accounted for 22, 22, and 23 percent of the Company's net sales in fiscal 1995, 1994 and 1993, respectively. The Company performs ongoing credit evaluations of its customers' financial condition. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

10.  STOCK PLANS, OPTIONS AND WARRANT

     a. Employee Stock Ownership Plan - The Company has an Employee Stock Ownership and Capital Accumulation Plan and Trust covering substantially all of its employees, pursuant to which it can elect to make contributions to the Trust in such amounts as may be determined by the Board of Directors. No contribution was made for the three year period ended June 30, 1995.

         During fiscal 1994, in connection with plant closings, the Company acquired 157,071 shares of its common stock from the plan for $336,000 to enable cash payments to be made to the participants.

     b. Stock Options - The Company has an Incentive Stock Option Plan ("1983 ISOP"), pursuant to which the Company has reserved 86,000 shares at June 30, 1995. This plan expired by its terms on June 30, 1993, but 86,000 previous grants remained outstanding at June 30, 1995, of which 83,000 are presently exercisable. The 1983 ISOP provided for the issuance of options to employees to purchase common stock of the Company at a price not less than fair market value on the date of grant. During fiscal 1995, 780,000 options outstanding under this plan were canceled, of which 726,000 options were replaced with options under the new Incentive Stock Option Plan discussed below.

         On July 15, 1994, the Company's compensation committee approved a new Incentive Stock Option Plan ("1994 ISOP") to replace the 1983 ISOP discussed above. Options granted, pursuant to the plan, will not be subject to a uniform vesting schedule. The 1994 ISOP received stockholders' approval on December 8, 1994. The plan permits the issuance of options to employees to purchase common stock of the Company at a price not less than fair market value on the date of the option grant. The plan reserves 2,000,000 shares of common stock for grant and provides that the term of each award be determined by the Compensation Committee with all awards made within the ten-year period following the effective date. During 1995, there were approximately 1,382,000 options granted.

         The Company also has a Key Employee Stock Option Plan covering the issuance of up to 1,667,000 shares of the Company's common stock. Options to purchase 333,000 shares at an exercise price of $2.19 per share are outstanding at June 30, 1995. During fiscal 1995, 444,000 options under this plan were canceled and replaced with options in the 1994 ISOP. All options granted are presently exercisable.

         The Company has also granted nonqualified options to certain nonemployee sales representatives, one of whom later became an employee, to purchase an aggregate of 225,000 shares at exercise prices of $1.67 to $2.36.

         Information with respect to stock options is as follows:

                                                            NUMBER OF SHARES
                                                  1995            1994             1993
         Outstanding - beginning of year        1,868,000       2,035,000       2,075,000
         Granted                                1,382,000            --              --
         Exercised                                   --              --              --
         Canceled                              (1,224,000)       (167,000)        (40,000)
                                               ----------      ----------      ----------

         Outstanding - end of year              2,026,000       1,868,000       2,035,000
                                               ==========      ==========      ==========

         Exercisable - end of year                991,000       1,629,000       1,551,000
                                               ==========      ==========      ==========

         Available for grant - end of year      1,952,000       1,553,000       1,553,000
                                               ==========      ==========      ==========

         Options outstanding at year-end have exercise prices of $1.125 to $2.36. Exercisable options at June 30, 1995 have exercise prices of $1.125 to $2.36.

         The unexercisable options at June 30, 1995, become exercisable as follows:

                            YEAR                   NUMBER
                            1996                   120,000
                            1997                   250,000
                            1998                   251,000
                            1999                   235,000
                            2000                   179,000
                                                 ---------

                                                 1,035,000
                                                 ---------

     Total number of shares reserved for issuance of stock options is 3,753,000 at June 30, 1995.

c. Warrant - In August 1993, in connection with an agreement with a financial consulting firm, the Company granted a warrant to purchase 30,000 shares of its common stock at $1.69 per share to the consultants. The warrant is exercisable at anytime through August 2000. No expense related to such warrant was recorded since it was not material.

11.  SALE OF CHILDREN'S READY-TO-WEAR DIVISION

     On June 30, 1993, the Company sold its children's ready-to-wear division for notes receivable of $670,000, which was collected in fiscal 1994. The Company recognized a loss of approximately $150,000 on the sale. During 1993, sales of children's ready-to-wear accounted for approximately 3.7 percent of total sales.

12.  SPECIAL CHARGE

     During fiscal 1995, the Company recorded a special charge of $3,000,000 for costs associated with the divestiture of its men's work and leisure shirt division. This charge consisted of the write-down, to its estimated realizable value, of this division's inventory and property, plant and equipment.

     In fiscal 1994, the Company recorded a special charge of $3,800,000 for costs associated with the restructuring of its popular-priced intimate apparel division. This charge consisted of the write-down of certain inventory of this division to its estimated realizable value.

13.  DISPOSAL OF PLANT FACILITIES

     During fiscal 1993, the Company sold a plant facility for a gain of $621,000, of which $548,000 was deferred at June 30, 1993. During fiscal 1994, the Company realized the remaining gain of $548,000 on such sale. Additionally, during fiscal 1994, the Company sold another plant facility, which was connected to the facility discussed above, for which a gain of $436,000 was recognized.

     During fiscal 1993, the Company sold certain plant facilities for which cash proceeds of $1,200,000 were received and recognized a gain on such sales of approximately $835,000.

14.  RELATED PARTY TRANSACTIONS

     As of June 30, 1993, certain directors of the Company owned a majority interest in a privately held computer service company, which provided services and equipment to the Company amounting to $37,000 in fiscal 1993.

15.     UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                                                             QUARTER
                                        FIRST        SECOND          THIRD           FOURTH
                                              (IN THOUSANDS, EXCEPT PER SHARE)

         YEAR ENDED JUNE 30, 1995
           Net sales                   $32,440       $35,997       $ 17,327        $ 16,182
           Gross profit                  7,052         8,365          3,998           3,520
           Net income (loss)               607           944         (1,316)         (5,264)(a)
           Income (loss) per share         .04           .07           (.09)           (.38)



                                                            QUARTER
                                        FIRST        SECOND          THIRD           FOURTH
                                               (IN THOUSANDS, EXCEPT PER SHARE)

         YEAR ENDED JUNE 30, 1994
           Net sales                   $29,922       $35,020       $ 20,750        $ 17,413
           Gross profit                  6,718         7,040          4,508           2,481
           Net income (loss)             1,190           782         (3,361)(b)      (1,935)
           Income (loss) per share         .08           .06           (.24)           (.14)


                                                            QUARTER
                                        FIRST        SECOND          THIRD           FOURTH
                                                (IN THOUSANDS, EXCEPT PER SHARE)

         YEAR ENDED JUNE 30, 1993
           Net sales                   $31,551       $37,606       $ 29,541        $ 21,553
           Gross profit                  7,304         8,208          6,666           5,967
           Net income (loss)               746         1,202            402             (65)
           Income per share                .05           .08            .03            --


         (a) Amount includes a special charge of $3,000,000 associated with the divestiture of the Company's men's work and leisure shirt division.

         (b) Amount includes a special charge of $3,800,000 for costs associated with the restructuring of the Company's popular-priced intimate apparel division.



                                   * * * * * *

                                                                     SCHEDULE II

MOVIE STAR,  INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

             COLUMN A                   COLUMN B      COLUMN C       COLUMN D         COLUMN E
                                                      ADDITIONS
                                        BALANCE AT    CHARGED TO                     BALANCE AT
                                        BEGINNING     COSTS AND                        END OF
            DESCRIPTION                 OF PERIOD     EXPENSES      DEDUCTIONS         PERIOD
FISCAL YEAR ENDED JUNE 30, 1995:

   Allowance for doubtful accounts       $  965       $   676        $  (433)(a)       $1,208

   Allowance for sales allowances           660         2,792         (2,792)             660
                                         ------       -------        -------           ------

                                         $1,625       $ 3,468        $ 3,225           $1,868
                                         ======       =======        =======           ======


FISCAL YEAR ENDED JUNE 30, 1994:

   Allowance for doubtful accounts       $  943       $    45        $   (23)(a)       $  965

   Allowance for sales allowances           716         4,409         (4,465)             660
                                         ------       -------        -------           ------

                                         $1,659       $ 4,454        $(4,488)          $1,625
                                         ======       =======        =======           ======

FISCAL YEAR ENDED JUNE 30, 1993:

   Allowance for doubtful accounts       $1,668       $  (120)       $  (605)(a)       $  943

   Allowance for sales allowances           716         4,818         (4,818)             716
                                         ------       -------        -------           ------

                                         $2,384       $ 4,698        $(5,423)          $1,659
                                         ======       =======        =======           ======


(a)  Uncollectible accounts written off.

(a)  3.  EXHIBITS

 Exhibit
 Number           Exhibit                                           Method of Filing
 -------          -------                                           ----------------
 3.1              Certificate of Incorporation                      Incorporated by reference to Form 10-K for
                                                                    fiscal year ended June 30, 1988 and filed
                                                                    on October 13, 1988.

 3.1.1            Amended Certificate of                            Incorporated by reference to Form 10-K for
                  Incorporation                                     fiscal year ended June 30, 1992 and filed
                                                                    on September 25,  1992.

 3.1.2            Amended Certificate of                            Incorporated by reference to Form 8
                  Incorporation                                     Amendment to Form 10-K for fiscal year
                                                                    ended June 30, 1992 and filed on January
                                                                    19, 1993.

 3.2              By-Laws                                           Incorporated by reference to Form 10-K for
                                                                    fiscal year ended June 30, 1988 and filed
                                                                    on October 13, 1988.

 4.1              Instruments defining the rights of security       Incorporated by reference to Exhibits to
                  holders including indentures                      Registration Statement on Form S-2 (No.
                                                                    33-7837) filed October 10, 1986.

 4.2              Plan of Merger dated November 18, 1980,           Incorporated by reference to Exhibits to
                  between Stardust Inc. and Sanmark Industries      Registration Statement on Form S-14
                  Inc. whereby Sanmark Industries Inc. was          (Registration No. 2-70365) filed by
                  merged into Stardust Inc.                         Registrant's predecessor corporation,
                                                                    Stardust Inc. on February 12, 1981.

 10

 Exhibit
 Number           Exhibit                                           Method of Filing
 -------          -------                                           ----------------
 10.1             Agreement of Sale dated December 12, 1983, as     Incorporated by reference to Exhibits to
                  amended January 31, 1984, among Industrial        Registration Statement Form S-2 (No. 33-
                  Development Authority of Russell County           7837) filed October 10, 1986.
                  (Virginia), the Registrant and the Bankers
                  Trust Company, with attendant Deed and Bill of
                  Sale, Deed of Trust, Assignment, and
                  Promissory Note in the sum of $3,000,000.

 10.2             Employee Stock Ownership and Capital              Incorporated by reference to Exhibits to
                  Accumulation Plan dated April 17, 1984 as         Registration Statement Form S-2 (No. 33-
                  amended on July 1, 1984 between Republic          7837) filed October 10, 1986.
                  National Bank of New York, as trustee,
                  and the Registrant.

 10.3             Incentive Stock Option Plan Agreement dated       Incorporated by reference to Exhibits to
                  June 28, 1983, as amended on January 13, 1986.    Registration Statement Form S-2 (No.
                                                                    33-7837) filed October 10, 1986.

 10.3.1           1994 Incentive Stock Option Plan.                 Incorporated by reference to Form 10-K for
                                                                    fiscal year ended June 30, 1994 and filed
                                                                    on October 12, 1994.

 10.4             Form of Non-Qualified Stock Option granted to     Incorporated by reference to Exhibits to
                  several persons who are manufacturer's            Registration Statement Form S-2 (No. 33-
                  representatives for the Registrant.               7837) filed October 10, 1986.

 10.5             Demand Grid Promissory Note dated as of April     Incorporated by reference to Form 10-K for
                  26, 1994 in the sum of $20,400,000 between        fiscal year ended June 30, 1994 and filed
                  Republic National Bank of New York and            on October 12, 1994.
                  Registrant.

 Exhibit
 Number           Exhibit                                           Method of Filing
 -------          -------                                           ----------------
 10.5.1           Continuing General Security Agreement dated       Incorporated by reference to Form 10-K for
                  May 19, 1993 from the Registrant to Republic      fiscal year ended June 30, 1993 and filed
                  National Bank of New York.                        on September 28, 1993.

 10.5.2           Letter Agreement dated April 26, 1994             Incorporated by reference to Form 10-K for
                  between Republic National Bank of New             fiscal year ended June 30, 1994 and filed
                  York and the Registrant confirming terms          on October 12, 1994.
                  of credit facility.

 10.5.3           Letter Agreement dated October 7, 1994            Incorporated by reference to Form
                  between Republic National Bank of                 10-K for fiscal year ended June 30, 1994
                  New York and the Registrant confirming            and filed on October 12, 1994.
                  extension of terms of credit facility.

 10.5.4           Credit and Security Agreement dated September     Filed herewith.
                  14, 1995 among Republic National Bank of New
                  York, NatWest Bank N.A. and the Registrant.

 10.5.5           Lock Box Service Agreement dated September 14,    Filed herewith.
                  1995 among NatWest Bank N.A., Republic
                  National Bank of New York and the Registrant.

 10.5.6           Secured Promissory Note dated September 14,       Filed herewith.
                  1995 in the principal sum of $16,224,000 in
                  favor of Republic National Bank of New York.

 10.5.7           Participation Agreement dated September 1995      Filed herewith.
                  between Republic National Bank of New York and
                  NatWest Bank N.A.

 10.6             Interest Bearing Grid Note dated as of May 31,    Incorporated by reference to Form 10-K for
                  1994 in the sum of $13,000,000 between            fiscal year ended June 30, 1994 and filed
                  National Westminster Bank USA and the             on October 12, 1994.
                  Registrant.

 Exhibit
 Number           Exhibit                                           Method of Filing
 -------          -------                                           ----------------
 10.6.1           Continuing General Security Agreement dated       Incorporated by reference to Form 10-K for
                  July 26, 1993 from the Registrant to National     fiscal year ended June 30, 1993 and filed
                  Westminster Bank USA.                             on September 28, 1993.

 10.6.2           Continuing Agreement dated July 16, 1993          Incorporated by reference to Form
                  for Irrevocable Commercial Letters                10-K for fiscal year ended June 30,
                  of Credit, Reimbursement Agreement and Security   1993 and filed on September 28, 1993.
                  Agreement between National Westminster Bank
                  USA and the Registrant.

 10.6.3           Letter Agreement dated May 31, 1994               Incorporated by reference to Form
                  between National Westminister Bank USA            10-K for fiscal year ended June 30, 1994
                  and the Registrant confirming terms of            and filed on October 12, 1994.
                  credit facility.


 10.6.4           Letter dated October 7, 1994 from National        Incorporated by reference to Form 10-K for
                  Westminister Bank USA to the Registrant           fiscal year ended June 30, 1994 and filed
                  confirming extension of terms of credit           on October 12, 1994.
                  facility.

 10.6.5           Secured Promissory Note dated September           Filed herewith.
                  14, 1995 in the principal sum of
                  $10,816,000 in favor of NatWest Bank N.A.

 Exhibit
 Number           Exhibit                                           Method of Filing
 -------          -------                                           ----------------
 10.7             1988 Non-Qualified Stock                          Incorporated by reference to Form 10-K for
                  Option Plan.                                      fiscal year ended June 30, 1989 and filed
                                                                    on September 27, 1989.

 10.8             License Agreement dated                           Incorporated by reference to Form 8
                  July 26, 1990 between PGH Company, Licensor       Amendment to Form 10-K for fiscal year
                  and Sanmark-Stardust Inc. Licensee.               ended June 30, 1992 and filed on January
                                                                    19, 1993.




 10.9             License Agreement dated November 14, 1991         Incorporated by reference to Form 8
                  between BonJour Group, Ltd., Licensor and         Amendment to Form 10-K for fiscal year
                  Sanmark-Stardust Inc., Licensee.                  ended June 30, 1992 and Filed on January
                                                                    19, 1993.

 10.10            Prototype of Contract of Purchase                 Incorporated by reference to
                  periodically entered into between the             From 10-K for fiscal year ended
                  Registrant and Sears Roebuck and                  June 30, 1993 and filed
                  Company.                                          on September 28, 1993.

 22               Subsidiaries of the Registrant.                   Filed herewith.

 28.1             Tender Offer Statement and Rule 13E-3             Incorporated by reference to Schedule 14D-
                  Transaction Statement with respect to Movie       1 and Rule 13E-3 Transaction Statement
                  Star, Inc. Acquisition.                           (No. 1-4585) filed December 18, 1987.


(a)  4.  Report on Form 8-K
         NONE

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this document to be signed on its behalf by the undersigned, thereunto duly authorized.

October 13, 1995
MOVIE STAR, INC.

                                               By:  /s/ MARK M. DAVID
                                                  ------------------------
                                                  MARK M. DAVID, Chairman
                                                  of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated.

/s/ Mark M. David       Chairman of the Board      October 13, 1995
---------------------
MARK M. DAVID

/s/ Clayton E. Medley   President; Chief           October 13, 1995
---------------------   Operating Officer
CLAYTON E. MEDLEY       & Director

/s/ Saul Pomerantz      Senior Vice President;     October 13, 1995
---------------------   Secretary & Director;
SAUL POMERANTZ          Principal Financial &
                        Accounting Officer

/s/ Helen Samuels       Vice President;            October 13, 1995
---------------------   Treasurer; Director
HELEN SAMUELS

                                EXHIBIT INDEX
                                -------------

 Exhibit
 Number           Exhibit                                           Method of Filing
 -------          -------                                           ----------------
 3.1              Certificate of Incorporation                      Incorporated by reference to Form 10-K for
                                                                    fiscal year ended June 30, 1988 and filed
                                                                    on October 13, 1988.

 3.1.1            Amended Certificate of                            Incorporated by reference to Form 10-K for
                  Incorporation                                     fiscal year ended June 30, 1992 and filed
                                                                    on September 25,  1992.

 3.1.2            Amended Certificate of                            Incorporated by reference to Form 8
                  Incorporation                                     Amendment to Form 10-K for fiscal year
                                                                    ended June 30, 1992 and filed on January
                                                                    19, 1993.

 3.2              By-Laws                                           Incorporated by reference to Form 10-K for
                                                                    fiscal year ended June 30, 1988 and filed
                                                                    on October 13, 1988.

 4.1              Instruments defining the rights of security       Incorporated by reference to Exhibits to
                  holders including indentures                      Registration Statement on Form S-2 (No.
                                                                    33-7837) filed October 10, 1986.

 4.2              Plan of Merger dated November 18, 1980,           Incorporated by reference to Exhibits to
                  between Stardust Inc. and Sanmark Industries      Registration Statement on Form S-14
                  Inc. whereby Sanmark Industries Inc. was          (Registration No. 2-70365) filed by
                  merged into Stardust Inc.                         Registrant's predecessor corporation,
                                                                    Stardust Inc. on February 12, 1981.

 10

 Exhibit
 Number           Exhibit                                           Method of Filing
 -------          -------                                           ----------------
 10.1             Agreement of Sale dated December 12, 1983, as     Incorporated by reference to Exhibits to
                  amended January 31, 1984, among Industrial        Registration Statement Form S-2 (No. 33-
                  Development Authority of Russell County           7837) filed October 10, 1986.
                  (Virginia), the Registrant and the Bankers
                  Trust Company, with attendant Deed and Bill of
                  Sale, Deed of Trust, Assignment, and
                  Promissory Note in the sum of $3,000,000.

 10.2             Employee Stock Ownership and Capital              Incorporated by reference to Exhibits to
                  Accumulation Plan dated April 17, 1984 as         Registration Statement Form S-2 (No. 33-
                  amended on July 1, 1984 between Republic          7837) filed October 10, 1986.
                  National Bank of New York, as trustee,
                  and the Registrant.

 10.3             Incentive Stock Option Plan Agreement dated       Incorporated by reference to Exhibits to
                  June 28, 1983, as amended on January 13, 1986.    Registration Statement Form S-2 (No.
                                                                    33-7837) filed October 10, 1986.

 10.3.1           1994 Incentive Stock Option Plan.                 Incorporated by reference to Form 10-K for
                                                                    fiscal year ended June 30, 1994 and filed
                                                                    on October 12, 1994.

 10.4             Form of Non-Qualified Stock Option granted to     Incorporated by reference to Exhibits to
                  several persons who are manufacturer's            Registration Statement Form S-2 (No. 33-
                  representatives for the Registrant.               7837) filed October 10, 1986.

 10.5             Demand Grid Promissory Note dated as of April     Incorporated by reference to Form 10-K for
                  26, 1994 in the sum of $20,400,000 between        fiscal year ended June 30, 1994 and filed
                  Republic National Bank of New York and            on October 12, 1994.
                  Registrant.

 Exhibit
 Number           Exhibit                                           Method of Filing
 -------          -------                                           ----------------
 10.5.1           Continuing General Security Agreement dated       Incorporated by reference to Form 10-K for
                  May 19, 1993 from the Registrant to Republic      fiscal year ended June 30, 1993 and filed
                  National Bank of New York.                        on September 28, 1993.

 10.5.2           Letter Agreement dated April 26, 1994             Incorporated by reference to Form 10-K for
                  between Republic National Bank of New             fiscal year ended June 30, 1994 and filed
                  York and the Registrant confirming terms          on October 12, 1994.
                  of credit facility.

 10.5.3           Letter Agreement dated October 7, 1994            Incorporated by reference to Form
                  between Republic National Bank of                 10-K for fiscal year ended June 30, 1994
                  New York and the Registrant confirming            and filed on October 12, 1994.
                  extension of terms of credit facility.

 10.5.4           Credit and Security Agreement dated September     Filed herewith.
                  14, 1995 among Republic National Bank of New
                  York, NatWest Bank N.A. and the Registrant.

 10.5.5           Lock Box Service Agreement dated September 14,    Filed herewith.
                  1995 among NatWest Bank N.A., Republic
                  National Bank of New York and the Registrant.

 10.5.6           Secured Promissory Note dated September 14,       Filed herewith.
                  1995 in the principal sum of $16,224,000 in
                  favor of Republic National Bank of New York.

 10.5.7           Participation Agreement dated September 1995      Filed herewith.
                  between Republic National Bank of New York and
                  NatWest Bank N.A.

 10.6             Interest Bearing Grid Note dated as of May 31,    Incorporated by reference to Form 10-K for
                  1994 in the sum of $13,000,000 between            fiscal year ended June 30, 1994 and filed
                  National Westminster Bank USA and the             on October 12, 1994.
                  Registrant.

 Exhibit
 Number           Exhibit                                           Method of Filing
 -------          -------                                           ----------------
 10.6.1           Continuing General Security Agreement dated       Incorporated by reference to Form 10-K for
                  July 26, 1993 from the Registrant to National     fiscal year ended June 30, 1993 and filed
                  Westminster Bank USA.                             on September 28, 1993.

 10.6.2           Continuing Agreement dated July 16, 1993          Incorporated by reference to Form
                  for Irrevocable Commercial Letters                10-K for fiscal year ended June 30,
                  of Credit, Reimbursement Agreement and Security   1993 and filed on September 28, 1993.
                  Agreement between National Westminster Bank
                  USA and the Registrant.

 10.6.3           Letter Agreement dated May 31, 1994               Incorporated by reference to Form
                  between National Westminister Bank USA            10-K for fiscal year ended June 30, 1994
                  and the Registrant confirming terms of            and filed on October 12, 1994.
                  credit facility.


 10.6.4           Letter dated October 7, 1994 from National        Incorporated by reference to Form 10-K for
                  Westminister Bank USA to the Registrant           fiscal year ended June 30, 1994 and filed
                  confirming extension of terms of credit           on October 12, 1994.
                  facility.

 10.6.5           Secured Promissory Note dated September           Filed herewith.
                  14, 1995 in the principal sum of
                  $10,816,000 in favor of NatWest Bank N.A.

 Exhibit
 Number           Exhibit                                           Method of Filing
 -------          -------                                           ----------------
 10.7             1988 Non-Qualified Stock                          Incorporated by reference to Form 10-K for
                  Option Plan.                                      fiscal year ended June 30, 1989 and filed
                                                                    on September 27, 1989.

 10.8             License Agreement dated                           Incorporated by reference to Form 8
                  July 26, 1990 between PGH Company, Licensor       Amendment to Form 10-K for fiscal year
                  and Sanmark-Stardust Inc. Licensee.               ended June 30, 1992 and filed on January
                                                                    19, 1993.




 10.9             License Agreement dated November 14, 1991         Incorporated by reference to Form 8
                  between BonJour Group, Ltd., Licensor and         Amendment to Form 10-K for fiscal year
                  Sanmark-Stardust Inc., Licensee.                  ended June 30, 1992 and Filed on January
                                                                    19, 1993.

 10.10            Prototype of Contract of Purchase                 Incorporated by reference to
                  periodically entered into between the             From 10-K for fiscal year ended
                  Registrant and Sears Roebuck and                  June 30, 1993 and filed
                  Company.                                          on September 28, 1993.

 22               Subsidiaries of the Registrant.                   Filed herewith.

 28.1             Tender Offer Statement and Rule 13E-3             Incorporated by reference to Schedule 14D-
                  Transaction Statement with respect to Movie       1 and Rule 13E-3 Transaction Statement
                  Star, Inc. Acquisition.                           (No. 1-4585) filed December 18, 1987.