Form 10-K/A
period 1995-06-30
MOVIE STAR INC /NY/
filed 1995-10-30
CIK 93631

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                        AMENDMENT NO. 1 TO ANNUAL REPORT
                   For the Fiscal Year Ended June 30, 1995
                  Filed Pursuant to Section 12, 13 or 15(d) of
                       The Securities Exchange Act of 1934
                                MOVIE STAR, INC.
               (Exact name of registrant as specified in charter)
                          Commission File Number 1-5893

             New York                                   13-56513222
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

136 Madison Avenue, New York, NY                     10016
(Address of Principal Executive Offices)             (Zip Code)

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

                  Yes  X         No
                     ----          ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of Form 10-K or this amendment to the Form 10-K. / /

The aggregate market value of voting stock held by nonaffiliates of the Registrant totalled $8,204,731 on August 31, 1995, based upon the closing price of $0.875 at the close of trading on August 31, 1995.
As of August 31, 1995 there were 13,959,650 common shares outstanding.

The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended June 30, 1995 as set forth in the pages attached hereto:

   Item 10.  Executive Officers and Directors of the Registrant
   Item 11.  Executive Compensation
   Item 12.  Security Ownership of Certain Beneficial Owners and Management
   Item 13.  Certain Relationships and Related Transactions
   Item 14.  Exhibits

                            Page 1 of 14 Total Pages

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 30, 1995

                                        MOVIE STAR, INC.

                                        BY: /s/ Saul Pomerantz
                                           --------------------------
                                           SAUL POMERANTZ
                                           Senior Vice President

ITEM 10    EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

DIRECTOR
SINCE            NAME           AGE            POSITION
--------         ----           ---            --------
1981        Mark M. David        48    Chairman of the Board;
                                       Director

1987        Clayton E. Medley    47    President; Chief Operating Officer;
                                       Director

1983        Saul Pomerantz       46    Senior Vice President; Chief
                                       Financial Officer; Secretary;
                                       Director

1981        Helen Samuels        64    Vice President; Treasurer; Director

OFFICER
SINCE
--------
1995        Barbara T. Khouri    47    Chief Executive Officer

--------------

         Mark M. David was re-elected Chairman of the Board and Chief Executive Officer on December 8, 1994. On August 14, 1995 Mr. David relinquished the position of Chief Executive Officer, but remained as Chairman of the Board. He had been Chairman of the Board and Chief Executive Officer since December 1985, President from April 1983 to December 1987 and Chief Operating Officer of the Company since the merger with Stardust Inc. in 1981 until December 1987. Prior to the merger, he was founder, Executive Vice President and Chief Operating Officer of Sanmark Industries Inc.

         Barbara T. Khouri joined the Company and was appointed Chief Executive Officer on August 14, 1995. Prior to joining the Company, Ms. Khouri was Executive Director of the Accessories Council, an apparel industry trade organization. From 1992 to 1994, she was Senior Vice President of Leslie Fay Companies, Inc. responsible for that company's accessories and licensing business. Before joining Leslie Fay, from 1989 to 1992, Ms. Khouri was President and Chief Executive of Mutterperl Group Ltd., a leather goods accessories company.

         Clayton E. Medley was elected President and Chief Operating Officer on December 3, 1987 and was re-elected on December 8, 1994. He had been the Vice President-Manufacturing of the Company since September 1985. He has been employed by the Company in various capacities since 1978, consisting of Chief Engineer, General Manager and President of the Georgia-based operations.

         Saul Pomerantz, CPA, was elected Senior Vice President on December
3, 1987 and was re-elected on December 8, 1994. Previously, he was Vice President-Finance since 1981. He has been Chief Financial Officer since 1982 and Secretary of the Company since 1983.

         Helen Samuels was elected Vice President on December 3, 1987 and was re-elected on December 8, 1994. She has been the Treasurer of the Company since April 1983. She was the Controller of Sanmark from 1979 until the merger with Stardust Inc. in March 1981, and continued as Controller of the merged Company until she became Treasurer in 1983.

         As a result of the resignations of Harold B. Pomeranz and John J. Ross as directors of the Company effective on February 1, 1995 and June 1, 1995, respectively, the Company does not have any independent directors and is currently not in compliance with the listing requirements of the American Stock Exchange. Based on its recent poor financial performance, the Company's efforts to attract suitable candidates to serve as independent members of its Board of Directors have been unsuccessful. The Company will diligently continue to attempt to recruit qualified individuals to serve as outside directors. If the Company is unable to add at least two independent directors to its Board within a reasonable time, the governing body of the American Stock Exchange may initiate steps to have the Company's shares delisted from trading on that exchange.

         There are no family relationships between the various executive officers and directors.

ITEM 11   EXECUTIVE COMPENSATION

Report of the Compensation Committee on Executive Compensation

     During fiscal year 1995, two directors of the Company, Harold B. Pomeranz and John J. Ross, each an outside director who had previously served as members of the Compensation Committee of the Board of Directors (the "Committee"), resigned their directorships. Accordingly, there were no outside directors available to serve as a Compensation Committee and this function was carried out by the Board of Directors, as a whole.

     Effective in May 1995, all of the executive officers of the Company decided to reduce their salaries in light of the Company's continuing poor financial performance.

Compensation Policies

     In formulating its decision to reduce executive officers' salaries, the Board of Directors did not adhere to the policies previously established for determining compensation; rather it based its decision solely on the Company's current financial condition.

     In the past, the Committee has based its recommendations to the Board of Directors on (1) the Company's ability to attract and retain experienced individuals with proven leadership and managerial skills, (2) the executives' motivation to enhance the Company's performance for the benefit of its shareholders and customers and (3) the executives' contributions to the accomplishment of the Company's annual and long-term business objectives.

     Salaries generally have been determined based on the Committee's evaluation of the value of each executive's contribution to the Company, results of the past fiscal year in light of prevailing business conditions, the Company's goals for the ensuing fiscal year and prevailing levels at companies considered to be comparable to and competitors of the Company.

     The Committee has also recommended that stock options be granted to the executive officers of the Company in order to reward the officers' commitment to maximizing shareholder return and long-term results.

Base Salary Compensation

     Based on recommendations from the Company's Chairman of the Board and the other Committee members' collective experience in the Company's industry, base salaries have been determined from year to year. The Committee did not utilize outside consultants to obtain comparative salary information, but believed that the salaries paid by the Company are competitive, by industry standards, with those paid by companies with similar sales volume to the Company. The Committee placed considerably more weight on each executive's contribution to the Company's development and maintenance of its sources of supply, manufacturing capabilities, marketing strategies and customer relationships than on the compensation policies of the Company's competitors; however, the Committee did not establish or rely on target levels of performance in any of these areas to arrive at its recommendations. The current senior executives of the Company, except Ms. Khouri, have been associated with the Company in senior management positions for periods ranging from thirteen to more than twenty-five years. The Committee believed that base salary levels for fiscal year 1995, which were originally established in fiscal year 1994, were appropriate.

Stock Option Grants

     In 1983, the Company adopted an Incentive Stock Option Plan (the "ISOP") to provide a vehicle to supplement the base salary compensation paid to key employees. All of the Company's senior executives were eligible to receive grants under the ISOP. Options under the ISOP were granted at fair market value at the date of grant. In the past, the Committee has recommended and the Board of Directors has granted options under the ISOP to each of the senior executives, except the Chairman of the Board. Mark M. David was not eligible to receive options under the ISOP because his ownership of shares of the Company exceeds 10% of the outstanding shares of the Company. The options granted under the ISOP were exercisable at a rate of 11% per year for the first eight years of service after grant and 12% for the ninth year after grant. No options have been granted to the Company's senior executives under the ISOP since 1986 and no further options may be granted under the ISOP.

         On July 15, 1994 the Committee adopted a new Incentive Stock Option Plan (the "1994 ISOP") to replace the expired 1983 ISOP. All of the Company's management and administrative employees are eligible to receive grants under the 1994 ISOP. The 1994 ISOP was approved by the Company's shareholders at the Company's annual meeting on December 8, 1994. Subject to shareholder approval, options under the 1994 ISOP were granted to each of the Company's senior executives (except Mark M. David) on July 15, 1994 at fair market value at that date. As a condition to the grant of options to the Company's senior executives, the Committee required each of the recipients to surrender for cancellation any interest in options granted prior to July 15, 1994.

     In addition to the ISOP, in 1988, the Committee recommended and the Board of Directors adopted a non-qualified stock option plan to provide an additional continuing form of long-term incentive to selected officers of the Company. Generally these options are issued with a 10-year exercise period in order to encourage the executive officers to take a long-term approach to the formulation and accomplishment of the Company's goals. In 1988, the Committee recommended and the Board of Directors approved the grant of options under the non-qualified option plan to each of the executive officers. No options have been granted under the non-qualified option plan since 1988. Each of the executive officers receiving options under the 1994 ISOP surrendered their outstanding options under the 1988 non-qualified plan.

Compensation of the Chief Executive Officer

     For fiscal year 1995, the annual base salary paid to Mark M. David, the Company's Chairman of the Board and Chief Executive Officer, was not increased. The Committee believed that in view of the Company's results of operations for the fiscal year ended June 30, 1994, no increase in Mr. David's compensation was warranted.

     In May 1995, Mr. David's base salary for the remainder of the fiscal year and for fiscal year 1996 was reduced by fifty (50%) percent.

Compensation Committee Interlocks and Insider Participation

     John J. Ross, a former director of the Company, owned or was a shareholder in insurance agencies which have written policies covering automobiles, property, casualty, and directors' and officers' insurance for the Company with premiums totaling approximately $422,000 during the 1995 fiscal year. These policies were written at competitive rates and on competitive terms.

     Harold B. Pomeranz, also a former director of the Company, is a member of the firm of Graubard Mollen & Miller. The Company paid legal fees and disbursements for the fiscal year ended June 30, 1995 to said firm. The fees paid by the Registrant were less than 5% of the total revenues of the law firm.

                                            Mark M. David
                                            Clayton E. Medley
                                            Saul Pomerantz
                                            Helen Samuels

                                                     SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------------------
                                                         ANNUAL
                                                      COMPENSATION             LONG TERM COMPENSATION
                                                 ------------------------------------------------------------
                                                                           RESTRICTED
                                        FISCAL                               STOCK             OPTIONS                  ALL OTHER
NAME AND PRINCIPAL POSITION              YEAR          SALARY ($)          AWARDS($)         (# SHARES)               COMPENSATION
-----------------------------------------------------------------------------------------------------------------------------------
Mark M. David                            1995          522,857                 -             333,333(1)                 8,145(8)
Chairman of the Board and                1994          550,000                 -             333,333(1)                 8,145(8)
Chief Executive Officer of the           1993          550,000                 -             333,333(1)                 8,145(8)
Company
-----------------------------------------------------------------------------------------------------------------------------------
Clayton E. Medley                        1995          270,846                 -             477,467(2)(9)                 _
President and Chief Operating            1994          275,000                 -             423,889(3)                    _
Officer of the Company;                  1993          275,000                 -             423,889(3)                    _
Director
-----------------------------------------------------------------------------------------------------------------------------------
Saul Pomerantz                           1995          161,663                 -             312,467(4)(9)                 _
Senior Vice President and                1994          165,000                 -             312,778(5)                    _
Chief Financial Officer of the           1993          165,000                 -             312,778(5)                    _
Company; Director
-----------------------------------------------------------------------------------------------------------------------------------
Helen Samuels                            1995          127,476                 -             219,648(6)(9)                 _
Vice President and Treasurer             1994          130,000                 -             218,667(7)                    _
of the Company; Director                 1993          130,000                 -             218,667(7)                    _

-----------------------------------------------------------------------------------------------------------------------------------

(1) Represents options to purchase 333,333 shares of Common Stock granted under the Company's Non-Qualified Stock Option Plan ("1988 Plan").

(2) Represents options to purchase 477,467 shares of Common Stock granted under the Company's 1994 Incentive Stock Option ("1994 Plan").

(3) Represents options to purchase 222,222 shares of Common Stock granted under the 1988 Plan and 201,667 shares of Common Stock under the Company's 1983 Incentive Stock Option Plan ("1983 Plan").

(4) Represents options to purchase 312,467 shares of Common Stock under the 1994 Plan.

(5) Represents options to purchase 111,111 shares of Common Stock under the 1988 Plan and 201,667 shares of Common Stock under the 1983 Plan.

(6) Represents options to purchase 219,648 shares of Common Stock under the 1994 Plan.

(7) Represents options to purchase 111,111 shares of Common Stock under the 1988 Plan and 107,556 shares of Common Stock under the 1983 Plan.

(8) Represents annual premiums paid by the Company for a split dollar form of life insurance policy on the life of Mark M. David.

(9) As a condition to the grant of options under the 1994 Plan, each recipient was required to surrender all of the outstanding options previously granted to him or her under the 1983 Plan and the 1988 Plan. The exercise prices of options granted under the 1983 Plan and the 1988 Plan were higher than the exercise price of options granted under the 1994 Plan.

                                                 OPTION GRANTS IN LAST FISCAL YEAR
-----------------------------------------------------------------------------------------------------------------------------------
                                                         INDIVIDUAL GRANTS
-----------------------------------------------------------------------------------------------------------------------------------
                                   % OF TOTAL
                                 OPTIONS/SHARES
                                    OPTIONS/               GRANTED TO          EXERCISE         MARKET PRICE
                                     SHARES               EMPLOYEES IN           PRICE           ON DATE OF         EXPIRATION
NAME                               GRANTED (#)            FISCAL YEAR          ($/SHARE)         GRANT ($)             DATE
-----------------------------------------------------------------------------------------------------------------------------------
Clayton E. Medley                   477,467(1)               34.56%              1.125             1.125               2004
 President and Chief
 Operating Officer
 of the Company; Director
-----------------------------------------------------------------------------------------------------------------------------------
Saul Pomerantz                      312,467(1)               22.62%              1.125             1.125               2004
 Senior Vice President and
 Chief Financial Officer
 of the Company; Director
-----------------------------------------------------------------------------------------------------------------------------------
Helen Samuels                       219,648(1)               15.90%              1.125             1.125               2004
 Vice President and
 Treasurer of the Company;
 Director
-----------------------------------------------------------------------------------------------------------------------------------

(1)      Represents options granted on July 15, 1994 under the 1994 Plan.

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AS OF AUGUST 31, 1995

         The following table sets forth as of August 31, 1995 certain information with respect to ownership of the Common Stock of the Company by (i) all persons known by the Company to own beneficially more than five percent of its Common Stock, (ii) each director of the Company, and (iii) all directors and officers of the Company as a group.

NAME OF BENEFICIAL        AMOUNT AND NATURE OF            PERCENT OF
       OWNER              BENEFICIAL OWNERSHIP             CLASS(L)
------------------        -------------------             ----------
Mark M. David
110 East 57th Street
New York, NY 10022        2,990,773(2)(7)                   20.9248%

Republic National
Bank as Trustee for
the ESOP
452 Fifth Avenue
New York, NY 10018        1,438,655; Direct                 10.3058%

Mrs. Abraham David
8710 Banyan Court
Tamarac, FL 33321         1,622,959(3)(8)                   11.6261%

Saul Pomerantz              114,132(4)                       0.8124%

Clayton E. Medley           199,466(5)                       1.4109%

Helen Samuels               313,370(6)                       2.2306%

Dimensional Fund
Advisors Inc.
1299 Ocean Avenue
Santa Monica,
CA 90401                    943,645; Direct(10)(11)          6.7598%

Abraham David
8710 Banyan Court
Tamarac, FL 33321            31,000; Direct                  0.2221%

All directors and
officers as a group       5,240,700(2)(4)(5)
(4 persons)                  (6)(9)                         35.7763%

------------------


  (1) Based upon 13,959,650 shares (excluding 2,016,802 treasury shares) outstanding and options, where applicable, to purchase shares of Common Stock, exercisable within 60 days.

  (2) Includes 58,674 shares owned as custodian for his children, 30,000 shares owned as custodian for his sisters' children and 26,560 shares owned by his spouse. Also includes the options granted to him for 333,333 shares, under the 1988 Non-Qualified Stock Option Plan, exercisable within 60 days.

  (3) Includes 506,695 shares owned by Annie David as a trustee for the benefit of her daughters, Marcia Sussman and Elaine Greenberg.

  (4) Includes options granted to Saul Pomerantz for 88,888 shares pursuant to the 1994 ISOP, exercisable within 60 days; and 244 shares owned by his spouse and 8,000 held jointly with his spouse.

  (5) Includes options granted to Clayton E. Medley for 177,776 shares pursuant to the 1994 ISOP, exercisable within 60 days.

  (6) Includes 28,554 shares owned by Helen Samuels with her husband, as joint tenants, and 88,888 shares pursuant to the 1994 ISOP, exercisable within 60 days.

  (7) Does not include Mrs. Abraham David's shares for which he holds the proxy.

  (8) Mark M. David holds a proxy for these shares.

  (9) Includes the shares held by Mrs. Abraham David.

  (10) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 943,645 shares of Movie Star, Inc. stock as of June 30, 1995. The information set forth herein with respect to Dimensional is derived from Schedule 13g filed by Dimensional with the Securities and Exchange Commission.

  (11) All of the information set forth in the foregoing tables is as of August 31, 1995, except the information with respect to Dimensional Fund Advisors Inc. which is as of June 30, 1995.

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and persons who beneficially own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission ("SEC") and the American Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Officers, directors and greater-than-ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they filed. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the two fiscal years ended June 30, 1995, all Section 16(a) filing requirements were complied with, except that during fiscal year 1995 Clayton
  E. Medley, Saul Pomerantz and Helen Samuels did not file monthly reports in connection with surrender of certain options and the grant of new options. These reports were subsequently filed late.

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  John J. Ross, was a director of the Company until June 1, 1995 and owned or was a shareholder in insurance agencies which have written policies covering automobiles, property, casualty, and directors' and officers' insurance for the Company with premiums totalling approximately $422,000 during the 1995 fiscal year. These policies were written at competitive rates and on competitive terms.

  Harold B. Pomeranz, was a director of the Company until February 1, 1995 and is of counsel to the firm of Graubard Mollen & Miller. The Company paid legal fees and disbursements for the fiscal year ended June 30, 1995 to said firm. The fees paid by the Registrant were less than 5% of the total revenues of the law firm.

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Exhibit
Number                  Exhibit                    Method of Filing
-------                 -------                    ----------------
10.6.6    Letter Agreement dated October            Filed herewith.
          13, 1995 among Republic National
          Bank of New York and NatWest Bank
          N.A. and Registrant amending the
          Credit and Security Agreement
          dated September 14, 1995 among
          Republic National Bank of New
          York and NatWest Bank N.A. and
          the Registrant.

                                EXHIBIT INDEX
                                -------------


Exhibit
  No                        Exhibit
-------                     -------
10.6.6 Letter Agreement dated October 13, 1995 among Republic National Bank of New York and NatWest Bank N.A. and Registrant amending the Credit and Security Agreement dated September 14, 1995 among Republic National Bank of New York and NatWest Bank N.A. and the Registrant.