Form 10-Q
period 1995-09-30
MOVIE STAR INC /NY/
filed 1995-11-14
CIK 93631

                             Washington, D.C. 20549

                                   FORM 10-Q


    Quarterly Report Under Section 13 or 15(d) of the
 X  Securities Exchange Act of 1934
---

For the quarter ended September 30, 1995

    Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934
---
For the transition period from ___________________ to__________________

Commission File Number       1-5893
                       ------------------------

                                 MOVIE STAR, INC.
-----------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        New York                         13-5651322
-----------------------------------------------------------------------
(State or other jurisdiction of      (I.R.S. Employer
 incorporation or organization)       Identification Number)

                  136 Madison Avenue, New York, N.Y.  10016
-----------------------------------------------------------------------
            (Address of principal executive offices)   (Zip Code)


                                  (212) 679-7260
-----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-----------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X          No
                              -------         --------

The number of common shares outstanding on October 31, 1995 was  13,959,650.

                                MOVIE STAR, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)


                                                               Sept. 30,          June 30,
                                                                 1995               1995*
                                                               ---------          --------
                                                              (Unaudited)
                                  Assets

Current assets
   Cash                                                          $   185               $   103
   Receivables, net of allowances                                 18,553                 8,789
   Inventory (note 3)                                             31,903                36,085
   Deferred income taxes                                           3,298                 3,298
   Prepaid expenses and other
     current assets                                                  489                   381
                                                                 -------               -------

         Total current assets                                     54,428                48,656

Property, plant and equipment (net)                                5,821                 6,053
Other assets                                                       1,774                 1,784
Deferred income taxes                                                711                   711
                                                                 -------               -------

         Total assets                                            $62,734               $57,204
                                                                 =======               =======



                       Liabilities and Stockholders' Equity

Current liabilities
  Notes payable - bank                                           $21,818               $15,803
  Current maturities of long-term debt                                21                    29
  Accounts payable and accrued expenses                           10,810                10,176
                                                                 -------               -------
         Total current liabilities                                32,649                26,008
                                                                 -------               -------

Long-term debt                                                    22,489                22,496
                                                                 -------               -------

Stockholders' equity
  Common stock                                                       160                   160
  Additional paid-in capital                                       3,731                 3,731
  Retained earnings                                                7,323                 8,427
                                                                 -------               -------
                                                                  11,214                12,318

    Less: Treasury stock, at cost                                  3,618                 3,618
                                                                 -------               -------

         Total stockholders' equity                                7,596                 8,700
                                                                 -------               -------

         Total liabilities and stockholders'
          equity                                                 $62,734               $57,204
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

                               MOVIE STAR, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                   (In Thousands, Except Per Share Amounts)





                                                                                           Three Months Ended
                                                                                             September 30,
                                                                                         ------------------------
                                                                                          1995             1994
                                                                                         -------          -------
Net sales                                                                                $24,927          $32,440

Cost of sales (note 3)                                                                    20,157           25,388
                                                                                         -------          -------

Gross profit                                                                               4,770            7,052
                                                                                         -------          -------

Selling, general and administrative
 expenses                                                                                  4,694            4,774

Interest expense                                                                           1,179            1,267
                                                                                         -------          -------

                                                                                           5,873            6,041
                                                                                         -------          -------
(Loss) income before provision for income taxes                                           (1,103)           1,011

Provision for income taxes                                                                     -              404
                                                                                         -------          -------

Net (loss) income                                                                        $(1,103)          $  607
                                                                                         =======           ======

Net (loss) income per share                                                                $(.08)            $.04
                                                                                           =====             ====

Weighted average number of shares
 outstanding                                                                              13,959           13,959
                                                                                          ======           ======





See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)



                                                                                             Three Months Ended Sept. 30,
                                                                                        ------------------------------------
                                                                                          1995                         1994
                                                                                        -------                      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                     $(1,103)                    $   607
  Adjustments to reconcile net (loss) income to
   net cash used in operating activities:
   Depreciation and amortization                                                            294                         337
   Deferred income taxes                                                                      -                         404
   Changes in operating assets and liabilities:
    Receivables                                                                          (9,764)                    (13,094)
    Inventory                                                                             4,182                       6,442
    Prepaid expenses and other current assets                                              (108)                       (467)
    Other assets                                                                            (26)                        (36)
    Accounts payable and accrued expenses                                                   634                      (2,317)
                                                                                        -------                     -------

       Net cash used in operating activities                                             (5,891)                     (8,124)
                                                                                        -------                     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for fixed assets                                                             (27)                        (96)
                                                                                        -------                     -------

       Net cash used in investing activities                                                (27)                        (96)
                                                                                        -------                     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from short-term obligations                                                6,015                       8,023
  Payment of long-term debt obligations                                                     (15)                        (50)
                                                                                        -------                     -------

       Net cash provided by financing activities                                          6,000                       7,973
                                                                                        -------                     -------

NET INCREASE (DECREASE) IN CASH                                                              82                        (247)
CASH, beginning of period                                                                   103                         922
                                                                                        -------                     -------

CASH, end of period                                                                     $   185                     $   675
                                                                                        =======                     =======





SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
   Cash paid during period for:
     Interest                                                                           $   443                     $   466
                                                                                        =======                     =======

     Income taxes (net of refunds received)                                             $  (289)                    $    26
                                                                                        =======                     =======




See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




1. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and the results of operations for the three months ended September 30, 1995 and 1994 and cash flows for the three months ended September 30, 1995 and 1994, respectively.

        The condensed consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's year-end consolidated financial statements. The year-end condensed consolidated balance sheet was derived from the Company's audited financial statements. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in the 1995 Annual Report on Form 10-K.

2. The results of operations for the three months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

3. Certain items included in these statements are based upon estimates. The cost of sales is determined utilizing estimated gross profit rates. The calculation of the actual cost of sales is predicated upon a physical inventory taken only at the end of each fiscal year.

        An approximate breakdown of the inventory in thousands is as follows:

                                                               Sept. 30,            June 30,
                                                                  1995                1995
                                                               ---------           ---------
        Raw materials                                           $   4,491           $  6,870
        Work-in-process                                             3,268              5,354
        Finished goods                                             24,144             23,861
                                                                ---------           --------
                                                                $  31,903           $ 36,085
                                                                =========           ========

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



General Overview

The Company has incurred losses for the two years ended June 30, 1995 and the three months ended September 30, 1995 and, as previously disclosed, expects to continue suffering losses through fiscal 1996. These losses are primarily due to the Company's difficulties in sourcing its goods offshore, a more competitive market, the weak retail climate for the Company's products and the Company's past inability to cut overhead sufficiently.

In August 1995, the Company hired Barbara Khouri as its new Chief Executive
Officer.   The Company anticipates that Ms. Khouri's extensive senior management experience in the intimate apparel industry will assist the Company in returning to profitability. Under Ms. Khouri's leadership, management has devised a plan to consolidate and realign all of the operational areas of the Company to reduce costs and create an organizational structure that is more productive, effective and efficient. The plan emphasizes increased control of the Company's import operations and offshore manufacturing. The initial phase of this strategic plan was implemented in November 1995 with the realignment of the Company's separate intimate apparel divisions into one
functionally-oriented cohesive operating unit.   It is anticipated that as a
result of this realignment, the Company will reduce selling, general and administrative costs by approximately $2,000,000 annually and allow the Company to capitalize upon the strengths of its management team and the organization as a whole. In connection with the Company's realignment, a one-time charge of $150,000 for payroll related expenses has been recorded in the three months ended September 30, 1995. Management's plan also includes strategies to improve gross profit margins and better respond to the changing needs of the Company's customers on a short and long-term basis.

Additionally, in September 1995, the Company announced its plans to divest itself of its men's work and leisure shirt division to focus the attention of its personnel and resources on its core intimate apparel business.


Results of Operations

Net sales for the three months ended September 30, 1995 decreased by $7,513,000 (23%) to $24,927,000 compared to the similar period in 1994. The decrease in sales resulted primarily from lower sales in the popular-priced intimate apparel product line and the recently discontinued men's work and leisure shirt product line of approximately $4,900,000 and $1,500,000, respectively. The lower sales in the popular-priced intimate apparel product line resulted from the elimination of that product line's trade business, the weak retail climate for the Company's products and the inability of the Company to source effectively.

The gross profit percentage decreased from 21.7% in 1994 to 19.1% in 1995. The decrease was due primarily to lower margins in the Company's popular-priced intimate apparel product line and to higher markdowns taken by the Company's outlet stores in the current three-month period as compared to the same period last year. The lower margins in the Company's popular-priced intimate apparel product line resulted primarily from a more competitive market, the weak retail climate for the Company's products and the inability of the Company to source effectively.

Selling, general and administrative expenses decreased by $80,000 to $4,694,000 for the three months ended September 30, 1995 as compared to 1994. This decrease was principally from a reduction in salary expense of $151,000 and sales related expenses of $187,000, offset by a one-time charge, in connection with the Company's realignment discussed above, of $150,000 for payroll related expenses and by a net increase in other general overhead expenses.

Interest expense for the three months ended September 30, 1995 decreased by $88,000 to $1,179,000 compared to the similar period in 1994 due to lower borrowing needs during the quarter.

The Company had a loss from operations of $1,103,000 for the three months ended September 30, 1995, compared to income from operations of $1,011,000 for the same period in 1994. This decrease was due principally to lower sales and margins, offset partially by lower selling, general and administrative expenses.

No income tax benefit was provided by the Company for the three months ended September 30, 1995 compared to a provision for income taxes of $404,000 for the three months ended September 30, 1994.

As a result of the above factors, the financial results reflect a net loss of $1,103,000 for the three months ended September 30, 1995 compared to net income of $607,000 for the three months ended September 30, 1994.


Liquidity and Capital Resources

For the three months ended September 30, 1995, the Company's working capital decreased by $869,000 to $21,779,000, principally from operating losses.

During the three months ended September 30, 1995, cash increased by $82,000. The Company used $5,891,000 in its operations. In addition, it used cash for the purchase of fixed assets of $27,000 and the payment of long-term obligations of $15,000. These activities were funded by an increase in short-term borrowings of $6,015,000.

Inventory at September 30, 1995, decreased by $6,467,000 to $31,903,000 from $38,370,000 at September 30, 1994 due to lower inventory levels in each of the Company's divisions.

The Company intends to reduce the required sinking fund payment of $3,750,000 due in 1996 on its outstanding subordinated debentures by the $2,550,000 of debentures previously purchased by the Company. Based upon the Company's recent financial results and the anticipated loss in fiscal 1996, the Company does not presently anticipate that its earnings will be sufficient to pay the balance of the payment due in October 1996. In addition, management believes it is unlikely that future sinking fund requirements in each year after 1996 can be made from earnings. If the Company does not refinance its debentures prior to October 1996, it will have to rely on other sources of financing to make the balance of the payment due in October 1996. There can be no assurance that the Company will have sufficient availability under its short-term line of credit for the purpose of making the required sinking fund payment in October 1996, or that if available, the Company's banks will allow it to utilize the short-term line of credit for such purpose. The Company does not anticipate any future significant purchases of its stock or debentures and anticipates that capital expenditures for fiscal 1996 will be less than $500,000. However, depending on price and the availability of funds, the Company may seek to take advantage of opportunities to purchase its debentures to further reduce its October 1996 sinking fund requirements. The Company has retained the services of the investment banking firm Houlihan Lokey Howard & Zukin.

The Company has extended its lines of credit with two banks to June 30,1996, subject to monthly borrowing limitations based on the Company's anticipated working capital requirements. The Company's borrowing needs are as high as approximately $21,000,000 in October 1995 to a projected low of approximately $2,000,000 in the second half of fiscal 1996. This reduction in borrowing needs is primarily due to the Company's decision to divest itself of its men's work and leisure shirt division and to liquidate its inventory. The credit lines bear interest of up to 1.25% above the banks' prime rate. As collateral for such lines, the Company has pledged all of its accounts receivable and its finished goods inventory imported pursuant to letters of credit issued under such lines.

Even though the Company suffered losses in fiscal 1995 and the first quarter of fiscal 1996 and expects a loss in fiscal 1996, anticipated working capital needs will be substantially lower in the second half of fiscal 1996 due to the Company's decision to divest itself of its men's work and leisure shirt product line. With the elimination of this product line, the Company can focus the attention of its personnel and financial resources on its core intimate apparel business.

As a result, management believes its available borrowing under these lines of credit through June 30, 1996, along with anticipated internally generated funds, will be sufficient to cover its working capital requirements.

PART II  Other Information

Item 1   -    Legal proceedings - Not Applicable

Item 2   -    Changes in Securities - Not Applicable

Item 3   -    Defaults Upon Senior Securities - Not Applicable

Item 4   -    Submission of Matters to a Vote of Security Holders - Not
              Applicable

Item 5   -    Other Information - None

Item 6   -    (a) Exhibits - None
              (b) Form 8-K Report - None




                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   MOVIE STAR, INC.


                                   By:  /s/ CLAYTON E. MEDLEY
                                      ----------------------------------------
                                        CLAYTON E. MEDLEY
                                        President


                                   By:  /s/ SAUL POMERANTZ
                                      ----------------------------------------
                                        SAUL POMERANTZ
                                        Senior Vice President;
                                        Chief Financial Officer



November 14, 1995

                                EXHIBIT INDEX
                                -------------

                 Exhibit 27          Financial Data Schedule