Form 10-Q
period 1995-12-31
MOVIE STAR INC /NY/
filed 1996-02-14
CIK 93631

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


    Quarterly Report Under Section 13 or 15(d) of the
 X  Securities Exchange Act of 1934
---

For the quarter ended December 31, 1995

    Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934
---
For the transition period from              to
                               -------------   -------------

Commission File Number       1-5893

                                 MOVIE STAR, INC.
             (Exact name of registrant as specified in its charter)

        New York                                          13-5651322
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification Number)

                  136 Madison Avenue, New York, N.Y.         10016
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

                           Yes   X          No
                               -----          -----
The number of common shares outstanding on January 31, 1996 was  13,959,650.

                                MOVIE STAR, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)


                                                 Dec. 31,      June 30,
                                                   1995         1995*
                                                 --------      --------
                                                (Unaudited)
                                Assets

Current assets
   Cash and cash equivalents                     $   849       $   103
   Receivables, net of allowances                 14,689         8,789
   Inventory (note 3)                             15,465        36,085
   Deferred income taxes                           3,298         3,298
   Prepaid expenses and other
    current assets                                   734           381
                                                 -------       -------

         Total current assets                     35,035        48,656

Property, plant and equipment (net)                4,832         6,053
Other assets                                       1,698         1,784
Deferred income taxes                                711           711
                                                 -------       -------

         Total assets                            $42,276       $57,204
                                                 =======       =======


                 Liabilities and Stockholders' Equity

Current liabilities
  Notes payable                                  $ 4,812       $15,803
  Current maturities of long-term debt             1,223            29
  Accounts payable and accrued expenses            8,579        10,176
                                                 -------       -------
         Total current liabilities                14,614        26,008
                                                 -------       -------

Long-term debt                                    21,282        22,496
                                                 -------       -------
Commitments and contingencies (note 5)

Stockholders' equity
  Common stock                                       160           160
  Additional paid-in capital                       3,731         3,731
  Retained earnings                                6,107         8,427
                                                 -------       -------
                                                   9,998        12,318

    Less: Treasury stock, at cost                  3,618         3,618
                                                 -------       -------

         Total stockholders' equity                6,380         8,700
                                                 -------       -------

         Total liabilities and stockholders'
          equity                                 $42,276       $57,204
                                                 =======       =======


* Derived from audited financial statements.

See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                    (In Thousands, Except Per Share Amounts)



                                                        Three Months Ended              Six Months Ended
                                                           December 31,                   December 31,
                                                      -----------------------        -----------------------
                                                        1995            1994           1995            1994
                                                      -------         -------        -------         -------
Net sales                                             $32,721         $35,997        $57,648         $68,437

Cost of sales (note 3)                                 26,506          27,632         46,663          53,020
                                                      -------         -------        -------         -------

Gross profit                                            6,215           8,365         10,985          15,417
                                                      -------         -------        -------         -------

Selling, general and administrative
 expenses                                               5,066           5,509          9,760          10,283

Estimated loss on abandonment of
 leased premises (note 4)                               1,170              --          1,170              --

Interest expense                                        1,196           1,282          2,375           2,549
                                                      -------         -------        -------         -------

                                                        7,432           6,791         13,305          12,832
                                                      -------         -------        -------         -------

(Loss) income before provision for income taxes        (1,217)          1,574         (2,320)          2,585

Provision for income taxes                                 --             630             --           1,034
                                                      -------         -------        -------         -------


Net (loss) income                                     $(1,217)        $   944        $(2,320)        $ 1,551
                                                      =======         =======        =======         =======

Net (loss) income per share                             $(.09)           $.07          $(.17)           $.11
                                                        =====            ====          =====            ====



Weighted average number of shares
 outstanding                                           13,959          13,959         13,959          13,959
                                                       ======          ======         ======          ======




See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)


                                                              Six Months Ended December 31,
                                                              -----------------------------
                                                                1995                  1994
                                                              --------              -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                           $ (2,320)             $ 1,551
  Adjustments to reconcile net (loss) income to
   net cash provided by (used in) operating activities:
     Depreciation and amortization                                 417                  648
     Deferred income taxes                                          --                1,034
     Loss on sale/abandonment of fixed assets                      301
     Changes in operating assets and liabilities:
       Receivables                                              (5,900)              (8,177)
       Inventory                                                20,620               17,205
       Prepaid expenses and other current assets                  (353)                (702)
       Other assets                                                 34                  (33)
       Accounts payable and accrued expenses                    (1,597)              (4,084)
                                                              --------              -------

         Net cash provided by operating
           activities                                           11,202                7,442
                                                              --------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for fixed assets                                   (109)                (155)
  Proceeds from sale of property plant and equipment               664                   --
                                                              --------              -------
           Net cash provided by (used in)
            investing activities                                   555                 (155)
                                                              --------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of notes payable                                     (10,991)              (7,402)
  Payment of long-term debt obligations                            (20)                 (93)
                                                              --------              -------

          Net cash used in financing activities                (11,011)              (7,495)
                                                              --------              -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               746                 (208)
CASH AND CASH EQUIVALENTS, beginning of period                     103                  922
                                                              --------              -------

CASH AND CASH EQUIVALENTS, end of period                      $    849              $   714
                                                              ========              =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
   Cash paid during period for:
     Interest                                                 $  2,381              $ 2,423
                                                              ========              =======
     Income taxes (net of refunds received)                   $   (310)             $     7
                                                              ========              =======


See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


     1. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1995 and the results of operations for the three and six months ended December 31, 1995 and 1994 and cash flows for the six months ended December 31, 1995 and 1994, respectively.

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

     2. The results of operations for the six months ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.


     3. Certain items included in these statements are based upon estimates. The cost of sales is determined utilizing estimated gross profit rates. The calculation of the actual cost of sales is predicated upon a physical inventory taken only at the end of each fiscal year.

          An approximate breakdown of the inventory in thousands is as follows:


                                                Dec. 31,                June 30,
                                                  1995                    1995
                                                --------                --------
            Raw materials                       $ 3,506                 $ 6,870
            Work-in-process                       1,984                   5,354
            Finished goods                        9,975                  23,861
                                                -------                 -------
                                                $15,465                 $36,085
                                                =======                 =======


    4. The Company abandoned certain leased premises and combined its divisions in an existing leased premise to reduce overhead and improve operating efficiencies. The Company provided a reserve for estimated costs in connection with the abandonment of those leased premises of $900,000 and wrote-off the remaining net book value of related leasehold improvements of $270,000.


    5. The Company presently subleases two floors and has a direct lease with the landlord of the building for a third floor in the building it occupies as its New York headquarters. In connection with the Company's consolidation and realignment of its operations, during December 1995 and January 1996, the Company ceased occupying two of the three floors it had leased for general office use in New York. The Company has not paid rent to the lessor of one of those floors since approximately July 1995 and has not paid rent to the other lessor since November 1995. The lessor of one of the floors (the landlord of the building) has applied the leasehold security deposit to the Company's past due obligations. The security deposit will satisfy the Company's monthly obligation to this lessor through approximately April 1996. If the Company cannot reach an acceptable settlement of its future rent obligations with this lessor, the lessor has a potential claim against the Company of approximately $2,400,000, representing the aggregate rent obligation, including estimated rent escalations, for the balance of the lease term. The lessor of the other floor formerly occupied by the Company has a potential claim against the Company for approximately $1,900,000, representing the past due unpaid rent and future rent obligations, including estimated rent escalations, under the lease. The Company has commenced an action in the Supreme Court of the State of New York against the lessors of the two abandoned floors and the lessor of the remaining floor currently occupied by the Company seeking to recover approximately $250,000, representing overcharges paid by the Company for electric service under its subleases for two of the floors it occupied. The landlord of the building has moved to dismiss this action against it. This motion has not yet been decided by the Court.

         The Company also has not paid rent to the lessor of the remaining floor it occupies since approximately July 1995. The past due unpaid rent is approximately $337,000. This lessor has applied the leasehold security deposit to the past due obligation and has demanded that the Company pay the entire past due obligation and replenish the security deposit. The Company is presently negotiating with this lessor to settle the claim.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     General Overview

     The Company has incurred losses for the two years ended June 30, 1995 and the six months ended December 31, 1995 and, as previously disclosed, expects to continue to suffer losses in fiscal 1996. These losses are primarily due to the Company's difficulties in sourcing its goods offshore, a more competitive market, the weak retail climate for the Company's products and the Company's past inability to cut overhead sufficiently.

     In August 1995, the Company hired Barbara Khouri as its Chief Executive
     Officer.   The Company anticipates that Ms. Khouri's extensive senior management experience in the intimate apparel industry will assist the Company in returning to profitability. The Company has consolidated and realigned its operations to reduce costs and create an organizational structure that is more productive, effective and efficient. The Company has also implemented better controls over its import operations and offshore manufacturing and is attempting to improve gross profit margins and better respond to the changing needs of the Company's customers on a short and long-term basis. Accordingly, the Company is developing a plan to further close and consolidate domestic manufacturing facilities.

     Additionally, in September 1995, the Company announced its plans to divest itself of its men's work and leisure shirt division to focus on its core intimate apparel business. This divestiture has been substantially completed as of December 31, 1995.


     Results of Operations

     Net sales for the three months ended December 31, 1995 decreased by $3,276,000 (9%) to $32,721,000 compared to the similar period in 1994.
     The decrease in sales resulted primarily from lower sales of approximately $5,000,000 in the popular-priced intimate apparel product line, offset partially by an increase in retail sales of approximately $1,400,000 by the Company's outlet stores. The lower sales in the popular-priced intimate apparel product line resulted from the elimination of that product line's trade business, the weak retail climate for the Company's products and the inability of the Company to source effectively. The increase in sales by the Company's outlet stores was due to the sales relating to the divestiture of the Company's men's work and leisure shirt division.

     Net sales for the six months ended December 31, 1995 decreased by $10,789,000 (16%) to $57,648,000 compared to the similar period in 1994.
     The decrease in sales resulted primarily from lower sales in the popular-priced intimate apparel product line. The lower sales in the popular-priced intimate apparel product line resulted from the elimination of that product line's trade business, the weak retail climate for the Company's products and the inability of the Company to source effectively.

     The gross profit percentage decreased to 19.0% for the three months ended December 31, 1995 from 23.2% for the similar period in 1994. The gross profit percentage decreased to 19.1% for the six months ended December 31,1995 from 22.5% in the similar period in 1994. The decrease was due primarily to lower margins in the Company's popular-priced intimate apparel product line. The lower margins in the Company's popular-priced intimate apparel product line resulted primarily from a more competitive market, the weak retail climate for the Company's products, the inability of the Company to source effectively and the Company's effort to sell off discontinued inventory and reduce inventory levels.

     The Company's inability to source effectively resulted in the receipt and acceptance of poor quality goods, unanticipated and costly air shipments and the inability, in certain instances, to make timely delivery of our finished product to our customers. As a result, certain customers either canceled orders, returned goods or took deductions.

     Selling, general and administrative expenses decreased by $443,000 to $5,066,000 for the three months ended December 31, 1995 as compared to 1994. This decrease was principally from a reduction in salary expense of $145,000 and sales related expenses of $451,000, which included reductions in shipping costs of $194,000, commissions of $130,000 and sample making of $124,000, offset partially by a net increase in other general overhead expenses.

     Selling, general and administrative expenses decreased by $523,000 to $9,760,000 for the six months ended December 31, 1995 as compared to 1994. This decrease was principally from a reduction in salary expense of $146,000 and sales related expenses of $631,000, which included reductions in shipping costs of $235,000, commissions of $106,000 and sample making of $201,000, offset partially by a net increase in other general overhead expenses.

     In connection with the Company's consolidation and realignment of its operations, the Company abandoned certain leased premises and combined its divisions in an existing leased premise to reduce overhead and improve operating efficiencies. The Company provided a reserve for estimated costs in connection with the abandonment of those leased premises of $900,000 and wrote-off the remaining net book value of related leasehold improvements of $270,000.

     It is anticipated that the realignment of the Company's operations during the second quarter will reduce selling, general and administrative costs by approximately $2,000,000 annually, effective January 1, 1996. In addition, this realignment will allow the Company to capitalize upon the strengths of its management team and the organization as a whole.

     Interest expense for the three and six month periods ended December 31, 1995 decreased by $86,000 and $174,000 respectively from the comparable periods in 1994 due to lower borrowing needs during those periods.

     The Company had a loss from operations of $1,217,000 for the three months ended December 31, 1995, which included one-time charges of $1,270,000 related to the abandonment of leased premises and $100,000 related to severance pay, compared to income from operations of $1,574,000 for the same period in 1994. The Company had a loss from operations of $2,320,000 for the six months ended December 31,1995, which included one-time charges of $1,420,000 consisting of $1,170,00 related to the abandonment of leased premises and $250,000 related to severance pay, compared to income from operations of $2,585,000 for the same period in 1994. These decreases were due principally to lower sales and margins, and the estimated loss on leased premises, offset partially by lower selling, general and administrative expenses and lower interest expense.

     No income tax benefit was provided by the Company for the three and six months ended December 31, 1995 compared to a provision for income taxes of $630,000 and $1,034,000 for the three and six months ended December 31, 1994.

     As a result of the above factors, the financial results reflect net losses from operations of $1,217,000 and $2,320,000 for the three and six months ended December 31,1995 compared to net income of $944,000 and $1,551,000 for the comparable periods in 1994.


     Liquidity and Capital Resources

     For the six months ended December 31, 1995, the Company's working capital decreased by $2,027,000 to $20,621,000, principally from operating losses and the reclassification of $1,200,000 of the Company's subordinated debentures due in October 1996 as a current liability, offset partially by proceeds from the sale of property, plant and equipment.

     During the six months ended December 31, 1995, cash and cash equivalents increased by $746,000. The Company used cash for the purchase of fixed assets of $109,000 and the payment of notes payable of $10,991,000. These activities were principally funded by cash generated by operating activities of $11,202,000 and proceeds from the sale of property, plant and equipment of $664,000.

     Inventory at December 31, 1995, decreased by $12,142,000 to $15,465,000 from $27,607,000 at December 31, 1994 primarily as a result of the divestiture of the men's work and leisure shirt division, which accounted for $8,199,000 or 68%, of the decrease. In addition, through a concerted effort to sell discontinued inventory and to reduce inventory levels, the Company successfully reduced the inventory of its other divisions by $3,943,000 from the prior year's levels.

     The Company intends to reduce the required sinking fund payment of $3,750,000 due in 1996 on its outstanding subordinated debentures by the $2,550,000 of debentures previously purchased by the Company. Based upon the Company's recent financial results and the anticipated loss in fiscal 1996, the Company does not presently anticipate that its earnings will be sufficient to pay the interest due on April 1, 1996 or the balance of the payment due in October 1996. In addition, management believes it is unlikely that future sinking fund requirements in each year after 1996 can be made from earnings. If the Company does not refinance its debentures prior to October 1996, it will have to rely on other sources of financing to make the balance of the payment due in October 1996. There can be no assurance that the Company will have sufficient availability under its short-term line of credit for the purpose of making the payment of interest due on April 1, 1996 or the required sinking fund payment in October 1996, or that if available, the Company's financing sources will allow it to utilize the short-term line of credit for such purpose. The Company does not anticipate any future significant purchases of its stock or debentures and anticipates that capital expenditures for fiscal 1996 will be less than $300,000. However, depending on price and the availability of funds, the Company may seek to take advantage of opportunities to purchase its debentures to further reduce its October 1996 sinking fund requirements. The Company is actively exploring alternative sources of financing for its long-term and short-term obligations.

     The Company's lines of credit with its two banks expire on June 30, 1996. The lines of credit are subject to monthly borrowing limitations based on the Company's anticipated working capital requirements. The credit lines bear interest of up to 1.25% above the banks' prime rate. As collateral for such lines, the Company has pledged all of its accounts receivable and its finished goods inventory imported pursuant to letters of credit issued under such lines. The Company's borrowing needs are projected to average $3,000,000 in the second half of fiscal 1996 compared to average borrowing under the same lines of credit in the second half of fiscal 1995 of $12,000,000. This reduction in borrowing needs is primarily due to the Company's decision to divest itself of its men's work and leisure shirt division and to liquidate the inventory of that division.

     In December 1995 and January 1996, the Company exceeded the monthly borrowing limitations under its lines of credit with its banks. The excess was attributable to the Company's increased needs for letters of credit to finance the purchase of higher margin imported finished goods. To date, the Company's banks have continued to issue letters of credit in amounts that exceed the Company's monthly borrowing limitations and, in some cases, expire beyond June 30, 1996. There can be no assurance that the Company's banks will continue to issue letters of credit in amounts that exceed the existing monthly borrowing limitations. The Company is presently negotiating with its banks to amend the existing loan agreements to accommodate the Company's increased needs for letters of credit and to extend the lines of credit beyond June 30, 1996. There can be no assurance that the Company will obtain the appropriate amendments or an extension of its lines of credit from its current banks.

     Even though the Company suffered losses in fiscal 1995 and the first half of fiscal 1996 and expects to continue to suffer losses in fiscal 1996, anticipated working capital needs will be substantially lower in the second half of fiscal 1996 due to the Company's decision to divest itself of its men's work and leisure shirt product line. With the elimination of this product line, the Company can focus the attention of its personnel and financial resources on its core intimate apparel business.

     As a result, management believes its available borrowing under these lines of credit through June 30, 1996, along with anticipated internally generated funds, may not be sufficient to cover its working capital requirements.

     The Company presently subleases two floors and has a direct lease with the landlord of the building for a third floor in the building it occupies as its New York headquarters. In connection with the Company's consolidation and realignment of its operations, during December 1995 and January 1996, the Company ceased occupying two of the three floors it had leased for general office use in New York. The Company has not paid rent to the lessor of one of those floors since approximately July 1995 and has not paid rent to the other lessor since November 1995. The lessor of one of the floors (the landlord of the building) has applied the leasehold security deposit to the Company's past due obligations. The security deposit will satisfy the Company's monthly obligation to this lessor through approximately April 1996. If the Company cannot reach an acceptable settlement of its future rent obligations with this lessor, the lessor has a potential claim against the Company of approximately $2,400,000, representing the aggregate rent obligation, including estimated rent escalations, for the balance of the lease term. The lessor of the other floor formerly occupied by the Company has a potential claim against the Company for approximately $1,900,000, representing the past due unpaid rent and future rent obligations, including estimated rent escalations, under the lease. The Company has commenced an action in the Supreme Court of the State of New York against the lessors of the two abandoned floors and the lessor of the remaining floor currently occupied by the Company seeking to recover approximately $250,000, representing overcharges paid by the Company for electric service under its subleases for two of the floors it occupied. The landlord of the building has moved to dismiss this action against it. This motion has not yet been decided by the Court.

     The Company also has not paid rent to the lessor of the remaining floor it occupies since approximately July 1995. The past due unpaid rent is approximately $337,000. This lessor has applied the leasehold security deposit to the past due obligation and has demanded that the Company pay the entire past due obligation and replenish the security deposit. The Company is presently negotiating with this lessor to settle the claim.

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


                                            MOVIE STAR, INC.


                                            By: /s/ CLAYTON E. MEDLEY
                                                --------------------------------
                                                CLAYTON E. MEDLEY
                                                President


                                            By: /s/ SAUL POMERANTZ
                                                --------------------------------
                                            SAUL POMERANTZ
                                            Senior Vice President;
                                            Chief Financial Officer



February 14, 1996

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule