Form 10-Q
period 1996-03-31
MOVIE STAR INC /NY/
filed 1996-05-15
CIK 93631

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
  X   of 1934
- -----

For the quarter ended March 31, 1996

      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
- -----

For the transition period from                         to
                               -----------------------    ----------------------

Commission File Number          1-5893
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

                                 (212) 684-3400
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

The number of common shares outstanding on April 30, 1996 was 13,959,650.

                                MOVIE STAR, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                                March 31,      June 30,
                                                                  1996          1995*
                                                               -----------     --------
                                                               (Unaudited)
                                     Assets

Current assets
  Cash and cash equivalents                                      $ 1,078       $   103
  Receivables, net of allowances                                   9,731         8,789
  Inventory (note 3)                                              15,114        36,085
  Deferred income taxes                                            3,298         3,298
  Prepaid expenses and other
   current assets                                                    963           381
                                                                 -------       -------

         Total current assets                                     30,184        48,656

Property, plant and equipment (net)                                4,821         6,053
Other assets                                                       1,700         1,784
Deferred income taxes                                                711           711
                                                                 -------       -------

         Total assets                                            $37,416       $57,204
                                                                 =======       =======

                      Liabilities and Stockholders' Equity

Current liabilities
  Notes payable                                                  $ 1,318       $15,803
  Current maturities of long-term debt                             1,222            29
  Accounts payable and accrued expenses                            9,142        10,176
                                                                 -------       -------
         Total current liabilities                                11,682        26,008
                                                                 -------       -------

Long-term debt                                                    21,292        22,496
                                                                 -------       -------

Commitments and Contingencies (note 4)

Stockholders' equity
  Common stock                                                       160           160
  Additional paid-in capital                                       3,731         3,731
  Retained earnings                                                4,169         8,427
                                                                 -------       -------
                                                                   8,060        12,318

    Less: Treasury stock, at cost                                  3,618         3,618
                                                                 -------       -------

         Total stockholders' equity                                4,442         8,700
                                                                 -------       -------

         Total liabilities and stockholders'
          equity                                                 $37,416       $57,204
                                                                 =======       =======

* Derived from audited financial statements.

See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)

                                             Three Months Ended               Nine Months Ended
                                                  March 31,                       March 31,
                                          ------------------------        ------------------------
                                            1996            1995            1996            1995
                                          --------        --------        --------        --------
Net sales                                 $ 12,408        $ 17,327        $ 70,056        $ 85,764

Cost of sales (note 3)                       9,633          13,329          56,296          66,349
                                          --------        --------        --------        --------

Gross profit                                 2,775           3,998          13,760          19,415
                                          --------        --------        --------        --------

Selling, general and administrative
 expenses                                    3,919           5,237          13,679          15,521

Estimated loss on abandonment of
 leased premises (note 4)                     --              --             1,170            --

Interest expense                               794             955           3,169           3,504
                                          --------        --------        --------        --------

                                             4,713           6,192          18,018          19,025
                                          --------        --------        --------        --------

(Loss) income before (benefit from)
 provision for income taxes                 (1,938)         (2,194)         (4,258)            390

(Benefit from) provision for
 income taxes                                 --              (878)           --               156
                                          --------        --------        --------        --------

Net (loss) income                         $ (1,938)       $ (1,316)       $ (4,258)       $    234
                                          ========        ========        ========        ========

Net (loss) income per share               $   (.14)       $   (.09)       $   (.31)       $    .02
                                          ========        ========        ========        ========

Weighted average number of shares
 outstanding                                13,959          13,959          13,959          13,959
                                          ========        ========        ========        ========

See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                             Nine Months Ended March 31,
                                                             ---------------------------
                                                                1996            1995
                                                              --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                           $ (4,258)       $    234
  Adjustments to reconcile net (loss) income to
   net cash provided by (used in) operating activities:
     Depreciation and amortization                                 610             929
     Deferred income taxes                                          --             151
     Loss on sale/abandonment of fixed assets                      301              --
     Changes in operating assets and liabilities:
       Accounts receivable                                        (942)         (1,563)
       Inventory                                                20,971          10,434
       Prepaid expenses and other current assets                  (582)         (1,004)
       Other assets                                                  4              30
       Accounts payable and accrued expenses                    (1,034)           (455)
                                                              --------        --------

          Net cash provided by operating activities             15,070           8,756
                                                              --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for fixed assets                                   (263)           (260)
  Proceeds from sale of property, plant and equipment              664              --
                                                              --------        --------

          Net cash provided by (used in)
            investing activities                                   401            (260)
                                                              --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payment of short-term obligations                        (14,485)         (9,031)
  Payment of long-term debt obligations                            (11)           (107)
                                                              --------        --------

          Net cash used in financing activities                (14,496)         (9,138)
                                                              --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               975            (642)
CASH AND CASH EQUIVALENTS, beginning of period                     103             922
                                                              --------        --------

CASH AND CASH EQUIVALENTS, end of period                      $  1,078        $    280
                                                              ========        ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
   Cash paid during period for:
     Interest                                                 $  2,487        $  2,654
                                                              ========        ========

     Income taxes (net of refunds received)                   $   (299)       $     19
                                                              ========        ========

See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and the results of operations for the three and nine months ended March 31, 1996 and 1995 and cash flows for the nine months ended March 31, 1996 and 1995, respectively.

         The consolidated condensed financial statements and accompanying notes are presented as required by Form 10-Q and do not contain certain additional information required to be included in the Company's year-end consolidated financial statements. The year-end consolidated condensed balance sheet was derived from the Company's audited financial statements. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in the 1995 Annual Report on Form 10-K.

2. The results of operations for the nine months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

3. Certain items included in these statements are based upon estimates. The cost of sales is determined utilizing estimated gross profit rates. The calculation of the actual cost of sales is predicated upon a physical inventory taken only at the end of each fiscal year.

         An approximate breakdown of the inventory in thousands is as follows:

                                      March 31,            June 30,
                                        1996                 1995
                                      -------              -------
         Raw materials                $ 3,646              $ 6,870
         Work-in-process                1,067                5,354
         Finished goods                10,401               23,861
                                      -------              -------
                                      $15,114              $36,085
                                      =======              =======

4. In order to reduce overhead expenses and improve operating efficiencies, the Company vacated two floors, separately leased to the Company, and combined its operation into an existing floor leased by the Company in the same building. The Company provided a reserve in the second quarter of fiscal 1996 for estimated costs in connection with vacating those leased premises of $900,000 and wrote-off the remaining net book value of related leasehold improvements of $270,000.

         In April 1996, the Company entered into an agreement to buy out the remaining term of its sublease for one of the floors formerly occupied by the Company. The Company remains obligated under a separate direct lease for the same premises which requires the Company to pay rent from May 1997 through April 1999.

         In addition, the Company remains obligated under a lease for an additional floor formerly occupied by the Company in the same building through January 2002.

         The Company is seeking to reach agreements to settle its rent obligations for the remaining term of the aforementioned leases with respect to the vacated space. If the Company cannot reach an agreement on terms acceptable to the Company, the Company may be required to pay its rent obligations to the landlord on a monthly basis until the end of the respective terms of the leases. Such rental payments aggregate approximately $3,100,000, including estimated rent escalations, for the balance of the terms of these leases. If the Company is unable to settle its rent obligation, the Company may be required to record an additional special charge for costs associated with vacating these premises that may have a material adverse effect on the Company's financial results.

         Separately, the Company reached an agreement with the sublessor of the premises it continues to occupy, settling the sublessor's claim for certain rental arrears and reducing the Company's future rent obligation during the remaining term of the lease.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Overview

The Company has incurred substantial losses for the two years ended June 30, 1995 and the nine months ended March 31, 1996 and, as previously disclosed, expects to incur further losses in fiscal 1996. These losses arise primarily from the Company's inability to maintain its gross profit margins due to a more competitive market, the weak retail climate for the Company's products, difficulties in sourcing its goods offshore and the fact that the Company has not sufficiently reduced its overhead.

In September 1995, the Company announced its plans to divest itself of its men's work and leisure shirt division to focus on its core intimate apparel business. The liquidation of the assets of this division was substantially completed as of December 31, 1995.

In April 1996, Barbara T. Khouri, the Company's Chief Executive Officer, resigned, reflecting a mutual decision by Ms. Khouri and the Company. Ms. Khouri, who was hired in August 1995, worked with senior management to consolidate and realign the Company's operations to reduce costs and create an organizational structure that is more productive, effective and efficient. The Company's Chairman of the Board, Mark M. David, has resumed the duties of Chief Executive Officer.

The Company has been advised by the American Stock Exchange that, in view of the Company's recent financial performance, the Exchange considers the Company to have fallen below certain of its continued listing guidelines and, as a result, the Exchange is reviewing the Company's eligibility for continued listing on the Exchange.

Results of Operations

Net sales decreased by $4,919,000 (28%) to $12,408,000 and by $15,708,000 (18%)
to $70,056,000 for the three and nine months ended March 31, 1996, respectively, compared to the similar periods in 1995. These decreases in sales resulted primarily from lower sales in the popular-priced intimate apparel product line. The lower sales resulted from the elimination of trade business from that product line, the weak retail climate for the Company's products and the inability of the Company to source effectively.

The gross profit percentage decreased from 23.1% to 22.4% and from 22.6% to 19.6% for the three and nine months ended March 31, 1996, respectively, compared to the similar periods in 1995. The decrease was due primarily to lower margins in the Company's popular-priced intimate apparel product line. The lower margins resulted from a more competitive market, the weak retail climate for the Company's products, the inability of the Company to source effectively and the Company's effort to sell off discontinued inventory and reduce inventory levels.

The Company's inability to source effectively resulted in the receipt and acceptance of lesser quality goods, unscheduled and costly air shipments and the inability, in certain instances, to make timely delivery of quality finished product to our customers. As a result, certain customers either canceled orders, returned goods or took deductions.

Selling, general and administrative expenses decreased by $1,318,000 to $3,919,000 for the three months ended March 31, 1996 as compared to 1995. This decrease was due to management focusing its efforts on reducing overhead expenses and lower sales volume. Specifically, this decrease resulted from reductions in salary expense of $361,000, rent of $135,000 sales related expenses of $573,000, which included reductions in shipping costs of $241,000 and sample making of $222,000, and a net decrease in other general overhead expenses.

Selling, general and administrative expenses decreased by $1,842,000 to $13,679,000 for the nine months ended March 31, 1996 as compared to 1995. This decrease was due to management focusing its efforts on reducing overhead expenses and lower sales volume. Specifically, this decrease resulted from reductions in salary expense of $508,000, sales related expenses of $1,204,000, which included reductions in shipping costs of $476,000, commissions of $133,000 and sample making of $405,000 and a net decrease in other general overhead expenses.

In order to reduce overhead expenses and improve operating efficiencies, the Company vacated two floors, separately leased to the Company, and combined its operation into an existing floor leased by the Company in the same building. The Company provided a reserve in the second quarter of fiscal 1996 for estimated costs in connection with vacating those leased premises of $900,000 and wrote-off the remaining net book value of related leasehold improvements of $270,000.

It is anticipated that the realignment of the Company's operations during the second quarter of 1996 will reduce selling, general and administrative costs in excess of $2,000,000 annually, effective January 1, 1996.

Interest expense for the three and nine-month periods ended March 31, 1996 decreased by $161,000 and $335,000 respectively from the comparable periods in 1995 due to lower borrowing levels during those periods.

The Company had a loss from operations of $1,938,000 for the three months ended March 31, 1996 compared to a loss from operations of $2,194,000 for the same period in 1995. The Company had a loss from operations of $4,258,000 for the nine months ended March 31,1996 compared to income from operations of $390,000 for the same period in 1995. These decreases were due principally to lower sales and margins and the estimated loss on the abandonment of leased premises, offset partially by lower selling, general and administrative expenses and lower interest expense.

No income tax benefit was provided by the Company for the three and nine months ended March 31, 1996 compared to a benefit from income taxes of $878,000 and a provision for income taxes of $156,000 for the three and nine months ended March 31, 1995, respectively.

As a result of the above factors, the financial results reflect net losses from operations of $1,938,000 and $4,258,000 for the three and nine months ended March 31,1996 compared to a net loss of $1,316,000 and net income of $234,000 for the comparable periods in 1995.

Liquidity and Capital Resources

For the nine months ended March 31, 1996, the Company's working capital decreased by $4,146,000 to $18,502,000, principally from operating losses, offset partially by proceeds from the sale of property, plant and equipment.

During the nine months ended March 31, 1996, cash and cash equivalents increased by $975,000. The Company used cash for the purchase of fixed assets of $263,000 and the payment of notes payable of

$14,485,000. These activities were principally funded by cash generated by operating activities of $15,070,000 and proceeds from the sale of property, plant and equipment of $664,000.

Inventory at March 31, 1996, decreased by $19,264,000 to $15,114,000 from $34,378,000 at March 31, 1995 from the liquidation of the men's work and leisure shirt division, which accounted for $10,553,000 (55%) of the decrease, as well as reductions in the inventory of other divisions from the prior year's levels.

In April 1996, the Company reached an agreement with holders of approximately $10,635,000 of the Company's outstanding 12.875% unsecured subordinated debentures ( "Restructured Bonds"). The holders of the Restructured Bonds agreed to exchange such bonds for the issuance of an equivalent principal amount of a new series of notes bearing interest at a rate of 8% per annum, payable semi-annually (April 1 and October 1) which will be senior to the 12.875% debentures ("New Senior Notes"). Additionally, the holders of the Restructured Bonds agreed to defer the receipt of interest due April 1, 1996 (approximately $684,000). The Company paid the interest due on the remaining 12.875% debentures. The holders of the Restructured Bonds have also agreed to accept New Senior Notes in exchange for the April 1, 1996 deferred interest related to the Restructured Bonds and for the October 1996 interest payment under the New Senior Notes. The aggregate principal amount of the New Senior Notes will then approximate $11,772,000, will not provide for any amortization of principal and will mature in September 2001. Upon the completion of the proposed exchange, the aggregate principal indebtedness of the New Senior Notes and the 12.875% subordinated debentures will be approximately $23,587,000.

The New Senior Notes will carry the right to convert up to $750,000 of the notes into 2,000,000 shares of the Company's common stock at a price of $0.375 per share. In addition, the holders of the new series of notes will have the right to designate one member of the Company's Board of Directors.

When the proposed exchange is completed (expected to occur by June 30, 1996), the Company will be in a position to deliver to the Indenture Trustee the debentures acquired and receive credit for the entire principal amount of $10,635,000 in lieu of making mandatory annual sinking fund payments through October 1998. The Company's obligation to make mandatory sinking fund payments on the 12.875% debentures will resume in October 1999.

If the proposed exchange is not completed, the Company intends to reduce the required sinking fund payment of $3,750,000 due in 1996 on its outstanding subordinated debentures by delivering to the Trustee the $2,550,000 of debentures previously purchased by the Company. Based upon the Company's recent financial results and the anticipated loss in fiscal 1996, the Company does not presently anticipate that its earnings will be sufficient to pay the interest and principal due in October 1996. In addition, management believes that without significant improvements in sales and operating results, it is unlikely that future sinking fund obligations in years after 1996 can be met.

In such event, the Company will have to rely on its short-term financing (see below) to make the payment of interest that was deferred in April 1996 as well as the sinking fund and interest payments due in October 1996. If the Company does not have sufficient availability under the new line of credit for the purpose of making these payments, the Company believes it will be able to negotiate with its lender for additional availability by providing the lender with certain additional collateral. There can be no assurance that the Company will have sufficient availability under its short-term line of credit to make sinking fund and interest payments in calendar year 1997 or, if available, that the Company's lender will allow it to utilize the short-term line of credit for such purposes or, if not available, that the Company will be able to negotiate for any additional availability for that purpose. If the Company is unable to utilize its short-term line to meet its sinking fund and interest payment obligations in calendar year 1997, the Company will have to seek alternative sources for the payment of such obligations.

The Company does not anticipate any future significant purchases of its stock or debentures and anticipates that capital expenditures for fiscal 1996 will be less than $400,000.

In April 1996, the Company consummated an agreement with an asset based lending financial institution, Rosenthal & Rosenthal, Inc., providing for a secured revolving line of credit of up to $13,500,000 for a period of two years to cover the Company's projected needs for operating capital and letters of credit to fund the purchase of imported goods. Direct borrowings under the Rosenthal & Rosenthal line bear interest at the annual rate of 2.5% above the prime rate of Chase Manhattan Bank. Availability under the line of credit is subject to certain agreed upon formulas. At the closing of the new financing, the unused portion of this line of credit totaled approximately $5,000,000 after outstanding letters of credit of $5,400,000. Under the terms of the new financing, the Company has agreed to pledge substantially all of its assets, except the Company's domestic inventory and real property. The new credit facility replaces the financing agreement which the Company had with two banks.

In April 1996, the Company entered into an agreement to buy out the remaining term of its sublease for one of the floors formerly occupied by the Company. The Company remains obligated under a separate direct lease for the same premises which requires the Company to pay rent from May 1997 through April 1999.

In addition, the Company remains obligated under a lease for an additional floor formerly occupied by the Company in the same building through January 2002.

The Company is seeking to reach agreements to settle its rent obligation for the remaining term of the aforementioned leases with respect to the vacated space. If the Company cannot reach an agreement on terms acceptable to the Company, the Company may be required to pay its rent obligations to the landlord on a monthly basis until the end of the respective terms of the leases. Such rental payments aggregate approximately $3,100,000, including estimated rent escalations, for the balance of the terms of these leases. If the Company is unable to settle its rent obligation, the Company may be required to record an additional special charge for costs associated with vacating these premises that may have a material adverse effect on the Company's financial results.

Separately, the Company has also reached an agreement with the sublessor of the premises it continues to occupy, settling the sublessor's claim for certain rental arrears and reducing the Company's future rent obligation during the remaining term of the lease.

Management believes its available borrowing under its new secured revolving line of credit, along with anticipated internally generated funds, will be sufficient to cover its working capital requirements through December 31, 1996.

             SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER
               THE SECURITIES LITIGATION REFORM ACT OF 1995

Except for historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve certain risks and uncertainties. The Company's actual results or outcomes may differ materially from those anticipated. Important factors that the Company believes might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements and under the caption "Management's Discussion and Analysis of Finacial Condition and Results of Operations" in this Form 10-Q. In assessing forward-looking statements contained herein, readers are urged to carefully read those statements.

PART II Other Information

Item 1  -  Legal proceedings - Not Applicable

Item 2  -  Changes in Securities - Not Applicable

Item 3  -  Defaults Upon Senior Securities - Not Applicable

Item 4  -  Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5  -  Other Information - None

Item 6  -  (a) Exhibits

Exhibit
Number                     Exhibit                              Method of Filing
- ------                     -------                              ----------------
10.5               Financing Agreement                          Filed herewith.
                   dated as of
                   April 24, 1996
                   between Rosenthal
                   & Rosenthal, Inc. and
                   the Registrant.

10.5.1             Side Letter re Covenants                     Filed herewith.
                   dated as of
                   April 24, 1996 with
                   Rosenthal & Rosenthal, Inc.

10.5.2             Security Agreement                           Filed herewith.
                   dated as of
                   April 24, 1996
                   between Rosenthal &
      `            Rosenthal, Inc. and
                   the Registrant.

10.5.3             Security Agreement -                         Filed herewith.
                   Inventory dated as of
                   April 24, 1996 between
                   Rosenthal & Rosenthal, Inc.
                   and the Registrant.

10.5.4             Security Agreement and                       Filed herewith.
                   Mortgage - Trademarks
                   dated as of April 24,
                   1996 between Rosenthal &
                   Rosenthal, Inc. and the Registrant.

10.5.5             Negative Pledge - Real                       Filed herewith.
                   Property dated as of
                   April 24, 1996 between
                   Rosenthal & Rosenthal,
                   Inc. and the Registrant.

10.5.6             Assignment of Leases,                        Filed herewith.
                   Rents and Security
                   Deposits dated as of
                   April 24, 1996 between
                   Rosenthal & Rosenthal,
                   Inc. and the Registrant.

               (b) Form 8-K Report - None


27                 Financial Data Schedule                      Submitted only
                                                                with the
                                                                electronic
                                                                filing of this
                                                                document
                                                                pursuant to the
                                                                EDGAR rules.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                  MOVIE STAR, INC.



                                                  By: /s/ MARK M. DAVID
                                                      --------------------------
                                                      MARK M. DAVID
                                                      Chairman
                                                      Chief Executive Officer



                                                  By: /s/ SAUL POMERANTZ
                                                      --------------------------
                                                      SAUL POMERANTZ
                                                      Senior Vice President;
                                                      Chief Financial Officer


May 15, 1996

                                EXHIBIT INDEX


Exhibit
Number                     Exhibit                              Method of Filing
- ------                     -------                              ----------------
10.5               Financing Agreement                          Filed herewith.
                   dated as of
                   April 24, 1996
                   between Rosenthal
                   & Rosenthal, Inc. and
                   the Registrant.

10.5.1             Side Letter re Covenants                     Filed herewith.
                   dated as of
                   April 24, 1996 with
                   Rosenthal & Rosenthal, Inc.

10.5.2             Security Agreement                           Filed herewith.
                   dated as of
                   April 24, 1996
                   between Rosenthal &
                   Rosenthal, Inc. and
                   the Registrant.

10.5.3             Security Agreement -                         Filed herewith.
                   Inventory dated as of
                   April 24, 1996 between
                   Rosenthal & Rosenthal, Inc.
                   and the Registrant.

10.5.4             Security Agreement and                       Filed herewith.
                   Mortgage - Trademarks
                   dated as of April 24,
                   1996 between Rosenthal &
                   Rosenthal, Inc. and the Registrant.

10.5.5             Negative Pledge - Real                       Filed herewith.
                   Property dated as of
                   April 24, 1996 between
                   Rosenthal & Rosenthal,
                   Inc. and the Registrant.

10.5.6             Assignment of Leases,                        Filed herewith.
                   Rents and Security
                   Deposits dated as of
                   April 24, 1996 between
                   Rosenthal & Rosenthal,
                   Inc. and the Registrant.

27                 Financial Data Schedule                      Submitted only
                                                                with the
                                                                electronic
                                                                filing of this
                                                                document
                                                                pursuant to the
                                                                EDGAR rules.