Form 10-K405
period 1996-06-30
MOVIE STAR INC /NY/
filed 1996-10-15
CIK 93631

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       -----------------------------------
                                    FORM 10-K
(Mark One)
       Annual report pursuant to section 13 or 15(d) of the
/X/    Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended June 30, 1996 or

/ /   Transition report pursuant to Section 13 or 15(d) of
      Securities Exchange Act of 1934 [Fee Required]

For the transition period from ___________ to _________

Commission File Number 1-5893

                                MOVIE STAR, INC.
             (Exact name of Registrant as specified in its Charter)

        New York                                             13-5651322
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

136 Madison Avenue, New York, NY         10016
(Address of Principal                  (Zip Code)
Executive Offices)

Registrant's telephone number including area code  (212) 684-3400

Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
Title of each class                       on which registered

Common Stock, $.01 par value              American Stock Exchange
$25,000,000 12.875% Debenture             American Stock Exchange
due October 1, 2001

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

                          Yes  X    No
                             _____      _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                          Yes  X      No
                             ______     _____

The aggregate market value of voting stock held by nonaffiliates of the Registrant totalled $6,535,036 on August 30, 1996, based upon the closing price of $0.6875 at the close of trading on August 30, 1996.

As of August 30, 1996, there were 13,959,650 common shares outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE


SEE Item 14 with respect to exhibits to this Form 10-K which are incorporated herein by reference to documents previously filed or to be filed by the Registrant with the Commission.

                                MOVIE STAR, INC.
                          1996 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                               PART I                     Page No.

Item 1         Business.................................... I-1


Item 2         Properties.................................. I-9

Item 3         Legal Proceedings........................... I-11

Item 4         Submission of Matters to a
               Vote of Security Holders.................... I-11


                               PART II

Item 5         Market for Registrant's Common Stock and
               Related Stockholder Matters................. II-1

Item 6         Selected Financial Data..................... II-2


Item 7         Management's Discussion and Analysis
               of Financial Condition and
               Results of Operations....................... II-3

Item 8         Financial Statements and
               Supplementary Data.......................... F-1

Item 9         Disagreements on Accounting and
               Financial Disclosure........................ II-11


                                PART III

Item 10        Executive Officers and Directors
               of the Registrant........................... III-1

Item 11        Executive Compensation...................... III-2

Item 12        Security Ownership of Certain Beneficial
               Owners and Management....................... III-6

Item 13        Certain Relationships and
               Related Transactions........................ III-7


                               PART IV

Item 14        Exhibits, Financial Statement
               Schedule and Reports on Form 8-K............ IV-1

                                     PART I



ITEM 1    BUSINESS

                  (a) The Registrant, a New York corporation organized in 1935, designs, manufactures, markets and sells an extensive line of ladies' sleepwear, robes, leisurewear, loungewear, panties and daywear; men's, women's and children's screen printed tee shirts; and also operates retail outlet stores under the name Movie Star Factory Stores ("Factory Stores"). At December 31, 1995, the Registrant had substantially completed the previously reported divestiture of its men's work and leisure shirt division.

                  The Registrant's products consist of ladies' pajamas, nightgowns, baby dolls, nightshirts, dusters, shifts, sundresses, rompers, short sets, beachwear, peignoir ensembles, robes, leisurewear, panties, and daywear consisting of bodysuits, soft bras, slips, half-slips, teddies and camisoles. These products are manufactured in various fabrics, designs, colors and styles depending upon seasonal requirements, changes in fashion and customer demand. During fiscal 1996, the Registrant began selling screen printed men's, women's and children's tee shirts under the trademark Sunworks. The designs for these tee shirt products are printed with photo-sensitive inks that appear in black and white until exposed to direct sunlight, which causes the designs to appear in colors; the designs return to black and white when the tee shirts are no longer exposed to sunlight.

                  In the past, the Registrant has benefited from its long-standing relationships with its customers based on providing them with competitively priced products and efficient service. As a result of consolidations in the retail industry, the high cost of domestic manufacturing and difficulties the Registrant has encountered in engaging reliable offshore contractors and obtaining finished products from overseas, the Registrant has experienced a loss of sales to certain of its customers. The Registrant maintains an in-house design staff which affords it the flexibility to work with merchandise buyers on fashion design and price points and its domestic manufacturing facilities allow shorter "lead times" in producing certain of its products.

                  (b) Intentionally omitted.

                  (c) (i) The Registrant's products are sold to discount, specialty, national and regional chain, mass merchandise and department stores and direct mail catalog marketers throughout the United States. The price to consumers for the Registrant's products ranges from approximately $3.00 for certain of its panty products to approximately $80.00 for certain other products, such as peignoir sets. The Registrant's products are sold by in-house sales personnel and outside manufacturer's representatives. Mark M. David, the Registrant's Chairman of the Board, is also involved in marketing and in maintaining good relations between the Registrant and its major customers. Approximately 48% of the Registrant's sales are made to national chains and mass merchandisers; the balance of the Registrant's sales are unevenly distributed among discount, specialty, department and regional chain stores, direct mail catalog marketers and to consumers through the Registrant's Factory Stores. The Registrant's gross profit on its sales for each of the fiscal years ended June 30, 1996, 1995 and 1994 was approximately 20%, 22% and 20%, respectively.

                  The Movie Star Factory Stores sell apparel products manufactured by the Registrant and other manufacturers at discounted retail prices. Historically, approximately 30% of the sales from products sold by these stores have been supplied by the Registrant. In fiscal 1996, approximately 44% of the products sold by these stores were supplied by the Registrant. This increase resulted from the sale by these stores of a substantial amount of the finished goods inventory of the Schwabe division. The Movie Star Factory Stores accounted for approximately 11.5% of total sales of the Registrant in fiscal 1996. These stores operate at a gross profit above 30%. The Movie Star Factory Stores division advertises directly to consumers through print, radio and television in the localities in which it operates.

                  Prior to fiscal year 1995, the Registrant promoted its products through advertisements in trade publications circulated to major retailers. In recent years, the Registrant has limited the promotion of its products to cooperative advertising in conjunction with its retail customers directed to the ultimate retail consumer of its products. In addition to its in-house sales force, the Registrant has, since 1976, retained Harold Shatz and Jeffrey Hymowitz and their organization, as a manufacturer's representative. Working closely with the Registrant, Messrs. Shatz and Hymowitz sell to selected accounts under the overall supervision of Mark M. David and Mel Knigin, the Registrant's most senior executive in charge of sales and merchandising. Their organization is paid commissions based on the net sales of all intimate apparel products it sells. Messrs. Shatz and Hymowitz are not employees of the Company and their current contract with the Registrant expires in December 1998. In fiscal year 1996 less than 12% and in fiscal year 1995 less than 13% of the Registrant's net sales were attributed to sales by this organization. In 1988, Mr. Shatz and Mr. Hymowitz were granted non-qualified options to purchase an aggregate of 133,333 shares of the Registrant's Common Stock at a price of $2.36 per share. The Registrant believes that the loss of its relationship with Messrs. Shatz and Hymowitz and their organization would not materially adversely affect the

Registrant because retailers' purchasing decisions are primarily based upon the Registrant's products.

                  Messrs. Shatz and Hymowitz and their organization have also devoted a portion of their time to the development, marketing and sale of the Registrant's screen printed tee shirts under the Sunworks trademark and in the development of other projects utilizing the same sun-activated print technology in which the Registrant is a participant. The Registrant has entered into a separate agreement with the Shatz/Hymowitz organization providing for formula based compensation to be paid to it based on the Registrant's net profits (as defined in the agreement)from the sale of Sunworks imprinted tee shirts and other products.

                  (ii)  Not applicable.

                  (iii) The Registrant utilizes a large variety of fabrics made from natural and man-made fibers including, among others, polyester, cotton, broadcloth, stretch terry, flannel, brush, nylon, spun polyester, velour, satins, tricot, jersey, fleece, jacquards, lace, stretch lace, charmeuse, chambray, and various knit fabrics.

                  These materials are available from a variety of both domestic and foreign sources. The sources are highly competitive in a world market. The Registrant expects these conditions to continue in the foreseeable future. Generally, the Registrant has long-standing relationships with its domestic suppliers and purchases its raw materials in anticipation of orders or as a result of need based on orders received. Purchase of raw materials in high volume provides the Registrant with the opportunity to buy at relatively low prices. In turn, the Registrant is able to take advantage of these lower prices in the pricing of its finished goods. In fiscal 1996, approximately 9% of the Registrant's raw materials and approximately 19% of its finished goods were imported. Approximately 9% of its finished goods were assembled by contractors in the Caribbean, Mexico and Central America during fiscal 1996.

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

                  As of June 30, 1996, the Registrant has eliminated the separate structure of its International Division and has absorbed those functions into its single unified operating organization. Raw materials are now sourced through personnel headquartered in New York. Currently, the Registrant has one employee based in Bangladesh to supervise the production of finished products purchased by the Registrant from manufacturers in that country. The Registrant may hire additional supervisory personnel to be based in other countries as new sources of supply are identified or retain the services of independent agents in those countries.

                  Centralization of the functions of the former International Division is designed to give the Registrant greater control over its offshore sourcing through closer oversight of these functions by senior management and greater accountability from foreign based personnel employed by and reporting directly to the Registrant. Presently, the Registrant is engaged in the purchase of finished products and textiles used for the manufacture of goods in the Registrant's domestic plants and by offshore contractors. Management personnel based in New York travel to the Far East, the Caribbean, Mexico and Central America throughout the year to monitor the performance of the Registrant's offshore manufacturers and contractors. The General Agreement on Tariffs and Trade has not had any impact on the operations of the Registrant.

                  The Registrant believes it maintains adequate inventories to cover the needs of its customers.

                  (iv) In the past, the Registrant created an awareness of its products in the trade through the marketing of its own trademarks, which it promoted from time to time through advertisements in trade publications. In recent years, the Registrant did not advertise in trade publications. The Registrant was a licensee of various trademarks which it believed appealed to consumers in the same way its in-house brand names appeal to retailers. In fiscal 1995, the Registrant decided to permit its various licenses to expire without renewal. This decision was based on the Registrant's inability to obtain sufficient prices from its customers for products bearing the licensors' trademarks to justify the minimum guaranteed royalties and royalties based on a percentage of sales which were payable to the licensors. The Registrant has not sought to replace these expired licenses.

                  The Registrant has several registered trademarks, of which "Movie Star", "Movie Star Loungewear", "Cinema Etoile", "Cine Jour" and "Cine Star" are material to the marketing by the Registrant of its products. There is no litigation with respect to patents, licenses and trademarks.

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

                  (vi) All sales are outright sales. Terms are generally net 10 days E.O.M. or net 30 days from receipt of goods which, depending on date of shipment, can be due from as short a period as twenty-one days or as long as fifty days. It has become industry practice to extend payment terms up to an additional thirty days for certain customers. Although sales are made without the right of return, in certain instances the Registrant may accept returns or agree to allowances. The Registrant maintains sufficient inventories of raw materials and finished goods to meet its production requirements and the delivery demands of its customers. As a result, the Registrant relies on its short-term line of credit to supplement internally generated funds to fulfill its working capital needs.

                  (vii) Sears Roebuck and Company accounted for 25% of fiscal year 1996 sales and 22% of sales for fiscal year 1995. Approximately 15% of the Registrant's sales for fiscal 1996 were comprised of men's work and leisure shirts manufactured by the Schwabe Division sold to Sears Roebuck and Company as compared to 12% for fiscal year 1995. No other customer accounted for more than 10% of sales in fiscal years 1996 and 1995.

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

                  (viii) The backlog of orders as of June 30, 1995 was approximately $43,700,000 and as of June 30, 1996 was approximately $21,200,000. Orders are booked upon receipt. The reduction in the backlog of orders as of June 30,1996 resulted primarily from the elimination of the Schwabe Division and the receipt of orders from certain major customers at later times than in the past. The backlog of orders at September 30, 1996 was $26,280,000. The Registrant believes that the current backlog is firm and will be filled by the end of the current fiscal year.

                  (ix) There is no material portion of the business which may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

                  (x) The intimate apparel business is fragmented and highly competitive. The industry is characterized by a large number of small companies manufacturing and selling unbranded merchandise, and by several large companies which have developed widespread consumer recognition of the brand names associated with merchandise manufactured and sold by these companies. In addition, certain of the larger retailers to whom the Registrant has historically sold its products have, in recent years, sought to expand the development and marketing of their own brands and to obtain intimate apparel products directly from the similar sources as the Registrant.

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

                  As a result, the Registrant has consolidated production in its domestic plants by closing underutilized and inefficient facilities. Between August 1990 and June 1996, the Registrant has closed sixteen manufacturing plants in an effort to lower costs by reducing excess manufacturing capacity and in response to the need to obtain more favorably priced finished products from sources outside the United States.

                  The intimate apparel industry is further characterized by competition on the basis of price, quality, efficient service and prompt delivery. Because of this competitive pressure, it has become increasingly difficult for the Registrant to rely principally on domestic manufacturing. Further shifts in competitive conditions may require the Registrant to increase its reliance on imports in the future. Accordingly, changes in import quotas, currency valuations and political conditions in the countries from which the Registrant imports products could adversely affect the Registrant's business. Such shifts could result in the underutilization of the Registrant's remaining domestic plants and decrease profitability.

                  The Registrant believes that the consolidation in the retail industry has contributed to increased competition among manufacturers of products of the type sold by it. As part of its response to this competitive pressure, the Registrant has sought to maximize its domestic manufacturing efficiency through strategic consolidation of underutilized facilities. The Registrant has continued to take advantage of opportunities in the Caribbean Basin and Central America to contract for the cutting and assembly of its products which enables the Registrant to benefit from lower offshore labor costs coupled with transportation times that are faster than deliveries from the Far East. In fiscal 1996, the Registrant also resumed contracting in Mexico. In the past, the Registrant has been unable to maximize the benefits of these opportunities due to a reduction in the volume of orders it received for goods that were suitable for assembly offshore; shorter than anticipated lead times between placement of orders and customers' required delivery dates; and, its inability to establish or maintain relationships with reliable contractors.


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

                  (xiii) Of the approximately 749 employees of the Registrant, approximately 21 are executive, design and sales personnel, 79 are administrative personnel, and the balance are in manufacturing and warehousing and retail sales for the Movie Star Factory Stores division. In addition, the Registrant employs approximately 50 part-time sales and stockroom assistants in its Movie Star Factory Stores division.

                  The Registrant has never experienced an interruption of its operations because of a work stoppage. Even though the Registrant is subject to certain seasonal variations in sales, significant seasonal layoffs are rare. However, as a result of the closing of seven manufacturing facilities and the consolidation of the Registrant's New York headquarters operation during fiscal 1996, approximately 860 employees engaged in manufacturing and an additional 50 executive, administrative, design and sales personnel were terminated in fiscal 1996.

                  Most employees have an interest in the Registrant's Common Stock through the Registrant's ESOP. The Registrant deems its relationship with its employees to be good. The Registrant is not a party to any collective bargaining agreement with any union.

                  Restriction on Dividends

                  Pursuant to a public offering of $25,000,000 of Debentures in 1986, and the recently concluded exchange of certain of those Debentures for New Senior Notes, the Registrant may not declare or pay any dividend or make any distribution on any class of its capital stock except dividends or distributions payable in capital stock of the Registrant or to the holders of any class of its capital stock, or purchase, redeem or otherwise acquire or retire for value any capital stock of the Registrant if (i) at the time of such action an event of default, or an event which with notice or lapse of time or both would constitute an event of default, shall have occurred and be continuing, or (ii) if, upon after giving effect to such dividend, distribution, purchase, redemption, other acquisition or retirement, the aggregate amount expended for all such purposes subsequent to June 30, 1986, shall exceed the sum of (a) 75% of the aggregate consolidated net income of the Registrant earned subsequent to June 30, 1986, (b) the aggregate net proceeds, including the fair market value of property other than cash received by the Registrant from the issue or sale after September 30, 1986 of capital stock of the Registrant, including capital stock issued upon the conversion of, or in exchange for, indebtedness for borrowed money and (c) $4,000,000; provided, however, that the provisions of this limitation shall not prevent the retirement of any shares of the Registrant's capital stock by exchange for, or out of proceeds of the substantially concurrent sale of, other shares of its capital stock, and neither such retirement nor the proceeds of any such sale or exchange shall be included in any computation made under this limitation. At June 30, 1996, the Company is prohibited from paying any cash dividends.

ITEM 2                          PROPERTIES

                  The following table sets forth all of the facilities owned or leased by the Registrant as of June 30, 1996.


                                          Owned or       Bldg. Area                      Expiration     Productive   Extent of
Location               Use                Leased         (sq. ft.)        Annual Rent    of Lease       Capacity(6)  Utilization(6)
--------               ---                ---------      -----------      -----------    ----------     -----------  --------------
136 Madison Ave.,      Executive          Portions         23,000         $1,783,363        4/01            N/A           N/A
New York, NY (in-      offices; divi-     Sub-leased;                     (1)
cludes one floor       sional sales       Portions
at 148 Madison         office and         Leased
Ave., NY, NY)          showroom           Directly
                                          from
                                          Landlord

Petersburg, PA         Warehousing        Owned           140,000              _____         _____           N/A          N/A
                       for finished       (2)
                       goods; dist-
                       ribution cen-
                       ter

Hazlehurst, GA         Leased to a        Owned           180,000              _____         _____           N/A          N/A
                       Third Party;       (3)


Lebanon, VA            Manufacturing;     Owned           170,000              _____         _____           210           80%
                       warehousing
                       for piece
                       goods and
                       finished
                       goods;
                       distribution
                       center

Honaker, VA            Manufacturing      Owned            40,000              _____         _____           150           80%

Claxton, GA            Vacant             Owned            72,000              _____         _____           N/A          N/A


Mississippi            4 Mfg.;            Owned           411,000              _____         _____           145           76%
                       1 Mfg./Dist./      Leased
                       Warehouse          (4)(7)
                       1 Distribution
                       Center

Puerto Rico            Manufacturing      Leased           58,000             86,809       1/31/98           N/A          N/A
                                          (8)                                 (9)

                                          Owned or    Bldg. Area                    Expiration     Productive     Extent of
Location               Use                Leased      (sq. ft.)      Annual Rent    of Lease       Capacity(6)    Utilization(6)
--------               ---                ---------   -----------    -----------    ----------     -----------    --------------
Retail Stores          27 retail          Leased        101,131          (5)            (5)            N/A              N/A
                       stores located
                       throughout
                       Mississippi
                       and Georgia

-------------

         (1) Includes escalation for 1996 and amounts required to settle landlords' claims in connection with the abandonment of approximately 35,000 square feet of space.

         (2) This property is encumbered by purchase money mortgages.

         (3) Approximately 140,000 square feet was transferred to a third party in fiscal year 1994 pursuant to a lease-purchase agreement. An additional 40,000 square feet was leased to another third party during fiscal year 1996; this lease expired in September 1996.

         (4) Leased from municipalities pursuant to local Development Authority bond issues.

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

         (7) Three manufacturing facilities and five warehouse facilities were disposed of during fiscal year 1996. Four manufacturing facilities are currently vacant.

         (8) This facility was closed on June 30 1996.

         (9) Includes amounts required to terminate the lease on June 30, 1996, prior to its expiration.

The following table sets forth the amount of space allocated to different functions in shared facilities set forth in the preceding table.

                                                                                         AMOUNT
                                                                                        OF SPACE
LOCATION                          FUNCTION                                              (Sq. ft.)
                                                                                        ---------
136 and 148 Madison Avenue        Corporate Offices;                                       7,000
New York, New York                Divisional Sales Offices and Showrooms;                  8,000
                                  Production Staff and Design                              8,000

Petersburg, Pennsylvania          Warehousing and Distribution;                          137,000
                                  Offices                                                  3,000

Lebanon, Virginia                 Manufacturing;                                          49,000
                                  Warehousing and Distribution;                          111,000
                                  Offices                                                 10,000

Honaker, Virginia                 Manufacturing;                                          31,000
                                  Warehousing;                                             5,000
                                  Offices                                                  4,000

Mississippi                       Manufacturing;                                          61,000
                                  Warehousing and Distribution;                          163,800
                                  Offices                                                 15,000

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

                                                    High              Low
                                                   -------           ------

         Year Ended June 30, 1995
         First Quarter                              1 1/2            1
         Second Quarter                             1 3/8            1 1/16
         Third Quarter                              1 1/4             15/16
         Fourth Quarter                             1 1/8              7/16

         Year Ended June 30, 1996
         First Quarter                                7/8              1/2
         Second Quarter                               5/8              3/16
         Third Quarter                                9/16             1/4
         Fourth Quarter                             1                  7/16

         As of August 30, 1996, there were approximately 1,037 holders of record of the Common Stock. For restrictions on dividends, see Item 1 at page I-7.

                  MARKET FOR REGISTRANT'S DEBENTURE


                                                     High                Low
                                                    ------              ------

     Year Ended June 30, 1995
     First Quarter ................                 977.50              840.00
     Second Quarter ...............                 900.00              800.00
     Third Quarter ................                 910.00              840.00
     Fourth Quarter ...............                 928.75              745.00

     Year Ended June 30, 1996
     First Quarter ................                 750.00              650.00
     Second Quarter ...............                 740.00              430.00
     Third Quarter ................                 550.00              285.00
     Fourth Quarter ...............                 500.00              270.00

ITEM 6.  SELECTED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STATEMENT OF OPERATIONS DATA:                                         FISCAL YEAR ENDED JUNE 30,
                                                1996            1995             1994            1993             1992

NET SALES                                    $ 84,115         $101,946         $103,105         $120,251         $117,684
                                             --------         --------         --------         --------         --------

COST OF SALES                                  66,993           79,011           82,358           92,106           90,600

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                    17,527           20,541           20,874           22,596           22,572

LOSS ON ABANDONMENT OF LEASED PREMISES          1,070               --               --               --               --

SPECIAL CHARGE                                     --            3,000            3,800               --               --

INTEREST EXPENSE - Net                          3,893            4,669            4,014            3,955            4,112
                                             --------         --------         --------         --------         --------
                                               89,483          107,221          111,046          118,657          117,284
                                             --------         --------         --------         --------         --------
(LOSS) INCOME FROM OPERATIONS                  (5,368)          (5,275)          (7,941)           1,594              400

GAIN ON SALE  OF PROPERTY,
   PLANT AND EQUIPMENT                             --               --             (984)            (908)              --
                                             --------         --------         --------         --------         --------

(LOSS) INCOME BEFORE PROVISION FOR
   INCOME TAXES AND CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                        (5,368)          (5,275)          (6,957)           2,502              400

PROVISION FOR INCOME TAXES                        (90)            (246)          (2,772)             217               73

CUMULATIVE EFFECT OF ACCOUNTING
   CHANGE FOR INCOME TAXES                         --               --              861               --               --
                                             --------         --------         --------         --------         --------

NET (LOSS) INCOME                            $ (5,278)        $ (5,029)        $ (3,324)        $  2,285         $    327
                                             ========         ========         ========         ========         ========


(LOSS) INCOME PER SHARE (1)                  $   (.38)        $   (.36)        $   (.24)        $    .16         $    .02
                                             ========         ========         ========         ========         ========

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING (1)                      12,960           13,960           14,031           14,185           14,470
                                             ========         ========         ========         ========         ========

BALANCE SHEET DATA:                                                            AT JUNE 30,
                                                1996             1995             1994             1993             1992


WORKING CAPITAL                               $19,546          $22,648          $25,518          $30,984          $30,033
                                              =======          =======          =======          =======          =======

TOTAL ASSETS                                  $34,610          $57,204          $69,806          $72,731          $68,172
                                              =======          =======          =======          =======          =======

SHORT-TERM DEBT - Including current
   maturities of long-term debt               $    45          $15,832          $19,627          $16,783          $12,964
                                              =======          =======          =======          =======          =======

LONG-TERM DEBT                                $23,533          $22,496          $22,529          $22,733          $24,681
                                              =======          =======          =======          =======          =======

STOCKHOLDERS' EQUITY                          $ 3,422          $ 8,700          $13,729          $17,412          $15,413
                                              =======          =======          =======          =======          =======

(1) (Loss) income per share is based on net (loss) income for the year divided by the weighted average number of shares of common stock outstanding. Common share equivalents (stock options) were not dilutive in each of the years presented.

(2) For each of the five years ended June 30, 1996, no cash dividends were declared.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion contains certain forward-looking statements with respect to anticipated results which are subject to a number of risks and uncertanties. Among the factors that could cause actual results to differ materially are: business conditions and growth in the Registrant's industry; general economic conditions; the addition or loss of significant customers; product development; competition; foreign government regulations; fluctuations in foreign currency exchange rates; rising costs of raw materials and the unavailability of sources of supply; and, the timing of orders placed by the Registrant's customers.

Overview

The Company has incurred substantial losses for the three years ended June 30, 1996. These losses arose primarily from the Company's inability to maintain sufficient gross profits due to a more competitive market, the weak retail climate for the Company's products, difficulties in sourcing its goods offshore and the fact that the Company had not sufficiently reduced its overhead.

In spite of these losses, during fiscal 1996, a number of important steps were taken by the Company in its continuing efforts to return to profitability.

In September 1995, the Company decided to eliminate its low margin men's work and leisure shirt division to focus on its core intimate apparel business. This action was designed to alleviate certain pressures associated with that division's operations namely, high inventory and capital requirements and poor return on capital. The liquidation of the assets of this division was substantially completed as of December 31, 1995.

The Company implemented a strategic plan to consolidate and realign the operations of its core intimate apparel business from independent divisions into one cohesive unit to reduce costs and create an organizational structure that is designed to be more productive, effective and efficient. Also, in order to further reduce expenses and improve operating efficiencies, the Company vacated two floors of its New York City offices, separately leased to the Company, and combined its operations into another floor leased by the Company in the same building. In August of 1996, the Company terminated and settled its leasehold obligations with respect to the aforementioned vacated floors. As a result of these actions the Company is in a better position to capitalize upon the strengths of its management team and the organization as a whole.

In April 1996, Barbara T. Khouri, the Company's Chief Executive Officer, resigned reflecting a mutual decision by Ms. Khouri and Movie Star's Board of Directors. In addition, Helen Samuels, the Company's long-term Treasurer, retired and resigned as an officer and director. In May 1996, in connection with the Company's continuing restructuring and cost reduction initiatives, the position of President and Chief Operating Officer held by Clayton E. Medley was eliminated. Mr. Medley also resigned as a director. In the Company's efforts to reduce duplicate functions and to further streamline the corporate structure, the Company reassigned the responsibilities related to these executives to the remaining corporate officers and other senior personnel.

As a result of the corporate consolidation and realignment, the renegotiation of the lease for the space the Company continues to occupy, the settlements on the obligations for the vacated floors and the reduction of personnel, the Company will realize annualized overhead savings in excess of $2,500,000.

In order to compete more effectively, the Company also reduced excess manufacturing capacity and, accordingly, closed 7 plants in fiscal 1996. The Company now operates 3 domestic manufacturing facilities and does not anticipate any further plant closings.

In October 1996, the Company consummated an agreement with holders of $10,187,000 of the Company's outstanding 12.875% unsecured subordinated debentures. The agreement reduces the Company's cash interest payment requirements and eliminates, until October 1999, the requirement to begin making sinking fund payments, as discussed below. Also, the Company consummated an agreement with Rosenthal & Rosenthal, a financial institution, providing for a secured revolving line of credit of up to $13,500,000 for a period of two years. Management believes that these financings will provide the Company with the necessary working capital to operate its business and enable management to focus its efforts on improving operations.

As a result of these actions, the Company is now better positioned to increase sales and gross margins and improve its overall financial and operational performance.



Results of Operations

1996 vs. 1995

Net sales decreased by $17,831,000 (17.5%) to $84,115,000 for the year ended June 30, 1996 compared to the prior year. The decrease in sales resulted primarily from lower sales in the popular-priced intimate apparel product line. The lower sales resulted from the elimination of trade business from that product line, the weak retail climate for the Company's products and the inability of the Company to source effectively. The Company anticipates lower sales in fiscal 1997 due to the discontinuance of its low margin men's work and leisure shirt division in fiscal 1996.

The gross profit percentage decreased to 20.4% in fiscal 1996 from 22.5% in the prior year. The decrease was due primarily to lower margins in the Company's popular-priced intimate apparel product line. The lower margins resulted from a more competitive market, the weak retail climate for the Company's products, the inability of the Company to source effectively and the Company's effort to sell off discontinued inventory and reduce inventory levels. The Company anticipates higher margins in fiscal 1997 due to the discontinuance of its low margin men's work and leisure shirt division in fiscal 1996 and the other continuing efforts to eliminate low margin business.

In order to compete more effectively, the Company has reduced excess plant capacity and, accordingly, closed 7 plants in fiscal 1996. The Company now operates 3 domestic manufacturing facilities and does not anticipate any further plant closings.

The Company has continued to encounter significant problems with the finished goods it imports. These problems have resulted in the receipt of lesser quality goods, unscheduled and costly air shipments and the inability, in certain instances, to make timely delivery of quality finished product to our customers. As a result, certain customers either canceled orders, returned goods or took deductions. The Company has not fully resolved its sourcing problems, which are expected to have a further negative effect on financial results in fiscal 1997. However, due to the steps taken in fiscal 1996 described above, the Company anticipates that operating results will improve in fiscal 1997.

Selling, general and administrative expenses decreased by $3,014,000 to $17,527,000 for the year ended June 30, 1996, as compared to 1995. This decrease was due to reduced overhead costs as a result of the Company's consolidation and realignment and lower sales volume. Specifically, this decrease resulted from reductions in salary expense and related payroll taxes of approximately $1,342,000, sales related expenses of approximately $1,368,000, which included reductions in shipping costs and sample making of approximately $615,000 and $473,000, respectively, rent expense of approximately $384,000 and a net increase in other general overhead expenses.

In order to reduce overhead expenses and improve operating efficiencies, the Company vacated two floors in its New York City offices, separately leased to the Company, and combined its operation into another floor leased by the Company in the same building. The Company terminated and settled these lease obligations for $800,000 and wrote-off the remaining net book value of related leasehold improvements of $270,000.

In September 1995, the Company decided to eliminate its low margin men's work and leisure shirt division to focus on its core intimate apparel business. This action was designed to alleviate certain pressures associated with that division's operations namely, high inventory and capital requirements and poor return on capital. The liquidation of the assets of this division was substantially completed as of December 31, 1995. The Company recorded a special charge of $3,000,000 in fiscal 1995, consisting of a write-down to estimated realizable value of the men's work and leisure shirt division's inventory and property, plant and equipment.

Interest expense for the year ended June 30, 1996 decreased by $776,000 from the comparable period in 1995 due to lower borrowing levels in fiscal 1996.

An income tax benefit of $90,000 was provided by the Company for the year ended June 30, 1996 as compared to $246,000 for the year ended June 30, 1995.

As a result of the above factors, the financial results reflect a net loss from operations of $5,278,000 for the year ended June 30, 1996, compared to a net loss of $5,029,000 for the comparable period in 1995.

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

The gross profit percentage increased to 22.5% in fiscal 1995 from 20.1% in the prior year. The increase was due to increased margins in both of the Company's intimate apparel divisions and the men's work and leisure shirt division. The Company was successful in increasing its sales in the higher-priced apparel division and its efforts to eliminate low margin business.

As anticipated, the gross profit percentage related to the Company's popular-priced intimate apparel division increased in the year ended June 30,1995 as a result of the Company's decision, during the third quarter of fiscal 1994, to phase-out the portion of that division's business which was least profitable. However, due to the lower sales in 1995 as compared to 1994, gross profit dollars in that division decreased in 1995. Furthermore, in connection with the phase-out, during the third quarter of fiscal 1994, the Company recorded a special charge of $3,800,000.

In order to compete more effectively, the Company reduced excess plant capacity. Management has closed 9 plants during the past five years including, the closing of its plant in Purvis, Mississippi in July 1995.

The Company decided to focus its efforts and resources on its core intimate apparel business. In the quarter ending September 30,1995, the Company announced that it intended to divest itself of its men's work and leisure shirt division ("Schwabe"). The Company's decision was also based on Schwabe's inadequate return on capital. As a result of this decision, the Company recorded a special charge of $3,000,000 consisting of a write-down, to its estimated realizable value, of the Schwabe inventory and property, plant and equipment.

In conjunction with the divestiture of the Schwabe division, the Company began the process of realigning its core intimate apparel business.

In fiscal 1994 and throughout fiscal 1995, the Company had difficulties in sourcing its goods offshore. The Company's efforts to source more effectively were unsuccessful due to a number of factors including poor planning, the absence of sufficient controls to monitor the import process and the quality of the product, the purchase of raw materials from unreliable vendors and ineffective management and staffing. These problems resulted in the receipt and acceptance of poor quality goods, unanticipated and costly air shipments and the inability, in certain instances, to make timely delivery of finished products to customers. As a result, certain customers either canceled orders, returned goods or took deductions. These problems also resulted in lower than expected sales.

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

The problems encountered in fiscal 1995 also affected the Company's financial performance in fiscal 1996. Due to the negative impact of these problems on sales and gross margins and the inability of the Company to sufficiently cut expenses, the Company reported a loss from operations in fiscal 1996.

In its continuing efforts to return to profitability and improve the Company's overall operations, in August 1995, the Company hired Barbara Khouri as its new Chief Executive Officer. Ms. Khouri had extensive senior management experience in the intimate apparel industry. Under Ms. Khouri's leadership, management devised a plan to consolidate and realign all of the operational areas of the Company. This consolidation and realignment was designed to reduce costs and create an organizational structure that is more productive, effective and efficient. The plan placed an increased emphasis on controlling the Company's import operations and offshore manufacturing. Management also planned to formalize procedures for developing and implementing strategies to improve gross profit margins and to create effective planning techniques to better respond to the changing needs of the Company's customers on a short and long-term basis.

Selling, general and administrative expenses decreased by $333,000 to $20,541,000 for the year ended June 30, 1995 as compared to the comparable period in the prior year. This decrease was primarily attributable to a reduction in salary expense of $435,000 and sales related expenses, including royalties and licensing costs of $336,000 and commissions of $197,000, offset partially by an increase in bad debts of $350,000 and a net increase in other general overhead. Additionally, in connection with the reduction in inventory levels described below, associated costs were reduced.

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

The financial results reflected a net loss of $5,029,000 for the year ended June 30, 1995 as compared to a net loss of $3,324,000 for the year ended June 30, 1994.


Liquidity and Capital Resources

As a result of the aforementioned initiatives, the Company's current ratio improved to 3.5:1 as of June 30,1996, as compared to less than 2:1 at the close of fiscal 1995.

For the year ended June 30, 1996, the Company's working capital decreased by $3,242,000 to $19,406,000, principally from operating losses, offset partially by proceeds from the sale of property, plant and equipment.

During the fiscal year ended June 30, 1996, cash increased by $2,180,000. The Company used cash for the purchase of fixed assets of $315,000 and the payment of notes payable of $15,803,000. These activities were principally funded by cash generated by operating activities and the discontinuance of the men's work and leisure shirt division of $17,496,000 and proceeds from the sale of property, plant and equipment of $771,000.

Inventory at June 30, 1996 decreased by $21,838,000 to $14,247,000 from $36,085,000 at June 30, 1995 due to the elimination of the men's work and leisure shirt division, which accounted for $12,557,000 (58%) of the decrease, as well as reductions in the inventory of other divisions from the prior year's levels.

In October 1996, the Company consummated an agreement with holders of $10,187,000 of the Company's outstanding 12.875% unsecured subordinated debentures ("Restructured Bonds"). The holders of the Restructured Bonds exchanged such bonds for the issuance of an equivalent principal amount of a new series of notes bearing interest at a rate of 8% per annum, payable semi-annually (April 1 and October 1) which are senior to the 12.875% debentures ("New Senior Notes"). Additionally, the holders of the Restructured Bonds deferred the receipt of interest due April 1, 1996 (approximately $656,000). The Company paid the interest due on the remaining 12.875% debentures. The holders of the Restructured Bonds have also accepted New Senior Notes in exchange for the April 1, 1996 deferred interest related to the Restructured Bonds and for the October 1996 interest payment under the New Senior Notes. The aggregate principal amount of the New Senior Notes approximate $11,276,500. The New Senior Notes do not provide for any amortization of principal and mature in September 2001. As a result of the exchange, the Company will apply the entire principal amount of the Restructured Bonds acquired by the Company of $10,187,000 to its mandatory annual sinking fund payments through October 1999. The Company's obligation to make mandatory sinking fund payments on the 12.875% debentures will resume in October 1999. The aggregate principal indebtedness of the New Senior Notes and the 12.875% subordinated debentures after the exchange is approximately $22,220,000.

The New Senior Notes carry the right to convert up to approximately $716,000 of the notes into 1,908,000 shares of the Company's common stock at a price of $0.375 per share. In addition, the holders of the New Senior Notes have the right to designate a representative to attend all meetings of the Company's Board of Directors and Compensation Committee.

During September 1996, the Company purchased $1,320,000 in principal amount of its 12.875% subordinated debentures. As a result of the transaction, the Company will record a pre-tax gain of approximately $560,000, net of related costs, in the first quarter of fiscal 1997. The Company reduced its mandatory sinking fund requirements with these debentures.

In September 1996, the Company delivered $3,750,000 of its 12.875% debentures, that it had previously acquired, to the Indenture Trustee, in lieu of making the mandatory sinking fund payment due October 1, 1996 in cash.

The Company does not anticipate making any additional purchases of its stock or debentures and anticipates that capital expenditures for fiscal 1997 will be less than $400,000.

In April 1996, the Company consummated an agreement with a financial institution, Rosenthal & Rosenthal, Inc., providing for a secured revolving line of credit of up to $13,500,000 for a period of two years to cover the Company's projected needs for operating capital and letters of credit to fund the purchase of imported goods. Direct borrowings under the Rosenthal & Rosenthal line bear interest at the annual rate of 2.5% above the prime rate of Chase Manhattan Bank. Availability under the line of credit is subject to certain agreed upon formulas. Under the terms of this financing, the Company has agreed to pledge substantially all of its assets, except the Company's domestic inventory and real property. This credit facility replaced the financing agreements which the Company had with two banks.

Management believes its available borrowing under its new secured revolving line of credit, along with anticipated internally generated funds, will be sufficient to cover its working capital requirements.


Continued Stock Exchange Listing

The Company has been advised by the American Stock Exchange that, in view of the Company's recent financial performance and the low price of its stock, the Company has fallen below certain of its continued listing guidelines. Due to these factors, the Exchange is reviewing the Company's eligibility for continued listing on the Exchange.

   SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE SECURITIES LITIGATION
                               REFORM ACT OF 1995



Except for historical information contained herein, this Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve certain risks and uncertainties. The Registrant's actual results or outcomes may differ materially from those anticipated. Important factors that the Registrant believes might cause differences are discussed in the cautionary statement under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K. In assessing forward-looking statements contained herein, readers are urged to carefully read those statements.

ITEM 8 INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Movie Star, Inc.:

We have audited the accompanying consolidated balance sheets of Movie Star, Inc. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Movie Star, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, Movie Star, Inc. changed its method of accounting for income taxes as of July 1, 1993 to conform with Statement of Financial Accounting Standards No. 109.


Deloitte & Touche LLP
October 15, 1996
New York, New York

MOVIE STAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND 1995
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

ASSETS                                                                  1996          1995
                                                                       -------       -------

CURRENT ASSETS:
   Cash(Note 4)                                                        $ 2,283       $   103
   Receivables (net of allowance for doubtful accounts and sales
     allowances of $2,616 in 1996 and $1,869 in 1995)                    7,415         8,789
   Inventory (Note 2)                                                   14,247        36,085
   Deferred income tax benefits (Note 7)                                 3,158         3,298
   Prepaid expenses and other current assets                               108           381
                                                                       -------       -------

           Total current assets                                         27,211        48,656

PROPERTY, PLANT AND EQUIPMENT - Net (Note 3)                             4,569         6,053

OTHER ASSETS                                                             1,979         1,784

DEFERRED INCOME TAXES (Note 7)                                             851           711
                                                                       -------       -------

TOTAL ASSETS                                                           $34,610       $57,204
                                                                       =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable (Note 4)                                           $        -       $15,803
   Current maturities of long-term debt (Note 5)                            45            29
   Accounts payable                                                      5,477         6,939
   Accrued expenses and other current liabilities                        2,283         3,237
                                                                       -------       -------

           Total current liabilities                                     7,805        26,008
                                                                       -------       -------

LONG-TERM DEBT - Less current maturities included above (Note 5)        23,383        22,496
                                                                       -------       -------

COMMITMENTS AND CONTINGENT LIABILITIES (Notes 4 and 8)

STOCKHOLDERS' EQUITY (Notes 5 and 10):
   Common stock, $.01 par value - authorized, 30,000,000 shares;
     issued, 15,977,000 shares                                             160           160
   Additional paid-in capital                                            3,731         3,731
   Retained earnings                                                     3,149         8,427
                                                                       -------       -------

                                                                         7,040        12,318

   Less treasury stock, at cost - 2,017,000 shares                       3,618         3,618
                                                                       -------       -------

           Total stockholders' equity                                    3,422         8,700
                                                                       -------       -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $34,610       $57,204
                                                                       =======       =======

See notes to consolidated financial statements.

MOVIE STAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1996, 1995 AND 1994
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        1996             1995             1994

NET SALES (Note 9)                                    $ 84,115        $ 101,946        $ 103,105

COST OF SALES                                           66,993           79,011           82,358
                                                      --------        ---------        ---------

GROSS PROFIT                                            17,122           22,935           20,747
                                                      --------        ---------        ---------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            17,527           20,541           20,874

LOSS ON ABANDONMENT OF LEASED PREMISES (Note 8)          1,070                -                -

SPECIAL CHARGE (Note 11)                                     -            3,000            3,800

INTEREST INCOME                                              -                -             (231)

INTEREST EXPENSE (Notes 4 and 5)                         3,893            4,669            4,245
                                                      --------        ---------        ---------

                                                        22,490           28,210           28,688
                                                      --------        ---------        ---------

LOSS FROM OPERATIONS                                    (5,368)          (5,275)          (7,941)

GAIN ON SALE OF PLANT FACILITIES (Note 3)                    -                -              984
                                                      --------        ---------        ---------

LOSS BEFORE  PROVISION FOR INCOME TAXES
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE            (5,368)          (5,275)          (6,957)
                                                      --------        ---------        ---------

PROVISION FOR INCOME TAXES (Note 7):
   Current                                                 (90)            (246)              11
   Deferred                                                  -                -           (2,783)
                                                      --------        ---------        ---------

                                                           (90)            (246)          (2,772)
                                                      --------        ---------        ---------
LOSS BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                    (5,278)          (5,029)          (4,185)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR
   INCOME TAXES (Note 7)                                     -                -              861
                                                      --------        ---------        ---------

NET LOSS                                              $ (5,278)       $  (5,029)       $  (3,324)
                                                      ========        =========        =========

LOSS PER SHARE BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE                        $   (.38)       $    (.36)       $    (.30)
                                                      ========        =========        =========
CUMULATIVE EFFECT OF ACCOUNTING CHANGE
   PER SHARE                                                                           $     .06
                                                                                       =========

NET LOSS PER SHARE                                    $   (.38)       $    (.36)       $    (.24)
                                                      ========        =========        =========

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                          13,960           13,960           14,031
                                                      ========        =========        =========

See notes to consolidated financial statements.

MOVIE STAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1996, 1995 AND 1994
(IN THOUSANDS)

                                                     ADDITIONAL
                                    COMMON STOCK      PAID-IN    RETAINED       TREASURY STOCK
                                  SHARES    AMOUNT    CAPITAL    EARNINGS      SHARES    AMOUNT        TOTAL

 BALANCE, JULY 1, 1993            15,977     $160     $3,731     $ 16,780      1,850     $(3,259)     $ 17,412

   Net loss                            -        -          -       (3,324)         -           -        (3,324)

   Purchase of treasury stock          -        -          -            -        167        (359)         (359)
                                  ------     ----     ------     --------      -----     -------      --------

BALANCE, JUNE 30, 1994            15,977      160      3,731       13,456      2,017      (3,618)       13,729

   Net loss                            -        -          -       (5,029)         -           -        (5,029)
                                  ------     ----     ------     --------      -----     -------      --------

BALANCE, JUNE 30, 1995            15,977      160      3,731        8,427      2,017      (3,618)        8,700

   Net loss                            -        -          -       (5,278)         -           -        (5,278)
                                  ------     ----     ------     --------      -----     -------      --------


BALANCE, JUNE 30, 1996            15,977     $160     $3,731     $  3,149      2,017     $(3,618)     $  3,422
                                  ======     ====     ======     ========      =====     =======      ========

See notes to consolidated financial statements.

MOVIE STAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1996, 1995, AND 1994
(IN THOUSANDS)

                                                                                          1996           1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES:
   Loss before cumulative effect of accounting change                                   $ (5,278)       $ (5,029)    $ (4,185)
   Adjustments to reconcile loss before cumulative effect
     of accounting change to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                                                           952           1,319        1,386
     Deferred income taxes                                                                     -               -       (2,783)
     Loss on disposal of property, plant and equipment                                       309             750         (984)
   Changes in operating assets and liabilities:
     Receivables                                                                           1,374           1,302        2,883
     Inventory                                                                            21,838           8,727        1,584
     Prepaid expenses and other current assets                                               273             (55)         503
     Other assets                                                                           (428)             51          (43)
     Accounts payable                                                                     (1,462)         (2,433)        (910)
     Accrued expenses and other current liabilities                                          (82)         (1,312)        (424)
                                                                                        --------       ---------      -------

           Net cash provided by (used in) operating activities                            17,496           3,320       (2,973)
                                                                                        --------       ---------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant and equipment                                           (315)           (311)        (954)
   Proceeds from sale of property and equipment                                              771               -          110
   Decrease in notes receivable                                                                -               -          670
                                                                                        --------       ---------      -------

           Net cash used in investing activities                                             456            (311)        (174)
                                                                                        --------       ---------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (payment of) proceeds from short-term obligations                                 (15,803)         (3,706)       3,179
   Net proceeds from (payment of) long-term obligations                                       31            (122)        (539)
   Purchase of treasury stock                                                                  -               -         (359)
                                                                                        --------       ---------      -------

           Net cash (used in) provided by financing activities                           (15,772)         (3,828)       2,281
                                                                                        --------       ---------      -------

NET INCREASE (DECREASE) IN CASH                                                            2,180            (819)        (866)
CASH, BEGINNING OF YEAR                                                                      103             922        1,788
                                                                                        --------       ---------      -------

CASH, END OF YEAR                                                                       $  2,283       $     103      $   922
                                                                                        ========       =========      =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during year for:
     Interest                                                                           $  4,025       $   4,074      $ 3,983
                                                                                        ========       =========      =======

     Income taxes, net of refunds                                                          $(364)            $14         $130
                                                                                        ========       =========      =======

See notes to consolidated financial statements.

MOVIE STAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1996, 1995 AND 1994


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business - Movie Star, Inc. and its subsidiaries (the "Company") is a New York corporation organized in 1935, which designs, manufactures, markets and sells an extensive line of ladies' sleepwear, robes, leisurewear, loungewear, panties and daywear; and also operates 27 retail outlet stores.

        Principles of Consolidation - The consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated.

        Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The preparation of financial statements in conformity with generally accepted accounting principles also requires management to make estimates and assumptions that affect the disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

        Inventory - Inventory is valued at lower of cost (first-in, first-out) or market.

        Property, Plant and Equipment - Property, plant and equipment are stated at cost, reduced in certain cases by valuation allowances. Depreciation is computed principally by the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives.

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

        Loss Per Share - Loss per share is based on the net loss for each year divided by the weighted average number of shares outstanding. Common share equivalents (stock options) were not dilutive in each of the three years ended June 30, 1996.

        Deferred Costs - Deferred financing costs are amortized over the life of the debt using the straight-line method.

        Accounting Pronouncements - In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." This statement is effective for fiscal years beginning after December 15, 1995. The Company does not expect that the adoption of this statement will have a material affect on its consolidated financial condition or results of operations.

        In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting For Stock Based Compensation." This statement is effective for fiscal years beginning after December 15,

        1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

        Pursuant to this Standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. The new Standard also requires increased footnote disclosures, regardless of the method chosen to measure and recognize compensation, for employee stock-based arrangements. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new Standard will have on net income and earnings per share should it elect to make such a change.

2.      INVENTORY

        Inventory consists of the following:

                                                                      JUNE 30,
                                                                 1996          1995
                                                                    (IN THOUSANDS)
            Land, buildings and improvements                    $ 3,816       $ 6,870
            Work-in-process                                       1,950         5,354
            Finished goods                                        8,481        23,861
                                                                -------       -------

                                                                $14,247       $36,085
                                                                =======       =======

3.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following:

                                                                      JUNE 30,
                                                                 1996          1995
                                                                    (IN THOUSANDS)
            Land, buildings and improvements                   $  7,858      $  8,522

            Machinery and equipment                                 663         2,597

            Office furniture and equipment                        1,821         2,212

            Leasehold improvements                                  846         1,286
                                                               --------      --------

                                                                 11,188        14,617

            Less accumulated depreciation and amortization       (6,619)       (8,564)
                                                               --------      --------

                                                               $  4,569      $  6,053
                                                               ========      ========

        During fiscal 1994, the Company realized a gain of $984,000 related to the sale of certain plant facilities.

        At June 30, 1996, the Company held property, plant and equipment with a net book value of approximately $543,000 for sale or lease.

4.      NOTES PAYABLE

        At June 30, 1995, the Company had notes payable aggregating $15,803,000 under line of credit agreements from two banks. Pursuant to the agreements, all borrowings were collateralized by accounts receivable and finished goods inventory imported pursuant to letters of credit. Interest on the outstanding notes was payable monthly at up to 1 percent above the prime rate.

        On October 13, 1995, the Company entered into new agreements under similar terms with the same banks, which was to expire on June 30, 1996, with interest on outstanding borrowings being payable monthly at 1.25 percent above the prime rate.

        On April 24, 1996, the Company terminated these line of credit agreements and entered into a line of credit agreement with an unrelated lender. Under the new credit agreement, the Company may borrow for either revolving loans or letters of credit up to the lesser of $13,500,000 or the sum of 80 percent of the net amount of eligible receivables, 50 percent of the eligible inventory and 50 percent of the eligible letters of credit. Pursuant to the terms of the agreement, the Company has pledged substantially all of its assets, except the Company's domestic inventory and real property. Interest on outstanding borrowings is payable at 2.5 percent above the prime rate. The Company is obligated to pay a facility fee of $270,000 over the term of the agreement which expires on April 30, 1998.

        Under the terms of the agreement, the Company is required to meet certain financial covenants, of which the Company is in compliance at June 30, 1996. Furthermore, the Company is prohibited from paying dividends or incurring additional indebtedness, as defined, outside the normal course of business.

        At June 30, 1996, the Company had no borrowing outstanding under this line of credit and had approximately $4,000,000 outstanding letters of credit. Additionally, the Company had a cash balance of approximately $1,904,000 deposited with the lender which earned interest at 5.25 percent at June 30, 1996.

5.      LONG-TERM DEBT

        Long-term debt consists of the following:

                                                       JUNE 30,
                                                   1996       1995
                                                    (IN THOUSANDS)

            12.875% Subordinated Debentures      $12,263     $22,450

            8% Senior Notes                       10,344           -

            8% Senior Convertible Notes              716           -

            Other                                    105          75
                                                 -------     -------
                                                  23,428      22,525

            Less current portion                      45          29
                                                 -------     -------

            Long-term debt                       $23,383     $22,496
                                                 =======     =======

        12.875% Subordinated Debentures - On October 10, 1986, the Company sold $25,000,000 of 12.875% Subordinated Debentures due October 1, 2001 (the "Debentures"). Interest payments on the outstanding Debentures are due semi-annually on October 1 and April 1. The Debentures are redeemable, in whole or in part, at the option of the Company, at any time, and are subordinated to all senior debt (as defined). The Debentures contain covenants with respect to limitations on dividends and stock purchases. At June 30, 1996, the Company is prohibited from paying dividends and making stock purchases.

        Annual sinking fund payments of $3,750,000 are required commencing October 1, 1996. However, required payments in any year may be reduced by Debentures previously purchased by the Company. The total purchases of Debentures at June 30, 1996 were $2,550,000. On September 13, 1996, the Company purchased an additional $1,320,000 of Debentures for approximately $824,000 including related costs. The Company intends to reduce the entire October 1, 1996 sinking fund payment by these purchased Debentures.

        Furthermore, the Company intends to use the $10,187,000 of 12.875% Debentures acquired in the exchange (discussed below) toward the mandatory annual $3,750,000 sinking fund payments through 1998 and part of 1999.

        8% Senior Notes - In April 1996, the Company reached an agreement with holders of $10,187,000 of the Company's outstanding 12.875% Debentures. The holders of these Debentures agreed to exchange such Debentures for the equivalent principal amount of a new series of notes ("Senior Notes") bearing interest at a rate of 8 percent per annum, payable semi-annually (April 1 and October 1) which will be senior to the remaining outstanding Debentures . Additionally, these Debenture holders agreed to defer the receipt of interest due April 1, 1996 (approximately $656,000) and to accept Senior Notes in exchange for such deferred interest. The holders also agreed to accept additional Senior Notes in lieu of the October 1, 1996 Senior Note interest payment. The Senior Notes will carry the right to convert up to approximately $716,000 of the notes into 1,908,000 shares of the Company's common stock. On October 1, 1996, the aggregate principal amount of the Senior Notes approximated $11,276,000 and will not provide for any amortization of principal and will mature in September 2001.

        The debt exchange closed on October 15, 1996, but became effective retroactively as of April 1, 1996, the date of the deferral of interest on the 12.875 % Debentures. In connection with the debt exchange, the Company incurred certain costs which have been capitalized and will be amortized over the life of the Senior Notes using the straight-line method. The Senior Notes contain covenants with respect to limitations on dividends and stock purposes. At June 30, 1996, the Company is prohibited from paying dividends and making stock purchases.

        The maturities of long-term debt at June 30, 1996, including current maturities, are as follows (in thousands):

                                         YEAR                AMOUNT

                                         1997                $    45
                                         1998                     47
                                         1999                    163
                                         2000                    943
                                         2001                  3,750
                                      Thereafter              18,480
                                                             -------

                                                             $23,428
                                                             =======

6.      FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.



                                                             JUNE 30,
                                   -------------------------------------------------------------
                                              1996                               1995
                                   -------------------------          --------------------------
                                   CARRYING       ESTIMATED           CARRYING        ESTIMATED
                                    AMOUNT        FAIR VALUE           AMOUNT         FAIR VALUE
                                                           (IN THOUSANDS)

           Long-Term Debt          $23,323         $15,027             $22,525          $16,771

        Cash, Accounts Receivable, Accounts Payable, Accrued Expenses and Other Noncurrent Assets - The carrying amounts of these items are a reasonable estimate of their fair value.

        Long-Term Debt - The fair value of these securities are estimated based on quoted market prices. If no market quotes are available, interest rates that are currently available to the Company for issuance of the debt with similar terms and remaining maturities are used to estimate fair value of debt issues.

        The fair value estimates presented herein are based on pertinent information available to management as of June 30, 1996 and 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein.


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

        Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses. The tax effects of significant items, comprising the Company's net deferred tax asset, are as follows:

                                                                          JUNE 30,
                                                                       1996      1995
                                                                       (IN THOUSANDS)

          Deferred tax liabilities:
            Differences between book and tax basis of property,
             plant and equipment                                      $  526     $  661
            Difference between book and tax basis of gain on sale
             of property, plant and equipment                            322        288
                                                                      ------     ------

                                                                         848        949
                                                                      ------     ------
          Deferred tax assets:
            Difference between book and tax basis of inventory           223        440
            Reserves not currently deductible                          2,534      3,258
            Operating loss carryforwards                               5,572      3,094
            Other                                                        452          2
                                                                      ------     ------
                                                                       8,781      6,794
                                                                      ------     ------
          Valuation allowance                                          3,924      1,836
                                                                      ------     ------
        Net deferred tax asset                                        $4,009     $4,009
                                                                      ======     ======

        The net change in the valuation allowance for deferred tax asset was an increase of $2,088,000 in the year ended June 30, 1996 principally related to the operating loss arising in that year.

        The provision for income taxes is comprised as follows:

                                                               YEAR ENDED JUNE 30,
                                                           1996       1995        1994
                                                                 (IN THOUSANDS)

          Current:
            Federal                                       $   -     $  (270)    $     -
            State and local                                 (90)         24          11
          Deferred                                            -           -      (2,783)
                                                          -----     -------     -------

                                                          $ (90)    $  (246)    $(2,772)
                                                          =====     =======     =======

        Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:

                                                                 YEAR ENDED JUNE 30,
                                                              1996      1995      1994

          Federal statutory rate                            (34.0)%    (34.0)%    (34.0)%

          Increase (decrease) in tax resulting from:
            Valuation allowance                              38.9       34.8          -
            State income taxes (net of Federal tax
             benefits)                                       (6.0)      (6.0)      (6.0)
            Other                                             (.6)        .5         .2
                                                            -----      -----      -----

          Effective rate                                    (1.7)%     (4.7)%     (39.8)%
                                                           =====      =====       =====

        As of June 30, 1996, the Company has net operating loss carryforwards of approximately $13,931,000 for income tax purposes that expire between the years 2002 and 2010.

  8.    LEASES

        The Company has operating leases expiring through 2001, which include, in addition to fixed rentals, escalation clauses that require the Company to pay a percentage of increases in occupancy expenses.

        Future minimum payments under these leases at June 30, 1996 are as follows (in thousands):

                        YEAR               AMOUNT

                        1997               $  547
                        1998                  359
                        1999                  333
                        2000                  333
                        2001                  333
                                           ------

                        Total              $1,905
                                           ======

        Loss on Abandonment of Leased Premises - During 1996, the Company vacated two floors, separately leased to the Company, and combined its operation into an existing floor leased by the Company in the same building. The Company terminated and settled its lease obligations for the vacated floors for $800,000 and wrote-off the remaining net book value of related leasehold improvements of $270,000.

        Rental expense for 1996, 1995 and 1994 was approximately $1,471,000, $1,863,000 and $1,721,000, respectively. Rental expense for 1996 excludes the $800,000 lease settlement.

9.      CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

        Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the retail industry. One customer accounted for 25, 22 and 22 percent of the Company's net sales in fiscal 1996, 1995 and 1994, respectively. The Company performs ongoing credit evaluations of its customers' financial condition. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

10.     STOCK PLANS, OPTIONS AND WARRANT

        Employee Stock Ownership Plan - The Company has an Employee Stock Ownership and Capital Accumulation Plan and Trust covering substantially all of its employees, pursuant to which it can elect to make contributions to the Trust in such amounts as may be determined by the Board of Directors. The Company contributed $91,000 for the year ended June 30, 1996 in order to allow the plan to meet required distributions in connection with plant closings. No contributions were made for the years ended June 30, 1995 and 1994.

        During fiscal 1994, in connection with plant closings, the Company acquired 157,071 shares of its common stock from the plan for $336,000 to enable cash payments to be made to the participants.

        Stock Options - The Company has an Incentive Stock Option Plan ("1983 ISOP"), pursuant to which the Company has reserved 5,000 shares at June 30, 1996. This plan expired by its terms on June 30, 1993, but 5,000 previous grants remained outstanding at June 30, 1996, of which 3,000 are presently exercisable. The 1983 ISOP provided for the issuance of options to employees to purchase common stock of the Company at a price not less than fair market value on the date of grant. During fiscal 1995, 780,000 options outstanding under this plan were canceled, of which 726,000 options were replaced with options under the new Incentive Stock Option Plan discussed below.

        On December 8, 1994, the Company's stockholders' approved a new Incentive Stock Option Plan ("1994 ISOP") to replace the 1983 ISOP discussed above. Options granted, pursuant to the plan, are not subject to a uniform vesting schedule. The plan permits the issuance of options to employees to purchase common stock of the Company at a price not less than fair market value on the date of the option grant. The plan reserves 2,000,000 shares of common stock for grant and provides that the term of each award be determined by the Compensation Committee with all awards made within the ten-year period following the effective date. No options were granted during fiscal 1996.

        The Company also has a Key Employee Stock Option Plan covering the issuance of up to 1,667,000 shares of the Company's common stock. Options to purchase 333,000 shares at an exercise price of $2.19 per share are outstanding at June 30, 1996. During fiscal 1995, 444,000 options under this plan were canceled and replaced with options in the 1994 ISOP. All options granted are presently exercisable.

        The Company has also granted nonqualified options to certain nonemployee sales representatives to purchase an aggregate of 133,000 shares at an exercise price of $2.36.


        Information with respect to stock options is as follows:

                                                                           NUMBER OF SHARES
                                                                 1996            1995            1994

                        Outstanding - beginning of year        2,026,000       1,868,000       2,035,000
                        Granted                                        -       1,382,000               -
                        Exercised                                      -               -               -
                        Canceled                                (325,000)     (1,224,000)       (167,000)
                                                              ----------      ----------      ----------

                        Outstanding - end of year              1,701,000       2,026,000       1,868,000
                                                              ==========      ==========      ==========

                        Exercisable - end of year                850,000         991,000       1,629,000
                                                              ==========      ==========      ==========

                        Available for grant - end of year      2,104,000       1,952,000       1,553,000
                                                              ==========      ==========      ==========

        Options outstanding at year-end have exercise prices of $1.125 to $2.36. Exercisable options at June 30, 1996 have exercise prices of $1.125 to $2.36.

        The unexercisable options at June 30, 1996, become exercisable as follows:



                                       YEAR                         NUMBER

                                       1997                           112,000
                                       1998                           113,000
                                       1999                            97,000
                                       2000                            98,000
                                                                     --------

                                                                      420,000
                                                                     ========


        Due to employee terminations in fiscal 1996, 431,000 unvested options outstanding at June 30, 1996 will never vest.

        Total number of shares reserved for issuance of stock options is 4,552,000 at June 30, 1996.

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


12.     UNAUDITED SELECTED QUARTERLY FINANCIAL DATA



                                                                       QUARTER
                                               FIRST          SECOND             THIRD         FOURTH
                                                           (IN THOUSANDS, EXCEPT PER SHARE)

              YEAR ENDED JUNE 30, 1996

              Net sales                      $ 24,927        $ 32,721           $ 12,408        $ 14,059
              Gross profit                      4,770           6,215              2,775           3,362
              Net loss                         (1,103)         (1,217)(a)         (1,938)         (1,020)
              Loss per share                     (.08)           (.09)              (.14)           (.07)

                                                                   QUARTER
                                                FIRST        SECOND        THIRD          FOURTH
                                                      (IN THOUSANDS, EXCEPT PER SHARE)
               YEAR ENDED JUNE 30, 1995
                 Net sales                     $32,440       $35,997       $17,327         $16,182
                 Gross profit                    7,052         8,365         3,998           3,520
                 Net income (loss)                 607           944        (1,316)         (5,264)(b)
                 Income (loss) per share           .04           .07          (.09)           (.38)

                                                                  QUARTER
                                                FIRST        SECOND        THIRD           FOURTH
                                                        (IN THOUSANDS, EXCEPT PER SHARE)
               YEAR ENDED JUNE 30, 1994
                 Net sales                     $29,922       $35,020       $20,750         $17,413
                 Gross profit                    6,718         7,040         4,508           2,481
                 Net income (loss)               1,190           782        (3,361)(c)      (1,935)
                 Income (loss) per share           .08           .06          (.24)           (.14)


        (a) Amount includes an estimated loss of $1,170,000 associated with the abandonment of leased premises.

        (b) Amount includes a special charge of $3,000,000 associated with the divestiture of the Company's men's work and leisure shirt division.

        (c) Amount includes a special charge of $3,800,000 for costs associated with the restructuring of the Company's popular-priced intimate apparel division.


                                   * * * * * *

                                                                     SCHEDULE II
MOVIE STAR,  INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)


             COLUMN A                   COLUMN B      COLUMN C       COLUMN D      COLUMN E

                                                      ADDITIONS
                                       BALANCE AT    CHARGED TO                   BALANCE AT
                                        BEGINNING     COSTS AND                     END OF
            DESCRIPTION                 OF PERIOD     EXPENSES      DEDUCTIONS      PERIOD
FISCAL YEAR ENDED JUNE 30, 1996:

   Allowance for doubtful accounts       $1,208       $   769        $   (21)(a)    $1,956

   Allowance for sales allowances           660         2,237         (2,237)          660
                                         ------       -------        -------        ------

                                         $1,868       $ 3,006        $(2,258)       $2,616
                                         ======       =======        =======        ======


FISCAL YEAR ENDED JUNE 30, 1995:

   Allowance for doubtful accounts       $  965       $   676        $  (433)(a)    $1,208

   Allowance for sales allowances           660         2,792         (2,792)          660
                                         ------       -------        -------        ------

                                         $1,625       $ 3,468        $(3,225)       $1,868
                                         ======       =======        =======        ======


FISCAL YEAR ENDED JUNE 30, 1994:

   Allowance for doubtful accounts       $  943       $    45        $   (23)(a)   $  965

   Allowance for sales allowances           716         4,409         (4,465)          660
                                         ------       -------        -------        ------

                                         $1,659       $ 4,454        $(4,488)       $1,625
                                         ======       =======        =======        ======

(a)  Uncollectible accounts written off.

ITEM 9    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE

          None.

                                    PART III



ITEM 10.         EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT.


Director Since                 Name                 Age                    Position
--------------                 ----                 ---                    --------

1981                     Mark M. David               49               Chairman of the Board,
                                                                      Chief Executive Officer and
                                                                      Director

1983                     Saul Pomerantz              47               Senior Vice President,
                                                                      Chief Financial
                                                                      Officer, Secretary
                                                                      and Director

1996                     Gary W. Krat                48               Director



1996                     Joel M. Simon               51               Director





Mark M. David was re-elected Chairman of the Board and Chief Executive Officer on December 8, 1994. On August 14, 1995, Mr. David relinquished the position of Chief Executive Officer, but remained as Chairman of the Board. He had been Chairman of the Board and Chief Executive Officer since December 1985, President from April 1983 to December 1987 and Chief Operating Officer of the Company since the merger with Stardust Inc. in 1981 until December 1987. Prior to the merger, he was founder, Executive Vice President and Chief Operating Officer of Sanmark Industries Inc. In April 1996, Mr. David resumed his duties as Chief Executive Officer.

Saul Pomerantz, CPA, was elected Senior Vice President on December 3, 1987 and was re-elected on December 8, 1994. Previously, he was Vice President-Finance since 1981. He has been Chief Financial Officer since 1982 and Secretary of the Company since 1983.

Gary W. Krat was appointed to fill a vacancy on the Board of Directors on February 19, 1996. Mr. Krat has been Senior Vice President of SunAmerica Inc. since 1990. He is also Chairman and Chief Executive Officer of SunAmerica's subsidiaries, Royal Alliance Associates, Inc. and SunAmerica Securities, Inc., both of which are NASD broker dealer companies with more than three


                                      III-1
thousand registered representatives. From 1977 until 1990, Mr. Krat was a senior executive with Integrated Resources, Inc. Prior to joining Integrated Resources, Mr. Krat was a practicing attorney. He has a law degree from Fordham University and a Bachelor of Arts degree from the University of Pittsburgh.

Joel M. Simon was appointed to fill a vacancy on the Board of Directors on February 19, 1996. Since 1990, Mr. Simon has been the Executive Vice President and Chief Operating Officer and, (until July 1993), was a director of a group of affiliated companies known as Olympia & York Companies (USA)("O&Y-USA"), subsidiaries of a Canadian multinational real estate concern. Prior to becoming Chief Operating Officer of O&Y-USA, from 1985 until the end of 1989, Mr. Simon was the Executive Vice President-Administration and a director of O&Y-USA . Mr. Simon is a Certified Public Accountant and was a senior partner in an accounting firm prior to joining O&Y-USA. In 1992, O&Y-USA experienced a liquidity crisis. The O&Y-USA crisis was caused and exacerbated by its inability to obtain financial support from its Canadian parent, as it had in the past, because of the parent company's own financial crisis. Since then, O&Y-USA has been in the process of restructuring its business and financial obligations. Several companies of O&Y-USA have since filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code. Some of the companies have had their plans of reorganization confirmed and consummated. Several more of these companies have had their plans of reorganization recently confirmed by the Bankruptcy Court and the balance of the companies are expected to have their plans confirmed in the near future.


ITEM 11   EXECUTIVE COMPENSATION

Report of the Compensation Committee on Executive Compensation

In February 1996, the two new outside directors, Joel M.Simon and Gary W. Krat, were appointed to fill vacancies on the Company's Board of Directors, and each of them agreed to serve as a member of the Compensation Committee (the "Committee"). However, prior to these new appointments, decisions on executive compensation for fiscal 1996 were made by the Board of Directors, as a whole.

For fiscal year 1996, there were no increases in the compensation of the executive officers of the Company and no such increases are planned for fiscal year 1997.

Compensation Policies

In determining the appropriate levels of executive compensation for fiscal year 1996, the Board of Directors did not apply the policies previously established by the Committee for determining compensation; rather, the Board based its decisions solely on the Company's financial condition.


                                      III-2

Prior to fiscal year 1995, the Committee had based its recommendations to the Board of Directors on (1) the Company's ability to attract and retain experienced individuals with proven leadership and managerial skills, (2) the executives' motivation to enhance the Company's performance for the benefit of its shareholders and customers and (3) the executives' contributions to the accomplishment of the Company's annual and long-term business objectives.

Salaries generally had been determined based on the Committee's evaluation of the value of each executive's contribution to the Company, results of the past fiscal year in light of prevailing business conditions, the Company's goals for the ensuing fiscal year and prevailing levels at companies considered to be comparable to and competitors of the Company.

The Committee had also, from time to time, recommended that stock options be granted to the executive officers of the Company in order to reward the officers' commitment to maximizing shareholder return and long-term results.

Base Salary Compensation

Based on recommendations from the Company's Chairman of the Board and the other Committee members' collective experience in the Company's industry, base salaries had been determined from year to year. The Committee did not utilize outside consultants to obtain comparative salary information, but believed that the salaries paid by the Company were competitive, by industry standards, with those paid by companies with similar sales volume to the Company. The Committee placed considerably more weight on each executive's contribution to the Company's development and maintenance of its sources of supply, manufacturing capabilities, marketing strategies and customer relationships than on the compensation policies of the Company's competitors; however, the Committee did not establish or rely on target levels of performance in any of these areas to arrive at its recommendations.

The current senior executives of the Company have been associated with the Company in senior management positions for periods ranging from thirteen to more than twenty-five years. They have formed a cohesive team with a broad range of management skills which was considered by the Committee to be an essential source of stability and a base for the Company's future growth.

Stock Option Grants

In 1983, the Company adopted an Incentive Stock Option Plan (the "ISOP") to provide a vehicle to supplement the base salary compensation paid to key employees. All of the Company's senior executives were eligible to receive grants under the ISOP. Options under the ISOP were granted at fair market value at the date of grant. In the past, the Committee has recommended and the Board of Directors has granted options under the ISOP to each of


                                      III-3
the senior executives, except the Chairman of the Board. Mark M. David was not eligible to receive options under the ISOP because his ownership of shares of the Company exceeds 10% of the outstanding shares of the Company. The options granted under the ISOP were exercisable at a rate of 11% per year for the first eight years of service after grant and 12% for the ninth year after grant. No options have been granted to the Company's senior executives under the ISOP since 1986 and no further options may be granted under the ISOP.

On July 15, 1994, the Committee adopted a new Incentive Stock Option Plan (the "1994 ISOP") to replace the expired 1983 ISOP. All of the Company's management and administrative employees are eligible to receive grants under the 1994 ISOP. The 1994 ISOP was approved by the Company's shareholders at the Company's annual meeting on December 8, 1994. Subject to shareholder approval, options under the 1994 ISOP were granted to each of the Company's senior executives (except Mark
M. David) on July 15, 1994 at fair market value at that date. As a condition to the grant of options to the Company's senior executives, the Committee required each of the recipients to surrender for cancellation any interest in options granted prior to July 15, 1994.

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

Compensation of the Chief Executive Officer

For fiscal year 1996, the annual base salary paid to Mark M. David, the Company's Chairman of the Board and Chief Executive Officer, was not increased. The Committee believed that in view of the Company's results of operations for the fiscal year ended June 30, 1996, no increase in Mr. David's compensation was warranted.

Compensation Committee Interlocks and Insider Participation

Other than the Company's Chairman of the Board, there are no Compensation Committee interlocks or insider participation. Mr.
David did not participate in the Committee's determination of his compensation for fiscal year 1997.

                                  Mark M. David
                                  Gary W.Krat
                                  Joel M. Simon


                                      III-4

                                           Summary Compensation Table


                                                      ANNUAL
                                                     COMPENSATION         LONG TERM COMPENSATION
                                                     ------------       ---------------------------
                                                                                        RESTRICTED
                                        FISCAL                           STOCK            OPTIONS                ALL OTHER
NAME AND PRINCIPAL POSITION             YEAR          SALARY ($)        AWARDS($)        (# SHARES)            COMPENSATION
---------------------------            -------        ---------         ---------        ----------            ------------
Mark M. David                             1996          275,000               _             333,333(1)             8,145(2)
Chairman of the Board and                 1995          522,857               _             333,333(1)             8,145(2)
Chief Executive Officer of the            1994          550,000               _             333,333(1)             8,145(2)
Company
---------------------------            -------        ---------         ---------        ----------            ------------
Clayton E. Medley                         1996          277,000(3)            -             477,467(4)                 _
Former President  and Chief               1995          270,846               -             477,467(6)                 _
Operating                                 1994          275,000               _             423,889(6)                 _
Officer of the Company;
Former Director
---------------------------            -------        ---------         ---------        ----------            ------------
Saul Pomerantz                            1996          145,000               _             312,467(5)                 _
Senior Vice President and                 1995          161,663               _             312,467(6)                 _
Chief Financial Officer of the            1994          165,000               _             312,778(6)                 _
Company; Director
---------------------------            -------        ---------         ---------        ----------            ------------
Helen Samuels                             1996          201,000(7)            -             219,648(4)                 _
Former Vice President and                 1995          127,476               -             219,668(6)                 _
Treasurer of the Company;                 1994          130,000               -             218,667(6)                 _
Former Director
---------------------------            -------        ---------         ---------        ----------            ------------
Barbara Khouri                            1996          291,000(8)            _                 -0-                    _
Former Chief Executive
Officer
---------------------------            -------        ---------         ---------        ----------            ------------


(1) Represents options to purchase 333,333 shares of Common Stock granted under the Company's Non-Qualified Stock Option Plan ("1988 Plan").

(2) Represents annual premiums paid by the Company for a split dollar form of life insurance policy on the life of Mark M. David.

(3)   Includes termination payment of $90,000.

(4) All outstanding options previously granted expired ninety days after termination of employment.

(5) Represents options to purchase 312,467 shares of Common Stock under the 1994 Incentive Stock Option Plan (the "1994 Plan").

(6) As a condition to the grant of options under the 1994 Plan, each recipient was required to surrender all of outstanding options previously granted to him or her. The exercise prices of the surrendered options granted were higher than the exercise price of options granted under the 1994 Plan.

(7)   Includes termination payment of $100,000.

(8)   Includes termination payment of $95,000.


                                      III-5

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AS OF AUGUST 30, 1996


The following table sets forth certain as of August 30, 1996 information with respect to the stock ownership of (i) those persons or groups (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who beneficially own more than 5% of the Company's Common Stock, (ii) each director of the Company and (iii) all directors and officers of the Company as a group.


NAME OF BENEFICIAL OWNER      AMOUNT AND NATURE OF           PERCENT OF
------------------------      --------------------           ----------
                              BENEFICIAL OWNERSHIP            CLASS(1)
                              --------------------            --------

Mark M. David                   3,015,773(2)(5)               21.0997%
136 Madison Ave
New York, NY 10016


Republic National               1,336,228;Direct               9.5721%
Bank as Trustee for
the Movie Star, Inc.
Employee Stock
Ownership Plan
452 Fifth Avenue
New York, NY 10018

Mrs. Abraham David              1,622,959(3)(6)               11.6261%
8710 Banyan Court
Tamarac, FL 33321

Saul Pomerantz                    170,026(4)                   1.2055%
136 Madison Ave
New York, NY 10016

Joel M. Simon                      47,500                      0.3403%
237 Park Avenue
New York, NY 10017

Gary W. Krat                       10,000                      0.0716%
733 Third Avenue
New York, NY 10017

Abraham David                      66,000;Direct(8)            0.4728%
8710 Banyan Court
Tamarac, FL 33321

All directors and               4,866,258(2)(4)(7)            33.7051%
officers as a group
(4 persons)


                                      III-6

-----------------

(1) Based upon 13,959,650 shares (excluding 2,016,802 treasury shares)outstanding and options, where applicable, to purchase shares of Common Stock, exercisable within 60 days.

(2) Includes 58,674 shares owned as custodian for his children, 30,000 shares owned as custodian for his sisters' children and 26,560 shares owned by his spouse. Also includes the options granted to him for 333,333 shares, under the 1988 Non-Qualified Stock Option Plan, exercisable within 60 days.

(3) Includes 506,695 shares owned by Mrs. Abraham David as a trustee for the benefit of her daughters, Marcia Sussman and Elaine Greenberg.

(4) Includes options granted to Saul Pomerantz for 144,782 shares pursuant to the 1994 Plan, exercisable within 60 days; and 244 shares owned by his spouse and 8,000 shares held jointly with his spouse.

(5) Does not include Mrs. Abraham David's shares for which he holds the proxy. Mrs. Abraham David is the mother of Mark M. David.

(6)      Mark M. David holds a proxy for these shares.

(7)      Includes the shares held by Mrs. Abraham David.

(8)      Abraham David is the father of Mark M. David.



ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         None.


                                      III-7

PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                       PAGE

(a)     1.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Included in Part II, Item 8 of this report:

                  Independent Auditors' Report                                          F-1

                  Consolidated Balance Sheets at June 30, 1996 and 1995                 F-2

                  Consolidated Statements of Operations for the fiscal
                  years ended June 30, 1996, 1995 and 1994                              F-3

                  Consolidated Statements of Stockholders' Equity for
                  the fiscal years ended June 30, 1996, 1995 and 1994                   F-4

                  Consolidated Statements of Cash Flows for the
                  fiscal years ended June 30, 1996, 1995 and 1994                       F-5

                  Notes to Consolidated Financial Statements                        F-6 - F-15

        2.    SCHEDULE

                  For the fiscal years ended June 30, 1996, 1995 and 1994:

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

(a)  3.  EXHIBITS

Exhibit
Number                 Exhibit                                        Method of Filing
-------                -------                                        ----------------

3.1                    Certificate of Incorporation                   Incorporated by reference
                                                                      to Form 10-K for fiscal
                                                                      year ended June 30, 1988
                                                                      and filed on October 13,
                                                                      1988.

3.1.1                  Amended Certificate of                         Incorporated by reference
                       Incorporation                                  to Form 10-K for fiscal
                                                                      year ended June 30, 1992
                                                                      and filed on September 25,
                                                                      1992.

3.1.2                  Amended Certificate of                         Incorporated by reference
                       Incorporation                                  to Form 8 Amendment to
                                                                      Form 10-K for fiscal
                                                                      year ended June 30, 1992
                                                                      and filed on January 19,
                                                                      1993.

                                                                      Incorporated by reference
3.2                    By-Laws                                        to Form 10-K for fiscal
                                                                      year ended June 30, 1988
                                                                      and filed on October 13,
                                                                      1988.

4.1                    Instruments defining the                       Incorporated by reference
                       rights of security holders                     to Exhibits to
                       including indentures                           Registration Statement on
                                                                      Form S-2 (No. 33-7837)
                                                                      filed October 10, 1986.

4.1.1                  Indenture dated as of October                  Incorporated by reference
                       1, 1996 between the                            to Exhibits to Application
                       Registrant, as Issuer and                      for Qualification of
                       American Stock Transfer &                      Indenture under the Trust
                       Trust Company, as Trustee                      Indenture Act of 1939 on
                                                                      Form T-3 (Commission File
                                                                      No. 22-22243) filed on
                                                                      September 13, 1996.

4.2                    Plan of Merger dated November                  Incorporated by reference
                       18, 1980, between Stardust                     to Exhibits to
                       Inc. and Sanmark Industries                    Registration Statement on
                       Inc. whereby Sanmark                           Form S-14 (Registration
                       Industries Inc. was merged                     No. 2-70365) filed by
                       into Stardust Inc.                             Registrant's predecessor
                                                                      corporation, Stardust Inc.
                                                                      on February 12, 1981.


Exhibit
Number                 Exhibit                                        Method of Filing
-------                -------                                        ----------------

10.1                   Agreement of Sale dated                        Incorporated by reference
                       December 12, 1983, as amended                  to Exhibits to
                       January 31, 1984, among                        Registration Statement
                       Industrial Development                         Form S-2 (No. 33-7837)
                       Authority of Russell County                    filed October 10, 1986.
                       (Virginia), the Registrant
                       and the Bankers Trust
                       Company, with attendant Deed
                       and Bill of Sale, Deed of
                       Trust, Assignment, and
                       Promissory Note in the sum of
                       $3,000,000.

10.2                   Employee Stock Ownership and                   Incorporated by reference
                       Capital Accumulation Plan                      to Exhibits to
                       dated April 17, 1984 as                        Registration Statement
                       amended on July 1, 1984                        Form S-2 (No. 33-7837)
                       between Republic National                      filed October 10, 1986.
                       Bank of New York, as trustee,
                       and the Registrant.

10.3                   Incentive Stock Option Plan                    Incorporated by reference
                       Agreement dated June 28,                       to Exhibits to
                       1983, as amended on January                    Registration Statement
                       13, 1986.                                      Form S-2 (No. 33-7837)
                                                                      filed October 10, 1986.

10.3.1                 1994 Incentive Stock Option                    Incorporated by reference
                       Plan.                                          to Form 10-K for fiscal
                                                                      year ended June 30, 1994
                                                                      and filed on October 12,
                                                                      1994.

10.4                   Form of Non-Qualified Stock                    Incorporated by reference
                       Option granted to several                      to Exhibits to
                       persons who are                                Registration Statement
                       manufacturer's                                 Form S-2 (No. 33-7837)
                       representatives for the                        filed October 10, 1986.
                       Registrant.

10.5                   Financing Agreement dated as                   Incorporated by reference
                       of April 24, 1996 between                      to Form 10-Q for the
                       Rosenthal & Rosenthal, Inc.                    quarter ended March 30,
                       and the Registrant.                            1996 and filed on
                                                                      May 15, 1996.

Exhibit
Number                 Exhibit                                        Method of Filing
-------                -------                                        ----------------

10.5.1                 Side Letter re Covenants                       Incorporated by reference
                       dated as of April 24, 1996                     to Form 10-Q for the
                       with Rosenthal & Rosenthal,                    quarter ended March 30,
                       Inc.                                           1996 and filed on
                                                                      May 15, 1996.

10.5.2                 Security Agreement dated as                    Incorporated by reference
                       of April 24, 1996 between                      to Form 10-Q for the
                       Rosenthal & Rosenthal, Inc.                    quarter ended March 30,
                       and the Registrant.                            1996 and filed on
                                                                      May 15, 1996.

10.5.3                 Security Agreement -                           Incorporated by reference
                       Inventory dated as of April                    to Form 10-Q for the
                       24, 1996 between Rosenthal &                   quarter ended March 30,
                       Rosenthal, Inc. and the                        1996 and filed on
                       Registrant.                                    May 15, 1996.

10.5.4                 Security Agreement and                         Incorporated by reference
                       Mortgage - Trademarks dated                    to Form 10-Q for the
                       as of April 24, 1996 between                   quarter ended March 30,
                       Rosenthal & Rosenthal, inc.                    1996 and filed on
                       and the Registrant.                            May 15, 1996.

10.5.5                 Negative Pledge - Real                         Incorporated by reference
                       property dated as of April                     to Form 10-Q for the
                       24, 1996 between Rosenthal &                   quarter ended March 30,
                       Rosenthal, Inc. and the                        1996 and filed on
                       Registrant.                                    May 15, 1996.

10.5.6                 Assignment of Leases, Rents                    Incorporated by reference
                       and Security Deposits dated                    to Form 10-Q for the
                       as of April 24, 1996 between                   quarter ended March 30,
                       Rosenthal & Rosenthal, Inc.                    1996 and filed on
                       and the Registrant.                            May 15, 1996.

Exhibit
Number                 Exhibit                                        Method of Filing
-------                -------                                        ----------------

10.7                   1988 Non-Qualified Stock                       Incorporated by reference
                       Option Plan.                                   to Form 10-K for fiscal
                                                                      year ended June 30, 1989
                                                                      and filed on September 27,
                                                                      1989.

10.8                   License Agreement dated                        Incorporated by reference
                       July 26, 1990 between PGH                      to Form 8 Amendment to
                       Company, Licensor and                          Form 10-K for fiscal year
                       Sanmark-Stardust Inc.                          ended June 30, 1992 and
                       Licensee.                                      filed on January 19, 1993.


                                                                      Incorporated by reference
10.9                   License Agreement dated                        to Form 8 Amendment to
                       November 14, 1991 between                      Form 10-K for fiscal year
                       BonJour Group, Ltd., Licensor                  ended June 30, 1992 and
                       and Sanmark-Stardust Inc.,                     Filed on January 19, 1993.
                       Licensee.


10.10                  Prototype of Contract of                       Incorporated by reference
                       Purchase periodically entered                  to From 10-K for fiscal
                       into between the Registrant                    year ended June 30, 1993
                       and Sears Roebuck and                          and filed on September 28,
                       Company.                                       1993.

21                     Subsidiaries of the                            Filed herewith.
                       Registrant.


27                     Financial Data Schedule                        Filed herewith.



28.1                   Tender Offer Statement and                     Incorporated by reference
                       Rule 13E-3 Transaction                         to Schedule 14D-1 and Rule
                       Statement with respect to                      13E-3 Transaction
                       Movie Star, Inc. Acquisition.                  Statement (No. 1-4585)
                                                                      filed December 18, 1987.


(a)      4.  Report on Form 8-K

             None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this document to be signed on its behalf by the undersigned, thereunto duly authorized.

October 15, 1996

MOVIE STAR, INC.

                                                   By:/s/ MARK M. DAVID
                                                      ______________________
                                                      MARK M. DAVID, Chairman
                                                      of the Board


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated.

/s/ MARK M. DAVID       Chairman of the Board     October 15, 1996
_________________
MARK M. DAVID


/s/ SAUL POMERANTZ      Senior Vice President;    October 15, 1996
__________________      Secretary & Director;
SAUL POMERANTZ          Principal Financial &
                        Accounting Officer


/s/ GARY W. KRAT        Director                  October 15, 1996
__________________
GARY W. KRAT


/s/ JOEL M. SIMON       Director                  October 15, 1996
__________________
JOEL M. SIMON

                                EXHIBIT INDEX



EXHIBIT NO.                                   DESCRIPTION

   21                             SUBSIDIARIES OF THE REGISTRANT


   27                             FINANCIAL DATA SCHEDULE