Form 10-Q
period 1996-09-30
MOVIE STAR INC /NY/
filed 1996-11-14
CIK 93631

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    Quarterly Report Under Section 13 or 15(d) of the
 X  Securities Exchange Act of 1934
---

For the quarter ended September 30, 1996

    Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

For the transition period from ________________  to ____________

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

                                 (212) 684-3400
              (Registrant's telephone number, including area code)

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

The number of common shares outstanding on October 31, 1996 was 13,959,650.

                                MOVIE STAR, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                                                      Sept. 30,      June 30,
                                                                                         1996          1996*
                                                                                         ----          ----
                                                                                      (Unaudited)
                                                          Assets
Current assets

   Cash                                                                               $   618       $ 2,283
   Receivables, net of allowances                                                       8,045         7,415
   Inventory (note 3)                                                                  16,136        14,247
   Deferred income taxes                                                                3,158         3,158
   Prepaid expenses and other
     current assets                                                                       232           108
                                                                                      -------       -------
         Total current assets                                                          28,189        27,211

Property, plant and equipment (net)                                                     4,473         4,569
Other assets                                                                            1,937         1,979
Deferred income taxes                                                                     851           851
                                                                                      -------       -------
         Total assets                                                                 $35,450       $34,610
                                                                                      =======       =======



                                           Liabilities and Stockholders' Equity

Current liabilities

  Notes payable - bank                                                                $ 1,458       $    --
  Current maturities of long-term debt                                                     46            45
  Accounts payable and accrued expenses                                                 8,321         7,760
                                                                                      -------       -------
         Total current liabilities                                                      9,825         7,805
                                                                                      -------       -------


Long-term debt                                                                         22,266        23,383
                                                                                      -------       -------

Stockholders' equity

  Common stock                                                                            160           160
  Additional paid-in capital                                                            3,731         3,731
  Retained earnings                                                                     3,086         3,149
                                                                                      -------       -------
                                                                                        6,977         7,040

    Less: Treasury stock, at cost                                                       3,618         3,618
                                                                                      -------       -------

         Total stockholders' equity                                                     3,359         3,422
                                                                                      -------       -------

         Total liabilities and stockholders'
          equity                                                                      $35,450       $34,610
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

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)

                                                     Three Months Ended
                                                        September 30,
                                                     --------------------
                                                     1996            1995
                                                     ----            ----
Net sales                                         $ 12,894        $ 24,927

Cost of sales (note 3)                               9,609          20,157
                                                  --------        --------
Gross profit                                         3,285           4,770
                                                  --------        --------
Selling, general and administrative
 expenses                                            3,171           4,694

Gain on purchase of subordinated debentures (note 4)  (560)             --

Interest expense                                       737           1,179
                                                  --------        --------
                                                     3,348           5,873
                                                  --------        --------
Net loss                                          $    (63)       $ (1,103)
                                                  --------        --------
Net loss per share                                $     --        $   (.08)
                                                  --------        --------
Weighted average number of shares
 outstanding                                        13,960          13,960
                                                  --------        --------




See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                     Three Months Ended Sept. 30,
                                                      ----------------------------
                                                          1996          1995
                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $   (63)       $(1,103)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization                           180            294
   Gain on purchase of subordinated debentures            (560)            --
   Other                                                     6             --
  Changes in operating assets and liabilities:
    Receivables                                           (630)        (9,764)
    Inventory                                           (1,889)         4,182
    Prepaid expenses and other current assets             (124)          (108)
    Other assets                                           (14)           (26)
    Accounts payable and accrued expenses                  778            634
                                                       -------        -------

       Net cash used in operating activities            (2,316)        (5,891)
                                                       -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for fixed assets                            (50)           (27)
                                                       -------        -------
       Net cash used in investing activities               (50)           (27)
                                                       -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from short-term obligations               1,458          6,015
  Payment of long-term debt obligations                   (757)           (15)
                                                       -------        -------
       Net cash provided by financing activities           701          6,000
                                                       -------        -------
NET (DECREASE ) INCREASE IN CASH                        (1,665)            82
CASH, beginning of period                                2,283            103
                                                       -------        -------
CASH, end of period                                    $   618        $   185
                                                       =======        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
   Cash paid during period for:
     Interest                                          $   170        $   443
                                                       =======        =======
     Income taxes (net of refunds received)            $   (17)       $  (289)
                                                       =======        =======





See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

      1. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of operations for the three months ended September 30, 1996 and 1995 and cash flows for the three months ended September 30, 1996 and 1995, respectively.

           The condensed consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's year-end consolidated financial statements. The year-end condensed consolidated balance sheet was derived from the Company's audited financial statements. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in the 1996 Annual Report on Form 10-K.

      2. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

      3. Certain items included in these statements are based upon estimates. The cost of sales is determined utilizing estimated gross profit rates. The calculation of the actual cost of sales is predicated upon a physical inventory taken only at the end of each fiscal year.

           An approximate breakdown of the inventory in thousands is as follows:

                                 Sept. 30,     June 30,
                                   1996         1996
                                   ----         ----
          Raw materials         $ 3,069       $ 3,816
          Work-in-process         2,966         1,950
          Finished goods         10,101         8,481
                                -------       -------
                                $16,136       $14,247
                                =======       =======



      4. During September 1996, the Company purchased $1,320,000 in principal amount of its 12.875% subordinated debentures. As a result of the transaction, the Company recorded a gain of $560,000, net of related costs, in the first quarter of fiscal 1997. The Company reduced its mandatory sinking fund requirements due in October 1996 with these debentures.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion contains certain forward-looking statements with respect to anticipated results which are subject to a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are: business conditions and growth in the Company's industry; general economic conditions; the addition or loss of significant customers; product development; competition; foreign government regulations; fluctuations in foreign currency exchange rates; rising costs of raw materials and the unavailability of sources of supply; the timing of orders placed by the Company's customers; and the risk factors listed from time to time in the Company's SEC reports.

Overview

The Company incurred substantial losses for the three years ended June 30, 1996. These losses arose primarily from the Company's inability to maintain sufficient gross profits due to a more competitive market, the weak retail climate for the Company's products, difficulties in sourcing its goods offshore and the Company not sufficiently reducing its overhead.

The Company has also incurred a loss from operations in the three months ended September 30, 1996. However, due to the steps taken in fiscal 1996 described below, the Company anticipates that operating results will improve in fiscal 1997.

In September 1995, the Company decided to eliminate its low margin men's work and leisure shirt division to focus on its core intimate apparel business. This action was designed to alleviate certain pressures associated with that division's operations namely, high inventory and capital requirements and poor return on capital. The liquidation of the assets of this division was substantially completed in fiscal 1996.

The Company implemented a strategic plan to consolidate and realign the operations of its core intimate apparel business from independent divisions into one cohesive unit to reduce costs and create an organizational structure that is designed to be more productive, effective and efficient. Also, in order to further reduce expenses and improve operating efficiencies, the Company vacated two floors of its New York City offices, separately leased to the Company, and combined its operations into another floor leased by the Company in the same building. In August of 1996, the Company terminated and settled its remaining leasehold obligations with respect to the aforementioned vacated floors.

As a result of the corporate consolidation and realignment, the renegotiation of the lease for the space the Company continues to occupy, the settlements on the obligations for the vacated floors and reductions of personnel, the Company will realize annualized overhead savings in excess of $2,500,000 and is in a better position to capitalize upon the strengths of its management team and the organization as a whole.

In October 1996, the Company consummated an agreement with holders of $10,187,000 of the Company's outstanding 12.875% unsecured subordinated debentures. The agreement reduces the Company's cash interest payment requirements and eliminates, until October 1999, the requirement to begin making sinking fund payments. Also, in April 1996, the Company consummated an agreement with Rosenthal & Rosenthal, a financial institution, providing for a secured revolving line of credit of up to $13,500,000 for a period of two years. These agreements are more fully described in the Liquidity and Capital Resources section below. Management believes that these financings will provide the Company with the necessary working capital to operate its business and enable management to focus its efforts on improving operations.

As a result of these actions, the Company is now better positioned to improve its overall financial and operational performance.

Results of Operations

Net sales for the three months ended September 30, 1996 decreased by $12,033,000 (48%) to $12,894,000 compared to the similar period in 1995. The decrease in sales resulted from the elimination of the men's work and leisure shirt division and lower sales in the intimate apparel division of approximately $8,500,000 and $3,800,000, respectively, partially offset by an increase in sales of other divisions. The lower sales in the intimate apparel division resulted primarily from the weak retail climate for the Company's popular priced products and the Company's efforts to eliminate low margin business.

The gross profit percentage increased from 19.1% in 1995 to 25.5% in 1996. The increase was due primarily to the elimination of the low margin men's work and leisure shirt division and higher margins in the Company's intimate apparel product lines in the current three-month period as compared to the same period last year. The higher margins in the Company's intimate apparel product lines resulted primarily from the Company's efforts to reduce low margin business.

The Company has not fully resolved its sourcing problems, which will have a further negative impact on financial results in fiscal 1997. However, in an attempt to correct the Company's sourcing problems, the Company has begun to shift a portion of its production from the Caribbean and Central America to manufacturers located in close proximity to Mexico City, Mexico. This will enable the Company's senior management to more closely monitor the production of these products. The Company has also hired an employee located in Mexico to monitor the production of its products. The Company also believes that the availability of piece goods in Mexico and the North America Free Trade Agreement will allow the Company to take advantage of lower duty rates.

Selling, general and administrative expenses decreased by $1,523,000 to $3,171,000 for the three months ended September 30, 1996 as compared to 1995. This decrease was due to the Company's consolidation and realignment and lower sales volume. Specifically, this decrease resulted from reductions in salary expense and related payroll taxes of approximately $748,000, sales related expenses of approximately $221,000, which includes reductions of shipping costs of approximately $191,000 and commissions of approximately $31,000, and rent expense of approximately $232,000 along with other general overhead expenses.

Interest expense for the three months ended September 30, 1996 decreased by $442,000 to $737,000 compared to the similar period in 1995 due to lower borrowing needs coupled with the effect of a lower rate on part of the Company's long-term debt.

During September 1996, the Company purchased $1,320,000 in principal amount of its 12.875% subordinated debentures to meet a sinking fund payment due in October 1996. As a result of the transaction, the Company recorded a gain of $560,000, net of related costs, in the first quarter of fiscal 1997.

The Company had a loss from operations of $63,000 for the three months ended September 30, 1996, compared to a loss from operations of $1,103,000 for the same period in 1995. This improvement was due principally to higher margins, lower selling, general and administrative expenses, lower interest costs and a gain on the Company's purchase of its subordinated debentures, offset partially by lower sales volume.

No income tax benefit was provided by the Company for the three months ended September 30, 1996 and 1995.

Liquidity and Capital Resources

As a result of the aforementioned initiatives, the Company's current ratio improved to 3.5:1 as of June 30, 1996 and 2.9:1 as of September 30, 1996, as compared to 1.9:1 and 1.7:1 as of June 30, 1995 and September 30, 1995, respectively.

For the three months ended September 30, 1996, the Company's working capital decreased by $1,042,000 to $18,364,000, principally from the purchase of the Company's 12.875% subordinated debentures and operating losses.

During the three months ended September 30, 1996, cash decreased by $1,665,000. The Company used $2,316,000 in its operations. In addition, it used cash for the purchase of fixed assets of $50,000 and the payment of long-term obligations of $757,000. These activities were funded in part by an increase in short-term borrowings of $1,458,000.

Inventory at September 30, 1996 decreased by $15,767,000 to $16,136,000 from $31,903,000 at September 30, 1995 due primarily to the elimination of the men's work and leisure shirt division and reductions in the intimate apparel division of $7,978,000 (51%) and $7,316,000 (46%), respectively.

In October 1996, the Company consummated an agreement with holders of $10,187,000 of the Company's outstanding 12.875% unsecured subordinated debentures ("Restructured Bonds"). The holders of the Restructured Bonds exchanged such bonds for the issuance of an equivalent principal amount of a new series of notes bearing interest at a rate of 8% per annum, payable semi-annually (April 1 and October 1) which are senior to the 12.875% debentures ("New Senior Notes"). Additionally, the holders of the Restructured Bonds deferred the receipt of interest due April 1, 1996 (approximately $656,000). The Company paid the interest due on the remaining 12.875% debentures. The holders of the Restructured Bonds have also accepted New Senior Notes in exchange for the April 1, 1996 deferred interest related to the Restructured Bonds and for the October 1996 interest payment under the New Senior Notes. The aggregate principal amount of the New Senior Notes approximate $11,276,000. The New Senior Notes do not provide for any amortization of principal and mature in September 2001. As a result of the exchange, the Company will apply the entire principal amount of the Restructured Bonds acquired by the Company of $10,187,000 to its mandatory annual sinking fund payments through October 1999. The Company's obligation to make mandatory sinking fund payments on the 12.875% debentures will resume in October 1999 and continue until they mature in October 2001. The aggregate principal indebtedness of the New Senior Notes and the 12.875% subordinated debentures at September 30,1996 is $22,220,000.

The New Senior Notes carry the right to convert up to approximately $716,000 of the notes into 1,908,000 shares of the Company's common stock at a price of $0.375 per share. In addition, the holders of the New Senior Notes have the right to designate a representative to attend all meetings of the Company's Board of Directors and Compensation Committee.

During September 1996, the Company purchased $1,320,000 in principal amount of its 12.875% subordinated debentures. As a result of the transaction, the Company recorded a gain of $560,000, net of related costs, in the first quarter of fiscal 1997. The Company partially satisfied its mandatory sinking fund requirements with these debentures.

In September 1996, the Company delivered $3,750,000 of its 12.875% debentures, that it had previously acquired, to the Indenture Trustee, in lieu of making the mandatory sinking fund payment due October 1, 1996 in cash.

The Company does not anticipate any future significant purchases of its stock or debentures and anticipates that capital expenditures for fiscal 1997 will be less than $400,000. However, depending on price and the availability of funds, the Company may seek to take advantage of opportunities to purchase its debentures.

The Company has a secured revolving line of credit of up to $13,500,000, through April 1998, to cover the Company's projected needs for operating capital and letters of credit to fund the purchase of imported goods. Direct borrowings under this line bear interest at the annual rate of 2.5% above the prime rate of Chase Manhattan Bank. Availability under the line of credit is subject to certain agreed upon formulas. Under the terms of this financing, the Company has agreed to pledge substantially all of its assets, except the Company's domestic inventory and real property.

Management believes its available borrowing under its secured revolving line of credit, along with anticipated internally generated funds, will be sufficient to cover its working capital requirements.

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

 SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE SECURITIES LITIGATION
                               REFORM ACT OF 1995

Except for historical information contained herein, this Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve certain risks and uncertainties. The Company's actual results or outcomes may differ materially from those anticipated. Important factors that the Company believes might cause differences are discussed in the cautionary statement under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q. In assessing forward-looking statements contained herein, readers are urged to carefully read those statements.

PART II       Other Information

Item 1   -    Legal proceedings - Not Applicable

Item 2   -    Changes in Securities - Not Applicable

Item 3   -    Defaults Upon Senior Securities - Not Applicable

Item 4   -    Submission of Matters to a Vote of Security Holders - None

Item 5   -    Other Information - None

Item 6   -    (a) Exhibits -

              Exhibit
              Number            Exhibit                 Method of Filing
              -------           -------                 ----------------
              10.5.7            Amendment dated         Filed herewith.
                                October 28, 1996
                                to Financing Agreement
                                dated as of
                                April 24, 1996
                                between Rosenthal
                                & Rosenthal, Inc. and
                                the Registrant.

              (b) Form 8-K Report - None




                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           MOVIE STAR, INC.

                                           By:   /s/ MARK M. DAVID
                                                 --------------------
                                                 MARK M. DAVID
                                                 Chairman of the Board;
                                                 Chief Executive Officer

                                           By:   /s/ SAUL POMERANTZ
                                                 ------------------
                                                  SAUL POMERANTZ
                                                  Senior Vice President;
                                                  Chief Financial Officer

November 14, 1996

                                EXHIBIT INDEX
                                -------------


                  Exhibit 27        Financial Data Schedule