Form 10-Q
period 1996-12-31
MOVIE STAR INC /NY/
filed 1997-02-14
CIK 93631

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


    Quarterly Report Under Section 13 or 15(d) of the
 X  Securities Exchange Act of 1934
---

For the quarter ended December 31, 1996

    Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934
---

For the transition period from               to
                               -------------    --------------
Commission File Number                   1-5893
                        --------------------------------------

                                MOVIE STAR, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                       13-5651322
--------------------------------------------------------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)

                    136 Madison Avenue, New York, N.Y. 10016
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


                                 (212) 684-3400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                MOVIE STAR, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)


                                                    Dec. 31,        June 30,
                                                     1996            1996*
                                                   ---------       -------
                                                  (Unaudited)

                      Assets

Current assets
   Cash                                             $ 3,820        $ 2,283
   Receivables, net of allowances                     7,405          7,415
   Inventory (note 3)                                11,583         14,247
   Deferred income taxes                              3,158          3,158
  Prepaid expenses and other
   current assets                                       197            108
                                                    -------        -------

         Total current assets                        26,163         27,211

Property, plant and equipment (net)                   4,328          4,569
Other assets                                          1,855          1,979
Deferred income taxes                                   851            851
                                                    -------        -------

         Total assets                               $33,197        $34,610
                                                    =======        =======



        Liabilities and Stockholders' Equity

Current liabilities
  Notes payable                                     $     -        $     -
  Current maturities of long-term debt                   47             45
  Accounts payable and accrued expenses               6,266          7,760
                                                    -------        -------
         Total current liabilities                    6,313          7,805
                                                    -------        -------

Long-term debt                                       22,245         23,383
                                                    -------        -------

Commitments and contingencies

Stockholders' equity
  Common stock                                          160            160
  Additional paid-in capital                          3,731          3,731
  Retained earnings                                   4,366          3,149
                                                    -------        -------
                                                      8,257          7,040

    Less: Treasury stock, at cost                     3,618          3,618
                                                    -------        -------

         Total stockholders' equity                   4,639          3,422
                                                    -------        -------

         Total liabilities and stockholders'
          equity                                    $33,197        $34,610
                                                    =======        =======



* Derived from audited financial statements.

See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)



                                                    Three Months Ended     Six Months Ended
                                                       December 31,           December 31,
                                                   -----------------     -----------------
                                                     1996       1995       1996       1995
                                                   -------   --------    -------    ------

Net sales                                          $22,133     $32,721   $35,027   $57,648

Cost of sales (note 3)                              16,388      26,506    25,997    46,663
                                                   -------     -------   -------    ------

Gross profit                                         5,745       6,215     9,030    10,985
                                                   -------     -------   -------    ------

Selling, general and administrative
 expenses                                            3,693       5,066     6,864     9,760

Gain on purchase of subordinated debentures
(Note 4)                                                 -          -       (560)        -

Estimated loss on abandonment of
 leased premises (note 5)                                -      1,170          -     1,170

Interest expense                                       772      1,196      1,509     2,375
                                                   -------     ------     ------    ------

                                                     4,465      7,432      7,813    13,305
                                                   -------     ------     ------    ------

Income (loss) before provision for income taxes      1,280     (1,217)     1,217    (2,320)

Provision for income taxes                               -          -          -         -
                                                   -------    -------     ------    ------

Net income (loss)                                  $ 1,280    $(1,217)   $ 1,217   $(2,320)
                                                   =======    =======    =======   =======

Net income (loss) per share                        $   .09    $  (.09)   $   .09   $  (.17)
                                                   =======    =======    =======   =======

Weighted average number of shares
 outstanding                                        13,960     13,960     13,960    13,960
                                                   =======    =======    =======   =======



See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                             Six Months Ended December 31,
                                                               ------------------------

                                                                 1996             1995
                                                               -------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $ 1,217         $ (2,320)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
     Depreciation and amortization                                 369              417
      Gain on purchase of subordinated debentures                 (560)               -
      Loss on sale/abandonment of fixed assets                      43              301
     Changes in operating assets and liabilities:
       Receivables                                                  10           (5,900)
       Inventory                                                 2,664           20,620
       Prepaid expenses and other current assets                   (89)            (353)
       Other assets                                                 35              (34)
       Accounts payable and accrued expenses                    (1,494)          (1,597)
                                                               -------         --------

          Net cash provided by operating activities              2,195           11,202
                                                               -------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for fixed assets                                    (82)            (109)
  Proceeds from sale of property plant and equipment                 -              664
                                                               -------         --------

           Net cash (used in) provided by
            investing activities                                   (82)             555
                                                               -------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of notes payable                                           -          (10,991)
  Payment of long-term debt obligations                           (576)             (20)
                                                               -------         --------

          Net cash used in financing activities                   (576)         (11,011)
                                                               -------         --------

NET INCREASE IN CASH                                             1,537              746
CASH, beginning of period                                        2,283              103
                                                               -------         --------

CASH, end of period                                            $ 3,820         $    714
                                                               -------         --------



SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
   Cash paid during period for:
     Interest                                                  $ 1,064         $  2,381
                                                               =======         ========

     Income taxes (net of refunds received)                    $   (13)        $   (310)
                                                               =======         ========




See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



      1. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1996 and the results of operations for the three and six months ended December 31, 1996 and 1995 and cash flows for the six months ended December 31, 1996 and 1995, respectively.

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

      2. The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

      3. Certain items included in these statements are based upon estimates. The cost of sales is determined utilizing estimated gross profit rates. The calculation of the actual cost of sales is predicated upon a physical inventory taken only at the end of each fiscal year.

       An approximate breakdown of the inventory in thousands is as follows:


                                                                        Dec. 30,       June 30,
                                                                          1996           1996
                                                                        -------        -------
           Raw materials                                                $ 3,221        $ 3,816
           Work-in-process                                                1,568          1,950
           Finished goods                                                 6,794          8,481
                                                                        -------        -------
                                                                        $11,583        $14,247
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

      5. The Company abandoned certain leased premises and combined its divisions in an existing leased premise to reduce overhead and improve operating efficiencies. The Company provided a reserve in the second quarter of fiscal 1996 for estimated costs in connection with the abandonment of those leased premises of $900,000 and wrote-off the remaining net book value of related leasehold improvements of $270,000. In August 1996, the Company terminated and settled its remaining leasehold obligations with respect to the aforementioned abandoned floors for $800,000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following discussion contains certain forward-looking statements with respect to anticipated results which are subject to a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are: business conditions and growth in the Company's industry; general economic conditions; the addition or loss of significant customers; the loss of key personnel; product development; competition; foreign government regulations; fluctuations in foreign currency exchange rates; rising costs of raw materials and the unavailability of sources of supply; the timing of orders placed by the Company's customers; and the risk factors listed from time to time in the Company's SEC reports.

Overview

The Company incurred substantial losses for the three years ended June 30, 1996. These losses arose primarily from the Company's inability to maintain sufficient gross profits due to a more competitive market, the weak retail climate for the Company's products, difficulties in sourcing its goods offshore and insufficient reductions in its overhead.

The Company had income from operations for the six months ended December 31, 1996.

In September 1995, the Company decided to eliminate its low margin men's work and leisure shirt division to focus on its core intimate apparel business. This action was designed to alleviate certain pressures associated with that division's operations namely, high inventory and capital requirements and poor return on capital. The liquidation of the assets of that division was substantially completed in fiscal 1996.

In fiscal 1996, the Company implemented a strategic plan to consolidate and realign the operations of its core intimate apparel business from independent divisions into a single operating unit thereby reducing costs and creating an organizational structure that is designed to be more productive, effective and efficient. Also, in order to further reduce expenses and improve operating efficiencies, the Company vacated two floors of its New York City offices, separately leased to the Company, and combined its operations into another floor leased by the Company in the same building. In August of 1996, the Company terminated and settled its remaining leasehold obligations with respect to the aforementioned vacated floors.

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

In October 1996, the Company consummated an agreement with holders of $10,187,000 of the Company's outstanding 12.875% unsecured subordinated debentures. The agreement reduced the Company's cash interest payment requirements and eliminates, until October 1999, the requirement to make sinking fund payments in cash. Also, in April 1996, the Company entered into an agreement with Rosenthal & Rosenthal, a financial institution, providing for a secured revolving line of credit of up to $13,500,000 for a period of two years. These agreements are more fully described in the Liquidity and

Capital Resources section below. Management believes these agreements will provide the Company with the necessary working capital to operate its business and enable management to focus its efforts on improving operations.

As a result of these actions, the Company is now better positioned to continue to improve its overall financial and operational performance.


Results of Operations

Net sales for the three months ended December 31, 1996 decreased by $10,588,000 (32%) to $22,133,000 compared to the similar period in 1995. The decrease in sales resulted primarily from the elimination of the men's work and leisure shirt division and lower sales in the intimate apparel division of approximately $7,747,000 and $2,636,000, respectively. The lower sales in the intimate apparel division resulted primarily from the weak retail climate for the Company's popular-priced products and the Company's efforts to eliminate low margin business.

Net sales for the six months ended December 31, 1996 decreased by $22,621,000 (39%) to $35,027,000 compared to the similar period in 1995. The decrease in sales resulted from the elimination of the men's work and leisure shirt division and lower sales in the intimate apparel division of approximately $16,213,000 and $6,442,000, respectively. The lower sales in the intimate apparel division resulted primarily from the weak retail climate for the Company's popular-priced products and the Company's efforts to eliminate low margin business.

The gross profit percentage increased to 26% for the three months ended December 31, 1996 from 19% in the similar period in 1995. The gross profit percentage increased to 25.8% for the six months ended December 31, 1996 from 19.1% in the similar period in 1995. The increase was due primarily to the elimination of the low margin men's work and leisure shirt division and higher margins in the Company's intimate apparel product lines as compared to the same periods last year. The higher margins in the Company's intimate apparel product lines resulted primarily from the Company's efforts to address all components of its finished goods costs, including the countries in which goods are manufactured, the sources of its piece goods and the overall management of its costs.

The Company has not fully resolved its sourcing problems. However, in an attempt to correct these problems, the Company has shifted a portion of its production from the Caribbean and Central America to manufacturers located in close proximity to Mexico City, Mexico. This allows the Company to take advantage of lower duty rates that result from the North America Free Trade Agreement and the availability of piece goods in Mexico. Also this enables the Company's senior management to more closely monitor the production of these products. The Company has also hired an employee located in Mexico to monitor the production of its products.

Selling, general and administrative expenses decreased by $1,373,000 to $3,693,000 for the three months ended December 31, 1996 as compared to 1995. This decrease was primarily due to the Company's consolidation and realignment and lower sales volume. Specifically, the decrease resulted from reductions in salary expense and related payroll taxes of approximately $422,000, sales related expenses of approximately $217,000, which includes reductions of shipping costs of approximately $215,000, and rent expense of approximately $210,000 along with other general overhead expenses.

Selling, general and administrative expenses decreased by $2,896,000 to $6,864,000 for the six months ended December 31, 1996 as compared to 1995. This decrease was primarily due to the Company's consolidation and realignment and lower sales volume. Specifically, the decrease resulted from reductions in salary expense and related payroll taxes of approximately $1,170,000, sales related expenses of approximately $439,000 which included reductions of shipping costs of approximately $406,000, and rent expense of approximately $442,000 along with other general overhead expenses.

In September 1996, the Company purchased $1,320,000 in principal amount of its 12.875% subordinated debentures to meet a sinking fund payment due in October 1996. As a result of the transaction, the Company recorded a gain of $560,000, net of related costs, in the first quarter of fiscal 1997.

In fiscal 1996, the Company abandoned two floors of its New York City offices in connection with the Company's consolidation and realignment of its operations. The Company provided a reserve of $900,000 for estimated costs in connection with the abandonment of the two floors, and wrote-off the net remaining book value of related leasehold improvements of $270,000. In August of 1996, the Company terminated and settled its remaining leasehold obligations with respect to the aforementioned abandoned floors for $800,000.

Interest expense for the three and six months ended December 31, 1996 decreased by $424,000 and $866,000 respectively from the comparable periods in 1995 due to lower borrowing needs coupled with the effect of the negotiated lower rate of interest on a portion of the Company's long-term debt.

The Company's results reflect income from operations of $1,280,000 and $1,217,000 for the three and six months ended December 31, 1996 as compared to losses from operations of $1,217,000 and $2,320,000 for the same periods in 1995. This improvement was due to higher margins, lower selling, general and administrative expenses, lower interest costs, a gain on the Company's purchase of its subordinated debentures and one time charges taken in the prior year, offset partially by lower sales volume.

No income tax provision or benefit was provided by the Company for the three and six months ended December 31, 1996 and 1995.


Liquidity and Capital Resources

As a result of the aforementioned initiatives, the Company's current ratio improved to 3.5:1 as of June 30, 1996 and 4.1:1 as of December 31, 1996 as compared to 1.9:1 and 2.4:1 as of June 30, 1995 and December 31, 1995, respectively.

For the six months ended December 31, 1996, the Company's working capital increased by $444,000 to $19,850,000, principally from profitable operations, partially offset by a purchase of some of the Company's 12.875% subordinated debentures.

During the six months ended December 31, 1996, cash increased by $1,537,000. The Company provided $2,195,000 from its operations. The Company used cash for the purchase of fixed assets of $82,000 and the payment of long-term obligations of $576,000.

Inventory at December 31, 1996 decreased by $3,882,000 to $11,583,000 from $15,465,000 at December 31, 1995 due primarily to reductions in the intimate apparel division.

In October 1996, the Company consummated an agreement with holders of $10,187,000 of the Company's outstanding 12.875% unsecured subordinated debentures ("Restructured Bonds"). The holders of the Restructured Bonds exchanged such bonds for the issuance of an equivalent principal amount of a new series of notes bearing interest at a rate of 8% per annum, payable semi-annually (April 1 and October 1) which are senior to the 12.875% debentures ("New Senior Notes"). Additionally, the holders of the Restructured Bonds deferred the receipt of interest due April 1, 1996 (approximately $656,000) and October 1, 1996 (approximately $433,000). The Company paid the interest due on the remaining 12.875% debentures. The holders of the Restructured Bonds have accepted New Senior Notes in exchange for the April 1, 1996 and the October 1, 1996 deferred interest related to the Restructured Bonds. The aggregate principal amount of the New Senior Notes approximate $11,276,000. The New Senior Notes do not provide for any amortization of principal and mature in September 2001. As a result of the exchange, the Company will apply the entire principal amount of the Restructured Bonds acquired by the Company of $10,187,000 to its mandatory annual sinking fund payments through October 1999. The Company's obligation to make mandatory sinking fund payments on the 12.875% debentures will resume in October 1999 and continue until they mature in October 2001. The aggregate principal indebtedness of the New Senior Notes and the 12.875% subordinated debentures at December 31,1996 is $22,220,000.

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

The Company does not anticipate any future significant purchases of its stock and anticipates that capital expenditures for fiscal 1997 will be less than $400,000. However, depending on price and the availability of funds, the Company may seek to take advantage of opportunities to purchase its debentures.

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

Continued Stock Exchange Listing

The Company has been advised by the American Stock Exchange that, in view of the Company's recent financial performance and the low price of its stock, the Company has fallen below certain of its continued listing guidelines. Due to these factors, the Exchange has informed the Company that it will continue to review the Company's eligibility for continued listing on the Exchange.

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

PART II       Other Information

Item 1   -    Legal proceedings - Not Applicable

Item 2   -    Changes in Securities - Not Applicable

Item 3   -    Defaults Upon Senior Securities - Not Applicable

Item 4   -    Submission of Matters to a Vote of Security Holders - None

Item 5   -    Other Information - None

Item 6   -    (a) Exhibits

Exhibit
Number                     Exhibit                            Method of Filing
------                     -------                            ----------------

10.5.8             Amendment dated                            Filed herewith.
                   November 20, 1996
                   to Financing Agreement
                   dated as of April 24, 1996
                   between Rosenthal
                   & Rosenthal, Inc. and
                   the Registrant.

              (b)  Form 8-K Report - None


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                     MOVIE STAR, INC.


                                                 By: /s/ MARK M. DAVID
                                                     ---------------------------
                                                         MARK M. DAVID
                                                         Chairman of the Board;
                                                         Chief Executive Officer


                                               By: : /s/ SAUL POMERANTZ
                                                     ---------------------------
                                                         SAUL POMERANTZ
                                                         Senior Vice President;
                                                         Chief Financial Officer


February 14, 1997

                                EXHIBIT INDEX
                                -------------

Exhibit
Number                     Exhibit
------                     -------

10.5.8 Amendment dated November 20, 1996 to Financing Agreement dated as of April 24, 1996 between Rosenthal & Rosenthal, Inc. and the Registrant.

27                 Financial Data Schedule