Form 10-Q
period 1997-03-31
MOVIE STAR INC /NY/
filed 1997-05-15
CIK 93631

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    Quarterly Report Under Section 13 or 15(d) of the
X   Securities Exchange Act of 1934
__

For the quarter ended March 31, 1997


    Transition Report Pursuant to Section 13 or 15(d) of the
__  Securities Exchange Act of 1934

For the transition period from   ______________ to ________________

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

                   Yes   X          No___

The number of common shares outstanding on April 30, 1997 was 13,959,650.

                                MOVIE STAR, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                                March 31,         June 30,
                                                                   1997            1996*
                                                                 -------         -------
                                                               (Unaudited)
                                     Assets
Current assets
  Cash                                                            $ 2,833         $ 2,283
  Receivables, net of allowances                                    7,681           7,415
  Inventory (note 3)                                               13,153          14,247
  Deferred income taxes                                             3,158           3,158
  Prepaid expenses and other
   current assets                                                     144             108
                                                                  -------         -------

         Total current assets                                      26,969          27,211

Property, plant and equipment (net)                                 4,262           4,569
Other assets                                                        1,775           1,979
Deferred income taxes                                                 851             851
                                                                  -------         -------

         Total assets                                             $33,857         $34,610
                                                                  =======         =======

                      Liabilities and Stockholders' Equity

Current liabilities
  Notes payable                                                   $    --         $    --
  Current maturities of long-term debt                                 48              45
  Accounts payable and accrued expenses                             7,266           7,760
                                                                  -------         -------
         Total current liabilities                                  7,314           7,805
                                                                  -------         -------

Long-term debt                                                     22,232          23,383
                                                                  -------         -------
Commitments and Contingencies

Stockholders' equity

  Common stock                                                        160             160
  Additional paid-in capital                                        3,731           3,731
  Retained earnings                                                 4,038           3,149
                                                                  -------         -------
                                                                    7,929           7,040

 Less: Treasury stock, at cost                                      3,618           3,618
                                                                  -------         -------

         Total stockholders' equity                                 4,311           3,422
                                                                  -------         -------

Total liabilities and stockholders' equity                        $33,857         $34,610
                                                                  =======         =======


* Derived from audited financial statements.

See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)

                                                       Three Months Ended                Nine Months Ended
                                                           March 31,                          March 31,
                                                     1997             1996             1997             1996
                                                   --------         --------         --------         --------
Net sales                                          $ 13,089         $ 12,408         $ 48,116         $ 70,056

Cost of sales (note 3)                                9,554            9,633           35,551           56,296
                                                   --------         --------         --------         --------

Gross profit                                          3,535            2,775           12,565           13,760
                                                   --------         --------         --------         --------

Selling, general and administrative
 expenses                                             3,212            3,919           10,075           13,679

Gain on purchase of subordinated debentures
 (Note 4)                                                --               --             (560)              --

Estimated loss on abandonment of
 leased premises (note 5)                                --               --               --            1,170
                                                   --------         --------         --------         --------
                                                      3,212            3,919            9,515           14,849
                                                   --------         --------         --------         --------
Income (loss) from operations                           323           (1,144)           3,050           (1,089)

Interest expense                                        652              794            2,161            3,169
                                                   --------         --------         --------         --------


Net (loss) income                                  $   (329)        $ (1,938)        $    889         $ (4,258)
                                                   ========         ========         ========         ========

Net (loss) income per share                        $   (.02)        $   (.14)        $    .06         $   (.31)
                                                   ========         ========         ========         ========

Weighted average number of shares
 outstanding                                         13,960           13,960           13,960           13,960
                                                   ========         ========         ========         ========


See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                           Nine Months Ended March 31,
                                                              1997             1996
                                                             -------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $   889         $ (4,258)
   Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation and amortization                               546              610
     Gain on purchase of subordinated debentures                (560)              --
     Loss on sale/abandonment of fixed assets                                     301
     Changes in operating assets and liabilities:
       Receivables                                              (266)            (942)
       Inventory                                               1,094           20,971
       Prepaid expenses and other current assets                 (36)            (582)
       Other assets                                               78                4
       Accounts payable and accrued expenses                    (494)          (1,034)
                                                             -------         --------

          Net cash provided by operating activities            1,251           15,070
                                                             -------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for fixed assets                                 (113)            (263)

  Proceeds from sale of property, plant and equipment             --              664
                                                             -------         --------
          Net cash (used in) provided by
            investing activities                                (113)             401
                                                             -------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payment of short-term obligations                           --          (14,485)
  Net payment of long-term debt obligations                     (588)             (11)
                                                             -------         --------

          Net cash used in financing activities                 (588)         (14,496)
                                                             -------         --------

NET INCREASE IN CASH                                             550              975
CASH, beginning of period                                      2,283              103
                                                             -------         --------
CASH, end of period                                          $ 2,833         $  1,078
                                                             =======         ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
   Cash paid during period for:
     Interest                                                $ 1,072         $  2,487
                                                             =======         ========

     Income taxes (net of refunds received)                  $    42         $   (299)
                                                             =======         ========

See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations for the interim periods presented and cash flows for the nine months ended March 31, 1997 and 1996, respectively.

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

2. The results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

3. Certain items included in these statements are based upon estimates. The cost of sales is determined utilizing estimated gross profit rates. The calculation of the actual cost of sales is predicated upon a physical inventory taken at the end of each fiscal year.

      An approximate breakdown of the inventory in thousands is as follows:

                                              Mar. 31,         June 30,
                                               1997              1996
                                              -------           -------
         Raw materials                        $ 3,343           $ 3,816
         Work-in-process                        1,662             1,950
         Finished goods                         8,148             8,481
                                              -------           -------
                                              $13,153           $14,247
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

OVERVIEW

The Company incurred substantial losses for the three years ended June 30, 1996. These losses arose primarily from the Company's inability to maintain sufficient gross profits due to a more competitive market, the weak retail demand for the Company's products, difficulties in sourcing its goods offshore and insufficient reductions in its overhead.

During fiscal 1996, the Company substantially liquidated all of the assets of its low margin men's work and leisure shirt division. The Company eliminated this division to focus on its core intimate apparel business. This action was designed to alleviate certain pressures associated with that division's operations namely, high inventory and capital requirements and poor return on capital.

In fiscal 1996, the Company implemented a strategic plan to consolidate and realign the operations of its core intimate apparel business from independent divisions into a single operating unit thereby reducing costs and creating an organizational structure that is designed to be more productive, effective and efficient. As a result of the corporate consolidation and realignment, the Company is in a better position to capitalize upon the strengths of its management team and the organization as a whole.

In October 1996, the Company consummated an agreement that restructured a significant portion of the Company's outstanding 12.875% unsecured subordinated debentures. Also, in April 1996, the Company entered into an agreement with Rosenthal & Rosenthal, a financial institution, providing for a secured revolving line of credit of up to $13,500,000. These agreements are more fully described in the Liquidity and Capital Resources section below.

As a result of these actions, the Company is now better positioned to continue to improve its overall financial and operational performance and had income from operations for the nine months ended March 31, 1997.

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 1997 increased by $681,000 (5%) to $13,089,000 compared to the similar period in 1996. The increase in sales resulted primarily from higher sales in the intimate apparel division of $2,243,000, partially offset by the elimination of the men's work and leisure shirt division.

Net sales for the nine months ended March 31, 1997 decreased by $21,940,000 (31%) to $48,116,000 compared to the similar period in 1996. The decrease in sales resulted primarily from the elimination of the men's work and leisure shirt division and lower sales in the intimate apparel division of approximately $17,527,000 and $4,219,000, respectively. The lower sales in the intimate apparel division resulted primarily from the weak retail demand for the Company's popular-priced products and the Company's efforts to eliminate low margin business.

The gross profit percentage increased to 27.0% for the three months ended March 31, 1997 from 22.4% in the similar period in 1996. This increase was due primarily to the elimination of the low margin men's work and leisure shirt division.

The gross profit percentage increased to 26.1% for the nine months ended March 31, 1997 from 19.6% in the similar period in 1996. The increase was due primarily to the elimination of the low margin men's work and leisure shirt division and higher margins in the Company's intimate apparel product lines as compared to the same period last year. The higher margins in the Company's intimate apparel product lines resulted primarily from the Company's efforts to address all components of its finished goods costs, including the countries in which goods are manufactured, the sources of its piece goods and the overall management of its costs.

The Company has not yet fully resolved its sourcing problems. However, in an attempt to correct these problems, the Company had previously shifted a portion of its production from the Caribbean and Central America to manufacturers located in close proximity to Mexico City, Mexico. This allows the Company to take advantage of lower duty rates that result from the North America Free Trade Agreement and the availability of piece goods in Mexico. The use of Mexican based manufacturers also enables the Company's senior management to more closely monitor the production of these products. The Company has one employee located in Mexico to monitor the production of its products.

Selling, general and administrative expenses decreased by $707,000 to $3,212,000 for the three months ended March 31, 1997 as compared to 1996. This decrease was primarily due to reductions in salary expense and salary related costs of approximately $460,000, and the combined effect of the recovery of bad debts and bad debt expense of approximately $300,000, partially offset by increases in other general overhead expenses.

Selling, general and administrative expenses decreased by $3,604,000 to $10,075,000 for the nine months ended March 31, 1997 as compared to 1996. This decrease was primarily due to the Company's consolidation and realignment of its operations and lower sales volume. Specifically, the decrease resulted from reductions in salary expense and salary related costs of approximately $1,630,000, sales related expenses of approximately $258,000, rent expense of approximately $470,000, and the combined effect of the recovery of bad debts and bad debt expense of approximately $351,000 along with decreases in other general overhead expenses.

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

The Company's results reflect income from operations of $323,000 and $3,050,000 for the three and nine months ended March 31, 1997, respectively, as compared to a loss from operations of $1,144,000 and $1,089,000 for the same periods in 1996. This improvement was due to higher margins, lower selling, general and administrative expenses, a gain on the Company's purchase of its subordinated debentures and one-time charges taken in the prior year.

Interest expense for the three and nine months ended March 31, 1997 decreased by $142,000 and $1,008,000, respectively, from the comparable periods in 1996 due to lower borrowings coupled with the effect of the negotiated lower rate of interest on a portion of the Company's long-term debt.

The Company's results reflect a net loss of $329,000 and net income of $889,000 for the three and nine months ended March 31, 1997, respectively, as compared to net losses of $1,938,000 and $4,258,000 for the same periods in 1996.

No income tax provision or benefit was provided by the Company for the three and nine months ended March 31, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio improved to 3.5:1 as of June 30, 1996 and 3.7:1 as of March 31, 1997 as compared to 1.9:1 and 2.6:1 as of June 30, 1995 and March 31, 1996, respectively.

For the nine months ended March 31, 1997, the Company's working capital increased by $249,000 to $19,655,000, principally from profitable operations, partially offset by a purchase of some of the Company's 12.875% subordinated debentures.

During the nine months ended March 31, 1997, cash increased by $550,000. The Company provided $1,251,000 from its operations. The Company used cash for the purchase of fixed assets of $113,000 and the payment of long-term obligations of $588,000.

Inventory at March 31, 1997 decreased by $1,961,000 to $13,153,000 from $15,114,000 at March 31, 1996 due primarily to reductions in the intimate apparel division.

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

In October 1996, the Company consummated an agreement with holders of $10,187,000 of the Company's outstanding 12.875% unsecured subordinated debentures ("Restructured Bonds"). The holders of the Restructured Bonds exchanged such bonds for the issuance of an equivalent principal amount of a new series of notes bearing interest at a rate of 8% per annum, payable semi-annually (April 1 and October 1) which are senior to the 12.875% debentures ("New Senior Notes"). Additionally, the holders of the Restructured Bonds deferred the receipt of interest due April 1, 1996 (approximately $656,000) and October 1, 1996 (approximately $433,000). The Company paid the interest due on the remaining 12.875% debentures. The holders of the Restructured Bonds have accepted New Senior Notes in exchange for the April 1, 1996 and the October 1, 1996 deferred interest related to the Restructured Bonds. The aggregate principal amount of the New Senior Notes approximates $11,276,000. The New Senior Notes do not provide for any amortization of principal and mature in September 2001. As a result of the exchange, the Company will apply the entire principal amount of the Restructured Bonds acquired by the Company of $10,187,000 to its mandatory annual sinking fund payments through October 1999. The Company's obligation to make mandatory sinking fund payments on the 12.875% debentures will resume in October 1999 and continue until they mature in October 2001. The aggregate principal indebtedness of the New Senior Notes and the 12.875% subordinated debentures at March 31, 1997 is $22,209,000.

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

The Company has a secured revolving line of credit of up to $13,500,000, through June 1998, to cover the Company's projected needs for operating capital and letters of credit to fund the purchase of imported goods. Direct borrowings under this line bear interest at the annual rate of 2.5% above the prime rate of Chase Manhattan Bank. Availability under the line of credit is subject to certain agreed upon formulas. Under the terms of this financing, the Company has agreed to pledge substantially all of its assets, except the Company's domestic inventory and real property.

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

PART II      Other Information

Item 1   -   Legal proceedings - Not Applicable

Item 2   -   Changes in Securities - Not Applicable

Item 3   -   Defaults Upon Senior Securities - Not Applicable

Item 4   -   Submission of Matters to a Vote of Security Holders - None

Item 5   -   Other Information - None

Item 6   -   (a) Exhibits

Exhibit
Number           Exhibit                     Method of Filing
------           -------                     ----------------
10.5.9       Amendment dated                 Filed herewith.
             April 14, 1997
             to Financing Agreement
             dated as of April 24, 1996
             between Rosenthal
             & Rosenthal, Inc. and
             the Registrant.

         (b) Form 8-K Report - None


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     MOVIE STAR, INC.


                                     By: /s/ MARK M. DAVID
                                         -------------------------------
                                           MARK M. DAVID
                                           Chairman of the Board;
                                           Chief Executive Officer


                                     By: : /s/ SAUL POMERANTZ
                                         -------------------------------
                                             SAUL POMERANTZ
                                             Senior Vice President;
                                             Chief Financial Officer


May 15, 1997