Form 10-K
period 1997-06-30
MOVIE STAR INC /NY/
filed 1997-09-29
CIK 93631

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                    -----------------------------------------

                                    FORM 10-K
(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

   For the fiscal year ended June 30, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934 [Fee Required]

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


Title of each class                   Name of each exchange on which registered

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

                  Yes          X                     No

The aggregate market value of voting stock held by nonaffiliates of the Registrant totalled $4,780,754 on August 30, 1997, based upon the closing price of $0.50 at the close of trading on August 30, 1997.

As of August 30, 1997, there were 13,959,650 common shares outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

SEE Item 14 with respect to exhibits to this Form 10-K which are incorporated herein by reference to documents previously filed or to be filed by the Registrant with the Commission.

                                                 MOVIE STAR, INC.
                                           1997 FORM 10-K ANNUAL REPORT
                                                 TABLE OF CONTENTS

         PART I                                                                                            Page No.
         Item 1            Business.........................................................................I-1

         Item 2            Properties.......................................................................I-6

         Item 3            Legal Proceedings................................................................I-8

         Item 4            Submission of Matters to a
                           Vote of Security Holders........................................................ I-8

         PART II

         Item 5            Market for Company's Common Stock and
                           Related Stockholder Matters.....................................................II-1

         Item 6            Selected Financial Data.........................................................II-2

         Item 7            Management's Discussion and Analysis
                           of Financial Condition and
 .                          Results of Operations...........................................................II-3

         Item 8            Financial Statements and
                           Supplementary Data...............................................................F-1

         Item 9            Disagreements on Accounting and
                           Financial Disclosure............................................................II-8

         PART III

         Item 10           Executive Officers and Directors
                           of the Company.................................................................III-1

         Item 11           Executive Compensation.........................................................III-2

         Item 12           Security Ownership of Certain Beneficial
                           Owners and Management..........................................................III-6

         Item 13           Certain Relationships and
                           Related Transactions...........................................................III-7

         PART IV

         Item 14           Exhibits, Financial Statement
                           Schedule and Reports on Form 8-K................................................IV-1

                                     PART I

ITEM 1.     BUSINESS

(a) The Company, a New York corporation organized in 1935, designs, manufactures, markets and sells an extensive line of ladies' sleepwear, robes, leisurewear, loungewear, panties and daywear; men's, women's and children's screen printed tee shirts; and also operates retail outlet stores under the name Movie Star Factory Stores ("Factory Stores"). At December 31, 1995, the Company had substantially completed the previously reported divestiture of its Schwabe men's work and leisure shirt division.

The Company's products consist of ladies' pajamas, nightgowns, baby dolls, nightshirts, dusters, shifts, sundresses, rompers, short sets, beachwear, peignoir ensembles, robes, leisurewear, panties, and daywear consisting of bodysuits, soft bras, slips, half-slips, teddies and camisoles. These products are manufactured in various fabrics, designs, colors and styles depending upon seasonal requirements, changes in fashion and customer demand. The Company also sells screen printed men's, women's and children's tee shirts under the trademark Sunworks(R). The designs for these tee shirt products are printed with photo-sensitive inks that appear in black and white until exposed to direct sunlight, which causes the designs to then appear in colors; the designs return to black and white when the tee shirts are no longer exposed to sunlight.

In the past, the Company has benefited from its long-standing relationships with its customers based on providing them with competitively priced products and efficient service. As a result of consolidations in the retail industry, the high cost of domestic manufacturing and difficulties the Company has encountered in engaging reliable offshore contractors and obtaining sufficient quantities of acceptable quality finished products from overseas, the Company has experienced a loss of sales to certain of its customers. The Company maintains an in-house design staff which affords it the flexibility to work with merchandise buyers on fashion design and price points and its domestic manufacturing facilities allow shorter "lead times" in producing certain of its products.

(b) Intentionally omitted.

(c) (i) The Company's products are sold to discount, specialty, national and regional chain, mass merchandise and department stores and direct mail catalog marketers throughout the United States. The prices to consumers for the Company's products range from approximately $3.00 for certain of its panty products to approximately $90.00 for certain other products, such as peignoir sets. The Company's products are sold by in-house sales personnel and outside manufacturer's representatives. Approximately 47% of the Company's sales are made to national chains and mass merchandisers; the balance of the Company's sales are unevenly distributed among discount, specialty, department and regional chain stores, direct mail catalog marketers and to consumers through the Company's Factory Stores. The Company's gross profit on its sales for each of the fiscal years ended June 30, 1997, 1996 and 1995 was approximately 27%, 20% and 22%, respectively.

The Factory Stores sell apparel products manufactured by the Company and other manufacturers at discounted retail prices. Historically, approximately 30% of the sales by these stores have been derived from products supplied by the Company. In fiscal 1996, approximately 44% of the products sold by these stores were supplied by the Company. This increase resulted from the sale by these stores of a substantial amount of the finished goods inventory of the discontinued Schwabe division. In fiscal 1997 less than 20% of the products sold by these stores were supplied by the Company. This decrease resulted primarily from the phase out of the popular-priced trade business, the divestiture of the Schwabe division and the expansion of the factory stores product line. The Factory Stores accounted for approximately 11.5% of total sales of the Company in fiscal 1996 and 16.7% of total sales in fiscal 1997. This increase in percentage of total sales was due to the reduction in overall sales of the Company in fiscal 1997 caused primarily by the divestiture of the Schwabe Division. These stores operate at a gross profit above 30%. The Factory Stores division advertises directly to consumers through print, radio and television in the localities in which it operates.
                                       I-1

The Company limits the promotion of its products to cooperative advertising in conjunction with its retail customers directed to the ultimate retail consumer of its products. In addition to its in-house sales force, the Company has, since 1976, retained Harold Shatz and Jeffrey Hymowitz and their organization, as a manufacturer's representative. Working closely with the Company, Messrs. Shatz and Hymowitz sell to selected accounts under the overall supervision of the Company's Chairman, Mark M. David, and Mel Knigin, the Company's President and its most senior executive in charge of sales and merchandising. Their organization is paid commissions based on the net sales of all intimate apparel products it sells. Messrs. Shatz and Hymowitz are not employees of the Company and their current contract with the Company expires in December 1998. In fiscal year 1996 approximately 12% and in fiscal year 1997 approximately 30% of the Company's net sales were attributed to sales by this organization. This increase was a result of an overall decrease in the Company's sales caused primarily by the divestiture of the Schwabe Division and the Company's recent consolidation and restructuring which has allowed senior management to refocus their sales and design efforts on the Company's intimate apparel business. Management believes that the increase in sales to Mr. Shatz's and Mr. Hymowitz's accounts were directly attributable to its refocused sales and design efforts. The Company believes that the loss of its relationship with Messrs. Shatz and Hymowitz and their organization would not materially adversely affect the Company because retailers' purchasing decisions are primarily based upon the Company's products. In 1988, Mr. Shatz and Mr. Hymowitz were granted non-qualified options to purchase an aggregate of 133,333 shares of the Company's Common Stock at a price of $2.36 per share.

Messrs. Shatz and Hymowitz and their organization have also devoted a portion of their time to the development, marketing and sale of the Company's screen printed tee shirts under the Sunworks(R) trademark and in the development of other products utilizing the same sun-activated print technology in which the Company is a participant. The Company has entered into a separate agreement with the Shatz/Hymowitz organization providing for formula based compensation to be paid to it based on the net profits (as defined in the agreement) derived by the Company from the sale of Sunworks(R) imprinted tee shirts and other products.

(ii)  Not applicable.

(iii) The Company utilizes a large variety of fabrics made from natural and man-made fibers including, among others, polyester, cotton, broadcloth, stretch terry, flannel, brush, nylon, spun polyester, velour, satins, tricot, jersey, fleece, jacquards, lace, stretch lace, charmeuse, chambray, and various knit fabrics.

These materials are available from a variety of both domestic and foreign sources. The sources are highly competitive in a world market. The Company expects these competitive conditions to continue in the foreseeable future. Generally, the Company has long-standing relationships with its domestic and foreign suppliers and purchases its raw materials in anticipation of orders or as a result of need based on orders received. Purchase of raw materials in high volume provides the Company with the opportunity to buy at relatively low prices. In turn, the Company is able to take advantage of these lower prices in the pricing of its finished goods.

The Company increased the amount of finished goods assembled for it by contractors in the Caribbean, Central America and Mexico from approximately 9% in fiscal 1996 to approximately 25% in fiscal 1997. This increase was due to the Company's strategic decision to assemble more of its finished goods in Mexico in order to take advantage of lower labor costs and lower duty rates resulting from the North American Free Trade Agreement. In fiscal 1997, approximately 33% of the Company's raw materials were imported as compared to approximately 9% in fiscal 1996. This increase resulted from the increase in offshore production, the availability of raw materials in Mexico and purchasing decisions designed to take advantage of lower costs associated with certain imported raw materials. Approximately 20% of the Company's finished goods were purchased from foreign sources in fiscal 1997 as compared to 19% in fiscal 1996.

As of June 30, 1996, the Company eliminated the separate structure of its International Division and has absorbed the functions of purchasing finished products and raw materials from offshore sources, into its single unified operating organization. Currently, the Company has two employees based in Bangladesh to supervise the production of finished products purchased by the Company from manufacturers in that country. The Company may hire additional supervisory personnel to be based in other countries as new sources of supply are identified or it may retain the services of independent agents in those countries.

Centralization of the functions of the former International Division has given the Company greater control over its offshore sourcing through closer oversight of these functions by senior management and greater accountability from foreign based personnel employed by and reporting directly to the Company. Management personnel travel to the Far East, the Caribbean, Mexico and Central America throughout the year to monitor the performance of the Company's offshore manufacturers and contractors. The General Agreement on Tariffs and Trade has not had any impact on the operations of the Company.

The Company believes it maintains adequate inventories to cover the needs of its customers.

(iv) The Company has several registered trademarks, of which "Movie Star", "Movie Star Loungewear", "Cinema Etoile", "Cine Jour", "Cine Star", "Night Magic" and "Sunworks" are material to the marketing by the Company of its products. There is no litigation with respect to patents, licenses and trademarks.

 (v) The Company manufactures a wide variety of intimate apparel in many different styles and sizes and for use in all seasons and climates in the United States. Because of its product mix, it is subject to certain seasonal variations in sales and in the utilization of its manufacturing facilities. More than 50% of the Company's sales are made in the first six months of its fiscal year.

(vi) All sales are outright sales. Terms are generally net 10 days E.O.M. or net 30 days from the date the goods are shipped which, depending on date of shipment, can be due from as short a period as twenty-one days or as long as fifty days. It has become industry practice to extend payment terms up to an additional thirty days for certain customers. Although sales are made without the right of return, in certain instances the Company may accept returns or agree to allowances. The Company maintains sufficient inventories of raw materials and finished goods to meet its production requirements and the delivery demands of its customers. As a result, the Company relies on its short-term line of credit to supplement internally generated funds to fulfill its working capital needs.

(vii) Sears Roebuck and Company accounted for 12% of fiscal year 1997 sales and 25% of sales for fiscal year 1996. Approximately 15% of the Company's sales for fiscal 1996 were comprised of men's work and leisure shirts which were manufactured by the Schwabe Division and sold to Sears Roebuck and Company. The Schwabe Division had no sales for fiscal 1997. Walmart accounted for 17% of sales for fiscal 1997 and 5% of sales for fiscal 1996. J.C. Penney accounted for 11% of sales for fiscal 1997 and 8% of sales for fiscal 1996.

Purchasing decisions by the Company's customers with respect to each group of the Company's products and, in some instances, products within a group, generally are made by different buyers and purchasing departments. The Company believes that the loss of orders from any one buyer or purchasing department would not necessarily result in the loss of sales to other buyers or purchasing departments of those customers.

(viii) The backlog of orders as of June 30, 1997 was approximately $21,300,000 and as of June 30, 1996 was approximately $21,200,000. Orders are booked upon receipt. The Company believes that the current backlog is firm and will be filled by the end of the current fiscal year.

(ix) There is no material portion of the business which may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

(x) The intimate apparel business is fragmented and highly competitive. The industry is characterized by a large number of small companies manufacturing and selling unbranded merchandise, and by several large companies which have developed widespread consumer recognition of the brand names associated with merchandise manufactured and sold by these companies. In addition, certain of the larger retailers to whom the Company has historically sold its products have, in recent years, sought to expand the development and marketing of their own brands and to obtain intimate apparel products directly from similar sources as the Company.

While the Company believes that owning manufacturing facilities can be advantageous, owning plants has required the investment of substantial capital and subjected the Company to the costs of maintaining excess capacity. Competitive conditions in the industry have required the Company to place greater reliance on obtaining raw materials and finished products from sources outside the United States.

The Company has consolidated production in its domestic plants by closing underutilized and inefficient facilities. Between August 1990 and June 1996, the Company has closed sixteen manufacturing plants in an effort to lower costs by reducing excess manufacturing capacity and in response to the need to produce and purchase products at a lower cost from sources outside the United States.

The intimate apparel industry is further characterized by competition on the basis of price, quality, efficient service and prompt delivery. Because of this competitive pressure, it has become increasingly difficult for the Company to rely principally on domestic manufacturing. Further shifts in competitive conditions may require the Company to increase its reliance on offshore manufacturers and contractors in the future. Accordingly, changes in import quotas, currency valuations and political conditions in the countries from which the Company imports products could adversely affect the Company's business. Such shifts could result in the underutilization of the Company's remaining domestic plants and decrease profitability.

The Company believes that the consolidation in the retail industry has contributed to increased competition among manufacturers of products of the type sold by the Company. As part of its response to this competitive pressure, the Company has sought to maximize its domestic manufacturing efficiency through strategic consolidation of underutilized facilities. The Company has continued to take advantage of opportunities in the Caribbean Basin and Central America to contract for the cutting and assembly of its products which enables the Company to benefit from lower offshore labor costs coupled with transportation times that are faster than deliveries from the Far East. In fiscal 1996, the Company resumed contracting in Mexico and in fiscal 1997 increased its production there. In the past, the Company has been unable to maximize the benefits of these opportunities due to a reduction in the volume of orders it received for goods that were suitable for assembly offshore; shorter than anticipated lead times between placement of orders and customers' required delivery dates; and, its inability to establish or maintain relationships with reliable contractors. The Company believes it has addressed and corrected the problems associated with the unreliability of certain contractors it used in the past.

(xi) No material research activities relating to the development of new products or services or the improvement of existing products or services were undertaken during the last fiscal year, except for the normal continuing development of new styles and marketing methods.

(xii) There are no costs relating to complying with environmental regulations in the fiscal year just completed or over future periods of which the Company is aware.

(xiii) Of the approximately 732 employees of the Company, approximately 22 are executive, design and sales personnel, 89 are administrative personnel, and the balance are in manufacturing and warehousing and retail sales for the Movie Star Factory Stores division. In addition, the Company employs approximately 60 part-time sales and stockroom assistants in its Movie Star Factory Stores division.

The Company has never experienced an interruption of its operations because of a work stoppage. Even though the Company is subject to certain seasonal variations in sales, significant seasonal layoffs are rare.

Most employees have an interest in the Company's Common Stock through the Company's ESOP. The Company deems its relationship with its employees to be good. The Company is not a party to any collective bargaining agreement with any union.

Restriction on Dividends

Pursuant to a public offering of $25,000,000 of Debentures in 1986, and the exchange in October 1996 of certain of those Debentures for New Senior Notes, the Company may not declare or pay any dividend or make any distribution on any class of its capital stock except dividends or distributions payable in capital stock of the Company or to the holders of any class of its capital stock, or purchase, redeem or otherwise acquire or retire for value any capital stock of the Company if (i) at the time of such action an event of default, or an event which with notice or lapse of time or both would constitute an event of default, shall have occurred and be continuing, or (ii) if, upon after giving effect to such dividend, distribution, purchase, redemption, other acquisition or retirement, the aggregate amount expended for all such purposes subsequent to June 30, 1986, shall exceed the sum of (a) 75% of the aggregate consolidated net income of the Company earned subsequent to June 30, 1986, (b) the aggregate net proceeds, including the fair market value of property other than cash received by the Company from the issue or sale after September 30, 1986 of capital stock of the Company, including capital stock issued upon the conversion of, or in exchange for, indebtedness for borrowed money and (c) $4,000,000; provided, however, that the provisions of this limitation shall not prevent the retirement of any shares of the Company's capital stock by exchange for, or out of proceeds of the substantially concurrent sale of, other shares of its capital stock, and neither such retirement nor the proceeds of any such sale or exchange shall be included in any computation made under this limitation. At June 30, 1997, the Company is prohibited from paying any cash dividends.

ITEM 2.                            PROPERTIES

    The following table sets forth all of the facilities owned or leased by the Company as of June 30, 1997.


                                         Owned or        Bldg. Area                  Expiration   Productive    Extent of
Location                  Use            Leased           (sq. ft.)   Annual Rent    of Lease     Capacity(6)   Utilization(6)
--------                -------          ------           ---------   -----------    --------     -----------   --------------
                        Executive        Portions Sub-      23,000     $422,118          4/01         N/A           N/A
136 Madison Ave.,       offices;         leased;                         (1)
New York, NY            divisional sales Portions
(includes one floor     office and       Leased
at 148 Madison          showroom         Directly from
Ave., NY, NY)                            Landlord

1333 Broadway           Division sales                         750     $ 5,023           2/98         N/A           N/A
New York, NY            office and
                        showroom

Petersburg, PA          Warehousing      Owned (2)         140,000       _____          _____         N/A           N/A
                        for finished
                        goods; dis-
                        tribution center

Hazlehurst, GA          Leased to a      Owned (3)         180,000       _____          _____         N/A           N/A
                        Third Party;

Lebanon, VA             Manufacturing;   Owned             170,000       _____          _____         210           82%
                        warehousing for
                        piece goods and
                        finished goods;
                        distribution
                        center

Honaker, VA             Manufacturing    Owned              40,000       _____          _____         150           82%

Claxton, GA             Vacant           Owned              72,000       _____          _____         N/A           N/A
                                         (8)(9)

South Mississippi       1 Mfg./Dist./    Leased (4)        239,000       _____          _____         200           70%
                        Warehouse; 1
                        Distribution
                        Center

North Mississippi       3 Mfg.           Owned/Leased      145,000                                    N/A           N/A
                                         (4)(7)


Retail Stores           28 retail stores Leased            102,631        (5)            (5)          N/A           N/A
                        located
                        throughout
                        Mississippi and
                        Georgia
----------

(1)  Includes escalation for 1997.

(2)  This property is encumbered by purchase money mortgages.

(3) Approximately 140,000 square feet was transferred to a third party in fiscal year 1994 pursuant to a lease-purchase agreement. An additional 40,000 square feet was leased to another third party in July 1997 for a period of three months.






(4) Leased from municipalities pursuant to local Development Authority bond issues.

(5) Store leases generally are for one to three-year periods with options to renew. Rents generally range from $2-$8 per square foot.

(6) "Productive Capacity" is based on the total number of employees that can be employed at a facility providing direct labor for the manufacture of the Company's products based on existing machinery and equipment and plant design. Extent of utilization is the percentage obtained by dividing the average number of employees actually employed at a facility during the fiscal year providing direct labor for the manufacture of the Company's products by Productive Capacity.

(7)  Three manufacturing facilities are currently vacant.

(8) This Building was leased to a third party in August 1997 for a period of six months.

(9) On September 23, 1997 the Company entered into a written agreement to sell the Building.


         The following table sets forth the amount of space allocated to different functions in shared facilities set forth in the preceding table.


                                                                                                         AMOUNT
                                                                                                        OF SPACE
LOCATION                                  FUNCTION                                                      (Sq. ft.)
136 and 148 Madison Avenue                Corporate Offices;                                                7,000
1333 Broadway                             Divisional Sales Offices and Showrooms;                           8,750
New York, New York                        Production Staff and Design                                       8,000


Petersburg, Pennsylvania                  Warehousing and Distribution;                                   137,000
                                          Offices                                                           3,000

Lebanon, Virginia                         Manufacturing;                                                   49,000
                                          Warehousing and Distribution;                                   111,000
                                          Offices                                                          10,000

Honaker, Virginia                         Manufacturing;                                                   31,000
                                          Warehousing;                                                      5,000
                                          Offices                                                           4,000

Mississippi                               Manufacturing;                                                   61,000
                                          Warehousing and Distribution;                                   163,000
                                          Offices                                                          15,000



ITEM 3.   LEGAL PROCEEDINGS

There are no legal proceedings pending which are material.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.                 MARKET FOR COMPANY'S COMMON STOCK
                         AND RELATED STOCKHOLDER MATTERS

The Common Stock is traded on the American Stock Exchange. The following table sets forth for the indicated periods the reported high and low prices per share.



                                                        High        Low
Year Ended June 30, 1997
First Quarter                                             1         9/16
Second Quarter                                           7/8        7/16
Third Quarter                                           15/16       9/16
Fourth Quarter                                          11/16       7/16

Year Ended June 30, 1996
First Quarter                                            7/8        1/2
Second Quarter                                           5/8        3/16
Third Quarter                                            9/16       1/4
Fourth Quarter                                            1         7/16

As of August 30, 1997, there were approximately 1,035 holders of record of the Common Stock. For restrictions on dividends, see Item 1 at page I-7.



                         MARKET FOR COMPANY'S DEBENTURE


                                                     High        Low
Year Ended June 30, 1997
First Quarter..................................      650.00      501.25
Second Quarter.................................      640.00      570.00
Third Quarter..................................      771.25      570.00
Fourth Quarter.................................      760.00      671.25

Year Ended June 30, 1996
First Quarter..................................      750.00      650.00
Second Quarter.................................      740.00      430.00
Third Quarter..................................      550.00      285.00
Fourth Quarter.................................      500.00      270.00

ITEM 6.  SELECTED FINANCIAL DATA
(In Thousands, Except Per Share Amounts)


Statement of Operations Data:                                                            Fiscal Year Ended June 30,
                                                                       1997          1996           1995          1994       1993
NET SALES                                                            $ 61,470      $84,115       $101,946       $103,105   $120,251
                                                                     --------      -------       --------       --------   --------
COST OF SALES                                                          44,947       66,993         81,261         86,158     92,106
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                            13,718       17,527         20,541         20,874     22,596
LOSS ON ABANDONMENT OF LEASED PREMISES                                      -        1,070              -              -          -
SPECIAL CHARGE                                                              -            -            750              -          -
                                                                     --------      -------       --------       --------   --------
                                                                       58,665       85,590        102,552        107,032    114,702
                                                                     --------      -------       --------       --------   --------
INCOME (LOSS) FROM OPERATIONS                                           2,805       (1,475)          (606)        (3,927)     5,549
GAIN ON PURCHASE OF SUBORDINATED DEBENTURES                              (560)           -              -              -          -
INTEREST EXPENSE - Net                                                  2,781        3,893          4,669          4,014      3,955
GAIN ON SALE  OF PROPERTY,
   PLANT AND EQUIPMENT                                                      -            -              -           (984)      (908)
                                                                     --------      -------       --------       --------   --------
INCOME (LOSS) BEFORE PROVISION FOR
   INCOME TAXES AND CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                                   584       (5,368)        (5,275)        (6,957)     2,502
PROVISION FOR INCOME TAXES                                                 65          (90)          (246)        (2,772)       217
CUMULATIVE EFFECT OF ACCOUNTING
   CHANGE FOR INCOME TAXES                                                  -            -              -            861          -
                                                                     --------      -------       --------       --------   --------
NET INCOME (LOSS)                                                    $    519     $ (5,278)     $  (5,029)     $  (3,324)  $  2,285
                                                                     ========      =======       ========       ========   ========
INCOME (LOSS) PER SHARE (1)                                              $.04        $(.38)         $(.36)         $(.24)      $.16
                                                                         ====        =====          =====          =====       ====
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING (1)                                              13,960       13,960         14,960         14,031     14,185
                                                                     ========      =======       ========       ========   ========

Balance Sheet Data:                                                                              At June 30,
                                                                       1997          1996           1995          1994       1993

WORKING CAPITAL                                                       $18,636      $19,546        $22,648        $25,178    $30,984
                                                                     ========      =======       ========       ========   ========
TOTAL ASSETS                                                          $33,957      $34,610        $57,204        $69,806    $72,731
                                                                     ========      =======       ========       ========   ========
SHORT-TERM DEBT - Including current
   maturities of long-term debt                                       $    73      $    45        $15,832        $19,627    $16,783
                                                                     ========      =======       ========       ========   ========
LONG-TERM DEBT                                                        $22,336      $23,533        $22,496        $22,529    $22,733
                                                                     ========      =======       ========       ========   ========
STOCKHOLDERS' EQUITY                                                  $ 3,941      $ 3,422        $ 8,700        $13,729    $17,412
                                                                     ========      =======       ========       ========   ========


(1) Income (loss) per share is based on net income (loss) for the year divided by the weighted average number of shares of common stock outstanding. Common share equivalents (stock options) were not dilutive in each of the years presented.

(2) For each of the five years ended June 30, 1997, no cash dividends were declared.

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



    The following discussion contains certain forward-looking statements with respect to anticipated results which are subject to a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are: business conditions and growth in the Registrant's industry; general economic conditions; the addition or loss of significant customers; the loss of key personnel; product development; competition; foreign government regulations; fluctuations in foreign currency exchange rates; rising costs of raw materials and the unavailability of sources of supply; the timing of orders placed by the Registrant's customers; and such other risk factors listed from time to time in the Company's SEC reports .

    Results of Operations

    1997 vs. 1996

    Net sales for the year ended June 30, 1997 decreased to $61,470,000 from $84,115,000 in the comparable period in 1996, a decrease of 26.9%. The decrease in sales resulted primarily from the elimination of the men's work and leisure shirt division and lower sales in the intimate apparel division of approximately $17,498,000 and $4,746,000, respectively. The lower sales in the intimate apparel division resulted primarily from the weak retail demand for certain of the Company's products and the Company's efforts to eliminate low margin business. The Company does not intend to directly replace the reduction in sales resulting from the elimination of the men's work and leisure shirt division. Net sales for the Company's retail division, Movie Star Factory Stores, increased $458,000 to $10,229,000 for the year ended June 30, 1997 as compared to the comparable period in 1996.

    The gross profit percentage increased to 26.9% for the year ended June 30, 1997 from 20.4% in the similar period in 1996. The increase was due primarily to the elimination of the low margin men's work and leisure shirt division, which had an 11.2% gross margin in 1996. The gross margin in the Company's intimate apparel product lines increased to 24.9% in 1997 from 20.6% in the similar period in 1996. The higher margins resulted primarily from the Company's refocused efforts to increase margins and to address all components of its finished goods costs, including the countries in which goods are manufactured, the sources of its piece goods and the overall management of its costs. The Movie Star Factory Stores gross margin increased to 35.7% for 1997 as compared to 34.4% in the similar period in 1996. The higher margins in the Movie Star Factory Stores resulted from changes in buying practices, an expanded product line and lower markdowns.

    During fiscal 1997, the Company shifted a portion of its production from the Caribbean, Central America and the Far East to manufacturers located in close proximity to Mexico City, Mexico. This shift allows the Company to take advantage of lower duty rates that result from the North American Free Trade Agreement and the availability of piece goods in Mexico. The proximity of the Mexican based contractors also enables the Company's senior management to more easily monitor the production of these products. The Company has one full-time employee located in Mexico and is relocating another full-time employee to Mexico to monitor the production of its products. The Company intends to increase its production in Mexico and to hire additional personnel, located in Mexico, to monitor its production.

    At the end of fiscal 1996 and into the second quarter of fiscal 1997, the Company continued to encounter problems with its imported finished goods. In certain instances, after taking delivery of the goods, the Company was required to correct manufacturing defects before shipping the merchandise to one of the Company's customers. Although no loss of sales was attributable to the poor quality merchandise, the Company incurred costs of approximately $400,000 associated with correcting the quality problems, which had a negative impact on the financial results for fiscal 1997. In fiscal 1997, the Company replaced the senior personnel responsible for its import department and hired two employees located in the Far East to supervise the production of its products. In addition, the Company is now purchasing its products from different manufacturers than it has in the past.

    Selling, general and administrative expenses decreased by $3,809,000 to $13,718,000 for the year ended June 30, 1997 as compared to 1996. This decrease was primarily due to the Company's consolidation and realignment of its operations and lower sales volume. Specifically, the decrease resulted from reductions in salary expense and salary related costs of approximately $1,518,000, sales related expenses of approximately $226,000 and rent expense of approximately $1,322,000, along with decreases in other general overhead expenses. The Company also had a more favorable than expected recovery of bad debts of approximately $447,000. This allowance recovery resulted primarily from one customer that resolved its bankruptcy much faster and much more favorably than the Company had anticipated.

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

    The Company had income from operations for fiscal year 1997 of $2,805,000 as compared to a loss from operations of $1,475,000 for fiscal year 1996. This improvement in income from operations was due to higher margins, lower selling, general and administrative expenses and one time charges taken in the prior fiscal year. The Movie Star Factory Stores had a positive impact on the Company's results from operations for both fiscal year 1997 and 1996.

    In September 1996, the Company purchased $1,320,000 in principal amount of its 12.875% subordinated debentures to meet a sinking fund payment due in October 1996. As a result of the transaction, the Company recorded a gain of $560,000, net of related costs, in the first quarter of fiscal 1997.

    Interest expense for the year ended June 30, 1997 decreased by $1,112,000 from the comparable period in 1996 due to lower borrowings coupled with the effect of the negotiated lower rate of interest on a portion of the Company's long-term debt.

    An income tax provision of $65,000 was provided for by the Company for the year ended June 30, 1997 as compared to an income tax benefit of $90,000 for the year ended June 30, 1996.

    The Company had net income of $519,000 for the year ended June 30, 1997 as compared to a net loss of $5,278,000 for the same period in 1996. This improvement was due to higher margins, lower selling, general and administrative expenses, lower interest costs, a gain on the Company's purchase of its subordinated debentures and one time charges taken in the prior year.


    1996 vs. 1995

    Net sales decreased by $17,831,000 (17.5 %) to $84,115,000 for the year ended June 30, 1996 compared to the prior year. The decrease in sales resulted primarily from lower sales in the popular-priced intimate apparel product line. The lower sales resulted from the elimination of trade business from that product line, the weak retail climate for the Company's products and the inability of the Company to source effectively. The Company anticipated lower sales in fiscal 1997 due to the discontinuance of its low margin men's work and leisure shirt division in fiscal 1996.

    In September 1995, the Company announced its decision to eliminate its low margin men's work and leisure shirt division to focus on its core intimate apparel business. This action was designed to alleviate certain pressures associated with that division's operations namely, high inventory and capital requirements and poor return on capital. The liquidation of the assets of this division was substantially completed as of December 31, 1995. The Company recorded an additional charge of $2,250,000, against cost of sales, to write-down to its net realizable value the inventory of the men's work and leisure shirt division.

    The gross profit percentage was 20.4% in fiscal 1996 as compared to 20.3% in the prior year. The above-mentioned additional charge of $2,250,00 decreased the Company's fiscal 1995 gross profit percentage by 2.2%, from 22.5%, before the additional charge to 20.3% after the additional charge. The lower margins in fiscal 1996 were primarily due to the Company's popular-priced intimate apparel product line. The lower margins resulted from a more competitive market, the weak retail climate for the Company's products, the inability of the Company to source effectively and the Company's effort to sell off discontinued inventory and reduce inventory levels. The Company anticipated higher margins in fiscal 1997 due to the discontinuance of its low margin's men's work and leisure shirt division in fiscal 1996 and the other continuing efforts to eliminate low margin business.

    In order to compete more effectively, the Company reduced excess plant capacity and, accordingly, closed 7 plants in fiscal 1996. The Company now operates 3 domestic manufacturing facilities.

    The Company continued to encounter significant problems with the finished goods it imports. These problems resulted in the receipt of lesser quality goods, unscheduled and costly air shipments and the inability, in certain instances, to make timely delivery of quality finished product to our customers. As a result, certain customers either canceled orders, returned goods or took deductions. The Company has not fully resolved its sourcing problems, which were expected to have a further negative effect on financial results in fiscal 1997. However, due to the steps taken in fiscal 1996 described above, the Company anticipated that operating results would improve in fiscal 1997.

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

    In fiscal 1995, the Company recorded a special charge of $750,000 to write-down to its estimated realizable value the men's work and leisure shirt division's property, plant and equipment.

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

    Liquidity and Capital Resources

    For the year ended June 30, 1997, the Company's working capital decreased by $770,000 to $18,636,000, principally from the payment of long-term debt and the purchase of fixed assets, offset partially by operating profits.

    During the fiscal year ended June 30, 1997, cash increased by $752,000. The Company used cash for the purchase of fixed assets of $133,000 and the repayment of long-term debt of $815,000. These activities were principally funded by cash generated by operating activities.

    Inventory at June 30, 1997 increased by $2,391,000 to $16,638,000 from $14,247,000 at June 30, 1996 due primarily to an increase in the inventory of the lingerie division from the prior year's levels.

    In October 1996, the Company consummated an agreement with holders of $10,187,000 of the Company's outstanding 12.875% unsecured subordinated debentures ("Restructured Bonds"). The holders of the Restructured Bonds exchanged such bonds for the issuance of an equivalent principal amount of a new series of notes bearing interest at a rate of 8% per annum, payable semi-annually (April 1 and October 1) which are senior to the 12.875% debentures ("New Senior Notes"). Additionally, the holders of the Restructured Bonds deferred the receipt of interest due April 1, 1996 (approximately $656,000) and October 1, 1996 (approximately $434,000). The Company paid the interest due on the remaining 12.875% debentures. The holders of the Restructured Bonds have also accepted New Senior Notes in exchange for the April 1, 1996 and October 1, 1996 deferred interest related to the Restructured Bonds. The aggregate principal amount of the New Senior Notes approximate $11,276,500. The New Senior Notes do not provide for any amortization of principal and mature on September 1, 2001. As a result of the exchange, the Company will apply the entire principal amount of the Restructured Bonds acquired by the Company of $10,187,000 to its mandatory annual sinking fund payments through October 1999. The Company's obligation to make mandatory sinking fund payments on the 12.875% debentures will resume in October 1999. The aggregate principal indebtedness of the New Senior Notes and the 12.875% subordinated debentures after the exchange is approximately $22,209,000.

    The New Senior Notes carry the right to convert up to approximately $716,000 of the notes into 1,908,000 shares of the Company's common stock at a price of $0.375 per share. In addition, the holders of the New Senior Notes have the right to designate a representative to attend all meetings of the Company's Board of Directors and Compensation Committee.

    During September 1996, the Company purchased $1,320,000 in principal amount of its 12.875% subordinated debentures. As a result of the transaction, the Company recorded a pre-tax gain of approximately $560,000, net of related costs, in the first quarter of fiscal 1997. The Company reduced its mandatory sinking fund requirements with these debentures.

    In September 1996, the Company delivered $3,750,000 of its 12.875% debentures, that it had previously acquired, to the Indenture Trustee, in lieu of making the mandatory sinking fund payment due October 1, 1996 in cash.

    The Company does not anticipate making any additional purchases of its stock and anticipates that capital expenditures for fiscal 1998 will be less than $500,000. Depending on price and availability the Company may seek to purchase a portion of its outstanding 12.875% debentures to further reduce its sinking fund obligation and reduce interest expense.

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

    Continued Stock Exchange Listing

    The Company has been notified in writing by the American Stock Exchange that the Exchange has determined to defer further consideration of the Company's eligibility for continued listing on the Exchange, subject to periodic reviews of the Company's filings with the Commission.

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

ITEM 8                 INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Movie Star, Inc.:

We have audited the accompanying consolidated balance sheets of Movie Star, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Movie Star, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Deloitte & Touche LLP
September 4, 1997
New York, New York

MOVIE STAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND 1996
(In Thousands, Except Number of Shares)

ASSETS                                                                                              1997         1996
CURRENT ASSETS:
   Cash    (Note 6)                                                                              $  3,035     $  2,283
   Receivables (Note 3)                                                                             4,147        7,415
   Inventory (Note 2)                                                                              16,638       14,247
   Deferred income tax benefits (Note 9)                                                            2,291        3,158
   Prepaid expenses and other current assets                                                          205          108
                                                                                                ---------    ---------

           Total current assets                                                                    26,316       27,211

PROPERTY, PLANT AND EQUIPMENT - Net (Note 4)                                                        4,262        4,569

OTHER ASSETS                                                                                        1,661        1,979

DEFERRED INCOME TAXES (Note 9)                                                                      1,718          851
                                                                                                ---------    ---------

TOTAL ASSETS                                                                                      $33,957    $  34,610
                                                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt (Note 7)                                                 $     73    $      45
   Accounts payable                                                                                 4,987        5,477
   Accrued expenses and other current liabilities (Note 5)                                          2,620        2,283
                                                                                                ---------    ---------

           Total current liabilities                                                                7,680        7,805
                                                                                                ---------    ---------

LONG-TERM DEBT - Less current maturities included above (Note 7)                                   22,336       23,383
                                                                                                ---------    ---------

COMMITMENTS AND CONTINGENT LIABILITIES (Notes 6 and 10)

STOCKHOLDERS' EQUITY (Notes 7 and 12):
   Common stock, $.01 par value - authorized, 30,000,000 shares;
     issued, 15,977,000 shares                                                                        160          160
   Additional paid-in capital                                                                       3,731        3,731
   Retained earnings                                                                                3,668        3,149
                                                                                                ---------    ---------

                                                                                                    7,559        7,040

   Less treasury stock, at cost - 2,017,000 shares                                                  3,618        3,618
                                                                                                ---------    ---------

           Total stockholders' equity                                                               3,941        3,422
                                                                                                ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        $33,957    $  34,610
                                                                                                =========    =========

See notes to consolidated financial statements.

MOVIE STAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
(In Thousands, Except Per Share Amounts)

                                                                                   1997            1996         1995
NET SALES (Note 11)                                                               $61,470       $ 84,115    $  101,946

COST OF SALES  (Note 13)                                                           44,947         66,993        81,261
                                                                                 --------       --------    ----------

GROSS PROFIT                                                                       16,523         17,122        20,685

OPERATING EXPENSES:
   Selling, general and administrative expenses                                    13,718         17,527        20,541
   Loss on abandonment of leased premises (Note 10)                                     -          1,070             -
   Special charge (Note 13)                                                             -              -           750
                                                                                 --------       --------    ----------

INCOME (LOSS) FROM OPERATIONS                                                       2,805         (1,475)         (606)

GAIN ON PURCHASE OF SUBORDINATED DEBENTURES (Note 7)                                 (560)             -             -

INTEREST EXPENSE (Notes 6 and 7)                                                    2,781          3,893         4,669
                                                                                 --------       --------      --------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                       584         (5,368)       (5,275)


PROVISION FOR INCOME TAXES (Note 9)                                                    65            (90)         (246)
                                                                                 --------       --------      --------

NET INCOME (LOSS)                                                                $    519        $(5,278)      $(5,029)
                                                                                 ========       ========      ========

NET INCOME (LOSS) PER SHARE                                                          $.04          $(.38)        $(.36)
                                                                                     ====          =====         =====

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                                                     13,960         13,960        13,960
                                                                                   ======         ======        ======


See notes to consolidated financial statements.

MOVIE STAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1997, 1996 AND 1995
(In Thousands)


                                                                   Additional
                                            Common Stock             Paid-in       Retained          Treasury Stock
                                         Shares       Amount         Capital       Earnings       Shares        Amount       Total
 BALANCE, JULY 1, 1994                    15,977      $ 160          $ 3,731       $ 13,456        2,017      $ (3,618)   $  13,729

   Net loss                                    -          -                -         (5,029)           -             -       (5,029)
                                         -------      -----          -------       ---------     -------       --------   ----------

BALANCE, JUNE 30, 1995                    15,977        160            3,731          8,427        2,017        (3,618)       8,700

   Net loss                                    -          -                -         (5,278)           -             -       (5,278)
                                         -------      -----          -------       ---------     -------       --------   ----------

BALANCE, JUNE 30, 1996                    15,977        160            3,731          3,149        2,017        (3,618)       3,422

   Net income                                  -          -                -            519            -             -          519
                                         -------      -----          -------       ---------     -------       --------   ----------


BALANCE, JUNE 30, 1997                    15,977      $ 160          $ 3,731        $ 3,668        2,017     $  (3,618)    $  3,941
                                         =======      =====          =======       =========     =======       ========   ==========




See notes to consolidated financial statements.

MOVIE STAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1997, 1996, AND 1995
(In Thousands)

                                                                                        1997         1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                $    519       $(5,278)      $(5,029)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation and amortization                                                       698           952         1,319
      Gain on purchase of subordinated debentures                                       (560)            -             -
     Loss on disposal of property, plant and equipment                                    35           309           750
   (Increase) decrease in operating assets:
     Receivables                                                                       3,268         1,374         1,302
     Inventory                                                                        (2,391)       21,838         8,727
     Prepaid expenses and other current assets                                           (97)          273           (55)
     Other assets                                                                        215           152            51
   (Decrease) Increase in operating liabilities:
     Accounts payable                                                                   (490)       (1,462)       (2,433)
     Accrued expenses and other current liabilities                                      503           (81)       (1,312)
                                                                                    ----------    ----------    ----------

           Net cash provided by operating activities                                   1,700        18,077         3,320
                                                                                    ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                           (133)         (233)         (311)
   Proceeds from sale of property and equipment                                            -           771             -
                                                                                    ----------    ----------    ----------

           Net cash (used in) provided by investing activities                          (133)          538          (311)
                                                                                    ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt and capital lease obligations                            (815)          (52)         (122)
   Payment of deferred financing cost                                                      -          (580)            -
   Repayment of revolving line of credit                                                   -       (15,803)       (3,706)
                                                                                    ----------    ----------    ----------

           Net cash used in financing activities                                        (815)      (16,435)       (3,828)
                                                                                    ----------    ----------    ----------

NET INCREASE (DECREASE) IN CASH                                                          752         2,180          (819)
CASH, BEGINNING OF YEAR                                                                2,283           103           922
                                                                                    ----------    ----------    ----------

CASH, END OF YEAR                                                                   $  3,035       $ 2,283       $   103
                                                                                    ==========    ==========    ==========




                                                                                                                   (Continued)


MOVIE STAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1997, 1996, AND 1995
(In Thousands)

                                                                                     1997         1996          1995
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during year for:
     Interest                                                                      $ 2,256      $  4,025       $ 4,074
                                                                                   =======      =========      =======

     Income taxes, net of refunds                                                  $    61      $   (364)      $    14
                                                                                   =======      =========      =======

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING ACTIVITIES:
  Acquisition of equipment through assumption of capital
     lease obligation                                                              $   139      $     82       $     -
                                                                                   =======      =========      =======

SUPPLEMENTAL DISCLOSURES OF NONCASH
  FINANCING ACTIVITIES:
  Exchange of long-term debt                                                       $     -      $ 10,187       $     -
  Exchange of long-term debt                                                             -       (10,187)            -
                                                                                   -------      ---------      -------
                                                                                   $     -      $      -       $     -
                                                                                   =======      =========      =======

SUPPLEMENTAL DISCLOSURES OF NONCASH
  ACTIVITIES:
  Increase in long-term debt for interest paid in kind                             $   217      $    873       $     -
  Decrease in accrued liabilities for interest paid in kind                           (217)         (873)            -
                                                                                   --------     ---------      -------
                                                                                   $     -      $      -       $     -
                                                                                   ========     =========      =======

                                                                                                             (Concluded)

See notes to consolidated financial statements.

MOVIE STAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1997, 1996 AND 1995


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Business - Movie Star, Inc. and its subsidiaries (the "Company") is a New York corporation organized in 1935, which designs, manufactures, markets and sells an extensive line of ladies' sleepwear, robes, leisurewear, loungewear, panties and daywear; and also operates 28 retail outlet stores.

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

          Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation and amortization are provided by the straight-line method over the following estimated useful lives:

         Buildings and improvements                   15-30 years
         Machinery & Equipment                        5 years
         Office furniture and equipment               5 years
         Leasehold improvements                       Lesser of life of
                                                      the asset or life of lease

          Revenue Recognition - Revenue is recognized upon shipment. Although sales are made without the right of return, in certain instances, the Company may accept returns or agree to allowances. Allowances for sales returns are recorded as a component of net sales in the period in which the related sales are recognized.

          Income Taxes - The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" (see Note
          9).

          Net Income (Loss) Per Share - Net income (loss) per share is based on the net income (loss) for each year divided by the weighted average number of shares outstanding. Common share equivalents (stock options) were not dilutive in each of the three years ended June 30, 1997.

          Deferred Costs - Deferred financing costs are amortized over the life of the debt using the straight-line method.

          Accounting Pronouncements - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which is effective for the Company for the year ended June 30, 1998. SFAS No. 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion ("APB") No. 15 and establishing new standards for computing and presenting earnings per share. Application of SFAS No. 128 is not expected to has a significant affect on the Company's earnings per share.

          In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information, " which is effective for the Company for the year ended June 30, 1999. SFAS No. 131 requires disclosure about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to shareholders. The new standard also requires that the Company report certain information about their products and services, the geographic areas in which they operate, and major customers. The Company has not yet determined the impact of the adoption of SFAS No. 131.

          Reclassification - Certain items in prior years in specific captions of the accompanying consolidated financial statements and notes to consolidated financial statements have been reclassified for comparative purposes.


2.      INVENTORY

        Inventory consists of the following:

                                                          June 30,
                                                     1997          1996
                                                       (In Thousands)

           Raw materials                          $  5,503      $  3,816
           Work-in-process                           2,806         1,950
           Finished goods                            8,329         8,481
                                                  ---------     ---------

                                                   $16,638      $ 14,247
                                                  =========     =========

3.      RECEIVABLES

        Receivables are comprised of the following:

                                                          June 30,
                                                     1997          1996
                                                       (In Thousands)

           Trade                                  $  5,171      $  9,780
           Other                                       214           251
                                                  ---------     ---------
                                                     5,385        10,031
           Less allowance for doubtful accounts     (1,238)       (2,616)
                                                  ---------     ---------

                                                  $  4,147      $  7,415
                                                  =========     =========

        4.        PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following:

                                                                                                       June 30,
                                                                                                  1997          1996
                                                                                                     (In Thousands)
           Land, buildings and improvements                                                     $   7,875    $   7,858
           Machinery and equipment                                                                    591          663
           Office furniture and equipment                                                           1,534        1,821
           Leasehold improvements                                                                     861          846
                                                                                                ---------    ---------
                                                                                                   10,861       11,188
           Less accumulated depreciation and amortization                                          (6,599)      (6,619)
                                                                                                ---------    ---------

                                                                                                $   4,262    $   4,569
                                                                                                =========    =========


        At June 30, 1997, the Company held property, plant and equipment with a net book value of approximately $ 587,000 for sale or lease.


5.      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

          Accrued expenses and other current liabilities are comprised of the following:

                                                                                                       June 30,
                                                                                                  1997          1996
                                                                                                      (In Thousands)
           Interest                                                                            $   578       $    392
           Insurance                                                                             1,002            449
           Salary, wages and benefits                                                              399            494
           Other                                                                                   641            948
                                                                                               -------       ----------

                                                                                               $ 2,620       $  2,283
                                                                                               =======       ==========


6.      NOTES PAYABLE

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

          On April 24, 1996, the Company terminated these line of credit agreements and entered into a line of credit agreement with an unrelated lender. Under the new credit agreement, the Company may borrow for either revolving loans or letters of credit up to the lesser of $13,500,000 or the sum of 80 percent of the net amount of eligible receivables, 50 percent of the eligible inventory and 50 percent of the eligible letters of credit. Pursuant to the terms of the agreement, the Company has pledged substantially all of its assets, except the Company's domestic inventory and real property. Interest on outstanding borrowings is payable at 2.5 percent above the prime rate. The Company is obligated to pay a facility fee of $270,000 over the term of the agreement which expires on June 30, 1998.

          Under the terms of the agreement, the Company is required to meet certain financial covenants, of which the Company is in compliance at June 30, 1997. Furthermore, the Company is prohibited from paying dividends or incurring additional indebtedness, as defined, outside the normal course of business.

          At June 30, 1997, the Company had no borrowing outstanding under this line of credit and had approximately $2,948,000 outstanding letters of credit. Additionally, the Company had a cash balance of approximately $2,683,000 deposited with the lender which earned interest at 5.25 percent at June 30, 1997.


7.      LONG-TERM DEBT

        Long-term debt consists of the following:

                                                                                                          June 30,
                                                                                                     1997         1996
                                                                                                       (In Thousands)
         12.875% Subordinated Debentures                                                           $10,943       $12,263
         8% Senior Notes                                                                            10,550        10,344
         8% Senior Convertible Notes                                                                   716           716
         Other                                                                                         200           105
                                                                                                   -------       -------
                                                                                                    22,409        23,428
         Less current portion                                                                           73            45
                                                                                                   -------       -------

         Long-term debt                                                                            $22,336       $23,383
                                                                                                   =======       =======

          12.875% Subordinated Debentures - On October 10, 1986, the Company sold $25,000,000 of 12.875% Subordinated Debentures due October 1, 2001 (the "Debentures"). Interest payments on the outstanding Debentures are due semi-annually on October 1 and April 1. The Debentures are redeemable, in whole or in part, at the option of the Company, at any time, and are subordinated to all senior debt (as defined). The Debentures contain covenants with respect to limitations on dividends and stock purchases. At June 30, 1997, the Company is prohibited from paying dividends and making stock purchases.

          Annual sinking fund payments of $3,750,000 are required commencing October 1, 1996. However, required payments in any year may be reduced by Debentures previously purchased by the Company. The total purchases of Debentures at June 30, 1996 were $2,550,000. On September 13, 1996, the Company purchased an additional $1,320,000 of Debentures for approximately $824,000 including related costs. Furthermore in 1996, the Company acquired $10,187,000 of 12.875% Debentures in an exchange (discussed below). The Company reduced the October 1, 1996 sinking fund requirement and intends to reduce sinking fund payments through 1998 and part of 1999 by these purchased Debentures.

          8% Senior Notes - In April 1996, the Company reached an agreement with holders of $10,187,000 of the Company's outstanding 12.875% Debentures. The holders of these Debentures agreed to exchange such Debentures for the equivalent principal amount of a new series of notes ("Senior Notes") bearing interest at a rate of 8 percent per annum, payable semi-annually (April 1 and October 1) which will be senior to the remaining outstanding Debentures. Additionally, these Debenture holders agreed to defer the receipt of interest due April 1, 1996 (approximately $656,000) and due October 1, 1996 (approximately $434,000) and to accept Senior Notes in exchange for such deferred interest. The Senior Notes will carry the right to convert up to approximately $716,000 of the notes into 1,908,000 shares of the Company's common stock. On October 1, 1996, the aggregate principal amount of the Senior Notes approximated $11,276,000 and will not provide for any amortization of principal and will mature on September 1, 2001.

          The debt exchange closed on October 15, 1996, but became effective retroactively as of April 1, 1996, the date of the deferral of interest on the 12.875% Debentures. In connection with the debt exchange, the Company incurred certain costs which have been capitalized and will be amortized over the life of the Senior Notes using the straight-line method. The Senior Notes contain covenants with respect to limitations on dividends and stock purposes. At June 30, 1997, the Company is prohibited from paying dividends and making stock purchases.

          The maturities of long-term debt at June 30, 1997, including current maturities, are as follows (in thousands):


                       Year                       Amount

                       1998                    $     73
                       1999                          41
                       2000                         971
                       2001                       3,779
                       2002 (9/1/01)             11,276
                       2002 (10/1/01)             6,269
                                               ---------
                                                $22,409
                                               =========





8.      FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                June 30,
                                  1997                          1996
                         -------------------------------------------------------
                          Carrying     Estimated      Carrying      Estimated
                           Amount      Fair Value      Amount       Fair Value
                                             (In Thousands)

   Long-Term Debt          $22,409      $17,079        $23,428        $15,027

          Cash, Accounts Receivable, Accounts Payable, Accrued Expenses and Other Noncurrent Assets - The carrying value of these items approximates fair value, based on the short-term maturities of these instruments.

          Long-Term Debt - The fair value of these securities are estimated based on quoted market prices. If no market quotes are available, interest rates that are currently available to the Company for issuance of the debt with similar terms and remaining maturities are used to estimate fair value of debt issues.

          The fair value estimates presented herein are based on pertinent information available to management as of June 30, 1997 and 1996.
          Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.


9.      INCOME TAXES

          Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses. The tax effects of significant items, comprising the Company's net deferred tax asset, are as follows:

                                                                                                              June 30,
                                                                                                  1997                       1996
                                                                                                           (In Thousands)
           Deferred tax liabilities:
             Differences between book and tax basis of property,
                plant and equipment                                                              $   346                   $  526
             Difference between book and tax basis of gain on sale
                of property, plant and equipment                                                     336                      322
                                                                                                 --------                  -------

                                                                                                     682                      848
                                                                                                 --------                  -------
           Deferred tax assets:
             Difference between book and tax basis of inventory                                      368                      223
             Reserves not currently deductible                                                     1,756                    2,534
             Operating loss carryforwards                                                          4,548                    5,572
             Other                                                                                   167                      103
             Difference between book and tax basis of subordinated debentures                      2,003                      349
                                                                                                 --------                  -------
                                                                                                   8,842                    8,781
                                                                                                 --------                  -------
             Valuation allowance                                                                   4,151                    3,924
                                                                                                 --------                  -------
           Net deferred tax asset                                                                 $4,009                   $4,009
                                                                                                 ========                  =======

         The provision for income taxes is comprised as follows:



                                             Year Ended June 30,
                                       1997          1996        1995
                                                (In Thousands)

          Current:
             Federal                  $  65       $      -      $ (270)
             State and local              -            (90)         24
          Deferred                        -              -           -
                                    ---------      --------     --------
                                      $  65       $    (90)     $ (246)
                                    =========      ========     ========

          Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:

                                                                                              Year Ended June 30,
                                                                                       1997          1996        1995
                                                                                             (In Thousands)
          Federal statutory rate                                                        34.0%       (34.0)%     (34.0)%

          Increase (decrease) in tax resulting from:
             Valuation allowance                                                       (41.5)        38.9        34.8
             State income taxes (net of Federal tax benefits)                            6.0         (6.0)       (6.0)
             Other                                                                       1.5          (.6)         .5
             Alternative minimum tax                                                    11.1            -           -
                                                                                       -----         ------     -------

           Effective rate                                                               11.1%       ( 1.7)%     ( 4.7)%
                                                                                       =====         ======     =======


          As of June 30, 1997, the Company has net operating loss carryforwards of approximately $11,369,000 for income tax purposes that expire between the years 2002 and 2010.

 10.     LEASES

          The Company has operating leases expiring through 2001, which include, in addition to fixed rentals, escalation clauses that require the Company to pay a percentage of increases in occupancy expenses.

          Future minimum payments under these leases at June 30, 1997 are as follows (in thousands):

                                    Year                      Amount

                                    1998                      $   571
                                    1999                          471
                                    2000                          451
                                    2001                          338
                                                              --------
                                    Total                     $ 1,831
                                                              ========

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

          Rental expense for 1997, 1996 and 1995 was approximately $787,000, $1,471,000 and $1,863,000, respectively. Rental expense for 1996 excludes the $800,000 lease settlement.

11.     CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

          Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the retail industry. One customer accounted for 12, 25, and 22 percent of the Company's net sales in fiscal 1997, 1996 and 1995, respectively. In fiscal 1997, another two customers accounted for 17 and 11 percent of the Company's net sales, respectively. The Company performs ongoing credit evaluations of its customers' financial condition. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

12.     STOCK PLANS, OPTIONS AND WARRANT

          Employee Stock Ownership Plan - The Company has an Employee Stock Ownership and Capital Accumulation Plan and Trust covering substantially all of its employees, pursuant to which it can elect to make contributions to the Trust in such amounts as may be determined by the Board of Directors. The Company contributed $91,000 for the year ended June 30, 1996 in order to allow the plan to meet required distributions in connection with plant closings. No contributions were made for the years ended June 30, 1997 and 1995.

          Stock Options - The Company has an Incentive Stock Option Plan ("1983 ISOP"), pursuant to which the Company has reserved 5,000 shares at June 30, 1997. This plan expired by its terms on June 30, 1993, but 5,000 previous grants remained outstanding at June 30, 1997, of which 3,300 are presently exercisable. The 1983 ISOP provided for the issuance of options to employees to purchase common stock of the Company at a price not less than fair market value on the date of grant.

          On December 8, 1994, the Company's stockholders' approved a new Incentive Stock Option Plan ("1994 ISOP") to replace the 1983 ISOP discussed above. Options granted, pursuant to the plan, are not subject to a uniform vesting schedule. The plan permits the issuance of options to employees to purchase common stock of the Company at a price not less than fair market value on the date of the option grant. The plan reserves 2,000,000 shares of common stocks for grant and provides that the term of each award be determined by the Compensation Committee with all awards made within the ten-year period following the effective date. During fiscal 1997, 1,495,000 options were granted under this plan and 1,160,000 were canceled, 452,000 of which were replaced with options to purchase 700,000 shares at an exercise price of $.625 per share.

          The Company also has a Key Employee Stock Option Plan covering the issuance of up to 1,667,000 shares of the Company's common stock. During fiscal 1997, 333,000 options under this plan were canceled and replaced with options to purchase 350,000 shares at an exercise price of $.625 per share which are outstanding at June 30, 1997. All options granted are presently exercisable.

          The Company has also granted, in fiscal 1989, nonqualified options to certain nonemployee sales representatives to purchase an aggregate of 133,000 shares at an exercise price of $2.36.

          Statement of Financial Accounting Standards No. 123, "Accounting Stock-Based Compensation" was effective for the Company for fiscal 1997. SFAS No. 123 encourages (but does not require) compensation expense to be measured based on the fair value of the equity instrument awarded. In accordance with APB No. 25, no compensation cost has been recognized in the Consolidated Statements of Operations for the Company's stock option plans. If compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No.123, the Company's net income (loss) would have been $183,000, $(5,461,000) and $(5,212,000)
          for 1997, 1996 and 1995, respectively, and the earnings (loss) per share would have been $.02, $(.39), and $(.37) for 1997, 1996 and 1995, respectively. This pro forma information may not be representative of the amounts to be expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to 1995.

          Information with respect to stock options is as follows (shares in thousands):



                                                             1997                        1996                      1995
                                                    -------------------------  -------------------------  --------------------------
                                                                   Weighted-                   Weighted-                  Weighted-
                                                                   Average                      Average                    Average
                                                                   Exercise                    Exercise                   Exercise
                FIXED OPTIONS                        Shares          Price         Shares        Price       Shares         Price
          Outstanding - beginning of year             1,701          $1.43          2,026         $1.43       1,868         $1.96
          Granted                                     1,845            .63              -             -       1,382          1.13
          Exercised                                       -              -              -             -           -             -
          Canceled                                   (1,493)          1.36           (325)         1.42      (1,224)         1.90
                                                     ------         ------         -------       ------      ------        ------
          Outstanding - end of year                   2,053          $ .76          1,701         $1.43       2,026         $1.43
                                                     ======         ======         =======       ======      ======        ======

          Exercisable - end of year                     708          $ .94            850         $1.69         991         $1.69
                                                     ======         ======         =======       ======      ======        ======
          Weighted-average fair value of
              options granted during the year                        $ .58                        $   -                     $ .93
                                                                    ======                       ======                    ======

          The  following  table  summarizes   information  about  stock  options
          outstanding at June 30, 1997 (options in thousands):

                         Options Outstanding                                                  Options Exercisable
                                     Weighted-Average
                       Number           Remaining          Weighted-                   Number                  Weighted-
    Range of       Outstanding at      Contractual          Average                 Exercisable at              Average
 Exercise Prices    June 30, 1997        Life (Yrs)      Exercise Price             June 30, 1997            Exercise Price
 ---------------   -----------------  ----------------   --------------            --------------            --------------
  $.625 - $2.363       2,053                8.2              $.76                      708                       $.94

          The fair value of each option-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively; risk-free interest rate 6.38%, 0% and 6.85%; expected life 7 years, 0 years and 7 years; expected volatility of 126.28%, 0% and 92.20%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

          Warrant - In August 1993, in connection with an agreement with a financial consulting firm, the Company granted a warrant to purchase 30,000 shares of its common stock at $1.69 per share to the consultants. The warrant is exercisable at anytime through August 2000. No expense related to such warrant was recorded since it was not material.

13.     SPECIAL CHARGE

          During fiscal 1995, the Company recorded a charge of $3,000,000 for costs associated with the divestiture of its men's work and leisure shirt division. This charge consisted of the write-down, to its estimated realizable value, of this division's inventory of
          $2,250,000, classified as cost of sales, and property, plant and equipment of $750,000, classified separately as a special charge. Prior to fiscal 1997, the inventory write-down of $2,250,000 was previously classified separately as a special charge.

14.     UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                                                                                        Quarter
                                                                        First    Second        Third        Fourth
                                                                               (In Thousands, Except Per Share)
             Year Ended June 30, 1997

               Net sales                                              $12,894    $22,133      $13,089       $13,354
               Gross profit                                             3,285      5,745        3,535         3,958
               Net income (loss)                                          (63)     1,280         (329)         (369)
               Income (loss) per share                                      -        .09         (.02)         (.03)

                                                                                         Quarter
                                                                        First    Second        Third        Fourth
                                                                                (In Thousands, Except Per Share)

             Year Ended June 30, 1996

               Net sales                                              $24,927    $32,721      $12,408       $14,059
               Gross profit                                             4,770      6,215        2,775         3,362
               Net loss                                                (1,103)    (1,217)(a)   (1,938)       (1,020)
               Loss per share                                            (.08)      (.09)        (.14)         (.07)

                                                                                      Quarter
                                                                        First    Second        Third        Fourth
                                                                                (In Thousands, Except Per Share)

             Year Ended June 30, 1995

               Net sales                                              $32,440    $35,997      $17,327       $16,182
               Gross profit                                             7,052      8,365        3,998         1,270 (b)
               Net income (loss)                                          607        944       (1,316)       (5,264)(b)
               Income (loss) per share                                    .04        .07         (.09)         (.38)

(a) Amount includes an estimated loss of $1,170,000 associated with the abandonment of leased premises.

(b) Gross profit includes a special charge of $2,250,000 associated with the divestiture of the Company's men's work and leisure shirt division's inventory; and net income (loss) includes an additional $750,000 for the write-down of this division's property, plant and equipment.


                                   * * * * * *

                                                                  Schedule II
MOVIE STAR,  INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)


             Column A                                    Column B         Column C         Column D         Column E
                                                                         Additions
                                                        Balance at      Charged to                          Balance at
                                                         Beginning       Costs and                            End of
            Description                                  of Period       Expenses        Deductions           Period


FISCAL YEAR ENDED JUNE 30, 1997:

   Allowance for doubtful accounts                        $  1,956         $   192         $(1,370)(a)       $   778

   Allowance for sales allowances                              660           1,315          (1,515)              460
                                                          --------         --------       ----------        ---------

                                                          $  2,616         $ 1,507         $(2,885)          $ 1,238
                                                          ========         ========       ==========        =========

FISCAL YEAR ENDED JUNE 30, 1996:

   Allowance for doubtful accounts                        $  1,208         $   769         $   (21)(a)       $ 1,956

   Allowance for sales allowances                              660           2,237          (2,237)              660
                                                          --------         --------       ----------        ---------

                                                          $  1,868         $ 3,006         $(2,258)          $ 2,616
                                                          ========         =======        ==========        =========


FISCAL YEAR ENDED JUNE 30, 1995:

   Allowance for doubtful accounts                        $    965         $   676         $  (433)(a)       $ 1,208

   Allowance for sales allowances                              660           2,792          (2,792)              660
                                                          --------         --------       ----------        ---------

                                                          $  1,625         $ 3,468         $(3,225)          $ 1,868
                                                          ========         ========       ==========        =========

(a)     Uncollectible accounts written off.

    ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

    ITEM 10.         EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY


    Director Since             Name                    Age                    Position
    1981                       Mark M. David           50                     Chairman of the Board,
                                                                              Chief Executive Officer and
                                                                              Director

    1997                       Melvyn Knigin           54                     President, Chief Operating
                                                                              Officer and
                                                                              Director

    1983                       Saul Pomerantz          48                     Executive Vice President,
                                                                              Chief Financial
                                                                              Officer, Secretary
                                                                              and Director

    1996                       Gary W. Krat            49                     Director

    1996                       Joel M. Simon           52                     Director

     Mark M. David was re-elected Chairman of the Board and Chief Executive Officer on November 20, 1996. On August 14, 1995, Mr. David relinquished the position of Chief Executive Officer, but remained as Chairman of the Board. He had been Chairman of the Board and Chief Executive Officer since December 1985, President from April 1983 to December 1987 and Chief Operating Officer of the Company since the merger with Stardust Inc. in 1981 until December 1987. Prior to the merger, he was founder, Executive Vice President and Chief Operating Officer of Sanmark Industries Inc. In April 1996, Mr. David resumed his duties as Chief Executive Officer.

     Melvyn Knigin was appointed to fill a vacancy on the Board of Directors and promoted to Senior Vice President and Chief Operating Officer on February 5, 1997 and was promoted to President on September 4, 1997. Since joining the Company in 1987, he was the President of Cinema Etoile, the Company's upscale intimate apparel division. Prior to joining the Company, he had spent most of his career in the intimate apparel industry.

     Saul Pomerantz, CPA, was elected Senior Vice President on December 3, 1987 and was re-elected on November 20, 1996 and was promoted to Executive Vice President on September 4, 1997. Previously, he was Vice President-Finance since 1981. He has been Chief Financial Officer since 1982 and Secretary of the Company since 1983.

     Gary W. Krat was elected to the Board of Directors on November 20, 1996. Mr. Krat has been Senior Vice President of SunAmerica Inc. since 1990. He is also Chairman and Chief Executive Officer of SunAmerica's subsidiaries, Royal Alliance Associates, Inc. and SunAmerica Securities, Inc., both of which are NASD broker dealer companies with more than three thousand registered representatives. From 1977 until 1990, Mr. Krat was a senior executive with Integrated Resources, Inc. Prior to joining Integrated Resources, Mr. Krat was a practicing attorney. He has a law degree from Fordham University and a Bachelor of Arts degree from the University of Pittsburgh.

     Joel M. Simon was elected to the Board of Directors on November 20, 1996. Mr. Simon is currently self-employed as a private investor. From 1990 until the end of 1996, Mr. Simon was the Executive Vice President and Chief Operating Officer and, (until July 1993), was a director of a group of affiliated companies known as Olympia & York Companies (USA)("O&Y-USA"), subsidiaries of a Canadian multinational real estate concern. Prior to becoming Chief Operating Officer of O&Y-USA, from 1985 until the end of 1989, Mr. Simon was the Executive Vice President-Administration and a director of O&Y-USA. Mr. Simon is a Certified Public Accountant and was a senior partner in

                                      III-1
     an accounting firm prior to joining O&Y-USA. In 1992, O&Y-USA experienced a liquidity crisis. The O&Y-USA crisis was caused and exacerbated by its inability to obtain financial support from its Canadian parent, as it had in the past, because of the parent company's own financial crises. Since then, O&Y-USA has been in the process of restructuring its business and financial obligations. Many of the O&Y-USA companies filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code. Substantially all of these companies have had their plans of reorganization confirmed and consummated. The balance of the companies are expected to have their plans confirmed.

    ITEM 11.   EXECUTIVE COMPENSATION

     Report of the Compensation Committee on Executive Compensation

     Joel M. Simon, Gary W. Krat and Mark M. David were appointed by the Board of Directors, and each of them agreed to serve as members of the Compensation Committee (the "Committee").

     The salaries of certain officers, other than Mr. David, were increased for fiscal years 1997 and 1998.

    Compensation Policies

    In determining the appropriate levels of executive compensation for fiscal year 1997, the Committee did not apply the policies previously established by the Committee for determining compensation; rather, the Committee based its decisions solely on the Company's financial condition.

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

    In addition to base salary compensation, the Committee had also, from time to time, recommended that stock options be granted to the executive officers of the Company in order to reward the officers' commitment to maximizing shareholder return and long-term results.

    Base Salary Compensation

    Based on recommendations from the Company's Chairman of the Board and the other Committee members' collective business experience, base salaries are determined from year to year. The Committee does not utilize outside consultants to obtain comparative salary information, but believes that the salaries paid by the Company are competitive, by industry standards, with those paid by companies with similar sales volume to the Company. The Committee places considerably more weight on each executive's contribution to the Company's development and maintenance of its sources of supply, manufacturing capabilities, marketing strategies and customer relationships than on the compensation policies of the Company's competitors; however, the Committee does not establish or rely on target levels of performance in any of these areas to arrive at its recommendations.

    The current senior executives of the Company have been associated with the Company in senior



                                      III-2
    management positions for periods ranging from thirteen to more than twenty-five years. They have been primarily responsible for the formulation and implementation of the Company's recent financial and operational restructuring and provide the Company with a broad range of management skills which are considered by the Committee to be an essential source of stability and a base for the Company's future growth.

    Stock Option Grants

    In 1983, the Company adopted an Incentive Stock Option Plan (the "ISOP") to provide a vehicle to supplement the base salary compensation paid to key employees. All of the Company's senior executives were eligible to receive grants under the ISOP. Options under the ISOP were granted at fair market value at the date of grant. In the past, the Committee has recommended and the Board of Directors has granted options under the ISOP to each of the senior executives, except the Chairman of the Board. Mark M. David has not received options under the ISOP because his ownership of shares of the Company exceeds 10% of the outstanding shares of the Company. The options granted under the ISOP were exercisable at a rate of 11% per year for the first eight years of service after grant and 12% for the ninth year after grant. No options have been granted to the Company's senior executives under the ISOP since 1986 and no further options may be granted under the ISOP. The 1983 ISOP has expired.

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

    In addition to the ISOP, in 1988, the Committee recommended and the Board of Directors adopted a non-qualified Management Option Plan (the "1988 Non-qualified Plan") to provide an additional continuing form of long-term incentive to selected officers of the Company. The 1988 Nonqualified Plan was approved by the Company's shareholders at the Company's annual meeting on December 13, 1988. Generally, options under the 1988 Non-qualified Plan are issued with a 10-year exercise period in order to encourage the executive officers to take a long-term approach to the formulation and accomplishment of the Company's goals. In 1988, the Committee recommended and the Board of Directors approved the grant of options under the non-qualified option plan to all of the Company's then executive officers. Mark David is the only current executive officer of the Company who retains any options granted under the 1988 Non-qualified Plan.

    In January 1997, Messrs. Simon and Krat, the independent Directors serving on the Committee, recommended that the Company grant new options to Mark David under the 1988 Non-qualified Plan at a price equal to the market price for the Company's shares on the date of the grant. As a condition to the grant of new options to Mr. David under the 1988 Non-qualified Plan, the Committee required Mr. David to surrender for cancellation any interest in options granted to him prior to January 29, 1997.

    Also in January 1997, the independent directors serving on the Committee recommended that the Company grant new options under the 1994 ISOP to Saul Pomerantz and Melvyn Knigin at a price equal to the market price for the Company's shares on the date of the grant. The grant of new options to Messrs. Pomerantz and Knigin was also subject to the condition that they surrender for cancellation any interest in options granted to them prior to January 29, 1997.

                                      III-3

    Compensation of the Chief Executive Officer

    For fiscal year 1997, the annual base salary paid to Mark M. David, the Company's Chairman of the Board and Chief Executive Officer, was not increased. The Committee believed that it would be more appropriate to recognize Mr. David's contribution to the Company's improved performance in fiscal year 1997 through the grant of new options under the 1988 Non-qualified Plan rather than by increasing Mr. David's base salary.

    Compensation Committee Interlocks and Insider Participation

    Other than the Company's Chairman of the Board, there are no Compensation Committee interlocks or insider participation. Mr. David did not participate in the Committee's determinations of compensation for fiscal year 1997 or fiscal year 1998.


                           Mark M. David
                           Gary W. Krat
                           Joel M. Simon



                                      III-4

                           Summary Compensation Table



                                                    ANNUAL
                                                    COMPENSATION          LONG TERM COMPENSATION

                                                                                            RESTRICTED
    NAME AND                    FISCAL                                    STOCK              OPTIONS              ALL OTHER
    PRINCIPAL POSITION           YEAR                     SALARY ($)      AWARDS($)         (# SHARES)            COMPENSATION
    -------------------          ----                     ---------      ---------          ----------           --------------
    Mark M. David                1997                      275,000           -               350,000(1)             8,145(3)
    Chairman of the Board        1996                      275,000           -               333,333(2)             8,145(3)
    and Chief Executive          1995                      275,000           -               333,333(2)             8,145(3)
    Officer of the Company

    Melvyn Knigin                1997                      296,660           -               350,000(4)                 -
    President and Chief          1996                      291,076           -               139,844(5)                 -
    Operating Officer of         1995                      297,408           -               139,844(5)                 -
    the Company; Director

    Saul Pomerantz               1997                      164,480           -               350,000(4)                 -
    Executive Vice President     1996                      145,000           -               312,467(5)                 -
    and Chief Financial          1995                      161,663           -               312,467(5)                 -
    Officer of the
    Company; Director


(1) Represents options to purchase 350,000 shares of Common Stock granted under the Company's Non-Qualified Stock Option Plan ("1988 Plan").

(2) As a condition to the grant of new options, Mr. David was required to surrender all outstanding options previously granted to him.

(3) Represents annual premiums paid by the Company for a split dollar form of life insurance policy on the life of Mark M. David.

(4) Represents options to purchase 350,000 shares of Common Stock under the 1994 Incentive Stock Option Plan (the "1994 Plan").

(5) As a condition to the grant of new options under the 1994 Plan, each recipient was required to surrender all of outstanding options previously granted to him or her. The exercise prices of the surrendered options were higher than the exercise price of options granted under the 1994 Plan.



                                      III-5

     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                       MANAGEMENT AS OF AUGUST 30, 1997

          The following table sets forth certain information as of August 30, 1997 with respect to the stock ownership of (i) those persons or groups (as that term is used in Section 13(d)(3) of the Securities Exchange Act of
     1934) who beneficially own more than 5% of the Company's Common Stock, (ii) each director of the Company and (iii) all directors and officers of the Company as a group.

      NAME OF BENEFICIAL OWNER                                  AMOUNT AND NATURE OF                        PERCENT OF
                                                                BENEFICIAL OWNERSHIP                         CLASS(1)
     Mark M. David                                                  3,032,440(2)(6)                           21.1916%
     136 Madison Avenue
     New York, NY 10016

     Republic National                                              1,287,664; Direct                          9.2242%
     Bank as Trustee for
     the Movie Star, Inc.
     Employee Stock
     Ownership Plan
     452 Fifth Avenue
     New York, NY 10018

     Mrs. Abraham David                                             1,622,959(3)(7)                           11.6261%
     8710 Banyan Court
     Tamarac, FL 33321

     Melvyn Knigin                                                     64,844(4)                                .4624%
     136 Madison Avenue
     New York, NY   10016

     Saul Pomerantz                                                   170,026(5)                               1.2055%
     136 Madison Avenue
     New York, NY    10016

     Joel M. Simon                                                     47,500                                  0.3403%
     237 Park Avenue
     New York, NY 10017

     Gary W. Krat                                                      20,000                                  0.1433%
     733 Third Avenue
     New York, NY   10017

     Abraham David                                                     25,000; Direct(9)                       0.1791%
     8710 Banyan Court
     Tamarac, FL 33321

     All directors and officers as a group                          4,957,769(2)(4)(5)(8)                     34.1461%
     (4 persons)
     -----------------

(1)  Based  upon  13,959,650  shares  (excluding   2,016,802   treasury  shares)
     outstanding and options, where applicable, to purchase shares of Common Stock, exercisable within 60 days.

                                      III-6


(2) Includes 58,674 shares owned as custodian for his children, 30,000 shares owned as custodian for his sisters' children and 26,560 shares owned by his spouse. Also includes the options granted to him for 350,000 shares, under the 1988 Non-Qualified Stock Option Plan, exercisable within 60 days.

(3) Includes 506,695 shares owned by Annie David as a trustee for the benefit of her daughters, Marcia Sussman and Elaine Greenberg.

(4) Represents options granted to Melvyn Knigin pursuant to the 1994 Plan, exercisable within 60 days.

(5) Includes options granted to Saul Pomerantz for 144,782 shares pursuant to the 1994 Plan, exercisable within 60 days; and 244 shares owned by his spouse and 8,000 shares held jointly with his spouse.

(6)  Does not include Mrs. Abraham David's shares for which he holds the proxy.

(7)  Mark M. David holds a proxy for these shares.

(8)  Includes the shares held by Mrs. Abraham David.

(9)  Abraham  David is the  husband  of Annie  David  and the  father of Mark M.
     David.



     ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


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

               Included in Part II, Item 8 of this report:

                  Independent Auditors' Report                                                                    F-1

                  Consolidated Balance Sheets at June 30, 1997 and 1996                                           F-2

                  Consolidated Statements of Operations for the fiscal
                  years ended June 30, 1997, 1996 and 1995                                                        F-3

                  Consolidated Statements of Stockholders' Equity for
                  the fiscal years ended June 30, 1997, 1996 and 1995                                             F-4

                  Consolidated Statements of Cash Flows for the
                  fiscal years ended June 30, 1997, 1996 and 1995                                                 F-5 - F-6

                  Notes to Consolidated Financial Statements                                                      F-7 - F-16

          2.     Schedule

                  For the fiscal years ended June 30, 1997, 1996 and 1995:

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

     Exhibit
     Number              Exhibit                                      Method of Filing
     3.1                 Certificate of Incorporation                 Incorporated by reference
                                                                      to Form 10-K for fiscal
                                                                      year ended June 30, 1988
                                                                      and filed on October 13,
                                                                      1988.

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

     4.1.1               Indenture dated as of October                Incorporated by reference
                         1, 1996 between the                          to Exhibits to Application
                         Company, as Issuer and                       for Qualification of
                         American Stock Transfer &                    Indenture under the Trust
                         Trust Company, as Trustee                    Indenture Act of 1939 on
                                                                      Form T-3 (Commission File
                                                                      No. 22-22243) filed on
                                                                      September 13, 1996.

     4.2                 Plan of Merger dated November                Incorporated by reference
                         18, 1980, between Stardust                   to Exhibits to
                         Inc. and Sanmark Industries                  Registration Statement on
                         Inc. whereby Sanmark                         Form S-14 (Registration
                         Industries Inc. was merged                   No. 2-70365) filed by
                         into Stardust Inc.                           Company's predecessor
                                                                      corporation, Stardust Inc.
                                                                      on February 12, 1981.


     Exhibit
     Number              Exhibit                                      Method of Filing
     10.1                Agreement of Sale dated                      Incorporated by reference
                         December 12, 1983, as amended                to Exhibits to
                         January 31, 1984, among                      Registration Statement
                         Industrial Development                       Form S-2 (No. 33-7837)
                         Authority of Russell County                  filed October 10, 1986.
                         (Virginia), the Company and the
                         Bankers Trust Company, with  attendant
                         Deed and Bill of Sale,  Deed of Trust,
                         Assignment, and Promissory  Note  in
                         the  sum  of $3,000,000.

     10.2                Employee Stock Ownership and                 Incorporated by reference
                         Capital Accumulation Plan                    to Exhibits to
                         dated April 17, 1984 as                      Registration Statement
                         amended on July 1, 1984                      Form S-2 (No. 33-7837)
                         between Republic National                    filed October 10, 1986.
                         Bank of New York, as trustee, and
                         the Company.

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

     10.3.1              1994 Incentive Stock Option                  Incorporated by reference
                         Plan.                                        to Form 10-K for fiscal
                                                                      year ended June 30, 1994
                                                                      and filed on October 12,
                                                                      1994.

     10.4                Form of Non-Qualified Stock                  Incorporated by reference
                         Option granted to several                    to Exhibits to
                         persons who are                              Registration Statement
                         manufacturer's                               Form S-2 (No. 33-7837)
                         representatives for the                      filed October 10, 1986.
                         Company.

     10.5                Financing Agreement dated as                 Incorporated by reference
                         of April 24, 1996 between                    to Form 10-Q for the
                         Rosenthal & Rosenthal, Inc.                  quarter ended March 30,
                         and the Company.                             1996 and filed on May 15, 1996.

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



     Exhibit
     Number              Exhibit                                      Method of Filing
     10.5.2              Security Agreement dated as                  Incorporated by reference
                         of April 24, 1996 between                    to Form 10-Q for the
                         Rosenthal & Rosenthal, Inc.                  quarter ended March 30,
                         and the Company.                             1996 and filed on
                                                                      May 15, 1996.

     10.5.3              Security Agreement -                         Incorporated by reference
                         Inventory dated as of April                  to Form 10-Q for the
                         24, 1996 between Rosenthal &                 quarter ended March 30,
                         Rosenthal, Inc. and the                      1996 and filed on
                         Company.                                     May 15, 1996.

     10.5.4              Security Agreement and                       Incorporated by reference
                         Mortgage - Trademarks dated                  to Form 10-Q for the
                         as of April 24, 1996 between                 quarter ended March 30,
                         Rosenthal & Rosenthal, inc.                  1996 and filed on
                         and the Company.                             May 15, 1996.

     10.5.5              Negative Pledge - Real                       Incorporated by reference
                         property dated as of April                   to Form 10-Q for the
                         24, 1996 between Rosenthal &                 quarter ended March 30,
                         Rosenthal, Inc. and the                      1996 and filed on
                         Company.                                     May 15, 1996.

     10.5.6              Assignment of Leases, Rents                  Incorporated by reference
                         and Security Deposits dated                  to Form 10-Q for the
                         as of April 24, 1996 between                 quarter ended March 30,
                         Rosenthal & Rosenthal, Inc.                  1996 and filed on
                         and the Company.                             May 15, 1996.

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

     10.9                License Agreement dated                      Incorporated by reference
                         November 14, 1991 between                    to Form 8 Amendment to
                         BonJour Group, Ltd., Licensor                Form 10-K for fiscal year
                         and Sanmark-Stardust Inc.,                   ended June 30, 1992 and
                         Licensee.                                    Filed on January 19, 1993.




     Exhibit
     Number              Exhibit                                      Method of Filing
     10.10               Prototype of Contract of                     Incorporated by reference
                         Purchase periodically entered                to Form 10-K for fiscal
                         into between the Company                     year ended June 30, 1993
                         and Sears Roebuck and                        and filed on September 18,
                         Company.                                     1993.




     21                  Subsidiaries of the Company.                 Filed herewith.


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

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this document to be signed on its behalf by the undersigned, thereunto duly authorized.

September 29, 1997

MOVIE STAR, INC.

                                              By:  /s/ MARK M. DAVID
                                                 --------------------------
                                                  MARK M. DAVID, Chairman
                                                  of the Board


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated.


/s/   MARK M. DAVID                   Chairman of the Board; Chief              September 29 , 1997
-----------------------               Executive Officer; Director
MARK M. DAVID

/s/   MELVYN KNIGIN                   President; Chief Operating Officer;       September 29 , 1997
-----------------------               Director
MELVYN KNIGIN

/s/   SAUL POMERANTZ                  Executive Vice President;                 September 29 , 1997
-----------------------               Secretary & Director;
SAUL POMERANTZ                        Principal Financial &
                                      Accounting Officer

/s/   GARY W. KRAT                    Director                                  September  29, 1997
-----------------------
GARY W. KRAT


/s/  JOEL M. SIMON                    Director                                  September  29 , 1997
-----------------------
JOEL M. SIMON

                                  EXHIBIT INDEX


EXHIBIT NO.                           DESCRIPTION

      21                              SUBSIDIARIES OF THE COMPANY

      27                              FINANCIAL DATA SCHEDULE