Form 10-Q
period 1997-09-30
MOVIE STAR INC /NY/
filed 1997-11-14
CIK 93631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  X      Quarterly Report Under Section 13 or 15(d) of the
 ---     Securities Exchange Act of 1934

 For the quarter ended September 30, 1997


 ---     Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

 For the transition period from ______________ to ______________

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

      -------------------------------------------------------------------
     (Former name, former address, and former fiscal year, if changed since last report.)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X          No

      The  number  of  common  shares   outstanding  on  October  31,  1997  was
      13,959,650.

                                MOVIE STAR, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)


                                                                           September 30,             June 30,
                                                                              1997                    1997*
                                                                           -------------           ------------
                                                                           (Unaudited)

                                                           Assets
Current assets
  Cash                                                                       $   604                   $ 3,035
  Receivables, net of allowances                                               8,945                     4,147
  Inventory (Note 3)                                                          18,083                    16,638
  Deferred income taxes                                                        2,291                     2,291
  Prepaid expenses and other
   current assets                                                                343                       205
                                                                             -------                   -------
         Total current assets                                                 30,266                    26,316

Property, plant and equipment (net)                                            4,184                     4,262
Other assets                                                                   1,588                     1,661
Deferred income taxes                                                          1,718                     1,718
                                                                             -------                   -------
         Total assets                                                        $37,756                   $33,957
                                                                             =======                   =======



                                            Liabilities and Stockholders' Equity

Current liabilities
  Notes payable                                                              $ 3,334                   $     -
  Current maturities of long-term debt                                            66                        73
  Accounts payable and accrued expenses                                        7,928                     7,607
                                                                             -------                   -------
         Total current liabilities                                            11,328                     7,680
                                                                             -------                   -------


Long-term debt                                                                22,322                    22,336
                                                                             -------                   -------

Commitments and Contingencies                                                      -                         -

Stockholders' equity
  Common stock                                                                   160                       160
  Additional paid-in capital                                                   3,731                     3,731

  Retained earnings                                                            3,833                     3,668
                                                                             -------                   -------
                                                                               7,724                     7,559

 Less: Treasury stock, at cost                                                 3,618                     3,618
                                                                             -------                   -------
         Total stockholders' equity                                            4,106                     3,941
                                                                             -------                   -------
Total liabilities and stockholders' equity                                   $37,756                   $33,957
                                                                             =======                   =======


* Derived from audited financial statements.

See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)



                                                                                 Three Months Ended
                                                                                    September 30,
                                                                          1996                       1997
                                                                        ---------                 ----------
Net sales                                                                $15,202                    $12,894

Cost of sales (Note 3)                                                    10,918                      9,609
                                                                         -------                    -------
Gross profit                                                               4,284                      3,285

Selling, general and administrative
 expenses                                                                  3,425                      3,171
                                                                         -------                    -------
Income from operations                                                       859                        114

Gain on purchase of subordinated debentures
 (Note 4)                                                                      -                       (560)

Interest expense                                                             694                        737
                                                                         -------                    -------
Net income (loss)                                                        $   165                    $   (63)
                                                                         =======                    =======
Net income (loss) per share                                              $   .01                    $     -
                                                                            ====                       ====
Weighted average number of shares
 outstanding                                                              13,960                     13,960
                                                                         =======                    =======


See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)



                                                                                       Three Months Ended September 30,
                                                                                        1997                        1996
                                                                                    -----------                 -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                 $   165                      $   (63)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
     Depreciation and amortization                                                      157                          180
     Gain on purchase of subordinated debentures                                          -                         (560)
     Other                                                                                -                            6
  (Increase) decrease in operating assets:
     Receivables                                                                     (4,798)                        (630)
     Inventory                                                                       (1,445)                      (1,889)
     Prepaid expenses and other current assets                                         (138)                        (124)
     Other assets                                                                        36                          (14)
   Increase in operating liabilities:
     Accounts payable and accrued expenses                                              321                          778
                                                                                    -------                      -------
       Net cash used in operating activities                                         (5,702)                      (2,316)
                                                                                    -------                      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                            (42)                         (50)
                                                                                    -------                      -------
       Net cash used in investing activities                                            (42)                         (50)
                                                                                    -------                      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt and capital lease obligations                             (21)                        (757)
  Net proceeds from revolving line of credit                                          3,334                        1,458
                                                                                     ------                      -------
       Net cash provided by financing activities                                      3,313                          701
                                                                                     ------                      -------
NET DECREASE IN CASH                                                                 (2,431)                      (1,665)
CASH, beginning of period                                                             3,035                        2,283
                                                                                    -------                      -------
CASH, end of period                                                                 $   604                      $   618
                                                                                    =======                      =======


                                                                    (Continued)

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)



                                                                                       Three Months Ended September 30,
                                                                                        1997                        1996
                                                                                     ----------                  -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
   Cash paid during period for:
     Interest                                                                       $   101                      $   170
                                                                                    =======                      =======
     Income taxes (net of refunds received)                                         $    (1)                     $   (17)
                                                                                    =======                      =======



SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
   Increase in long-term debt for interest paid in kind                             $     -                      $   217
   Decrease in accrued liabilities for interest paid in kind                              -                         (217)
                                                                                    -------                      -------
                                                                                    $     -                      $     -
                                                                                    =======                      =======


                                                                  (Concluded)


See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and the results of operations for the interim periods presented and cash flows for the three months ended September 30, 1997 and 1996, respectively.

     The condensed consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's year-end consolidated financial statements. The year- end condensed consolidated balance sheet was derived from the Company's audited financial statements. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in the 1997 Annual Report on Form 10-K.

2. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

3. Certain items included in these statements are based upon estimates. The cost of sales is determined utilizing estimated gross profit rates. The calculation of the actual cost of sales is predicated upon a physical inventory taken at the end of each fiscal year.



          An approximate breakdown of the inventory in thousands is as follows:





                                      September 30,             June 30,
                                          1997                    1997
                                        ---------               -------

            Raw materials               $  3,476                $  5,503
            Work-in-process                2,516                   2,806
            Finished goods                12,091                   8,329
                                        ----------              ----------
                                         $18,083                 $16,638
                                        ==========              ==========

4. During September 1996, the Company purchased $1,320,000 in principal amount of its 12.875% subordinated debentures. As a result of the transaction, the Company recorded a pre-tax gain of $560,000, net of related costs, in the first quarter of fiscal 1997. The Company reduced its mandatory sinking fund requirements due in October 1996 with these debentures.

5. In October 1997, the Company purchased $500,000 in principal amount of its 12.875% subordinated debentures. As a result of the transaction, the Company will record a pre-tax gain of $94,000, net of related costs, in the second quarter of fiscal 1998. The Company will further reduce its mandatory sinking fund requirements due in October 1999 with these debentures.

6. In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which is effective for the Company for the year ended June 30, 1999. SFAS No. 131 requires disclosure about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to shareholders. The new standard also requires that the Company report certain information about their products and services, the geographic areas in which they operate, and major customers. The Company has not yet determined the impact of the adoption of SFAS No. 131.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion contains certain forward-looking statements with respect to anticipated results, which are subject to a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are: business conditions and growth in the Registrant's industry; general economic conditions; the addition or loss of significant customers; the loss of key personnel; product development; competition; foreign government regulations; fluctuations in foreign currency exchange rates; rising costs of raw materials and the unavailability of sources of supply; the timing of orders placed by the Registrant's customers; and the risk factors listed from time to time in the Company's SEC reports .

Results of Operations

Net sales for the three months ended September 30, 1997 increased by 17.9% to $15,202,000 from $12,894,000 in the comparable period in 1996. The increase in sales resulted from higher sales in the intimate apparel division and the retail division of approximately $2,073,000 and $366,000 respectively, offset partially by a decrease in other business. Net sales in the intimate apparel division increased to $13,104,000 due to the Company's refocused efforts in creating new designs and competitive products for its customers. Net sales in the Company's retail division increased to $2,084,000 primarily due to an expanded product line, which includes higher priced brand named products.

The gross profit percentage increased to 28.2% for the three months ended September 30, 1997 from 25.5% in the similar period in 1996. The gross margin in the Company's intimate apparel division increased to 28.2% in 1997 from 26.0% in the similar period in 1996. The higher margins in the intimate apparel division resulted primarily from the Company's decision to shift a significant portion of its production to Mexico-based contractors and, to a lesser extent, the elimination of certain problems the Company had in the prior year with the quality of certain of its imported finished goods (discussed below). The shift in production to Mexico-based contractors allows the Company to take advantage of lower duty rates that result from the North American Free Trade Agreement and shorter lead times associated with the raw materials that are available in Mexico. The proximity of the Mexico-based contractors also enables the Company's senior management to more easily monitor the production of these products. The gross margin for the retail division increased to 28.1% for 1997 as compared to 22.9% in the similar period in 1996. The higher margins in the retail division resulted primarily from lower markdowns taken in the current three-month period as compared to the same period in the prior year.

At the end of fiscal 1996 and extending into the second quarter of fiscal 1997, the Company continued to encounter problems with its imported finished goods. In certain instances, after taking delivery of the goods, the Company was required to correct manufacturing defects before shipping the merchandise to one of the Company's customers. Although no loss of sales was attributable to the poor quality merchandise, the Company incurred costs of approximately $400,000 associated with correcting the quality problems, which had a negative impact on the financial results for fiscal 1997. In fiscal

1997, the Company replaced the senior personnel responsible for its import department and hired two employees located in the Far East to supervise the production of its products. In addition, the Company is now purchasing its products from different manufacturers than it has in the past.

Selling, general and administrative expenses increased by $254,000 to $3,425,000 for the three months ended September 30, 1997 as compared to 1996. This increase resulted from increases in general overhead expenses.

Income from operations increased to $859,000 for the three months ended September 30, 1997, from $114,000 for the similar period in 1996. This increase in income from operations was due to higher margins partially offset by an increase in selling, general and administrative expenses. The Company's retail division had a loss from operations of $93,000 for the three months ended September 30, 1997 as compared to a loss from operations of $203,000 for the similar period in 1996. The operational results for the retail division are based on direct operating expenses and do not include any indirect corporate overhead.

In September 1996, the Company purchased $1,320,000 in principal amount of its 12.875% subordinated debentures to meet a sinking fund payment due in October 1996. As a result of the transaction, the Company recorded a pre-tax gain of $560,000, net of related costs, in the first quarter of fiscal 1997.

Interest expense for the three months ended September 30, 1997 decreased by $43,000 from the comparable period in 1996 primarily due to the purchase of a portion of the Company's 12.875% subordinated debentures.

The Company did not provide for an income tax provision or benefit for the three months ended September 30, 1997 and 1996.

The Company had net income of $165,000 for the three months ended September 30, 1997 as compared to a net loss of $63,000 for the same period in 1996. This improvement was due to higher margins and lower interest costs offset partially by an increase in selling, general and administrative expenses.


Liquidity and Capital Resources

For the three months ended September 30, 1997, the Company's working capital increased by $302,000 to $18,938,000, principally from operating profits.

During the three months ended September 30, 1997, the Company used $5,702,000 in its operations, $42,000 for the purchase of fixed assets and $21,000 for the repayment of long-term debt. A decrease in cash of $2,431,000 and an increase in short-term borrowings of $3,334,000 principally funded these activities.

Receivables at September 30, 1997 increased by $4,798,000 to $8,945,000 from $4,147,000 at June 30, 1997. This increase is due to normal seasonal shipping fluctuations within the period, for the Company's intimate apparel division.

Inventory at September 30, 1997 increased by $1,445,000 to $18,083,000 from $16,638,000 at June 30, 1997. This increase in both the intimate apparel and retail divisions resulted from the normal fluctuation in sales during the July through December period. The inventory for the retail division also increased as a result of the early receipt of goods due to favorable buying opportunities and an expanded product line that includes higher priced brand named products.

In October 1996, the Company consummated an agreement with holders of $10,187,000 of the Company's outstanding 12.875% unsecured subordinated debentures ("Restructured Bonds"). The holders of the Restructured Bonds exchanged such bonds for the issuance of an equivalent principal amount of a new series of notes bearing interest at a rate of 8% per annum, payable semi-annually (April 1 and October 1) which are senior to the 12.875% debentures ("New Senior Notes"). Additionally, the holders of the Restructured Bonds deferred the receipt of interest due April 1, 1996 (approximately $656,000) and October 1, 1996 (approximately $434,000). The Company paid the interest due on the remaining 12.875% debentures. The holders of the Restructured Bonds have also accepted New Senior Notes in exchange for the April 1, 1996 and October 1, 1996 deferred interest related to the Restructured Bonds. The aggregate principal amount of the New Senior Notes approximates $11,276,500. The New Senior Notes do not provide for any amortization of principal and mature on September 1, 2001. As a result of the exchange, the Company applied the entire principal amount of the Restructured Bonds acquired by the Company of $10,187,000 to its mandatory annual sinking fund payments through October 1999. The Company's obligation to make mandatory sinking fund payments on the 12.875% debentures will resume in October 1999. The aggregate principal indebtedness of the New Senior Notes and the 12.875% subordinated debentures after the exchange is approximately $22,209,000.

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

In September 1996, the Company delivered $3,750,000 of its 12.875% subordinated debentures that it had previously acquired to the Indenture Trustee, in lieu of making the mandatory sinking fund payment due October 1, 1996 in cash.

The Company does not anticipate making any additional purchases of its stock and anticipates that capital expenditures for fiscal 1998 will be less than $500,000.

In October 1997, the Company purchased $500,000 in principal amount of its 12.875% subordinated debentures. As a result of the transaction, the Company will record a pre-tax gain of $94,000, net of related costs, in the second quarter of fiscal 1998. The Company will further reduce its mandatory sinking fund requirements due in October 1999 by the principal amount of these debentures. Depending on price and availability, the Company may seek to purchase an additional portion of its outstanding 12.875% debentures to further reduce its sinking fund obligation and reduce interest expense.

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

Continued Stock Exchange Listing

The Company has been advised by the American Stock Exchange that, in view of the Company's recent financial performance, it has determined to defer further consideration of the Company's continued listing eligibility, subject to routine periodic reviews of the Company's filings with the Securities and Exchange Commission.

              SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE
                    SECURITIES LITIGATION REFORM ACT OF 1995



Except for historical information contained herein, this Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties. The Company's actual results or outcomes may differ materially from those anticipated. Important factors that the Company believes might cause differences are discussed in the cautionary statement under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q. In assessing forward-looking statements contained herein, readers are urged to carefully read those statements.

PART II            Other Information

Item 1   -    Legal proceedings - Not Applicable

Item 2   -    Changes in Securities - Not Applicable

Item 3   -    Defaults Upon Senior Securities - Not Applicable

Item 4   -    Submission of Matters to a Vote of Security Holders - None

Item 5   -    Other Information - None

Item 6   -    (a) Exhibits
                    27.   Financial Data Schedule

              (b) Form 8-K Report - None


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                     MOVIE STAR, INC.


                                                     By: /s/ MARK M. DAVID
                                                       -----------------------
                                                            MARK M. DAVID
                                                     Chairman of the Board;
                                                     Chief Executive Officer


                                                     By: /s/ SAUL POMERANTZ
                                                       -----------------------
                                                            SAUL POMERANTZ
                                                     Executive Vice President;
                                                     Chief Financial Officer


November 14, 1997

EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION

27                       Financial Data Schedule