Form 10-Q/A
period 1997-09-30
MOVIE STAR INC /NY/
filed 1997-11-17
CIK 93631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A*

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

     [*Explanatory Note: This Form 10-Q/A is being filed to correct a typographical error in the Consolidated Condensed Statements of Operations (Unaudited) accompanying the original Form 10-Q. The typographical error consisted of the transposition of the years 1996 and 1997 at the top of the columns for the Three Months Ended September 30.]

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

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)



                                                                                 Three Months Ended
                                                                                    September 30,
                                                                          1997                       1996
                                                                        ---------                 ----------
Net sales                                                                $15,202                    $12,894

Cost of sales (Note 3)                                                    10,918                      9,609
                                                                         -------                    -------
Gross profit                                                               4,284                      3,285

Selling, general and administrative
 expenses                                                                  3,425                      3,171
                                                                         -------                    -------
Income from operations                                                       859                        114

Gain on purchase of subordinated debentures
 (Note 4)                                                                      -                       (560)

Interest expense                                                             694                        737
                                                                         -------                    -------
Net income (loss)                                                        $   165                    $   (63)
                                                                         =======                    =======
Net income (loss) per share                                              $   .01                    $     -
                                                                            ====                       ====
Weighted average number of shares
 outstanding                                                              13,960                     13,960
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

              SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE
                    SECURITIES LITIGATION REFORM ACT OF 1995



Except for historical information contained herein, this Report on Form 10-Q/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties. The Company's actual results or outcomes may differ materially from those anticipated. Important factors that the Company believes might cause differences are discussed in the cautionary statement under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q/A. In assessing forward-looking statements contained herein, readers are urged to carefully read those statements.

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