Form 10-Q
period 1997-12-31
MOVIE STAR INC /NY/
filed 1998-02-12
CIK 93631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       Quarterly Report Under Section 13 or 15(d) of the
  X    Securities Exchange Act of 1934

       For the quarter ended December 31, 1997


       Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

      For the transition period from ____________ to ____________

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

   -------------------------------------------------------------------------
     (Former name, former address, and former fiscal year, if changed since last report.)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X          No

      The  number  of  common  shares   outstanding  on  January  30,  1997  was
      14,116,982.

                                MOVIE STAR, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)


                                                                          December 31,                 June 30,
                                                                             1997                       1997*
                                                                          (Unaudited)

                                                           Assets
Current assets
  Cash                                                                      $ 3,842                   $ 3,035
  Receivables, net of allowances                                              8,570                     4,147
  Inventory (note 3)                                                         12,148                    16,638
  Deferred income taxes                                                       2,291                     2,291
  Prepaid expenses and other
   current assets                                                               131                       205
                                                                             -------                   -------

         Total current assets                                                26,982                    26,316

Property, plant and equipment (net) (note 5)                                  3,596                     4,262
Other assets                                                                  1,490                     1,661
Deferred income taxes                                                         1,718                     1,718
                                                                             -------                   -------

         Total assets                                                       $33,786                   $33,957
                                                                             =======                   =======



                                            Liabilities and Stockholders' Equity

Current liabilities
  Notes payable                                                              $    -                   $     -
  Current maturities of long-term debt                                           62                        73
  Accounts payable and accrued expenses                                       6,450                     7,607
                                                                             -------                   -------
         Total current liabilities                                            6,512                     7,680
                                                                             -------                   -------


Long-term debt                                                               21,449                    22,336
                                                                             -------                   -------

Commitments and Contingencies

Stockholders' equity
  Common stock                                                                  161                       160
  Additional paid-in capital                                                  3,789                     3,731

  Retained earnings                                                           5,493                     3,668
                                                                             -------                   -------
                                                                              9,443                     7,559

 Less: Treasury stock, at cost                                                3,618                     3,618
                                                                             -------                   -------

         Total stockholders' equity                                           5,825                     3,941
                                                                             -------                   -------

Total liabilities and stockholders' equity                                  $33,786                   $33,957
                                                                             =======                   =======




* Derived from audited financial statements.

See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)



                                                                           Three Months Ended    Six Months Ended
                                                                              December 31,         December 31,
                                                                             1997     1996       1997       1996
                                                                           -------   --------   -------    -------
Net sales                                                                  $22,737   $22,133    $37,939    $35,027

Cost of sales (note 3)                                                      16,248    16,388     27,166     25,997
                                                                           -------   -------    -------    -------

Gross profit                                                                 6,489     5,745     10,773      9,030

Selling, general and administrative
 expenses                                                                    4,142     3,693      7,567      6,864
                                                                           -------   -------    -------    -------

Income from operations                                                       2,347     2,052      3,206      2,166

Gain on purchase of subordinated debentures
  and senior notes (note 4)                                                    (98)        -        (98)      (560)


Interest expense                                                               785       772      1,479      1,509
                                                                           -------   -------    -------    -------

Net Income                                                                 $ 1,660   $ 1,280    $ 1,825    $ 1,217
                                                                           =======   =======    =======    =======

Basic net income per share (note 6)                                           $.12      $.09       $.13       $.09
                                                                              ====      ====       ====       ====
Dilutive net income per share (note 6)                                        $.11      $.08       $.12       $.08
                                                                              ====      ====       ====       ====
Weighted average number of shares
 outstanding (note 6)                                                       14,004    13,960     13,982     13,960
                                                                            ======    ======     ======     ======


See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)



                                                                                            Six Months Ended December 31,
                                                                                             1997                1996
                                                                                           ---------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                               $ 1,825             $ 1,217
 Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                                                             308                 369
      Gain on purchase of subordinated debentures and
      senior notes                                                                             (98)               (560)
     Loss on sale of fixed assets                                                                -                  43
   (Increase) decrease in operating assets:
     Receivables                                                                            (4,423)                 10
     Inventory                                                                               4,490               2,664
     Prepaid expenses and other current assets                                                  74                 (89)
     Other assets                                                                               87                  35
   Decrease in operating liabilities:
     Accounts payable and accrued expenses                                                  (1,157)             (1,494)
                                                                                           -------             -------

          Net cash provided by operating activities                                          1,106               2,195
                                                                                           -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                   (73)                (82)
  Proceeds from sale of property, plant and equipment                                          500                   -
                                                                                           -------             -------

          Net cash provided by (used in)
            investing activities                                                               427                 (82)
                                                                                           -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt and capital lease obligations                                   (726)               (576)
                                                                                                 -                   -
                                                                                           -------             -------

          Net cash used in financing activities                                               (726)               (576)
                                                                                           -------             -------

NET INCREASE IN CASH                                                                           807               1,537
CASH, beginning of period                                                                    3,035               2,283
                                                                                           -------             -------

CASH, end of period                                                                        $ 3,842             $ 3,820
                                                                                           =======             =======



                                                                       (Cont'd)

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)



                                                                                            Six  Months Ended December 31,
                                                                                             1997                 1996
                                                                                           --------             --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
   Cash paid during period for:
     Interest                                                                              $ 1,406               $ 1,064
                                                                                           =======               =======
     Income taxes (net of refunds received)                                                $    12               $   (13)
                                                                                           =======               =======



SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
   Conversion of long-term debt for common stock                                           $   (59)              $     -
   Issuance of common stock                                                                     59                     -
                                                                                           -------               -------
                                                                                           $     -               $     -
                                                                                           =======               =======


                                                                    (Concluded)







See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




1. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1997 and the results of operations for the interim periods presented and cash flows for the six months ended December 31, 1997 and 1996, respectively.

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

2. The results of operations for the three and six months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

3. Certain items included in these statements are based upon estimates. The cost of sales is determined utilizing estimated gross profit rates. The calculation of the actual cost of sales is predicated upon a physical inventory taken at the end of each fiscal year.

     An  approximate  breakdown of the inventory in thousands is as follows:

                                            December 31,      June 30,
                                               1997             1997
                                            -----------     ------------

            Raw materials                    $  4,412         $  3,816
            Work-in-process                       940            1,950
            Finished goods                      6,796            8,481
                                             ---------        ---------
                                              $12,148          $14,247
                                             =========        =========


4. In October 1997, the Company purchased $500,000 in principal amount of its 12.875% subordinated debentures. As a result of the transaction, the Company recorded a pre-tax gain of $94,000, net of related costs, in the second quarter of fiscal 1998. The Company will further reduce its
     mandatory   sinking  fund  requirement  due  in  October  1999  with  these debentures.

     In November 1997, the Company purchased $300,000 in principal amount of its 8% convertible senior notes. These notes entitled the previous holders to convert the principal amount into 800,000 shares of the Company's common stock. As a result of the transaction, the Company recorded a pre-tax gain of $4,000, net of related costs, in the second quarter of fiscal 1998. Also in the second quarter of fiscal 1998, certain individuals affiliated with the Company purchased $278,500 in principal amount of the 8% convertible senior notes due September 1, 2001.

     In December 1997, holders of $59,000 in principal amount of the 8% convertible senior notes converted their notes into approximately 157,000 shares of common stock.

     During September 1996, the Company purchased $1,320,000 in principal amount of its 12.875% subordinated debentures. As a result of the transaction, the Company recorded a pre-tax gain of $560,000, net of related costs, in the first quarter of fiscal 1997. The Company reduced its mandatory sinking fund requirement due in October 1996 with these debentures.

     In February 1998, the Company purchased $156,000 in principal amount of its 12.875% subordinated debentures. As a result of this transaction, the Company will record a pre-tax gain of $21,000, net of related costs in the third quarter of fiscal 1998. The Company will further reduce its mandatory sinking fund requirement due in October 1999 by the principal amount of these debentures.

5. During the second quarter of fiscal 1998, the Company sold two non-operating manufacturing facilities located in Georgia for an aggregate of $500,000. The Company did not recognize a gain or loss on these transactions.

6. Net Income Per Share- Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." As required by SFAS No. 128, all net income per share have been restated to present Basic and Diluted Net Income Per Share. The Company's calculation of Basic and Diluted Net Income Per Share are as follows (in thousands, except per share amounts):

                                                                           Three Months Ended    Six Months Ended
                                                                              December 31,         December 31,
                                                                             1997     1996       1997       1996
                                                                           -------   --------   -------    -------
Basic Net Income Per Share:
Net Income to Common Stockholders                                          $1,660    $1,280     $1,825     $1,217
Weighted Average Shares Outstanding                                        14,004    13,960     13,982     13,960
Basic Net Income Per Share                                                   $.12      $.09       $.13       $.09
                                                                             ====      ====       ====       ====
Diluted Net Income Per Share:

Net Income to Common Stockholders                                          $1,660    $1,280     $1,825     $1,217
Plus: Interest Expense on 8% Convertible Senior Notes                          10        14         24         29
                                                                           ------    -------    -------    -------
Adjusted Net Income                                                        $1,670    $1,294     $1,849     $1,246
                                                                           ======    =======    =======    =======
Weighted Average Shares Outstanding                                        14,004    13,960     13,982     13,960
Plus: Shares Issuable Upon Conversion of
      8% Convertible Senior Notes                                           1,589     1,908      1,749      1,908
                                                                           ------    -------    -------    -------
Diluted Weighted Average Shares Outstanding                                15,593    15,868     15,731     15,868
                                                                           ======    =======    =======    =======
Diluted Net Income Per Share                                                 $.11      $.08       $.12       $.08
                                                                             ====      ====       ====       ====
Shares of potential exercisable stock options are
not included in the Diluted Net Income Per Share
calculation because they are considered antidilutive.

7. In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which is effective for the Company for the year ended June 30, 1999. SFAS No. 131 requires disclosure about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to shareholders. The new standard also requires that the Company report certain information about their products and services, the geographic areas in which they operate, and major customers. The Company has not yet determined the impact of the adoption of SFAS No. 131.

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

Results of Operations

Net sales for the three months ended December 31, 1997 increased by 2.7% to $22,737,000 from $22,133,000 in the comparable period in 1996. The increase in sales resulted from higher sales in the intimate apparel division and the retail division of approximately $622,000 and $232,000 respectively, offset partially by a decrease in other business. Net sales in the intimate apparel division increased to $18,427,000 due to the Company's refocused efforts in creating new designs and competitive products for its customers. Net sales in the Company's retail division increased to $4,316,000 primarily due to an expanded product line, which includes higher priced brand named products.

Net sales for the six months ended December 31, 1997 increased by 8.3% to $37,939,000 from $35,027,000 in the comparable period in 1996. The increase in sales resulted from higher sales in the intimate apparel division and the retail division of approximately $2,695,000 and $598,000 respectively, offset partially by a decrease in other business. Net sales in the intimate apparel division and the retail division increased to $31,531,000 and $6,400,000 respectively. These increases were attributable to the same factors as for the three months discussed above.

The gross profit percentage increased to 28.5% for the three months ended December 31, 1997 from 26.0% in the similar period in 1996. The gross margin in the Company's intimate apparel division increased to 26.8% for the three months ended December 31, 1997 from 23.0% in the similar period in 1996. The higher margins in the intimate apparel division resulted primarily from the continued implementation of the Company's decision to shift a significant portion of its production to Mexico-based contractors and, to a lesser extent, the elimination of certain problems with the quality of specific items of its imported finished goods (discussed below) which the Company had in the prior year. The shift in production to Mexico-based contractors enables the Company to take advantage of lower duty rates that result from the North American Free Trade Agreement and shorter lead times associated with the raw materials that are available in Mexico. The proximity of the Mexico-based contractors also affords the Company's senior management the opportunity to more easily monitor the production of these products. The gross margin for the retail division decreased to 35.8% for the three months ended December 31, 1997 as compared to 37.6% in the similar period in 1996. The lower margins in the retail division resulted primarily from higher markdowns taken in the current three-month period as compared to the same period in the prior year.

The gross profit percentage increased to 28.4% for the six months ended December 31, 1997 from 25.8% in the similar period in 1996. The gross margin in the Company's intimate apparel division increased to 27.4% from 24.2% in the similar period in 1996. The higher margins in the intimate apparel division resulted from the above-mentioned shift in production to Mexico and the elimination of certain problems the Company had in the prior year. The gross margin for the retail division was 33.3% for the six months ended December 31, 1997 and 1996.

At the end of fiscal 1996 and extending into the second quarter of fiscal 1997, the Company continued to encounter problems with certain of its imported finished goods. After taking delivery of these goods, the Company was required to correct manufacturing defects before shipping the merchandise to one of the Company's customers. Although there was no loss of sales attributable to this merchandise, the Company incurred additional costs of approximately $400,000 associated with correcting the quality problems, which had a negative impact on the financial results for fiscal 1997. In fiscal 1997, the Company replaced the senior personnel responsible for its import department and hired new employees located in the Far East to supervise the production of its products. In addition, the Company is now purchasing its products from different Far East manufacturers.

Selling, general and administrative expenses increased by $449,000 to $4,142,000 for the three months ended December 31, 1997 as compared to the similar period in 1996. This increase resulted from increases in salary expenses and salary related costs of $261,000 and sales related expenses, including commissions of $71,000, along with a net increase in other general overhead expenses.

Selling, general and administrative expenses increased by $703,000 to $7,567,000 for the six months ended December 31, 1997 as compared to the similar period in 1996. This increase resulted from increases in salary expenses and salary related costs of $387,000 and sales related expenses, including commissions of $164,000 and advertising costs of $129,000, along with a net increase in other general overhead expenses.

Income from operations increased to $2,347,000 and $3,206,000 for the three and six months ended December 31, 1997, from $2,052,000 and $2,166,000 for the similar periods in 1996. These increases were due to higher sales and margins partially offset by an increase in selling, general and administrative expenses. The Company's retail division had income from operations of $752,000 and $659,000 for the three and six months ended December 31, 1997 as compared to income from operations of $867,000 and $663,000 for the similar periods in 1996. The operational results for the retail division are based on direct operating expenses and do not include any indirect corporate overhead.

In October 1997, the Company purchased $500,000 in principal amount of its 12.875% subordinated debentures. As a result of the transaction, the Company recorded a pre-tax gain of $94,000, net of related costs, in the second quarter of fiscal 1998. The Company will further reduce its mandatory sinking fund requirements due in October 1999 by the principal amount of these debentures.

In November 1997, the Company purchased $300,000 in principal amount of its 8% Convertible Senior Notes due September 1, 2001. These Notes entitled the previous holders to convert the principal amount into 800,000 shares of the Company's common stock, par value $.01. As a result of the transaction, the Company recorded a pre-tax gain of $4,000, net of related costs, in the second quarter of fiscal 1998.

In September 1996, the Company purchased $1,320,000 in principal amount of its 12.875% subordinated debentures to meet a sinking fund payment due in October 1996. As a result of the transaction, the Company recorded a pre-tax gain of $560,000, net of related costs, in the first quarter of fiscal 1997.

Interest expense for the three months ended December 31, 1997 increased by $13,000 from the comparable period in 1996. Interest expense for the six-month period ended December 31, 1997 decreased by $30,000 from the comparable period in 1996.

The Company did not provide for an income tax provision or benefit for the three and six months ended December 31, 1997 and 1996.

As a result of the above, net income was $1,660,000 and $1,825,000 for the three and six months ended December 31, 1997 as compared to net income of $1,280,000 and $1,217,000 for the same period in 1996. This improvement was primarily due to higher sales and margins offset partially by an increase in selling, general and administrative expenses and a larger gain on the purchase of subordinated debentures in the prior year.


Liquidity and Capital Resources

For the six months ended December 31, 1997, the Company's working capital increased by $1,834,000 to $20,470,000, principally from profitable operations and the sale of non-operating facilities offset by the purchase of fixed assets and payments on and purchases of long-term debt.

During the six months ended December 31, 1997, cash increased by $807,000. Net cash provided by operations was $1,106,000. The Company used cash of $73,000 for the purchase of fixed assets and $726,000 for the payments on and purchases of long-term debt. These activities were funded by profitable operations and from the proceeds of the sale of certain non-operating plant facilities of $500,000.

Receivables at December 31, 1997 increased by $4,423,000 to $8,570,000 from $4,147,000 at June 30, 1997. This increase is due to normal seasonal shipping fluctuations within the period for the Company's intimate apparel division.

Inventory at December 31, 1997 decreased by $4,490,000 to $12,148,000 from $16,638,000 at June 30, 1997. This decrease reflects normal reductions in both the intimate apparel and the retail inventory, which results from historically higher sales during the July through December period as compared to the January through June period.

In October 1996, the Company consummated an agreement with holders of $10,187,000 in principal amount of the Company's outstanding 12.875% unsecured subordinated debentures ("Restructured Bonds"). The holders of the Restructured Bonds exchanged such bonds for the issuance of an equivalent principal amount of a new series of notes bearing interest at a rate of 8% per annum, payable semi-annually (April 1 and October 1) which are senior to the 12.875% debentures ("New Senior Notes"). Additionally, the holders of the Restructured Bonds deferred the receipt of interest due April 1, 1996 (approximately $656,000) and October 1, 1996 (approximately $434,000). The Company paid the interest due on the remaining 12.875% debentures. The holders of the Restructured Bonds accepted

New Senior Notes in exchange for the April 1, 1996 and October 1, 1996 deferred interest related to the Restructured Bonds. Upon completion of the restructuring, the aggregate principal amount of the New Senior Notes approximated $11,276,500. The New Senior Notes do not provide for any amortization of principal and mature on September 1, 2001. As a result of the exchange, the Company applied the entire principal amount of $10,187,000 acquired by the Company to its mandatory annual sinking fund payments through October 1999. The Company's obligation to make mandatory sinking fund payments on the 12.875% debentures will resume in October 1999. The aggregate principal indebtedness of the New Senior Notes and the 12.875% subordinated debentures remaining after the exchange and subsequent purchases by the Company is approximately $21,350,000.

The New Senior Notes carried the right to convert up to approximately $716,000 of the Notes into 1,908,000 shares of the Company's common stock at a price of $0.375 per share (see below). In addition, the holders of the New Senior Notes have the right to designate a representative to attend all meetings of the Company's Board of Directors and Compensation Committee.

In November 1997, the Company purchased $300,000 in principal amount of its 8% Convertible Senior Notes due September 1, 2001. These Notes entitled the previous holders to convert the principal amount into 800,000 shares of the Company's common stock, par value $.01. As a result of the transaction, the Company recorded a pre-tax gain of $4,000, net of related costs, in the second quarter of fiscal 1998. Also in the second quarter of fiscal 1998, certain individuals affiliated with the Company purchased $278,500 in principal amount of the 8% Convertible Senior Notes due September 1, 2001. The Notes purchased by the affiliates entitle the holders to convert the principal amount into approximately 742,667 shares of the Company's common stock, par value $.01. The purchasing affiliates have agreed to convert the Notes no later than March 31, 1999 and to certain restrictions on the circumstances under which they will be permitted to sell the shares underlying the Notes. The purchasers have also granted the Company the right to purchase the underlying shares at a price equal to 90% of the market price at the time any purchaser is permitted under the agreement to sell the underlying shares in the open market and wishes to do so.

In December 1997, holders of $59,000 in principal amount of the 8% Convertible Senior Notes converted their Notes into approximately 157,000 shares of common stock.

In October 1997, the Company purchased $500,000 in principal amount of its 12.875% subordinated debentures. As a result of the transaction, the Company recorded a pre-tax gain of $94,000, net of related costs, in the second quarter of fiscal 1998. The Company will further reduce its mandatory sinking fund requirements due in October 1999 by the principal amount of these debentures.

During the second quarter of fiscal 1998, the Company sold two non-operating manufacturing facilities located in Georgia for an aggregate of $500,000. The Company did not recognize a gain or loss on these transactions.

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

In February 1998, the Company purchased $156,000 in principal amount of its 12.875% subordinated debentures. As a result of this transaction, the Company will record a pre-tax gain of approximately $21,000, net of related costs in the third quarter of fiscal 1998. The Company will further reduce its mandatory sinking fund requirements due in October 1999 by the principal amount of these debentures. The remaining principal amount due on the October 1999 sinking fund requirement is $287,000. Depending on price and availability, the Company may seek to purchase an additional portion of its outstanding 12.875% debentures to further reduce its sinking fund obligation and reduce interest expense.

The Company has a secured revolving line of credit of up to $13,500,000, through June 1999, to cover the Company's projected needs for operating capital and letters of credit to fund the purchase of imported goods. Direct borrowings under this line bear interest at the annual rate of 2.5% above the prime rate of Chase Manhattan Bank through June 1998 and 2.0% above the prime rate of Chase Manhattan Bank through June 1999. Availability under the line of credit is subject to certain agreed upon formulas. Under the terms of this financing, the Company has agreed to pledge substantially all of its assets, except the Company's domestic inventory and real property. In April 1996 this credit facility replaced the financing agreements the Company had with two other banks.

Management   believes  the  Company's  available  borrowing  under  its  secured revolving line of credit, along with anticipated internally generated funds, will be sufficient to cover its working capital requirements.

Year 2000

The Company is assessing and updating its computer hardware and software and the programs and procedures that will require modification to become year 2000 compliant. The Company currently anticipates that it will substantially complete the necessary modifications by October 1, 1998. The cost of updating the current computer system to be year 2000 compliant is not expected to be material to the ongoing operations of the Company. The Company has received or is in the process of receiving representations from its software vendors that the software they support for the Company will also be year 2000 compliant.

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

Exhibit
Number                     Exhibit                      Method of Filing

10.5.10            Agreement dated                       Filed herewith.
                   December 24, 1997
                   Amending Financing
                   Agreement dated
                   as of April 24, 1996
                   between Rosenthal
                   & Rosenthal, Inc.
                   and the Registrant.

27                 Financial Data Schedule               Filed herewith.

            (b) Form 8-K Report - None


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                   MOVIE STAR, INC.


                                                   By: /s/ MARK M. DAVID
                                                      -------------------------
                                                      MARK M. DAVID
                                                      Chairman of the Board;
                                                      Chief Executive Officer


                                                   By: /s/ SAUL POMERANTZ
                                                      -------------------------
                                                      SAUL POMERANTZ
                                                      Executive Vice President;
                                                      Chief Financial Officer


February 12, 1998