Form 10-Q
period 1998-03-31
MOVIE STAR INC /NY/
filed 1998-05-14
CIK 93631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       Quarterly Report Under Section 13 or 15(d) of the
    X  Securities Exchange Act of 1934

For the quarter ended March 31, 1998


       Transition Report Pursuant to Section 13 or 15(d) of the
 |_|   Securities Exchange Act of 1934

For the transition period from _________________ to _________________

Commission File Number       1-5893
                         ---------------------------------------------

                               MOVIE STAR, INC.
----------------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

                New York                        13-5651322
----------------------------------------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer
      incorporation or organization)       Identification Number)

                 136 Madison Avenue, New York, N.Y.  10016
---------------------------------------------------------------------
      (Address of principal executive offices)   (Zip Code)

                              (212) 684-3400
---------------------------------------------------------------------
          (Registrant's telephone number, including area code)

---------------------------------------------------------------------
        (Former   name, former address, and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X          No  __

The number of common shares outstanding on April 30, 1998 was 14,116,982.

                                MOVIE STAR, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                                   March 31,          June 30,
                                                    1998                 1997*
                                                 -----------          --------
                                                 (Unaudited)
                                     Assets
Current assets
  Cash                                            $ 5,425             $ 3,035
  Receivables, net of allowances                    6,978               4,147
  Inventory (note 3)                               14,079              16,638
  Deferred income taxes                             2,291               2,291
  Prepaid expenses and other
   current assets                                     403                 205
                                                   -------             -------

         Total current assets                      29,176              26,316

Property, plant and equipment (net) (note 5)        3,554               4,262
Other assets (note 6)                                 935               1,661
Deferred income taxes                               1,718               1,718
                                                   -------             -------

         Total assets                             $35,383             $33,957
                                                  =======             =======

                      Liabilities and Stockholders' Equity

Current liabilities
  Current maturities of long-term debt            $    52             $    73
  Accounts payable and accrued expenses             8,644               7,607
                                                  -------             -------
         Total current liabilities                  8,696               7,680
                                                  -------             -------

Long-term debt                                     20,985              22,336
                                                  -------             -------
Commitments and Contingencies                         -                  -

Stockholders' equity
  Common stock                                        161                160
  Additional paid-in capital                        3,789              3,731
  Retained earnings                                 5,370              3,668
                                                  -------            -------
                                                    9,320              7,559

 Less: Treasury stock, at cost                      3,618              3,618
                                                  -------            -------

         Total stockholders' equity                 5,702              3,941
                                                  -------            -------

Total liabilities and stockholders' equity        $35,383            $33,957
                                                  =======            =======


* Derived from audited financial statements.

See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)

                                                     Three Months Ended      Nine Months Ended
                                                            March 31,            March 31,
                                                      1998         1997       1998      1997
                                                    -------      --------    -------  -------
Net sales                                           $12,918      $13,089    $50,857    $48,116

Cost of sales (note 3)                                9,134        9,554     36,300     35,551
                                                    -------      -------    -------     -------

Gross profit                                          3,784        3,535     14,557     12,565

Selling, general and administrative expenses          3,400        3,212     10,967     10,075
                                                    -------      -------    -------    -------

Income from operations                                  384          323      3,590      2,490

Gain on purchases of subordinated debentures
  and senior notes (note 4)                             (59)           -       (157)      (560)

Interest expense                                        566          652      2,045      2,161
                                                    -------      -------     -------    -------

Net income (loss)                                   $  (123)     $  (329)   $ 1,702    $   889
                                                    =======      ========   ========   =======

Basic net income (loss) per share (note 7)            $(.01)       $(.02)      $.12       $.06
                                                      ======        =====      ====       ====
Dilutive net income (loss) per share (note 7)         $(.01)       $(.02)      $.11       $.06
                                                      ======        =====      ====       ====

Basic weighted average number of shares
 outstanding (note 7)                                14,117       13,960     14,029     13,960
                                                     ======       ======     ======     ======







See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                              Nine Months Ended March 31,
                                                                              --------------------------
                                                                                1998              1997
                                                                              ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $ 1,702           $   889
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                                                467               546
     Gain on purchases of subordinated debentures and
      senior notes                                                               (157)             (560)
   (Increase) decrease in operating assets:
     Receivables                                                               (2,831)             (266)
     Inventory                                                                  2,559             1,094
     Prepaid expenses and other current assets                                   (198)              (36)
     Other assets                                                                 (63)               78
   Increase (decrease)in operating liabilities:
     Accounts payable and accrued expenses                                      1,037              (494)
                                                                               -------            -------

          Net cash provided by operating activities                             2,516              1,251
                                                                               -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                     (107)              (113)
  Proceeds from sale of property, plant and equipment                             500                  -
  Proceeds from sale of other assets (interest in building)                       619                  -
                                                                               -------            -------

          Net cash provided by (used in)
           investing activities                                                 1,012               (113)
                                                                               -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on and purchases of long-term debt
   and capital lease obligations                                               (1,138)              (588)
                                                                               -------            -------

         Net cash used in financing activities                                 (1,138)              (588)
                                                                               -------            -------

NET INCREASE IN CASH                                                            2,390                550
CASH, beginning of period                                                       3,035              2,283
                                                                              -------             -------

CASH, end of period                                                           $ 5,425            $ 2,833
                                                                              =======             =======




(Cont'd)

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                                     Nine Months Ended March 31,
                                                                                      1998                1997
                                                                                     ------             --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
   Cash paid during period for:
     Interest                                                                       $1,478               $1,072
                                                                                    ======               ======
     Income taxes (net of refunds received)                                         $   13               $   42
                                                                                    ======               ======



SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
   Conversion of long-term debt for common stock                                    $  (59)              $    -
   Issuance of common stock                                                             59                    -
                                                                                    -------               ------
                                                                                    $    -               $    -
                                                                                    =======              =======

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
   Increase in long-term debt for interest paid in kind                             $    -               $  217
   Decrease in accrued liabilities for interest paid in kind                             -                 (217)
                                                                                    ------                ------
                                                                                    $    -               $    -
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

                                MOVIE STAR, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations for the interim periods presented and cash flows for the nine months ended March 31, 1998 and 1997, respectively.

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

2. The results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

3. Certain items included in these statements are based upon estimates. The cost of sales is determined utilizing estimated gross profit rates. The calculation of the actual cost of sales is predicated upon a physical inventory taken at the end of each fiscal year.

     An approximate breakdown of the inventory is as follows (in thousands):

                                                       March 31,     June 30,
                                                         1998           1997
                                                       --------      --------

    Raw materials                                      $  4,450     $  5,503
    Work-in-process                                       1,479        2,806
    Finished goods                                        8,150        8,329
                                                       --------      -------
                                                        $14,079      $16,638
                                                       ========      =======


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

     In February 1998 and March 1998, the Company purchased $156,000 and $300,000 in principal amount of its 12.875% subordinated debentures, respectively. As a result of these transactions, the Company recorded a pre-tax gain of $59,000, net of related costs, in the third quarter of fiscal 1998. These debentures, along with previously acquired debentures, will be applied to the mandatory sinking fund requirement through October 1999 and will reduce the October 2000 requirement by $13,000.

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

6. In March 1998, the Company sold its interest in a building located in Georgia for approximately $619,000. The Company did not recognize a gain or loss on this transaction.

7. Net Income (Loss) Per Share - Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." As required by SFAS No. 128, all net income (loss) per share have been restated to present Basic and Diluted Net Income (Loss) Per Share. The Company's calculation of Basic and Diluted Net Income (Loss) Per Share are as follows (in thousands, except per share amounts):

                                                            Three Months Ended      Nine Months Ended
                                                                March 31,              March 31,
                                                            1998         1997       1998        1997
                                                           -------      -------    -------    -------
 Basic Net  Income (Loss) Per Share:

 Net Income (Loss) to Common Stockholders                 $  (123)     $   (329)   $ 1,702     $   889
 Basic Weighted Average Shares Outstanding                 14,117        13,960     14,029      13,960
 Basic Net Income (Loss) Per Share                        $  (.01)        $(.02)      $.12        $.06
                                                           =======      ========   =======     =======

 Diluted Net Income (Loss) Per Share:

 Net Income (Loss) to Common Stockholders                $  (123)      $   (329)  $ 1,702      $  889
 Plus: Interest Expense on 8% Convertible Senior Notes        (a)            (a)       31          43
                                                         --------      ---------  -------     -------
 Adjusted Net Income (Loss)                              $  (123)      $   (329)  $ 1,733      $  932
                                                           =======      ========   =======     =======

 Basic Weighted Average Shares Outstanding                14,117         13,960    14,029      13,960
 Plus: Shares Issuable Upon Conversion of
        8% Convertible Senior Notes                           (a)            (a)    1,483       1,908
                                                          -------        -------   ------      ------
 Diluted Weighted Average Shares Outstanding              14,117         13,960    15,512      15,868
                                                          =======       ========   =======     =======
 Diluted Net Income (Loss) Per Share                       $(.01)         $(.02)     $.11        $.06
                                                          ========      ========   =======     =======

     (a) These dilutive securities have been excluded because their effect, if included, would have been antidilutive.

     Shares of potential exercisable stock options are not included in the Diluted Net Income Per Share calculation because they are considered antidilutive.

8. In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which is effective for the Company for the year ended June 30, 1999. SFAS No. 131 requires disclosure about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to shareholders. The new standard also requires that the Company report certain information about their products and services, the geographic areas in which they operate, and major customers. The Company has not yet determined the impact of the adoption of SFAS No. 131.

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

Results of Operations
----------------------

Net sales for the three months ended March 31, 1998 decreased by 1.3% to $12,918,000 from $13,089,000 in the comparable period in 1997. The decrease in sales resulted from lower sales in the intimate apparel division and the retail division of approximately $47,000 and $15,000, respectively, and a decrease in other business. Net sales in the intimate apparel division and the retail division decreased to $11,015,000 and $1,902,000, respectively.

Net sales for the nine months ended March 31, 1998 increased by 5.7% to $50,857,000 from $48,116,000 in the comparable period in 1997. The increase in sales resulted from higher sales in the intimate apparel division and the retail division of approximately $2,648,000 and $583,000, respectively, offset partially by a decrease in other business. Net sales in the intimate apparel division increased to $42,546,000 due to greater demand for the Company's new designs and competitive products. Net sales in the Company's retail division increased to $8,302,000 primarily due to an expanded product line, which includes higher priced brand name products.

The gross profit percentage increased to 29.3% for the three months ended March 31, 1998 from 27.0% in the similar period in 1997. The gross margin in the Company's intimate apparel division increased to 28.9% for the three months ended March 31, 1998 from 26.6% in the similar period in 1997. The higher margins in the intimate apparel division resulted primarily from an improved product mix, better control of product costs and the continued shift of a significant portion of production to Mexico-based contractors. The shift in production to Mexico-based contractors enables the Company to take advantage of lower duty rates that result from the North American Free Trade Agreement and shorter lead times associated with the raw materials that are available in Mexico. The proximity of the Mexico-based contractors also affords the Company's senior management the opportunity to more easily monitor the production of these products. The gross margin for the retail division increased to 31.4% for the three months ended March 31, 1998 as compared to 29.0% in the similar period in 1997. The higher margins in the retail division resulted primarily from lower markdowns taken in the current three-month period as compared to the same period in the prior year.

The gross profit percentage increased to 28.6% for the nine months ended March 31, 1998 from 26.1% in the similar period in 1997. The gross margin in the Company's intimate apparel division increased to 27.8% for the nine months ended March 31, 1998 from 24.8% in the similar period in 1997. The higher margins in the intimate apparel division resulted from the above-mentioned shift in production to Mexico, an improved product mix, better control of product costs and, to a lesser extent, the elimination of certain problems with the quality of specific items of the Company's imported finished goods (discussed below) in the prior year. The gross margin for the retail division increased to 32.9% for the nine months ended March 31, 1998 from 32.2% for the similar period in 1997. The higher margins in the retail division resulted primarily from lower markdowns taken in the current nine-month period as compared to the same period in the prior year.

At the end of fiscal 1996 and extending into the second quarter of fiscal 1997, the Company encountered problems with certain of its imported finished goods. After taking delivery of these goods, the Company was required to correct manufacturing defects before shipping the merchandise to one of the Company's customers. Although there was no loss of sales attributable to this merchandise, the Company incurred additional costs of approximately $400,000 associated with correcting the quality problems, which had a negative impact on the financial results for fiscal 1997. In fiscal 1997, the Company replaced the senior personnel responsible for its import department and hired new employees located in the Far East to supervise the production of its products. In addition, the Company is now purchasing its products from different Far East manufacturers.

Selling, general and administrative expenses increased by $188,000 to $3,400,000 for the three months ended March 31, 1998 as compared to the similar period in 1997. This increase resulted from a more favorable recovery of bad debts in the prior year, which reduced the prior year's expense.

Selling, general and administrative expenses increased by $892,000 to $10,967,000 for the nine months ended March 31, 1998 as compared to the similar period in 1997. This increase resulted from increases in salary expenses and salary related costs of $436,000, commissions of $192,000, advertising costs of $143,000 and a more favorable recovery of bad debts in the prior year, which reduced the prior year's expense by approximately $201,000, partially offset by a net decrease in other general overhead expenses.

Income from operations increased to $384,000 and $3,590,000 for the three and nine months ended March 31, 1998, from $323,000 and $2,490,000 for the similar periods in 1997. The increase for the three months was due to higher gross margins partially offset by an increase in selling, general and administrative expenses. The increase for the nine months was due to higher sales and gross margins partially offset by an increase in selling, general and administrative expenses. The Company's retail division had a loss from operations of $38,000 and income from operations of $621,000 for the three and nine months ended March 31, 1998 as compared to a loss from operations of $61,000 and income from operations of $603,000 for the similar periods in the prior year. The operational results for the retail division are based on direct operating expenses and do not include any indirect corporate overhead.

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

In February 1998 and March 1998, the Company purchased $156,000 and $300,000 in principal amount of its 12.875% subordinated debentures, respectively. As a result of these transactions, the Company recorded a pre-tax gain of $59,000, net of related costs in the third quarter of fiscal 1998.

In September 1996, the Company purchased $1,320,000 in principal amount of its 12.875% subordinated debentures to meet a sinking fund payment due in October 1996. As a result of the transaction, the Company recorded a pre-tax gain of $560,000, net of related costs, in the first quarter of fiscal 1997.

Interest expense decreased by $86,000 and $116,000 for the three and nine-month period ended March 31, 1998, respectively, from the comparable periods in the prior year primarily due to the purchases of a portion of the Company's 12.875% subordinated debentures and lower short-term borrowing charges.

The Company did not provide for an income tax provision or benefit for the three and nine months ended March 31, 1998 and 1997.

The Company recorded a net loss for the three months ended March 31, 1998 of $123,000 as compared to a net loss of $329,000 for the same period in 1997. Net income was $1,702,000 for the nine months ended March 31, 1998 as compared to net income of $889,000 for the same period in 1997. The three-month improvement was due to higher gross margins, lower interest costs and a gain on the purchase of subordinated debentures offset partially by an increase in selling, general and administrative expenses. The increase for the nine months was due to higher sales and gross margins and lower interest costs offset partially by an increase in selling general and administrative expenses and a larger gain on the purchase of subordinated debentures in the prior year.

Liquidity and Capital Resources
--------------------------------

For the nine months ended March 31, 1998, the Company's working capital increased by $1,844,000 to $20,480,000, principally from profitable operations and the sale of non-operating assets offset by the purchases of property, plant and equipment and payments on and purchases of long-term debt.

During the nine months ended March 31, 1998, cash increased by $2,390,000. Net cash provided by operations was $2,516,000. The Company used cash of $107,000 for the purchases of property, plant and equipment and $1,138,000 for the payments on and purchases of long-term debt. These activities were funded by profitable operations and from the proceeds of the sale of certain non-operating assets in the amount of $1,119,000.

Receivables at March 31, 1998 increased by $2,831,000 to $6,978,000 from $4,147,000 at June 30, 1997. This increase is due to normal seasonal shipping fluctuations within the period for the Company's intimate apparel division.

Inventory at March 31, 1998 decreased by $2,559,000 to $14,079,000 from $16,638,000 at June 30, 1997. This decrease reflects normal reductions in both the intimate apparel and the retail inventory, which results from historically higher sales during the July through December period as compared to the January through June period.

During the second quarter of fiscal 1998, the Company sold two non-operating manufacturing facilities located in Georgia for an aggregate of $500,000. The Company did not recognize a gain or loss on these transactions.

In March 1998, the Company sold its interest in a building located in Georgia for approximately $619,000. The Company did not recognize a gain or loss on this transaction.

In October 1996, the Company consummated an agreement with holders of $10,187,000 in principal amount of the Company's outstanding 12.875% unsecured subordinated debentures ("Restructured Bonds"). The holders of the Restructured Bonds exchanged such bonds for the issuance of an equivalent principal amount of a new series of notes bearing interest at a rate of 8% per annum, payable semi-annually (April 1 and October 1) which are senior to the 12.875% debentures ("New Senior Notes"). Additionally, the holders of the Restructured Bonds deferred the receipt of interest due April 1, 1996 (approximately $656,000) and October 1, 1996 (approximately $434,000). The Company paid the interest due on the remaining 12.875% debentures. The holders of the Restructured Bonds accepted New Senior Notes in exchange for the April 1, 1996 and October 1, 1996 deferred interest related to the Restructured Bonds. Upon completion of the restructuring, the aggregate principal amount of the New Senior Notes approximated $11,265,500. The New Senior Notes do not provide for any amortization of principal and mature on September 1, 2001. As a result of the exchange, the Company applied the entire principal amount of $10,187,000 acquired by the Company to its mandatory annual sinking fund payments through October 1999. The Company's obligation to make mandatory sinking fund payments on the 12.875% debentures will resume in October 1999. The aggregate principal indebtedness of the New Senior Notes and the 12.875% subordinated debentures remaining after the exchange and subsequent purchases by the Company is approximately $20,894,000.

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

In December 1997, non-affiliated holders of $59,000 in principal amount of the 8% Convertible Senior Notes converted their Notes into approximately 157,000 shares of common stock.

In October 1997, the Company purchased $500,000 in principal amount of its 12.875% subordinated debentures. As a result of the transaction, the Company recorded a pre-tax gain of $94,000, net of related costs, in the second quarter of fiscal 1998. The Company will further reduce its mandatory sinking fund requirements due in October 1999 by the principal amount of these debentures.

In February 1998 and March 1998, the Company purchased $156,000 and $300,000 in principal amount of its 12.875% subordinated debentures, respectively. As a result of these transactions, the Company recorded a pre-tax gain of approximately $59,000, net of related costs, in the third quarter of fiscal 1998. These debentures along with the previously acquired debentures will be applied to the mandatory sinking fund requirements through October 1999 and the balance of $13,000 will be applied to reduce the October 2000 requirement. Depending on price and availability, the Company may seek to purchase an additional portion of its outstanding 12.875% debentures to further reduce its sinking fund obligation and reduce interest expense.

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

The Company has a secured revolving line of credit of up to $13,500,000, through June 1999, to cover the Company's projected needs for operating capital and letters of credit to fund the purchase of imported goods. Direct borrowings under this line bear interest at the annual rate of 2.5% above the prime rate of Chase Manhattan Bank through June 1998 and 2.0% above the prime rate of Chase Manhattan Bank through June 1999. Availability under the line of credit is subject to certain agreed upon formulas. Under the terms of this financing, the Company has agreed to pledge substantially all of its assets, except the Company's domestic inventory and real property. In April 1996, this credit facility replaced the financing agreements the Company had with two other banks.

Management   believes  the  Company's  available  borrowing  under  its  secured revolving line of credit, along with anticipated internally generated funds, will be sufficient to cover its working capital requirements.

The Company does not anticipate making any additional purchases of its stock and anticipates that capital expenditures for fiscal 1998 will be less than $500,000.

Year 2000
---------

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

PART II       Other Information

Item 1   -    Legal proceedings - Not Applicable

Item 2   -    Changes in Securities - Not Applicable

Item 3   -    Defaults Upon Senior Securities - Not Applicable

Item 4   -    Submission of Matters to a Vote of Security Holders - None

Item 5   -    Other Information - None

Item 6   -    (a) Exhibits

Exhibit
Number               Exhibit                                Method of Filing
--------           ------------------------                 ----------------

10.11              Agreement dated                          Filed herewith.
                   as of December 9,
                   1997 (executed and
                   delivered on March
                   24, 1998) among
                   Melvyn Knigin, Saul
                   Pomerantz, Thomas Rende,
                   Gary W. Krat, Joel M.
                   Simon, Jill Salberg (the
                   "Affiliates") and the
                   Company governing the
                   rights of the Affiliates
                   with respect to the
                   Company's 8% Convertible
                   Senior Notes owned by
                   the Affiliates.

              (b) Form 8-K Report - None


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                   MOVIE STAR, INC.


                                               By: /s/ MARK M. DAVID
                                                  ---------------------
                                                   MARK M. DAVID
                                                   Chairman of the Board;
                                                   Chief Executive Officer


                                               By: /s/ SAUL POMERANTZ
                                                  ------------------------
                                                  SAUL POMERANTZ
                                                  Executive Vice President;
                                                  Chief Financial Officer


May 14, 1998