Form 10-K
period 1998-06-30
MOVIE STAR INC /NY/
filed 1998-09-28
CIK 93631

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                    -----------------------------------------

                                    FORM 10-K
(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For  the fiscal year ended June 30, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of Securities  Exchange
     Act of 1934 [Fee Required]

For the transition period from ___________ to _________

Commission File Number 1-5893

                                MOVIE STAR, INC.
             (Exact name of Registrant as specified in its Charter)


       New York                                             13-5651322
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

 136 Madison Avenue, New York, NY                                10016
-----------------------------------                      --------------------
     (Address of Principal                                    (Zip Code)
        Executive Offices)

Registrant's telephone number including area code  (212) 684-3400

Securities registered pursuant to Section 12(b) of the Act:


Title of each class                 Name of each exchange on which registered
-----------------------------       -----------------------------------------
Common Stock, $.01 par value        American Stock Exchange
$25,000,000 12.875% Debenture       American Stock Exchange
due October 1, 2001

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes     X          No  ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                  Yes    X               No  __________

The aggregate market value of voting stock held by nonaffiliates of the Registrant totalled $4,010,421 on August 31, 1998, based upon the closing price of $0.4375 at the close of trading on August 31, 1998.

As of August 31, 1998, there were 14,116,982 common shares outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

SEE Item 14 with respect to exhibits to this Form 10-K which are incorporated herein by reference to documents previously filed or to be filed by the Registrant with the Commission.

                                MOVIE STAR, INC.
                          1998 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

         PART I                                                 Page No.

         Item 1            Business...............................I-1

         Item 2            Properties.............................I-6

         Item 3            Legal Proceedings......................I-7

         Item 4            Submission of Matters to a
                           Vote of Security Holders.............. I-7

         PART II

         Item 5            Market for Company's Common Stock and
                           Related Stockholder Matters............II-1

         Item 6            Selected Financial Data................II-2

         Item 7            Management's Discussion and Analysis
                           of Financial Condition and
 .                          Results of Operations..................II-3

         Item 8            Financial Statements and
                           Supplementary Data...................   F-1

         Item 9            Disagreements on Accounting and
                           Financial Disclosure...................II-12

         PART III

         Item 10           Executive Officers and Directors
                           of the Company.........................III-1

         Item 11           Executive Compensation.................III-2

         Item 12           Security Ownership of Certain
                           Beneficial Owners and Management.......III-6

         Item 13           Certain Relationships and
                           Related Transactions...................III-7

         PART IV

         Item 14           Exhibits, Financial Statement
                           Schedule and Reports on Form 8-K........IV-1

                                     PART I

ITEM 1.     BUSINESS

(a) The Company, a New York corporation organized in 1935, designs, manufactures, markets and sells an extensive line of ladies' sleepwear, robes, leisurewear, loungewear, panties and daywear; and also operates retail outlet stores under the names Movie Star Factory Stores, Bargain Box Factory Stores, Bobby's Place, Bobby's Menswear and A Little Xtra from Movie Star ("Retail Stores"). During fiscal 1998, the Company exited the men's, women's and children's screen printed tee shirt division. At December 31, 1995, the Company had substantially completed the previously reported divestiture of its Schwabe men's work and leisure shirt division.

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

Between 1992 and 1997, as a result of consolidations in the retail industry, the high cost of domestic manufacturing and difficulties the Company had encountered in engaging reliable offshore contractors and obtaining sufficient quantities of acceptable quality finished products from overseas, the Company experienced a loss of sales to certain of its customers. In fiscal 1998, the Company began to regain a portion of the sales it had lost by creating new designs at competitive prices and by improving on-time delivery and the quality of its products for its customers. The Company has also shifted a large portion of its production to Mexico based contractors and has developed an infrastructure in Mexico that has given the Company greater control over its operations, quality and on-time delivery. The Company maintains an in-house design staff which affords it the flexibility to work with merchandise buyers on fashion design and price points and its domestic manufacturing facilities allow shorter "lead times" in producing certain of its products.

(b) Intentionally omitted.

(c) (i) The Company's products are sold to discount, specialty, national and regional chain, mass merchandise and department stores and direct mail catalog marketers throughout the United States. The prices to consumers for the Company's products range from approximately $3.00 for certain of its panty products to approximately $90.00 for certain other products, such as peignoir sets. The Company's products are sold by in-house sales personnel and outside manufacturer's representatives. Approximately 44% of the Company's sales are made to national chains and mass merchandisers; the balance of the Company's sales are unevenly distributed among discount, specialty, department and regional chain stores, direct mail catalog marketers and to consumers through the Company's Factory Stores. The Company's gross profit on its sales for each of the fiscal years ended June 30, 1998, 1997 and 1996 was approximately 29%, 27% and 20%, respectively.

The Retail Stores sell apparel products manufactured by the Company and other manufacturers at discounted retail prices. Historically, approximately 30% of the sales by these stores have been derived from products supplied by the Company. In fiscal 1996, approximately 44% of the products sold by these stores were supplied by the Company. This increase resulted from the sale by these stores of a substantial amount of the finished goods inventory of the discontinued Schwabe division. In fiscal 1998 and 1997 less than 15% and 20%, respectively, of the products sold by these stores were supplied by the Company. This decrease resulted primarily from the phase out of the Company's popular-priced trade business, the divestiture of the Schwabe division and the Company's decision to broaden the Retail Stores product line. The Retail Stores accounted for approximately 16.6%, 16.7% and 11.5% of total sales of the

Company in fiscal 1998, 1997 and 1996, respectively. This increase in percentage of total sales was due to the reduction in overall sales of the Company's manufactured products in fiscal 1998 and 1997, as compared to 1996, caused primarily by the divestiture of the Schwabe Division. These stores operate at a gross profit above 33%. The Retail Stores division advertises directly to consumers through print, radio and television in the localities in which it operates.

The Company limits the promotion of its products to cooperative advertising in conjunction with its retail customers directed to the ultimate retail consumer of its products.

In addition to its in-house sales force, the Company has, pursuant to various written agreements, since 1976, retained Harold Shatz and Jeffrey Hymowitz and their organization, Domino Industries, Inc. ("Domino"), as a manufacturer's representative. In fiscal 1998, Mr. Shatz effectively discontinued providing his services as a sales executive to the Domino organization and did not wish to resume providing those services. In view of this fact, the Company and Domino agreed to modify their agreement. Under the modification, Domino accepted significantly lower commissions on the net sales attributable to its sales efforts in consideration for the Company's payment of a negotiated fixed fee payable in monthly installments until the expiration of the agreement on December 31, 1998. The Company and Mr. Hymowitz have agreed that Mr. Hymowitz will become an employee of the Company upon the expiration of the agreement. Working closely with the Company, Mr. Hymowitz will continue to sell to certain accounts under the supervision of Mel Knigin, the Company's President and most senior executive in charge of sales and merchandising. In fiscal year 1998 and 1997 approximately 30% of the Company's net sales were attributed to the Domino organization. The Company believes that the loss of its relationship with Mr. Hymowitz would not materially adversely affect the Company because retailers' purchasing decisions are primarily based upon the Company's products. In 1988, Mr. Shatz and Mr. Hymowitz were granted non-qualified options to purchase an aggregate of 133,333 shares of the Company's Common Stock at an exercise price of $2.36 per share. The options granted to Messrs. Shatz and Hymowitz expire on December 12, 1998.

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

The Company increased the amount of finished goods assembled for it by contractors in the Caribbean, Central America and Mexico from approximately 9% in fiscal 1996 to approximately 9% and 34% in Mexico for 1997 and 1998, respectively and to approximately 16% and 13% in the Caribbean and central America for 1997 and 1998, respectively. The increases in Mexico were due to the Company's strategic decision to assemble more of its finished goods in that country in order to take advantage of lower labor costs and lower duty rates resulting from the North American Free Trade Agreement ("NAFTA"). Certain of the raw materials used in the production of the Company's products in Mexico are subject to export limitations under NAFTA, called Tariff Protection Levels ("TPL"), that are similar to quotas. TPL is assigned annually to various categories of textiles and is available on a "first-come first-served" basis to U.S. companies exporting products from Mexico containing the textiles subject to the TPL. In September 1998, for the first time since 1996, when the Company began its efforts to increase production in Mexico, certain of the raw textile materials used in the Company's products reached the maximum annual TPL. As a result, the rate of duty on the Company's products from Mexico shipped to the United States in the last four months of calendar year 1998 will increase from 2.8% of the value of the finished products to 16.6% of that value. The Company is investigating various alternatives to minimize the impact of this increase, including the possibility of deferring the shipment of finished products until the beginning of calendar year 1999 when the full amount of TPL for that year will be available. Although the actual cost to the Company of the increased duty cannot be precisely quantified at this time, the Company believes it will not have a material adverse impact on the Company's financial results for the 1999 fiscal year. In fiscal 1998, approximately 37% of the Company's raw materials were imported as compared to approximately 33% in fiscal 1997 and 9% in fiscal 1996. These increases resulted from the increase in offshore production, the availability of raw materials in Mexico and purchasing decisions designed to take advantage of lower costs associated with certain imported raw materials. Approximately 10% of the Company's finished goods were imported from foreign sources in fiscal 1998 as compared to 20% in fiscal 1997 and 19% in fiscal 1996. This decrease in imported finished goods resulted from the Company's decision to increase the amount of finished goods assembled for it by contractors in Mexico.

As of June 30, 1996, the Company eliminated the separate structure of its international division and has absorbed the functions of purchasing finished products and raw materials from offshore sources into its single unified operating organization. Centralization of these functions has given the Company greater control over its offshore purchases through closer oversight of these functions by senior management and greater accountability from foreign based personnel employed by and reporting directly to the Company. Currently, the Company has two employees in Bangladesh supervising the production of finished products purchased by the Company from manufacturers in that country. The Company does not believe that the current political situation in Bangladesh will have a material adverse affect on its ability to fill customer orders in a timely manner.

As a result of the Company's decision to shift a large portion of its production to Mexico-based contractors, the Company has developed an infrastructure with seven employees in Mexico to assure greater control over its operations and assist in maintaining quality and on-time delivery. Management personnel travel to Mexico, the Far East, the Caribbean and Central America throughout the year to monitor the performance of the Company's offshore manufacturers and contractors. The General Agreement on Tariffs and Trade has not had any impact on the operations of the Company.

The Company believes it maintains adequate inventories to cover the needs of its customers.

(iv) The Company has several registered trademarks, of which "Movie Star", "Movie Star Loungewear", "Cinema Etoile", "Cine Jour", "Cine Star", and "Night Magic" are material to the marketing by the Company of its products. There is no litigation with respect to patents, licenses and trademarks.

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

(vii) Walmart accounted for 20% of sales for fiscal 1998 and 17% of sales for fiscal 1997. Sears Roebuck and Company accounted for 11% of sales for fiscal 1998 and 12% of sales for fiscal 1997. J.C. Penney accounted for 8% of sales for fiscal 1998 and 11% of sales for fiscal 1997.

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

(viii) The backlog of orders as of June 30, 1998 was approximately $33,000,000 and as of June 30, 1997 was approximately $21,300,000. This increase is due to an expected increase in business for fiscal year 1999 and orders being booked earlier than they were in the prior year. Orders are booked upon receipt. The Company believes that the current backlog is firm and will be filled by the end of the current fiscal year.

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

The Company has consolidated production in its domestic plants by closing underutilized and inefficient facilities. Between August 1990 and June 1998, the Company has closed seventeen manufacturing plants in an effort to lower costs by reducing excess manufacturing capacity and in response to the need to produce and purchase products at a lower cost from sources outside the United States. In June 1998, the Company completed the transfer of its operations from its manufacturing facility located in Honaker, Virginia into its larger facility located in Lebanon, Virginia. This consolidation was done to reduce expenses associated with the additional indirect costs of manufacturing in two facilities. All direct labor and all but three indirect labor personnel were offered transfers to the Lebanon facility.

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

The Company believes that the consolidation in the retail industry has contributed to increased competition among manufacturers of products of the type sold by the Company. As part of its response to this competitive pressure, the Company has sought to maximize its domestic manufacturing efficiency through strategic consolidation of underutilized facilities. The Company has also continued to take advantage of opportunities in Mexico, the Caribbean Basin and Central America to contract for the cutting and assembly of its products which enables the Company to benefit from lower offshore labor costs coupled with transportation times that are faster than deliveries from the Far East. In the past, the Company had been unable to maximize the benefits of these opportunities due to a reduction in the volume of orders it received for goods that were suitable for assembly offshore; shorter than anticipated lead times between placement of orders and customers' required delivery dates; and, its inability to establish or maintain relationships with reliable contractors.

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

(xiii) Of the approximately 667 employees of the Company, approximately 19 are executive, design and sales personnel, 98 are administrative personnel, and the balance are in manufacturing, and warehousing and retail sales for the Movie Star Factory Stores division. In addition, the Company employs approximately 76 part-time sales and stockroom assistants in its Movie Star Factory Stores division.

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

Restriction on Dividends

Pursuant to a public offering of $25,000,000 of Debentures in 1986, and the exchange in October 1996 of certain of those Debentures for New Senior Notes, the Company may not declare or pay any dividend or make any distribution on any class of its capital stock except dividends or distributions payable in capital stock of the Company or to the holders of any class of its capital stock, or purchase, redeem or otherwise acquire or retire for value any capital stock of the Company if (i) at the time of such action an event of default, or an event which with notice or lapse of time or both would constitute an event of default, shall have occurred and be continuing, or (ii) if, upon after giving effect to such dividend, distribution, purchase, redemption, other acquisition or retirement, the aggregate amount expended for all such purposes subsequent to June 30, 1986, shall exceed the sum of (a) 75% of the aggregate consolidated net income of the Company earned subsequent to June 30, 1986, (b) the aggregate net proceeds, including the fair market value of property other than cash received by the Company from the issue or sale after September 30, 1986 of capital stock of the Company, including capital stock issued upon the conversion of, or in exchange for, indebtedness for borrowed money and (c) $4,000,000; provided, however, that the provisions of this limitation shall not prevent the retirement of any shares of the Company's capital stock by exchange for, or out of proceeds of the substantially concurrent sale of, other shares of its capital stock, and neither such retirement nor the proceeds of any such sale or exchange shall be included in any computation made under this limitation. At June 30, 1998, the Company is prohibited from paying any cash dividends.

ITEM 2.                        PROPERTIES

    The following table sets forth all of the facilities owned or leased by the Company as of June 30, 1998.

                                    Owned or        Bldg. Area                  Expiration   Productive    Extent of
Location           Use              Leased           (sq. ft.)   Annual Rent    of Lease     Capacity(5)   Utilization(5)
--------          ---------         ------           ---------   -----------    --------     -----------   --------------
136 Madison Ave.,  Executive and    Portions Sub-     23,000    $393,000        4/01         N/A           N/A
New York, NY       Administrative   leased;                      (1)
(includes one      offices;         Portions
floor at           divisional sales Leased
148 Madison        office and       Directly from
Ave., NY, NY)      showroom         Landlord

Petersburg, PA     Warehousing      Owned            140,000     _____          _____        N/A           N/A
                   for finished
                   goods; dis-
                   tribution center

Lebanon, VA        Manufacturing;   Owned            170,000     _____          _____        250           93%(6)
                   warehousing for
                   piece goods and
                   finished goods;
                   distribution
                   center

Honaker, VA        Vacant           Owned             40,000     _____          _____        N/A           N/A(6)

Claxton, GA        Undeveloped      Owned          3.0 Acres     _____          _____        N/A           N/A
                   Land(2)

South Mississippi  1 Mfg./Dist./    Owned/Leased     239,000     _____          _____        200           51%(7)
                   Warehouse; 1     (3)
                   Distribution
                   Center

North Mississippi  3 Mfg./Vacant    Owned/Leased     145,000     _____          _____        N/A           N/A
                                    (3)


Retail Stores      28 retail stores Leased(4)        103,000     $360,000(4)    (4)          N/A           N/A
                   located
                   throughout
                   Mississippi and
                   Georgia

----------

(1)  Includes escalation for 1998.

(2) On August 27, 1998, the Company entered into a written agreement to sell the land.

(3) Leased from municipalities pursuant to local Development Authority bond issues.

(4) Store leases generally are for one to three-year periods with options to renew. Rents generally range from $2-$8 per square foot.

(5) "Productive Capacity" is based on the total number of employees that can be employed at a facility providing direct labor for the manufacture of the Company's products based on existing machinery and equipment and plant design. "Extent of Utilization" is the percentage obtained by dividing the average number of employees actually employed at a facility during the fiscal year providing direct labor for the manufacture of the Company's products by Productive Capacity.

(6) Prior to the consolidation of the Virginia operations, the Lebanon facility had productive capacity of 210 employees and was operating at a utilization rate of 89% and the Honaker facility had capacity for 150 employees and was operating at a utilization rate of 58%.

(7) Subsequent to June 30, 1998, the Company has minimized the amount of production it does at this facility in order to maximize its overall efficiency and to allow for more warehousing and distribution space.


         The following table sets forth the amount of space allocated to different functions in shared facilities set forth in the preceding table.


                                                                                                         AMOUNT
                                                                                                        OF SPACE
LOCATION                                  FUNCTION                                                      (Sq. ft.)
--------------------------                ------------------------------------                          ----------
136 and 148 Madison Avenue                Corporate Offices;                                                7,000
New York, New York                        Divisional Sales Offices and Showrooms;                           8,000
                                          Production Staff and Design                                       8,000

Petersburg, Pennsylvania                  Warehousing and Distribution;                                   137,000
                                          Offices                                                           3,000

Lebanon, Virginia                         Manufacturing;                                                   49,000
                                          Warehousing and Distribution;                                   111,000
                                          Offices                                                          10,000


Mississippi                               Manufacturing;                                                   61,000
                                          Warehousing and Distribution;                                   163,000
                                          Offices                                                          15,000



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



                                                        High          Low
                                                        -----         -----
Year Ended June 30, 1998
First Quarter                                           13/16           3/8
Second Quarter                                           7/8           9/16
Third Quarter                                            7/8           9/16
Fourth Quarter                                           7/8          11/16

Year Ended June 30, 1997
First Quarter                                             1            9/16
Second Quarter                                           7/8           7/16
Third Quarter                                           15/16          9/16
Fourth Quarter                                          11/16          7/16


As of August 31, 1998, there were approximately 908 holders of record of the Common Stock. For restrictions on dividends, see Item 1 at page I-5.



                         MARKET FOR COMPANY'S DEBENTURE


                                                          High        Low
                                                         ------     ---------
Year Ended June 30, 1998
First Quarter                                             837.50     750.00
Second Quarter                                            910.00     810.00
Third Quarter                                             980.00     900.00
Fourth Quarter                                            947.50     915.00




Year Ended June 30, 1997
First Quarter                                            650.00      501.25
Second Quarter                                           640.00      570.00
Third Quarter                                            771.25      570.00
Fourth Quarter                                           760.00      671.25

MOVIE STAR,  INC. AND SUBSIDIARIES

ITEM 6.  SELECTED FINANCIAL DATA
(In Thousands, Except Per Share Amounts)

Statement of Operations Data:                                                    Fiscal Year Ended June 30,
                                                                1998          1997           1996         1995        1994
                                                               ---------     ----------    ---------     --------    --------
NET SALES                                                      $ 64,537      $61,470        $84,115      $101,946    $103,105
                                                               --------      ---------      --------     --------    --------

COST OF SALES                                                    45,777       44,947         66,993        81,261      86,158

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                      15,076       13,718         17,527        20,541      20,874

LOSS ON ABANDONMENT OF LEASED PREMISES                                -            -          1,070             -           -

SPECIAL CHARGE                                                        -            -              -
                                                                                                              750           -
                                                               --------      -------        -------      --------    --------
                                                                 60,853       58,665         85,590       102,552     107,032
                                                               --------      -------        -------      --------    --------

INCOME (LOSS) FROM OPERATIONS                                     3,684        2,805         (1,475)         (606)     (3,927)

GAIN ON PURCHASES OF SUBORDINATED DEBENTURES
   AND SENIOR NOTES                                                (157)        (560)             -             -           -

INTEREST EXPENSE                                                  2,623        2,781          3,893         4,669       4,014

GAIN ON SALE  OF PROPERTY,
   PLANT AND EQUIPMENT                                                -            -              -             -        (984)
                                                               --------      -------        -------      --------     --------

INCOME (LOSS) BEFORE PROVISION FOR
 (BENEFIT FROM) INCOME TAXES AND
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE                           1,218          584         (5,368)      (5,275)      (6,957)

PROVISION FOR (BENEFIT FROM) INCOME TAXES                            16           65            (90)        (246)      (2,772)

CUMULATIVE EFFECT OF ACCOUNTING
   CHANGE FOR INCOME TAXES                                            -            -              -            -         (861)
                                                               --------      -------        -------      -------       -------

NET INCOME (LOSS)                                               $ 1,202     $    519        $(5,278)    $ (5,029)     $(3,324)
                                                               ========      =======        =======     ========      =======

BASIC INCOME (LOSS) PER SHARE                                      $.09         $.04          $(.38)       $(.36)       $(.24)
                                                                   ====         ====          =====        =====        =====
DILUTED INCOME (LOSS) PER SHARE                                    $.08         $.04          $(.38)       $(.36)       $(.24)
                                                                   ====         ====          =====        =====        =====

BASIC WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                            14,049       13,960         13,960       13,960       14,031
                                                                 ======       ======         ======       ======       ======

DILUTED WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                            15,161       15,868         13,960       13,960       14,031
                                                                 ======       ======         ======       ======       ======

Balance Sheet Data:                                                                          At June 30,
                                                                  1998         1997          1996          1995         1994
                                                                ------       -------        -------      -------    ---------
WORKING CAPITAL                                                $19,916       $18,636        $19,546      $22,648    $  25,178
                                                               =======       =======        =======       ======    =========
TOTAL ASSETS                                                   $36,743       $33,957        $34,610      $57,204    $  69,806
                                                               =======       =======        =======       ======    =========
SHORT-TERM DEBT - Including current maturites
   of long-term debt and capital lease obligations             $    40       $    73        $    45      $15,832    $  19,627
                                                               =======       =======        =======       ======    =========
LONG-TERM DEBT                                                 $20,980       $22,336        $23,533      $22,496    $  22,529
                                                               =======       =======        =======       ======    =========
STOCKHOLDERS' EQUITY                                           $ 5,202       $ 3,941        $ 3,422      $ 8,700    $  13,729
                                                               =======       =======        =======       ======    =========

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


Results of Operations

1998 vs. 1997

Net sales for the year ended June 30, 1998 increased by 5.0% to $64,537,000 from $61,470,000 in the comparable period in 1997. The increase in sales resulted from higher sales in the intimate apparel division and the retail division of approximately $3,311,000 and $453,000, respectively, offset partially by a decrease in other business. Net sales in the intimate apparel division increased to $53,847,000 due to the creation of new designs and competitive products for its customers. At June 30, 1998 the Company's backlog of open orders was $33,000,000 as compared to $21,300,000 at June 30, 1997. This increase is due to an expected increase in business for fiscal 1999 and orders being booked earlier than they were in the prior year. Net sales in the Company's retail division increased to $10,682,000 primarily due to an expanded product line, which includes higher priced brand name products.

The gross profit percentage increased to 29.1% for the year ended June 30, 1998 from 26.9% in the similar period in 1997. The gross margin in the Company's intimate apparel division increased to 27.5% for the year ended June 30, 1998 from 24.9% in the similar period in 1997. The higher margins in the intimate apparel division resulted primarily from an improved product mix, better control of product costs and the continued shift of a significant portion of production to Mexico-based contractors and, to a lesser extent, the elimination of certain problems it had in the prior year with the quality of specific items of the Company's imported finished goods (discussed below). The shift in production to Mexico-based contractors has enabled the Company to take advantage of lower duty rates that result from the North American Free Trade Agreement ("NAFTA") and shorter lead times associated with the raw materials that are available in Mexico. Certain of the raw materials used in the production of the Company's products in Mexico are subject to export limitations under NAFTA, called Tariff Protection Levels ("TPL"), that are similar to quotas. TPL is assigned annually to various categories of textiles and is available on a "first-come first-served" basis to U.S. companies exporting products from Mexico containing the textiles subject to the TPL. In September 1998, for the first time since 1996, when the Company began its efforts to increase production in Mexico, certain of the raw textile materials used in the Company's products reached the maximum annual TPL. As a result, the rate of duty on the Company's products from Mexico shipped to the United States in the last four months of calendar year 1998 will increase from 2.8% of the value of the finished products to 16.6% of that value. The Company is investigating various alternatives to minimize the impact of this increase, including the possibility of deferring the shipment of finished products until the beginning of calendar year 1999 when the full amount of TPL for that year will be available. Although the actual cost to the Company of the increased duty cannot be precisely quantified at this time, the Company believes it will not have a material adverse impact on the Company's financial results for the 1999 fiscal year. The geographic proximity of the Mexico-based contractors also affords the Company's senior management the opportunity to more easily monitor the production of these products. The Company has seven employees in Mexico to support this significant shift in production.

The gross margin for the retail division increased to 38.2% for the year ended June 30, 1998 as compared to 35.7% in the similar period in 1997. The higher margins in the retail division resulted primarily from lower markdowns taken in the current year as compared to the prior year.

At the end of fiscal 1996 and extending into the second quarter of fiscal 1997, the Company encountered problems with certain of its imported finished goods. After taking delivery of these goods, the Company was required to correct manufacturing defects before shipping the merchandise to one of the Company's customers. Although there was no loss of sales attributable to this merchandise, the Company incurred additional costs of approximately $400,000 associated with correcting the quality problems, which had a negative impact on the financial results for fiscal 1997. In fiscal 1997, the Company replaced the senior personnel responsible for its import department and hired new employees located in the Far East to supervise the production of its products. In addition, the Company is now purchasing its products from different manufacturers than it had in fiscal 1996 and the first half of fiscal 1997.

Selling, general and administrative expenses increased by $1,358,000 to $15,076,000 for the year ended June 30, 1998 as compared to the similar period in 1997. This increase resulted primarily from increases in salary expense and salary related costs, commission expense, a more favorable recovery of bad debts in the prior year and an increase in expenses for the retail division partially offset by a net decrease in other general overhead expenses. Salary expense and salary related expenses increased approximately $481,000 due to the hiring of additional personnel, increases for executive and sales personnel as well as increases for administrative personnel. Commission expense increased by $400,000 primarily due to an increase in sales and a restructured agreement with the Company's outside manufacturer's representative, which included guaranteed commissions in exchange for a significantly reduced commission rate on future sales through the expiration of the agreement, December 31, 1998. The additional expense incurred in the current fiscal year due to this restructuring was approximately $285,000. The Company also had a more favorable recovery of bad debts in the prior year of approximately $447,000 primarily from one customer that resolved its bankruptcy on a more favorable basis than the Company had anticipated. The retail division had increases in salary expense and salary related costs, advertising expense and store related expenses totaling approximately $310,000 due to its effort to expand its product line with more brand name merchandise and increase sales.

Income from operations increased to $3,684,000 for the year ended June 30, 1998, from $2,805,000 for the similar period in 1997. This increase was due to higher sales and gross margins partially offset by an increase in selling, general and administrative expenses. The Company's retail division had income from operations of $1,223,000 and income from operations of $1,221,000 for the similar period in the prior year. The operational results for the retail division are based on direct operating expenses and do not include any indirect corporate overhead.

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

In February and March 1998, the Company purchased $156,000 and $300,000 in principal amount of its 12.875% subordinated debentures, respectively. As a result of these transactions, the Company recorded a pre-tax gain of $59,000, net of related costs, in the third quarter of fiscal 1998.

In September 1996, the Company purchased $1,320,000 in principal amount of its 12.875% subordinated debentures to meet a sinking fund payment due in October 1996. As a result of the transaction, the Company recorded a pre-tax gain of $560,000, net of related costs, in the first quarter of fiscal 1997.

Interest expense decreased by $158,000 for the year ended June 30, 1998, from the comparable period in the prior year primarily due to the purchases of a portion of the Company's 12.875% subordinated debentures and lower short-term borrowing charges.

The Company provided for an income tax provision of $16,000 for the year ended June 30, 1998 as compared to $65,000 for 1997.

The Company recorded net income for the year ended June 30, 1998 of $1,202,000 as compared to net income of $519,000 for the same period in 1997. This increase of $683,000 was due to higher sales and gross margins and lower interest costs offset partially by an increase in selling general and administrative expenses and a larger gain on the purchase of subordinated debentures in the prior year.

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

At the end of fiscal 1996 and into the second quarter of fiscal 1997, the Company continued to encounter problems with its imported finished goods. In certain instances, after taking delivery of the goods, the Company was required to correct manufacturing defects before shipping the merchandise to one of the Company's customers. Although no loss of sales was attributable to the poor quality merchandise, the Company incurred costs of approximately $400,000 associated with correcting the quality problems which had a negative impact on the financial results for fiscal 1997. In fiscal 1997, the Company replaced the senior personnel responsible for its import department and hired two employees located in the Far East to supervise the production of its products. In addition, the Company is now purchasing its products from different manufacturers than it has in the past.

Selling, general and administrative expenses decreased by $3,809,000 to $13,718,000 for the year ended June 30, 1997 as compared to 1996. This decrease was primarily due to the Company's consolidation and realignment of its operations and lower sales volume. Specifically, the decrease resulted from reductions in salary expense and salary related costs of approximately $1,518,000, sales related expenses of approximately $226,000 and rent expense of approximately $1,322,000, along with decreases in other general overhead expenses. The Company also had a more favorable than expected recovery of bad debts of approximately $447,000. This allowance recovery of bad debt resulted primarily from one customer that resolved its bankruptcy much faster and much more favorably than the Company had anticipated.

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


Liquidity and Capital Resources

For the year ended June 30, 1998, the Company's working capital increased by $1,280,000 to $19,916,000, principally from profitable operations and the sale of non-operating assets offset partially by the payment and purchases of long-term debt and the purchase of fixed assets.

During the fiscal year ended June 30, 1998, cash decreased by $2,489,000. The Company used $2,590,000 in its operations, $191,000 for the purchase of fixed assets and $1,155,000 for the repayment and purchases of long-term debt. These activities were principally funded by cash generated by profitable operations, an increase in short-term borrowings of $328,000 and from the proceeds of the sale of certain non-operating assets aggregating $1,119,000.

Receivables at June 30, 1998 increased by $2,183,000 to $6,330,000 from $4,147,000 at June 30, 1997. This increase is primarily due to orders, for the Company's intimate apparel division, being shipped later in fiscal 1998 as compared to the prior year.

Inventory  at  June  30,  1998  increased  by  $4,307,000  to  $20,945,000  from
$16,638,000 at June 30, 1997. This increase is primarily the result of the Company's lingerie division increasing the level of its raw material inventory due to the increase in orders the Company has received for the upcoming fall season and the Company's retail division buying goods earlier than they have in the past in order to take advantage of buying opportunities that existed.

During the second quarter of fiscal 1998, the Company sold two non-operating manufacturing facilities located in Georgia for an aggregate of $500,000. The Company did not recognize a gain or loss on these transactions.

In March 1998, the Company sold its interest in a building located in Georgia for approximately $619,000. The Company did not recognize a gain or loss on this transaction.

In October 1996, the Company consummated an agreement with holders of $10,187,000 of the Company's outstanding 12.875% unsecured subordinated debentures ("Restructured Bonds"). The holders of the Restructured Bonds exchanged such bonds for the issuance of an equivalent principal amount of a new series of notes bearing interest at a rate of 8% per annum, payable semi-annually (April 1 and October 1) which are senior to the 12.875% debentures ("New Senior Notes"). Additionally, the holders of the Restructured Bonds deferred the receipt of interest due April 1, 1996 (approximately $656,000) and October 1, 1996 (approximately $434,000). The Company paid the interest due on the remaining 12.875% debentures. The holders of the Restructured Bonds have also accepted New Senior Notes in payment of the April 1,1996 and October 1, 1996 deferred interest related to the Restructured Bonds. The aggregate principal amount of the New Senior Notes approximated $11,276,500. The New Senior Notes do not provide for any amortization of principal and mature on September 1, 2001. The aggregate principal indebtedness of the New Senior Notes and the 12.875% subordinated debentures after the exchange was approximately $22,209,000.

The New Senior Notes carried the right to convert $715,500 of the notes into 1,908,000 shares of the Company's common stock at a price of $0.375 per share. In addition, the holders of the New Senior Notes have the right to designate a representative to attend all meetings of the Company's Board of Directors and Compensation Committee.

In November 1997, the Company purchased $300,000 in principal amount of its 8% Convertible Senior Notes due September 1, 2001. These Notes entitled the previous holders to convert the principal amount into 800,000 shares of the Company's common stock, par value $.01. Also in the second quarter of fiscal 1998, certain individuals affiliated with the Company purchased $278,500 in principal amount of the 8% Convertible Senior Notes due September 1, 2001. The Notes purchased by the affiliates entitle the holders to convert the principal amount into approximately 742,667 shares of the Company's common stock, par value $.01. The purchasing affiliates have agreed to convert the Notes no later than March 31, 1999 and to certain restrictions on the circumstances under which they will be permitted to sell the Notes or the shares underlying the Notes. The purchasers have also granted the Company the right to purchase the underlying shares at a price equal to 90% of the market price at the time any purchaser is permitted under the agreement to sell the underlying shares in the open market and wishes to do so.

In December 1997, non-affiliated holders of $59,000 in principal amount of the 8% Convertible Senior Notes converted their Notes into approximately 157,000 shares of the Company's common stock.

In October 1997, the Company purchased $500,000 in principal amount of its 12.875% subordinated debentures. As a result of the transaction, the Company recorded a pre-tax gain of $94,000, net of related costs, in the second quarter of fiscal 1998.

In February and March 1998, the Company purchased $156,000 and $300,000 in principal amount of its 12.875% subordinated debentures, respectively. As a result of these transactions, the Company recorded a pre-tax gain of approximately  $59,000,  net of related  costs,  in the third  quarter of fiscal
1998.

During September 1996, the Company purchased $1,320,000 in principal amount of its 12.875% subordinated debentures. As a result of the transaction, the Company recorded a pre-tax gain of approximately $560,000, net of related costs, in the first quarter of fiscal 1997.

As a result of the above exchange in which the Company acquired $10,187,000 in principal amount of its 12.875% subordinated debentures and its purchases of an additional $4,826,000 in principal amount of these debentures, the Company has satisfied or will be able to satisfy its sinking fund requirement through October 1999.

The Company has a secured revolving line of credit of up to $13,500,000, through June 1999, to cover the Company's projected needs for operating capital and letters of credit to fund the purchase of imported goods. Direct borrowings under this line bear interest at the annual rate of 2.5% abaove the prime rate of Chase Manhattan Bank in fiscal 1998 and 2.0% above the prime rate in fiscal 1999. Availability under the line of credit is subject to the Company's compliance with certain agreed upon financial formulas. Under the terms of this financing, the Company has agreed to pledge substantially all of its assets, except the Company's domestic inventory and real property. This credit facility replaced the financing agreements that the Company had with two banks.

Management believes its available borrowing under its secured revolving line of credit, along with anticipated internally generated funds, will be sufficient to cover its working capital requirements.

The Company does not anticipate making any additional purchases of its stock and anticipates that capital expenditures for fiscal 1999 will be less than $700,000.

Recently Issued Accounting Standard

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. The statement requires that public enterprises report certain information about operating segments in complete sets of financial statements of an enterprise and in condensed financial statements of interim periods issued to stockholders. It also requires that public enterprises report certain information about their products and services, geographic areas in which they operate, and major customers.

The Company is required to adopt SFAS No. 131 in fiscal 1999 and the Company's consolidated financial statements will reflect the appropriate disclosures.

Year 2000

Overview
The Year 2000 issue is primarily the result of computer programs only accepting a two-digit date code, as opposed to four digits, to indicate the year.
Beginning in the year 2000, and in certain instances prior to the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, the Company's date critical functions may be adversely affected unless these computer systems and software products are, or become, able to accept four digit entries.

Internal systems and equipment
The Company has commenced a  comprehensive  program  consisting of  identifying, assessing and, if necessary, upgrading and/or replacing its systems and equipment that may be vulnerable to year 2000 problems. The first stage of this program, identifying the systems and equipment, has been substantially completed. The Company has prioritized the identified items as either critical or non-critical to the operations of the Company. The Company has made substantial progress through the second and third stages of this program, assessing and upgrading and/or replacing the equipment it has deemed to be non-compliant. The Company is also in the beginning stage of developing a plan to test its entire system for year 2000 compliance. The Company believes that it will have completed all of its necessary upgrades and/or replacements and the testing of its systems by April 1999.

Third party relationships
The Company is in the beginning stages of developing a plan to formally communicate with its significant suppliers and customers to determine if those parties have appropriate plans to remedy year 2000 issues when their systems interface with the Company's systems or may otherwise impact the operations of the Company. There can be no assurance, however, that the systems of other companies on which the Company's processes rely will be timely converted, or that a failure to successfully convert by another company, or a conversion that is incompatible with the Company's systems, would not have an impact on the Company's operations. The Company believes that by February 1999 it will complete its assessment of the status of its customers' and suppliers' compliance with year 2000 issues.

Contingency plans
Based on the assessment efforts to date, the Company has focused on three separate contingency plans (1) if the Company's systems are non-compliant (2) if the Company's customers are non-compliant and (3) if the Company's suppliers are non-compliant. The Company is in the early stages of developing these plans and believes that it will be able to fully determine its worst case scenarios by April 1999. There can be no assurance that the Company will be able to have a contingency plan in place for a significant supplier and/or customer that does not become year 2000 compliant.

Costs/Risks
Management currently estimates that the cost, in connection with bringing its own systems and equipment into compliance, was less than $50,000 for fiscal 1998 and does not expect the additional cost to exceed $250,000. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000.

Potential sources of risk include but are not limited to (a) the inability of principal suppliers to be year 2000 compliant, which could result in delays in product deliveries from such suppliers, (b) the inability of our customers to become compliant, which could result in them not accepting our product in a timely manner causing the Company to be in an over inventoried position resulting in a disruption of its cash flow, and (c) disruption of the distribution channel, including ports and transportation vendors as a result of general failure of systems and necessary infrastructure such as electrical supply.

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

ITEM 8.                 INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Movie Star, Inc.:

We have audited the accompanying consolidated balance sheets of Movie Star, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Movie Star, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Deloitte & Touche LLP
September 15, 1998
New York, New York

MOVIE STAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 AND 1997
(In Thousands, Except Number of Shares)

ASSETS                                                                                            1998          1997
                                                                                               ----------     --------
CURRENT ASSETS:
   Cash                                                                                          $    546     $  3,035
   Receivables                                                                                      6,330        4,147
   Inventory                                                                                       20,945       16,638
   Deferred income taxes                                                                            2,200        2,291
   Prepaid expenses and other current assets                                                          456          205
                                                                                                ---------    ---------
           Total current assets                                                                    30,477       26,316

PROPERTY, PLANT AND EQUIPMENT - Net                                                                 3,551        4,262

OTHER ASSETS                                                                                          906        1,661

DEFERRED INCOME TAXES                                                                               1,809        1,718
                                                                                                ---------    ---------

TOTAL ASSETS                                                                                      $36,743    $  33,957
                                                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable                                                                                 $    328    $      -
   Current maturities of long-term debt and capital lease obligations                                  40           73
   Accounts payable                                                                                 7,234        4,987
   Accrued expenses and other current liabilities                                                   2,959        2,620
                                                                                                ---------    ---------

           Total current liabilities                                                               10,561        7,680
                                                                                                ---------    ---------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                                       20,980       22,336
                                                                                                ---------    ---------

COMMITMENTS AND CONTINGENT LIABILITIES                                                                  -            -

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value - authorized, 30,000,000 shares;
     issued 16,134,000 shares in 1998 and 15,977,000 shares in 1997                                   161          160
   Additional paid-in capital                                                                       3,789        3,731
   Retained earnings                                                                                4,870        3,668
                                                                                                ---------    ---------

                                                                                                    8,820        7,559

   Less treasury stock, at cost - 2,017,000 shares                                                  3,618        3,618
                                                                                                ---------    ---------

           Total stockholders' equity                                                               5,202        3,941
                                                                                                ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        $36,743    $  33,957
                                                                                                =========    =========


See notes to consolidated financial statements.

MOVIE STAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
(In Thousands, Except Per Share Amounts)

                                                                                   1998           1997          1996
                                                                                 --------       --------      --------

NET SALES                                                                         $64,537        $61,470       $84,115

COST OF SALES                                                                      45,777         44,947        66,993
                                                                                 --------        -------       -------

    GROSS PROFIT                                                                   18,760         16,523        17,122

OPERATING EXPENSES:
   Selling, general and administrative expenses                                    15,076         13,718        17,527
   Loss on abandonment of leased premises                                               -              -         1,070
                                                                                 --------        -------      --------

     INCOME (LOSS) FROM OPERATIONS                                                  3,684          2,805        (1,475)

GAIN ON PURCHASES OF SUBORDINATED DEBENTURES
  AND SENIOR NOTES                                                                   (157)          (560)            -

INTEREST EXPENSE                                                                    2,623          2,781         3,893
                                                                                 --------        -------      --------

    INCOME (LOSS) BEFORE PROVISION FOR
      (BENEFIT FROM) INCOME TAXES                                                   1,218            584        (5,368)


PROVISION FOR (BENEFIT FROM) INCOME TAXES                                              16             65           (90)
                                                                                 --------        -------     ---------

    NET INCOME (LOSS)                                                             $ 1,202        $   519       $(5,278)
                                                                                 ========        =======     =========

BASIC NET INCOME (LOSS) PER SHARE                                                    $.09           $.04         $(.38)
                                                                                     ====           ====          ====

DILUTED NET INCOME (LOSS) PER SHARE                                                  $.08           $.04         $(.38)
                                                                                     ====           ====         =====

BASIC WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                                                     14,049         13,960        13,960
                                                                                   ======         ======        ======

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                                                     15,161         15,868        13,960
                                                                                   ======         ======        ======




See notes to consolidated financial statements.

MOVIE STAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1998, 1997 AND 1996
(In Thousands)


                                                                     Additional
                                                Common Stock           Paid-in     Retained       Treasury Stock
                                             Shares     Amount         Capital     Earnings       Shares      Amount      Total
                                            -------    --------       --------     ---------      --------   --------     --------
BALANCE, JUNE 30, 1995                      15,977        $160         $3,731        $8,427         2,017      $(3,618)    $8,700

   Net loss                                      -           -              -        (5,278)            -            -     (5,278)
                                           --------    -------        --------     --------       -------     ---------   -------


BALANCE, JUNE 30, 1996                      15,977         160          3,731         3,149         2,017       (3,618)    $3,422

   Net income                                    -           -              -           519             -            -        519
                                           --------    -------        --------     --------       -------     ---------   -------


BALANCE, JUNE 30, 1997                      15,977         160          3,731         3,668         2,017       (3,618)     3,941

   Net income                                    -           -              -         1,202             -            -      1,202
   Conversion of long-term debt
      for common stock                         157           1             58             -             -            -         59
                                           --------      ------       --------    ----------      -------       ------    -------


BALANCE, JUNE 30, 1998                      16,134       $ 161        $ 3,789        $4,870         2,017      $(3,618)    $5,202
                                            ======       =====        =======        ======      ========      =======     ======




See notes to consolidated financial statements.

MOVIE STAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1998, 1997, AND 1996
(In Thousands)

                                                                                     1998         1997          1996
                                                                                  ---------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                                               $  1,202      $    519       $(5,278)
   Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
     Depreciation and amortization                                                      582           698           952
     Gain on purchases of subordinated debentures and senior notes                     (157)         (560)            -
     Loss on disposal of property, plant and equipment                                    4            35           309
   (Increase) decrease in operating assets:
     Receivables                                                                     (2,183)        3,268         1,374
     Inventory                                                                       (4,307)       (2,391)       21,838
     Prepaid expenses and other current assets                                         (251)          (97)          273
     Other assets                                                                       (66)          215           152
   Increase (decrease) in operating liabilities:
     Accounts payable                                                                 2,247          (490)       (1,462)
     Accrued expenses and other current liabilities                                     339           503           (81)
                                                                                 ----------        ------       -------

           Net cash (used in) provided by operating activities                       (2,590)        1,700        18,077
                                                                                 ----------        ------        ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                          (191)         (133)        (233)
   Proceeds from sale of property and equipment                                         500             -          771
   Proceeds from sale of other assets (interest in building)                            619             -            -
                                                                                 ----------        ------        ------

           Net cash provided by (used in) investing activities                          928          (133)         538
                                                                                 ----------        ------        ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments on and purchases  of long-term debt and
     capital lease obligations                                                       (1,155)         (815)          (52)
   Payment of deferred financing cost                                                     -             -          (580)
   Net proceeds (repayment) of revolving line of credit                                 328             -       (15,803)
                                                                                   --------         -----       -------

           Net cash used in financing activities                                       (827)         (815)      (16,435)
                                                                                   --------         -----       -------

NET (DECREASE) INCREASE IN CASH                                                      (2,489)          752         2,180
CASH, BEGINNING OF YEAR                                                               3,035         2,283           103
                                                                                   --------        ------      --------

CASH, END OF YEAR                                                                  $    546       $ 3,035      $  2,283
                                                                                   ========       =======      ========

                                   (Continued)

MOVIE STAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1998, 1997, AND 1996
(In Thousands)

                                                                                     1998         1997        1996
                                                                                  ----------   ----------   ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during year for:
     Interest                                                                      $ 2,544     $  2,256      $  4,025
                                                                                   =======     ========      ========
     Income taxes, net of refunds                                                  $    13     $     61      $   (364)
                                                                                   =======     ========      ========

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING ACTIVITIES:
  Acquisition of equipment through assumption of capital
     lease obligation                                                              $     -     $    139      $     82
                                                                                   =======     ========      ========

SUPPLEMENTAL DISCLOSURES OF NONCASH
  FINANCING ACTIVITIES:
  Conversion of long-term debt for common stock                                   $     (59)   $      -      $      -
  Issuance of common stock                                                               59           -             -
  Exchange of long-term debt                                                              -           -        10,187
  Exchange of long-term debt                                                              -           -       (10,187)
                                                                                  ----------   --------      --------
                                                                                  $       -    $      -      $      -
                                                                                  ==========   ========      ========
SUPPLEMENTAL DISCLOSURES OF NONCASH
  ACTIVITIES:
  Increase in long-term debt for interest paid in kind                            $       -    $    217      $    873
  Decrease in accrued liabilities for interest paid in kind                               -        (217)         (873)
                                                                                  ----------   ---------     ---------
                                                                                  $       -    $      -      $      -
                                                                                  ==========   =========     =========

            (Concluded)

See notes to consolidated financial statements.

MOVIE STAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996


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

        Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation and amortization are provided by the straight-line method over the following estimated useful lives:

               Buildings and improvements                15 - 30 years
               Machinery & Equipment                     5 years
               Office furniture and equipment            5 years
               Leasehold improvements                    Lesser of life of the
                                                         asset or life of lease

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

        Income Taxes - The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" (see Note 9).

        Net Income (Loss) Per Share - During the second quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," as required. The Company has restated all previously recorded net income (loss) per share for all periods presented.

        Deferred Costs - Deferred financing costs are amortized over the life of the debt using the straight-line method.

        Recently Issued Accounting Standard - In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information, " which is effective for the Company for the year ended June 30, 1999. SFAS No. 131 requires disclosure about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to stockholders. The new standard also requires that the Company report certain information about their products and services, the geographic areas in which they operate, and major customers. The Company has not yet determined the impact of the adoption of SFAS No. 131.

        Reclassification - Certain items in prior years in specific captions of the accompanying consolidated financial statements and notes to consolidated financial statements have been reclassified for comparative purposes.

2.      INVENTORY

        Inventory consists of the following:
                                                       June 30,
                                                  1998          1997
                                                  ---------------------
                                                     (In Thousands)

           Raw materials                          $  8,762     $  5,503
           Work-in-process                           2,431        2,806
           Finished goods                            9,752        8,329
                                                  ---------    --------
                                                  $ 20,945     $ 16,638
                                                  =========    ========

3.      RECEIVABLES

        Receivables are comprised of the
         following:
                                                       June 30,
                                                  1998          1997
                                                 -------------------
                                                    (In Thousands)

           Trade                                 $ 7,666   $    5,171
           Other                                       -          214
                                                 --------   ---------
                                                   7,666        5,385
           Less allowance for doubtful
            accounts                              (1,336)      (1,238)
                                                 --------   ---------
                                                $  6,330    $   4,147
                                                =========   =========

4.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following:
                                                      June 30,
                                                 1998          1997
                                                 --------------------
                                                    (In Thousands)

           Land, buildings and improvements     $ 6,233    $   7,875
           Machinery and equipment                  478          591
           Office furniture and equipment           907        1,534
           Leasehold improvements                   187          861
                                              ---------    ---------
                                                  7,805       10,861
           Less accumulated depreciation and
             amortization                        (4,254)      (6,599)
                                              ---------     --------
                                              $   3,551    $   4,262
                                              =========    =========

        The Company held for sale or lease certain property, plant and equipment with a net book value of approximately $518,000 and $587,000 at June 30, 1998 and 1997, respectively.


5.      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities are comprised of the following:

                                                       June 30,
                                                  1998          1997
                                                  --------------------
                                                     (In Thousands)

           Interest                             $   540      $   578
           Insurance                                910        1,002
           Salary, commissions and employee
            benefits                                964          399
           Other                                    545          641
                                                -------      -------
                                                $ 2,959      $ 2,620
                                                =======      =======


6.      NOTES PAYABLE

        On April 24, 1996, the Company entered into a line of credit agreement with a financial institution expiring on June 30, 1999. Under the agreement, the Company may borrow for either revolving loans or letters of credit up to the lesser of $13,500,000 or the sum of 80 percent of the net amount of eligible receivables, 50 percent of the eligible inventory and 50 percent of the eligible letters of credit. Pursuant to the terms of the agreement, the Company has pledged substantially all of its assets, except the Company's domestic inventory and real property. Interest on outstanding borrowings is payable at 2.5 percent above the prime rate through June 30, 1998 and 2 percent above the prime rate commencing in fiscal 1999. The Company paid a facility fee of approximately $77,000 in fiscal 1998 and is obligated to pay up to a maximum of $67,500 in fiscal 1999.

        Under the terms of the agreement, the Company is required to meet certain financial covenants, of which the Company is in compliance at June 30, 1998. Furthermore, the Company is prohibited from paying dividends or incurring additional indebtedness, as defined, outside the normal course of business.

        At June 30, 1998, the Company had borrowings of $328,000 outstanding under this line of credit at an interest rate of 10.5 percent and also had approximately $3,503,000 of outstanding letters of credit.

        At June 30, 1997, the Company had no borrowings outstanding under this line of credit and had approximately $2,948,000 of outstanding letters of credit. Additionally, the Company had a cash balance of approximately $2,683,000 deposited with the lender, which earned interest at 5.25 percent at June 30, 1997.

7.      LONG-TERM DEBT

        Long-term debt consists of the following:
                                                       June 30,
                                                  1998          1997
                                                  --------------------
                                                     (In Thousands)

         12.875% Subordinated Debentures         $  9,987     $10,943
         8% Senior Notes                           10,550      10,550
         8% Senior Convertible Notes                  356         716
         Capital Lease Obligations                    127         200
                                                 --------     -------
                                                   21,020      22,409
         Less current portion                          40          73
                                                 --------     -------

         Long-term debt                          $ 20,980     $22,336
                                                 ========     =======


        12.875% Subordinated Debentures - On October 10, 1986, the Company sold $25,000,000 of 12.875% Subordinated Debentures due October 1, 2001 (the "Debentures"). Interest payments on the outstanding Debentures are due semi-annually on October 1 and April 1. The Debentures are redeemable, in whole or in part, at the option of the Company, at any time, and are subordinated to all senior debt (as defined). The Debentures contain covenants with respect to limitations on dividends and stock purchases. At June 30, 1998, the Company is prohibited from paying dividends and making stock purchases.

        Annual sinking fund payments of $3,750,000 are required commencing October 1, 1996. However, required payments in any year may be reduced by Debentures previously purchased by the Company. At June 30, 1996, the Company purchased Debentures totaling $2,550,000. In fiscal 1997, the Company purchased $1,320,000 of Debentures for approximately $824,000 including related costs and recorded a pre-tax gain of $560,000. Furthermore in fiscal 1997, the Company acquired $10,187,000 of 12.875% Debentures in an exchange (discussed below). In October 1997, February 1998 and March 1998, the Company purchased $500,000, $156,000 and $300,000 in principal amount of its 12.875% subordinated debentures, respectively. As a result of these transactions, the Company recorded a pre-tax gain of $153,000, net of related costs, in fiscal 1998. The Company satisfied the October 1, 1996 and 1997 sinking fund requirements and intends to satisfy its sinking fund requirements through 1999 and reduce part of the 2000 requirement by these Debentures.


        8% Senior Notes - In April 1996, the Company reached an agreement with holders of $10,187,000 of the Company's outstanding 12.875% Debentures. The holders of these Debentures agreed to exchange such Debentures for the equivalent principal amount of a new series of notes ("Senior Notes") bearing interest at a rate of 8 percent per annum, payable semi-annually (April 1 and October 1) which will be senior to the remaining outstanding Debentures. Additionally, these Debenture holders agreed to defer the receipt of interest due April 1, 1996 (approximately $656,000) and due October 1, 1996 (approximately $434,000) and to accept Senior Notes in exchange for such deferred interest. The Senior Notes carried the right to convert up to $715,500 of the Notes into 1,908,000 shares of the Company's common stock. The Senior Notes will mature on September 1, 2001.

        The debt exchange closed on October 15, 1996, but became effective retroactively as of April 1, 1996, the date of the deferral of interest on the 12.875% Debentures. In connection with the debt exchange, the Company incurred certain costs, which have been capitalized and will be amortized over the life of the Senior Notes using the straight-line method. The Senior Notes contain covenants with respect to limitations on dividends and stock purposes. At June 30, 1998, the Company is prohibited from paying dividends and making stock purchases.

        In November 1997, the Company purchased $300,000 in principal amount of its 8% Convertible Senior Notes due September 1, 2001. These Notes entitled the previous holders to convert the principal amount into 800,000 shares of the Company's common stock. In fiscal 1998, certain individuals affiliated with the Company purchased $278,500 in principal amount of the 8% Convertible Senior Notes due September 1, 2001. The Notes purchased by the affiliates entitle the holders to convert the principal amount into approximately 743,000 shares of the Company's common stock. The purchasing affiliates have agreed to convert the Notes no later than March 31, 1999 and have agreed to certain restrictions on the circumstances under which they will be permitted to sell the shares underlying the Notes. The affiliated purchasers have also granted the Company the right to purchase the underlying shares at a price equal to 90 percent of the market price at the time any purchaser is permitted under the agreement to sell the underlying shares in the open market and wishes to do so.

        In December 1997,  non-affiliated holders of $59,000 in principal amount
        of  the  8%  Convertible   Senior  Notes   converted  their  Notes  into
        approximately 157,000 shares of the Company's common stock.

        The maturities of long-term debt at June 30, 1998, including current maturities, are as follows (in thousands):


                           Year                       Amount

                           1999                       $    40
                           2000                            28
                           2001                         3,767
                           2002 (9/1/01)               10,906
                           2002 (10/1/01)               6,279
                                                     ---------
                                                      $21,020
                                                     =========

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

                                                                        June 30,
                                             -------------------------------------------------
                                                       1998                               1997
                                            -------------------------------     --------------
                                            Carrying       Estimated   Carrying       Estimated
                                            Amount        Fair Value   Amount        Fair Value
                                                                (In Thousands)
        Long-Term Debt and Capital
            Lease Obligations                $21,020       $17,389     $22,409         $17,079


        Cash,  Accounts  Receivable,  Accounts  Payable,  Accrued  Expenses  and
        Other Current Liabilities - The carrying value of these items approximates fair value, based on the short-term maturities of these instruments.

        Long-Term Debt and Capital Lease Obligations- The fair value of these securities are estimated based on quoted market prices. If no market quotes are available, interest rates that are currently available to the Company for issuance of the debt with similar terms and remaining maturities are used to estimate fair value of debt issues.

        The fair value estimates presented herein are based on pertinent information available to management as of June 30, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

9.      INCOME TAXES

        Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses. The income tax effects of significant items, comprising the Company's net deferred tax assets and liabilities, are as follows:

                                                                                                      June 30,
                                                                                                  1998          1997
                                                                                                  --------------------
                                                                                                    (In Thousands)

           Deferred tax liabilities:
             Differences between book and tax basis of property,
                plant and equipment                                                              $   529       $  346
             Difference between book and tax basis of gain on sale
                of property, plant and equipment                                                       -          336
                                                                                                 -------       ------
                                                                                                     529          682
                                                                                                 -------       ------
           Deferred tax assets:

             Difference between book and tax basis of inventory                                      293          368
             Reserves not currently deductible                                                     1,812        1,756
             Operating loss carryforwards                                                          4,571        4,548
             Difference between book and tax basis of senior notes                                 1,556        2,003
             Other                                                                                    81          167
                                                                                                 -------       ------
                                                                                                   8,313        8,842
                                                                                                 -------       ------
           Valuation allowance                                                                     3,775        4,151
                                                                                                 -------       ------
           Net deferred tax asset                                                                 $4,009       $4,009
                                                                                                ========       ======


             The provision for income taxes is comprised as follows:

                                                      Year Ended June 30,
                                                   1998       1997     1996
                                                   -------------------------
                                                        (In Thousands)

             Current:
               Federal                            $(2)      $   65    $    -
               State and local                     18            -       (90)
              Deferred                              -            -         -
                                                  ----      ------    -------
                                                  $16       $   65    $  (90)
                                                  ====      ======    =======


          Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:

                                                      Year Ended June 30,
                                                   1998       1997     1996
                                                   -------------------------
                                                        (In Thousands)


             Federal statutory rate                34.0%      34.0%   (34.0)%

             Increase (decrease) in
               tax resulting from:
               Valuation allowance                (42.1)     (41.5)    38.9
               State income taxes (net of
                Federal tax benefits)               6.0        6.0     (6.0)
               Other                                1.4        1.5      (.6)
               Alternative minimum tax              2.0       11.1        -
                                                   ------     -----  -------

              Effective rate                        1.3%      11.1%    (1.7)%
                                                   ======     =====  =======


        As of June 30, 1998, the Company has net operating loss carryforwards of approximately $11,429,000 for income tax purposes that expire between the years 2002 and 2010.

10.     LEASES

        The Company has operating leases expiring in various years through the year 2001, which include, in addition to fixed rentals, escalation clauses that require the Company to pay a percentage of increases in occupancy expenses.

        Future minimum payments under these leases at June 30, 1998 are as follows (in thousands):

                                    Year                       Amount
                                    ----                       -------
                                    1999                       $   499
                                    2000                           459
                                    2001                           338
                                                               -------

                                    Total                      $ 1,296
                                                              =========

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

        Rental  expense for 1998,  1997 and 1996 was  approximately  $764,000,
        $787,000  and  $1,471,000,   respectively.  Rental  expense  for  1996
        excludes the $800,000 lease settlement.

11.     CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

        Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the retail industry. One customer accounted for 20, 17, and 5 percent of the Company's net sales in fiscal 1998, 1997 and 1996, respectively. Another customer accounted for 11, 12, and 25 percent of the Company's net sales in fiscal 1998, 1997 and 1996, respectively. Additionally, another customer accounted for 8, 11, and 8 percent of the Company's net sales in fiscal 1998, 1997 and 1996, respectively. The Company performs ongoing credit evaluations of its customers' financial condition. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.


12.     STOCK PLANS, OPTIONS AND WARRANT

        Employee Stock Ownership Plan - The Company has an Employee Stock Ownership and Capital Accumulation Plan and Trust covering substantially all of its employees, pursuant to which it can elect to make contributions to the Trust in such amounts as may be determined by the Board of Directors. No contributions were made for the years ended June 30, 1998 and 1997.

        Stock Options - The Company has an Incentive Stock Option Plan ("1983 ISOP"), pursuant to which the Company has reserved 5,000 shares at June 30, 1998. This plan expired by its terms on June 30, 1993, but 5,000 previous grants remained outstanding at June 30, 1998, of which 3,850 are presently exercisable. The 1983 ISOP provided for the issuance of options to employees to purchase common stock of the Company at a price not less than fair market value on the date of grant.

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

        The Company also has a Key Employee Stock Option Plan covering the issuance of up to 1,667,000 shares of the Company's common stock. Options to purchase 350,000 shares at an exercise price of $.625 per share are outstanding and exercisable at June 30, 1998. All options granted are presently exercisable.

        The Company has also granted, in fiscal 1989, nonqualified options to certain nonemployee sales representatives to purchase an aggregate of 133,000 shares at an exercise price of $2.36. These options expire on December 12, 1998.

        Statement of Financial Accounting Standards No. 123, "Accounting Stock-Based Compensation" was effective for the Company for fiscal 1997. SFAS No. 123 encourages (but does not require) compensation expense to be measured based on the fair value of the equity instrument awarded. In accordance with APB No. 25, no compensation cost has been recognized in the Consolidated Statements of Operations for the Company's stock option plans. If compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's net income (loss) would have been $858,000, $183,000 and $(5,461,000) for 1998, 1997 and 1996, respectively. Basic net income (loss) per share would have been $.06, $.02, and $(.39) for 1998, 1997 and 1996, respectively and diluted net income (loss) per share would have been $.06, $.01 and $(.39) for 1998, 1997 and 1996, respectively. This pro forma information may not be representative of the amounts to be expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to 1995.

        Information with respect to stock options is as follows (shares in thousands):


                                                              1998                            1997                   1996
                                                       -------------------       -----------------------   -----------------------
                                                                 Weighted-                     Weighted-               Weighted-
                                                                  Average                       Average                 Average
                                                                  Exercise                      Exercise                Exercise
                FIXED OPTIONS                        Shares       Price          Shares         Price       Shares      Price
          --------------------------------           --------    ---------      --------     -----------   -------    ----------

          Outstanding - beginning of year               2,053     $  .76          1,701      $1.43           2,026      $ 1.43
          Granted                                         200        .72          1,845        .63               -           -
          Exercised                                         -          -              -          -               -           -
          Canceled                                          -          -         (1,493)      1.36           ( 325)       1.42
                                                     ---------  ---------        ------      -----         --------   --------
          Outstanding - end of year                     2,253     $  .75          2,053     $  .76           1,701       $1.43
                                                     ========     ======         ======      =====         ========    =======
          Exercisable - end of year                       996     $  .88            708     $  .94             850       $1.69
                                                     ========     ======         ======      =====         =======     =======
             Weighted-average fair value of
              options granted during the year                     $  .64                    $  .58                       $ .-
                                                                  ======                    ======                     ======


        The  following  table   summarizes   information   about  stock  options
        outstanding at June 30, 1998 (options in thousands):

                                       Options Outstanding                                     Options Exercisable
        -------------------------------------------------------------------------------      ---------------------------------
                                                    Weighted-Average
                                  Number            Remaining            Weighted-         Number            Weighted-
             Range of         Outstanding at        Contractual          Average         Exercisable at       Average
        Exercise Prices        June 30, 1998        Life (Yrs)           Exercise Price  June 30, 1998       Exercise Price
        ---------------      -----------------    ------------------     --------------  --------------      --------------
         $.625 - $2.363          2,253                  8.1                   $.75             996              $.88

        The fair value of each option-pricing model with the following weighted average assumptions used for grants in 1998 and 1997, respectively; risk-free interest rate 5.7% and 6.4%; expected life 7 years and 7 years; expected volatility of 115.9% and 126.3%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

        Warrant - In August 1993, in connection with an agreement with a financial consulting firm, the Company granted a warrant to purchase 30,000 shares of its common stock at $1.69 per share to the consultants. The warrant is exercisable at anytime within ninety days following written notice from the Company of the Company's intention to file a Registration Statement other than on Form S-4 or S-8, under the Securities Act of 1933, as amended. No expense related to such warrant was recorded since it was not material.


13.     Net Income (Loss) Per Share

        The Company's calculation of Basic and Diluted Net Income (Loss) Per Share are as follows (in thousands, except per share amounts):


                                                                                             Year Ended June 30,
                                                                                       1998          1997        1996
                                                                                       ------------------------------
                                                                                                (In Thousands)

          Basic Net  Income (Loss) Per Share:

          Net Income (Loss) to Common Stockholders                                   $  1,202    $     519      $(5,278)
          Basic Weighted Average Shares Outstanding                                    14,049       13,960       13,960
          Basic Net Income (Loss) Per Share                                              $.09         $.04        $(.38)
                                                                                     ========    =========      =======

          Diluted Net Income (Loss) Per Share:

          Net Income (Loss) to Common Stockholders                                   $  1,202     $    519      $(5,278)
          Plus: Interest Expense on 8% Convertible Senior Notes                            40           57           (a)
                                                                                     ---------   ---------   ----------
          Adjusted Net Income (Loss)                                                 $  1,242     $    576      $(5,278)
                                                                                     ========    =========   ==========

          Basic Weighted Average Shares Outstanding                                    14,049       13,960       13,960
          Plus: Shares Issuable Upon Conversion of
                    8% Convertible Senior Notes                                         1,112        1,908           (a)
                                                                                     ========    =========   ==========

          Diluted Weighted Average Shares Outstanding                                  15,161       15,868       13,960
                                                                                     ========    =========   ==========

          Diluted Net Income (Loss) Per Share                                            $.08         $.04        $(.38)
                                                                                     ========    =========   ==========


          (a) These dilutive securities have been excluded because their effect, if included, would have been antidilutive.

           All shares of potential exercisable stock options are not included in the Diluted Net Income Per Share calculation because they are considered antidilutive.

14.     UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                                                                                        Quarter
                                                                        First    Second        Third        Fourth
                                                                        ------------------------------------------
                                                                               (In Thousands, Except Per Share)
             Year Ended June 30, 1998

               Net sales                                               $15,202     $22,737        $12,918     $13,680
               Gross profit                                              4,284       6,489          3,784       4,203
               Net income (loss)                                           165       1,660           (123)       (500)
               Basic net income (loss) per share                           .01         .12           (.01)       (.03)
               Dilutive net income (loss) per share                        .01         .11           (.01)       (.03)

                                                                                        Quarter
                                                                        First    Second        Third        Fourth
                                                                        ------------------------------------------
                                                                               (In Thousands, Except Per Share)

             Year Ended June 30, 1997

               Net sales                                             $12,894       $22,133       $13,089     $13,354
               Gross profit                                            3,285         5,745         3,535       3,958
               Net income (loss)                                         (63)        1,280          (329)       (369)
               Basic net Income (loss) per share                           -           .09          (.02)      ( .03)
               Dilutive net income (loss) per share                        -           .08          (.02)      ( .03)

                                                                                        Quarter
                                                                        First    Second        Third        Fourth
                                                                        ------------------------------------------
                                                                               (In Thousands, Except Per Share)

             Year Ended June 30, 1996

               Net sales                                             $24,927      $32,721       $12,408     $14,059
               Gross profit                                            4,770        6,215         2,775       3,362
               Net loss                                               (1,103)      (1,217)(a)    (1,938)     (1,020)
               Basic net income (loss) per share                        (.08)        (.09)         (.14)       (.07)
               Dilutive net income (loss) per share                     (.08)        (.09)         (.14)       (.07)

               (a) Amount includes an estimated loss of $1,170,000 associated with the abandonment of leased premises.


                                   * * * * * *
                                      F-17

                                   Schedule II

MOVIE STAR,  INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

-----------------------------------------------------------------------------

             Column A                                     Column B        Column C         Column D         Column E

                                                                          Additions
                                                         Balance at      Charged to                        Balance at
                                                          Beginning       Costs and                          End of
            Description                                   of Period       Expenses        Deductions         Period
                                                       -------------     ----------     ------------       ---------
FISCAL YEAR ENDED JUNE 30, 1998:

   Allowance for doubtful accounts                        $   778          $   305        $     (7) (a)    $  1,076

   Allowance for sales allowances                             460            1,562          (1,762)             260
                                                          -------          -------        --------          -------

                                                          $ 1,238          $ 1,867        $ (1,769)         $ 1,336
                                                          =======          =======        =======           =======


FISCAL YEAR ENDED JUNE 30, 1997:

   Allowance for doubtful accounts                        $ 1,956          $   192        $ (1,370) (a)     $   778

   Allowance for sales allowances                             660            1,315          (1,515)             460
                                                          -------          -------        --------          -------

                                                          $ 2,616          $ 1,507        $ (2,885)         $ 1,238
                                                          =======          =======        ========          =======


FISCAL YEAR ENDED JUNE 30, 1996:

   Allowance for doubtful accounts                        $ 1,208          $  769        $     (21) (a)     $ 1,956

   Allowance for sales allowances                             660           2,237           (2,237)             660
                                                          -------          ------         --------          -------

                                                          $ 1,868          $3,006         $(2,258)          $ 2,616
                                                          ========         ======         =======           =======



(a)  Uncollectible accounts written off.

ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

                                   PART III

ITEM 10.         EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY


Director Since             Name                    Age           Position
---------------           ---------------          ---           -------------
1981                       Mark M. David           51           Chairman of the Board,
                                                                Chief Executive Officer and Director

1997                       Melvyn Knigin           55           President, Chief Operating Officer
                                                                and Director

1983                       Saul Pomerantz          49           Executive Vice President, Chief
                                                                Financial Officer, Secretary
                                                                and Director

1996                       Gary W. Krat            50           Director

1996                       Joel M. Simon           53           Director

Mark M. David was re-elected Chairman of the Board and Chief Executive Officer on November 20, 1997. On August 14, 1995, Mr. David relinquished the position of Chief Executive Officer, but remained as Chairman of the Board. He had been Chairman of the Board and Chief Executive Officer since December 1985, President from April 1983 to December 1987 and Chief Operating Officer of the Company since the merger with Stardust Inc. in 1981 until December 1987. Prior to the merger, he was founder, Executive Vice President and Chief Operating Officer of Sanmark Industries Inc. In April 1996, Mr. David resumed his duties as Chief Executive Officer.

Melvyn Knigin was elected to the Board of Directors on November 20, 1997. Mr. Knigin was appointed to fill a vacancy on the Board of Directors and promoted to Senior Vice President and Chief Operating Officer on February 5, 1997 and was promoted to President on September 4, 1997. Since joining the Company in 1987, he was the President of Cinema Etoile, the Company's upscale intimate apparel division. Prior to joining the Company, he had spent most of his career in the intimate apparel industry.

Saul Pomerantz, CPA, was re-elected to Board of Directors on November 20, 1997. Mr. Pomerantz was elected Senior Vice President on December 3, 1987 and was promoted to Executive Vice President on September 4, 1997. Previously, he was Vice President-Finance since 1981. He has been Chief Financial Officer since 1982 and Secretary of the Company since 1983.

Gary W. Krat was re-elected to the Board of Directors on November 20, 1997. Mr. Krat has been Senior Vice President of SunAmerica Inc. since 1990. He is also Chairman and Chief Executive Officer of SunAmerica Financial Network, Inc. and its six NASD broker dealer companies with nearly ten thousand registered representatives. From 1977 until 1990, Mr. Krat was a senior executive with Integrated Resources, Inc. Prior to joining Integrated Resources, Mr. Krat was a practicing attorney. He has a law degree from Fordham University and a Bachelor of Arts degree from the University of Pittsburgh.

Joel M. Simon was re-elected to the Board of Directors on November 20, 1997. Mr. Simon is the President and Chief Executive Officer of Starret Corporation, a real estate construction, development and management company. From 1996 to 1998, Mr. Simon was self-employed as a private investor. From 1990 until the end of 1996, Mr. Simon was the Executive Vice President and Chief Operating Officer and, (until July 1993), was a director of a group of affiliated companies known as Olympia & York Companies (USA)("O&Y-USA"), subsidiaries of a Canadian multinational real estate concern. Prior to becoming Chief Operating Officer of O&Y-USA, from 1985 until the end of 1989, Mr. Simon was the Executive Vice President-Administration and a director of O&Y-USA. Mr. Simon is a Certified



                                     III-1

Public Accountant and was a senior partner in an accounting firm prior to joining O&Y-USA. In 1992, O&Y-USA experienced a liquidity crisis. The O&Y-USA crisis was caused and exacerbated by its inability to obtain financial support from its Canadian parent, as it had in the past, because of the parent company's own financial crises. Since then, most of the O&Y-USA companies filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code. Substantially all of these companies have had their plans of reorganization confirmed and consummated.

ITEM 11.   EXECUTIVE COMPENSATION

Report of the Compensation Committee on Executive Compensation

Joel M. Simon, Gary W. Krat and Mark M. David were appointed by the Board of Directors, and each of them agreed to serve as members of the Compensation Committee (the "Committee").

The salaries of Mark M. David, the Chairman and Chief Executive Officer; Melvyn Knigin, the President and Chief Operating Officer; and, Saul Pomerantz, the Executive Vice President and Chief Financial Officer, were increased for fiscal year 1998. The salaries of Messrs. Knigin and Pomerantz were also increased for fiscal year 1999. Mr. David's salary was not increased for fiscal year 1999.

Compensation Policies

In determining the appropriate levels of executive compensation for fiscal year 1998, the Committee based its decisions on (1) the Company's improved financial condition, (2) the Company's ability to retain experienced individuals with proven leadership and managerial skills, (3) the executives' motivation to enhance the Company's performance for the benefit of its shareholders and customers and (4) the executives' contributions to the accomplishment of the Company's annual and long-term business objectives.

Salaries generally are determined based on the Committee's evaluation of the value of each executive's contribution to the Company, results of the past fiscal year in light of prevailing business conditions, the Company's goals for the ensuing fiscal year and, to a lesser extent, prevailing levels at companies considered to be comparable to and competitors of the Company.

In addition to base salary compensation, the Committee has also, from time to time, recommended that stock options be granted to the executive officers of the Company in order to reward the officers' commitment to maximizing shareholder return and long-term results.

Base Salary Compensation

Based on recommendations from the Company's Chairman of the Board and the other Committee members' collective business experience, base salaries are determined from year to year. The Committee does not utilize outside consultants to obtain comparative salary information, but believes that the salaries paid by the Company are competitive, by industry standards, with those paid by companies with similar sales volume to the Company. The Committee places considerably more weight on each executive's contribution to the Company's development and maintenance of its sources of supply, manufacturing capabilities, marketing strategies and customer relationships than on the compensation policies of the Company's competitors; however, the Committee does not establish or rely on target levels of performance in any of these areas to arrive at its recommendations. Mr. David does not make recommendations with respect to his own salary and does not participate in the Committee's determination of the salary and other compensation to be paid to the Company's senior executives.


                                      III-2

The current senior executives of the Company have been associated with the Company in senior management positions for periods ranging from fourteen to more than twenty-five years. They have been primarily responsible for the formulation and implementation of the Company's recent financial and operational restructuring and provide the Company with a broad range of management skills which are considered by the Committee to be an essential source of stability and a base for the Company's future growth.

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

In addition to the ISOP, in 1988, the Committee recommended and the Board of Directors adopted a non-qualified Management Option Plan (the "1988 Non-qualified Plan") to provide an additional continuing form of long-term incentive to selected officers of the Company. The 1988 Non-qualified Plan was approved by the Company's shareholders at the Company's annual meeting on December 13, 1988. Generally, options under the 1988 Non-qualified Plan are issued with a 10-year exercise period in order to encourage the executive officers to take a long-term approach to the formulation and accomplishment of the Company's goals. In 1988, the Committee recommended and the Board of Directors approved the grant of options under the non-qualified option plan to all of the Company's then executive officers. Mark David is the only current executive officer of the Company who retains any options granted under the 1988 Nonqualified Plan.

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



                                      III-3

Compensation of the Chief Executive Officer

For fiscal year 1998, the annual base salary paid to Mark M. David, the Company's Chairman of the Board and Chief Executive Officer, was increased from $275,000 to $335,000. The Committee believed it was appropriate to recognize Mr. David's contribution to the Company's improved performance in fiscal year 1997 and the anticipated continuation of that improvement in fiscal 1998 by increasing Mr. David's base salary by approximately the same percentage as the increases granted to other senior executives.

Compensation Committee Interlocks and Insider Participation

Other than the Company's Chairman of the Board, there are no Compensation Committee interlocks or insider participation. Mr. David did not participate in the Committee's determinations of compensation for fiscal year 1998 or fiscal year 1999.

                           Mark M. David
                           Gary W. Krat
                           Joel M. Simon







                                      III-4

                           Summary Compensation Table

                                           ANNUAL
                                           COMPENSATION                    LONG TERM COMPENSATION
                                          ----------------                 ------------------------
NAME AND PRINCIPAL                                                                 RESTRICTED           ALL OTHER
POSITION                       FISCAL                              STOCK            OPTIONS            COMPENSATION
                               YEAR                SALARY ($)      AWARDS($)       (# SHARES)
                               ----                ----------     ---------        ----------           ------------
Mark M. David                  1998                  335,000         _              350,000(1)             8,145(3)
Chairman of the Board and      1997                  275,000         _              350,000(1)             8,145(3)
Chief Executive                1996                  275,000         _              333,333(2)             8,145(3)
Officer of the Company

Melvyn Knigin                  1998                  350,000         _              350,000(4)                _
President and Chief Operating  1997                  296,660         _              350,000(4)                _
Officer of                     1996                  291,076         _              139,844(5)                _
the Company; Director

Saul Pomerantz                 1998                  200,000         _              350,000(4)                _
Executive Vice President and   1997                  164,480         _              350,000(4)                _
Chief Financial                1996                  145,000         _              312,467(5)                _
Officer of the
Company; Director


(1) Represents options to purchase 350,000 shares of Common Stock granted on January 29, 1997 under the Company's Non-Qualified Stock Option Plan ("1988 Plan").

(2) As a condition to the grant of new options, Mr. David was required to surrender all outstanding options previously granted to him on October 17, 1988.

(3) Represents annual premiums paid by the Company for a split dollar form of life insurance policy on the life of Mark M. David.

(4) Represents options to purchase 350,000 shares of Common Stock granted January 29, 1997 under the 1994 Incentive Stock Option Plan (the "1994 Plan").

(5) As a condition to the grant of new options under the 1994 Plan, each recipient was required to surrender all of outstanding options previously granted to him on July 15, 1994. The exercise prices of the surrendered options were higher than the exercise price of options granted under the 1994 Plan.




                                      III-5

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AS OF AUGUST 31, 1998

     The following table sets forth certain information as of August 31, 1998 with respect to the stock ownership of (I) those persons or groups (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who beneficially own more than 5% of the Company's Common Stock, (ii) each director of the Company and (iii) all directors and officers of the Company as a group.

             NAME OF BENEFICIAL OWNER                           AMOUNT AND NATURE OF                     PERCENT OF
                                                                BENEFICIAL OWNERSHIP                      CLASS(1)
----------------------------------------                       ----------------------                    ------------
     Mark M. David                                                3,559,102(2)(6)                           24.6016%
     136 Madison Avenue
     New York, NY 10016

     Republic National                                            1,110,230 ;Direct                          7.8645%
     Bank as Trustee for
     the Movie Star, Inc.
     Employee Stock
     Ownership Plan
     452 Fifth Avenue
     New York, NY 10018

     Mrs. Abraham David                                           1,622,959(3)(7)                           11.4965%
     8710 Banyan Court
     Tamarac, FL 33321

     Melvyn Knigin                                                  242,375(4)                               1.6880%
     136 Madison Avenue
     New York, NY   10016

     Saul Pomerantz                                                 277,738(5)                               1.9328%
     136 Madison Avenue
     New York, NY    10016

     Joel M. Simon                                                   74,166(10)                              0.5244%
     237 Park Avenue
     New York, NY 10017

     Gary W. Krat                                                   233,333(11)                              1.6282%
     733 Third Avenue
     New York, NY   10017

     Abraham David                                                   25,000 ;Direct(9)                       0.1771%
     8710 Banyan Court
     Tamarac, FL 33321

     All directors and officers as a group                        6,009,673(2)(4)(5)(8)(10)(11)             39.5338%
     (4 persons)

  -----------------
(1)  Based  upon  14,116,982  shares  (excluding   2,016,802   treasury  shares)
     outstanding and options, where applicable, to purchase shares of Common Stock, exercisable within 60 days.

                                     III-6

(2) Includes 58,674 shares owned as custodian for his children, 30,000 shares owned as custodian for his sisters' children and 26,560 shares owned by his spouse. Also includes the options granted to him for 350,000 shares, under the 1988 Non-Qualified Stock Option Plan, exercisable within 60 days.

(3) Includes 606,695 shares owned by Annie David as a trustee for the benefit of her daughters, Marcia Sussman and Elaine Greenberg and her grandchildren, Adam David, Evan David, Michael Sussman and David Greenberg.

(4) Represents options granted to Melvyn Knigin for 121,875 shares pursuant to the 1994 Plan, exercisable within 60 days and 120,000 shares underlying $45,000 in 8% Senior Convertible Notes.

(5) Includes options granted to Saul Pomerantz for 185,828 shares pursuant to the 1994 Plan, exercisable within 60 days, 66,666 shares underlying $25,000 in 8% Senior Convertible Notes; and 244 shares owned by his spouse and 8,000 shares held jointly with his spouse.

(6)  Does not include Mrs. Abraham David's shares for which he holds the proxy.

(7)  Mark M. David holds a proxy for these shares.

(8)  Includes the shares held by Mrs. Abraham David.

(9)  Abraham  David is the  husband  of Annie  David  and the  father of Mark M.
     David.

(10) Includes 26,666 shares underlying $10,000 in 8% Senior Convertible Notes.

(11) Includes 213,333 shares underlying $80,000 in 8% Senior Convertible Notes.


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

             Included in Part II, Item 8 of this report:

                  Independent Auditors' Report                                                            F-1

                  Consolidated Balance Sheets at June 30, 1998 and 1997                                   F-2

                  Consolidated Statements of Operations for the fiscal
                  years ended June 30, 1998, 1997 and 1996                                                F-3

                  Consolidated Statements of Stockholders' Equity for
                  the fiscal years ended June 30, 1998, 1997 and 1996                                     F-4

                  Consolidated Statements of Cash Flows for the
                  fiscal years ended June 30, 1998, 1997 and 1996                                     F-5 - F-6

                  Notes to Consolidated Financial Statements                                          F-7 - F-17

          2. Schedule

                  For the fiscal years ended June 30, 1998, 1997 and 1996:

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

      (a)  3.  EXHIBITS

     Exhibit
     Number              Exhibit                                      Method of Filing
     --------            ----------------------                       ------------------------
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


     Exhibit
     Number              Exhibit                                      Method of Filing
     --------            ----------------------                       ------------------------
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
                                                                      May 15, 1996.


     Exhibit
     Number              Exhibit                                      Method of Filing
     --------            ----------------------                       ------------------------
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


     Exhibit
     Number              Exhibit                                      Method of Filing
     --------            ----------------------                       ------------------------
     10.10               Prototype of Contract of                     Incorporated by reference
                         Purchase periodically entered                to Form 10-K for fiscal
                         into between the Company                     year ended June 30, 1993
                         and Sears Roebuck and                        and filed on September 18,
                         Company.                                     1993.




     21                  Subsidiaries of the Company.                 Filed herewith.

     23                  Independent Auditors' Consent                Filed herewith.

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

September 28, 1998

MOVIE STAR, INC.

                                        By:   /s/ MARK M. DAVID
                                        --------------------------------
                                              MARK M. DAVID, Chairman
                                              of the Board


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated.

/s/   MARK M. DAVID                   Chairman of the Board; Chief         September 28 , 1998
-------------------------------       Executive Officer; Director
MARK M. DAVID

/s/   MELVYN KNIGIN                   President; Chief Operating Officer;  September 28 , 1998
----------------------                Director
MELVYN KNIGIN

/s/   SAUL POMERANTZ                  Executive Vice President;            September 28 , 1998
-------------------------------       Secretary & Director;
SAUL POMERANTZ                        Principal Financial &
                                      Accounting Officer

/s/   GARY W. KRAT                    Director                             September  28, 1998
-------------------------------
GARY W. KRAT


/s   JOEL M. SIMON                    Director                             September  28 , 1998
-------------------------------
JOEL M. SIMON



                                  EXHIBIT INDEX


EXHIBIT NO.                       DESCRIPTION

      21                SUBSIDIARIES OF THE COMPANY

      23                INDEPENDENT AUDITORS' CONSENT

      27                FINANCIAL DATA SCHEDULE