Form 10-Q
period 1998-09-30
MOVIE STAR INC /NY/
filed 1998-11-10
CIK 93631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   Quarterly Report Under Section 13 or 15(d) of the

X  Securities Exchange Act of 1934

For the quarter ended September 30, 1998


    Transition Report Pursuant to Section 13 or 15(d) of the
___ Securities Exchange Act of 1934

For the transition period from _________________  to ____________________

Commission File Number       1-5893

                                MOVIE STAR, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                New York                      13-5651322
     -------------------------------      -------------------
     (State or other jurisdiction of      (I.R.S. Employer
      incorporation or organization)       Identification Number)

        136 Madison Avenue, New York, N.Y.         10016
     -------------------------------------------------------
      (Address of principal executive offices)   (Zip Code)

                              (212) 684-3400
          ----------------------------------------------------
          (Registrant's telephone number, including area code)

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

                     Yes   X          No |_|

The number of common shares outstanding on October 30, 1998 was 14,116,982.

                                MOVIE STAR, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)



                                                September 30,         June 30,
                                                    1998               1998*
                                               --------------       -----------
                                                 (Unaudited)

                               Assets

Current Assets
  Cash                                            $   715             $   546
  Receivables, net                                 12,482               6,330
  Inventory                                        21,611              20,945
  Deferred income taxes                             2,291               2,200
  Prepaid expenses and other current assets           389                 456
                                                 --------             -------
         Total current assets                      37,488              30,477

Property, plant and equipment, net                  3,595               3,551
Other assets                                          892                 906
Deferred income taxes                               1,718               1,809
                                                 --------             -------
          Total assets                            $43,693             $36,743
                                                 ========             =======


                Liabilities and Stockholders' Equity

Current Liabilities
  Notes payable                                   $ 7,254             $   328
  Current maturities of long-term debt                 34                  40
  Accounts payable and accrued expenses             9,048              10,193
                                                 --------             -------
         Total current liabilities                 16,336              10,561

Long-term debt                                     20,972              20,980
                                                 --------             -------

Commitments and Contingencies                           -                   -

Stockholders' equity
  Common Stock                                        161                 161
  Additional paid-in capital                        3,789               3,789
  Retained Earnings                                 6,053               4,870
                                                 --------             -------
                                                   10,003               8,820

 Less: Treasury stock, at cost                      3,618               3,618
                                                 --------             -------
         Total stockholders' equity                 6,385               5,202
                                                 --------             -------

Total liabilities and stockholders' equity        $43,693             $36,743
                                                 ========             =======


* Derived from audited financial statements.

See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)



                                                       Three Months Ended
                                                         September 30,
                                                 ----------------------------
                                                    1998               1997
                                                 --------             -------
Net sales                                         $18,958             $15,202

Cost of sales                                      13,301              10,918
                                                 --------             -------

  Gross profit                                      5,657               4,284

Selling, general and administrative
 Expenses                                           3,718               3,449
                                                 --------             -------

  Income from operations                            1,939                 835

Interest income                                        (1)                (24)

Interest expense                                      733                 694
                                                 --------             -------

  Income before provision for income taxes          1,207                 165

Provision for income taxes                             24                   -
                                                 --------             -------

  Net income                                      $ 1,183             $   165
                                                 ========             =======

Basic net income per share                           $.08                $.01
                                                     ====                ====

Diluted net income per share                         $.08                $.01
                                                     ====                ====

Basic weighted average number of shares
 Outstanding                                       14,117              13,960
                                                   ======              ======

Diluted weighted average number of shares
 Outstanding                                       15,068              15,868
                                                   ======              ======







See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)



                                                       Three Months Ended
                                                          September 30,
                                                 ----------------------------
                                                   1998                1997
                                                 --------             -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                       $ 1,183             $   165
 Adjustments to reconcile net income to net cash
  used in operating activities:
   Depreciation and amortization                      137                 157
 (Increase) decrease in operating assets:
   Receivables                                     (6,152)             (4,798)
   Inventory                                         (666)             (1,445)
   Prepaid expenses and other current assets           67                (138)
   Other assets                                       (20)                 36
  (Decrease) increase in operating liabilities:
   Accounts payable and accrued expenses           (1,145)                321
                                                 --------             -------

     Net cash used in operating activities         (6,596)             (5,702)
                                                 --------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment         (147)                (42)
                                                 --------             -------

Net cash used in investing activities                (147)                (42)
                                                 --------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt and capital
   Lease obligations                                  (14)                (21)
  Net proceeds from revolving line of credit        6,926               3,334
                                                 --------             -------

     Net cash provided by financing activities      6,912               3,313
                                                 --------             -------

NET INCREASE (DECREASE) IN CASH                       169              (2,431)
CASH, beginning of period                             546               3,035
                                                 --------             -------

CASH, end of period                               $   715             $   604
                                                 ========             =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during period for:
     Interest                                        $216                $101
                                                     ====                ====

     Income taxes (net of refunds received)          $ 10                $ (1)
                                                     ====                ====






See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




1. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and the results of operations for the interim periods presented and cash flows for the three months ended September 30, 1998 and 1997, respectively.

     The condensed consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's year-end consolidated financial statements. The year-end condensed consolidated balance sheet was derived from the Company's audited financial statements. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in the 1998 Annual Report on Form 10-K.


2. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


3. Certain items included in these statements are based upon estimates. The cost of sales is determined utilizing estimated gross profit rates. The calculation of the actual cost of sales is predicated upon a physical inventory taken at the end of each fiscal year.


     An approximate breakdown of the inventory in thousands is as follows:



                                               September 30,       June 30,
                                                  1998               1998
                                               ------------        --------

            Raw materials                        $  5,275          $ 8,762
            Work-in process                         2,577            2,431
            Finished goods                         13,759            9,752
                                                 --------          -------
                                                 $ 21,611          $20,945
                                                 ========          =======


4. The Company's calculation of Basic and Diluted Net Income Per Share are as follows (in thousands, except per share amounts):


                                                                                  Three Months Ended
                                                                                      September 30,
                                                                                 ------------------------
                                                                                  1998              1997
                                                                                 --------         -------
          Basic Net Income Per Share:

           Net Income  to Common Stockholders                                    $ 1,183          $    165
           Basic Weighted Average Shares Outstanding                              14,117            13,960
           Basic Net Income Per  Share                                              $.08              $.01
                                                                                   =====              ====

          Diluted Net Income Per Share:

            Net Income to Common Stockholders                                    $ 1,183         $    165
            Plus: Interest Expense on 8% Convertible Senior Notes                      7               14
                                                                                 -------          -------
            Adjusted Net Income                                                  $ 1,190         $    179
                                                                                 =======         ========

            Weighted Average Shares Outstanding                                   14,117           13,960
            Plus: Shares Issuable Upon Conversion of
                      8% Convertible Senior Notes                                    951            1,908
                                                                                 -------          -------
            Diluted Weighted Average Shares Outstanding                           15,068           15,868
                                                                                 =======          =======
            Diluted Net Income Per Share                                            $.08             $.01
                                                                                    ====             ====


     All shares of potential exercisable stock options are not included in the Diluted Net Income Per Share calculation because they are considered antidilutive.


5. In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which is effective for the Company for the year ended June 30, 1999 (fiscal
     1999). SFAS No. 131 requires disclosure about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to shareholders. The new standard also requires that the Company report certain information about their products and services, the geographic areas in which they operate, and major customers. The Company has not yet determined the impact of the adoption of SFAS No. 131.

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

Results of Operations

Net sales for the three months ended September 30, 1998 increased by 24.7% to $18,958,000 from $15,202,000 in the comparable period in 1997. The increase in sales resulted from higher sales in the intimate apparel division of approximately $4,050,000 offset partially by a decrease in the retail division of approximately $280,000. Net sales in the intimate apparel division increased to $17,154,000 due to the retailers' positive acceptance of the Company's moderately priced fashion forward products. Net sales in the Company's retail division decreased to $1,804,000 primarily due to extreme heat and hurricanes in the geographic areas in which the stores are located, resulting in fewer customers.

The gross profit percentage increased to 29.8% for the three months ended September 30, 1998 from 28.2% in the similar period in 1997. The gross margin in the Company's intimate apparel division increased to 29.8% in 1998 from 28.2% in the similar period in 1997. The higher margins in the intimate apparel division resulted primarily from the Company's shift of production to Mexico-based contractors, operational efficiencies and a more favorable sales mix. The shift in production to Mexico-based contractors has enabled the Company to take advantage of lower duty rates that result from the North American Free Trade Agreement ("NAFTA"). Certain of the raw materials used in the production of the Company's products in Mexico are subject to export limitations under NAFTA, called Tariff Protection Levels ("TPL"), that are similar to quotas. TPL is assigned annually to various categories of textiles and is available on a "first-come first-served" basis to U.S. companies exporting products from Mexico containing the textiles subject to the TPL. In September 1998, for the first time since 1996, when the Company began its efforts to increase production in Mexico, certain of the raw textile materials used in the Company's products reached the maximum annual TPL. As a result, the rate of duty for this category of products shipped from Mexico to the United States in the last four months of calendar year 1998 will increase from 2.8% of the value of the finished product to 16.6% of that value. The Company is continuing its investigation of various alternatives to minimize the impact of this increase, including the possibility of deferring the shipment of finished products until the beginning of calendar year 1999 when the full amount of TPL for that year will be available. Although the actual cost to the Company of the increased duty cannot be precisely quantified at this time, the Company believes it will not have a material adverse impact on the Company's financial results for the 1999 fiscal year.

The gross margin for the retail division increased to 30.1% for 1998 as compared to 28.1% in the similar period in 1997. The higher margins in the retail division resulted primarily from lower markdowns taken in the current three-month period as compared to the same period in the prior year.

Selling, general and administrative expenses increased by $269,000 to $3,718,000 for the three months ended September 30, 1998 as compared to 1997. This increase resulted primarily from increases in salary expense and salary related costs of approximately $256,000, shipping expense of approximately $139,000 offset partially by decreases in advertising expense of $116,000 and commissions of approximately $34,000.

Income from operations increased to $1,939,000 for the three months ended September 30, 1998, from $835,000 for the similar period in 1997. This increase was due to higher sales and margins partially offset by an increase in selling, general and administrative expenses. The Company's retail division had a loss from operations of $78,000 for the three months ended September 30, 1998 as compared to a loss from operations of $93,000 for the similar period in 1997. The operational results for the retail division are based on direct operating expenses and do not include any indirect corporate overhead.

Interest income for the three months ended September 30, 1998 decreased by $23,000 from the comparable period in 1997.

Interest expense for the three months ended September 30, 1998 increased by $39,000 from the comparable period in 1997 primarily due to higher short-term borrowings needed to fund the additional increase in business.

The Company provided for an income tax provision of $24,000 for the three months ended September 30, 1998 as compared to no income tax provision or benefit for the same period in 1997.

The Company had net income of $1,183,000 and $165,000 for the three months ended September 30, 1998 and 1997, respectively. This improvement was due to higher sales and margins offset partially by an increase in selling, general and administrative expenses, interest costs, and income taxes and a decrease in interest income.


Liquidity and Capital Resources

For the three months ended September 30, 1998, the Company's working capital increased by $1,236,000 to $21,152,000, principally from operating profits.

During the three months ended September 30, 1998, the Company used $6,596,000 in its operations, $147,000 for the purchase of fixed assets and $14,000 for the repayment of long-term debt. Cash increased by $169,000 to $715,000. An increase in short-term borrowings of $6,926,000 funded these activities.

Receivables at September 30, 1998 increased by $6,152,000 to $12,482,000 from $6,330,000 at June 30, 1998. This increase is due to normal seasonal shipping fluctuations within the period in the Company's intimate apparel division.

Inventory at September 30, 1998 increased by $666,000 to $21,611,000 from $20,945,000 at June 30, 1998. This increase in both the intimate apparel and retail divisions resulted from the normal fluctuation in sales during the July through December period. The inventory for the retail division also increased as a result of the early receipt of goods due to favorable buying opportunities and an expanded product line that includes higher priced brand name products.

The Company does not anticipate making any additional purchases of its stock and anticipates that capital expenditures for fiscal 1999 will be less than $700,000.

The Company has $20,893,500 in long-term debt and a secured revolving line of credit of up to $13,500,000. The long-term debt consists of $9,987,000 of
12.875% Subordinated Debentures, $10,550,000 8% Senior Notes, $278,500 8% Convertible Senior Notes held by affiliates of the Company and $78,000 8% Convertible Senior Notes held by non-affiliates of the Company. The remaining sinking fund requirement for the 12.875% Subordinated Debentures is $3,737,000 due on October 1, 2000 and the balance of the principal in the amount of $6,250,000 is due on October 1, 2001. The 8% Senior Notes and the 8% Convertible Senior Notes do not require any amortization and mature on September 1, 2001. The 8% Convertible Senior Notes held by affiliates of the Company are required to be converted into 742,667 shares of the Company's common stock on or before March 31, 1999. The $78,000 8% Convertible Senior Notes held by non-affiliates of the Company are convertible into the Company's common stock, at any time prior to maturity, at a price of $0.375 per share prior to maturing.

The Company's secured revolving line of credit is in effect until June 30, 1999, and, by its terms, shall be renewed from year to year thereafter, unless sooner terminated or renegotiated by the Company and its lender. This line of credit covers the Company's projected needs for operating capital and letters of credit to fund the purchase of imported goods. Direct borrowings under this line bear interest at the annual rate of 2.0% above the prime rate of Chase Manhattan Bank. Availability under the line of credit is subject to certain agreed upon formulas. Under the terms of this financing, the Company has agreed to pledge substantially all of its assets, except the Company's domestic inventory and real property.

Management believes its available borrowing under its secured revolving line of credit, along with anticipated internally generated funds, will be sufficient to cover its working capital requirements. Management is also currently exploring alternatives for refinancing the long-term debt.

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

The Company is  required to adopt SFAS No. 131 in fiscal 1999 and the  Company's
year  end  consolidated   financial  statements  will  reflect  the  appropriate
disclosures.


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


Third party relationships
The Company has begun to formally communicate with its significant suppliers and customers to determine if those parties have appropriate plans to remedy Year 2000 issues when their systems interface with the Company's systems or may otherwise impact the operations of the Company. There can be no assurance, however, that the systems of other companies on which the Company's processes rely will be timely converted, or that a failure to successfully convert by another company, or a conversion that is incompatible with the Company's systems, would not have an impact on the Company's operations. The Company believes that by February 1999 it will complete its assessment of the status of its customers' and suppliers' compliance with Year 2000 issues.

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


Costs/Risks
Management currently estimates that the cost, in connection with bringing its own systems and equipment into compliance, was less than $50,000 for fiscal 1998, less than $25,000 in the first quarter of fiscal 1999 and does not expect the additional cost to exceed $225,000. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the Year 2000.

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


                                                  MOVIE STAR, INC.


                                                  By: /s/ MARK M. DAVID
                                                     ---------------------
                                                     MARK M. DAVID
                                                     Chairman of the Board;
                                                     Chief Executive Officer


                                                  By: /s/ SAUL POMERANTZ
                                                      ----------------------
                                                      SAUL POMERANTZ
                                                      Executive Vice President;
                                                      Chief Financial Officer


November 10, 1998