Form 10-Q
period 1998-12-31
MOVIE STAR INC /NY/
filed 1999-02-11
CIK 93631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      Quarterly Report Under Section 13 or 15(d) of the

   X  Securities Exchange Act of 1934

  For the quarter ended December 31, 1998

      Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

  For the transition period from _______________ to _______________

  Commission File Number       1-5893

                                MOVIE STAR, INC.
             (Exact name of Registrant as specified in its charter)

            New York                                 13-5651322
-------------------------------              ---------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification Number)

                    136 Madison Avenue, New York, N.Y.    10016
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 684-3400
               --------------------------------------------------
              (Registrant's telephone number, including area code)

     ----------------------------------------------------------------------
     (Former name, former address, and former fiscal year, if changed since last report.)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes   X          No |_|

  The number of common shares outstanding on January 29, 1999 was 14,116,982.

                                MOVIE STAR, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)



                                                December 31,         June 30,
                                                   1998               1998*
                                                -----------         ---------
                                                (Unaudited)
                            Assets
Current Assets
 Cash                                             $  3,281          $    546
 Receivables, net                                   10,014             6,330
 Inventory                                          14,319            20,945
 Deferred income taxes                               2,291             2,200
 Prepaid expenses and other current assets             320               456
                                                 ---------           -------
        Total current assets                        30,225            30,477

Property, plant and equipment, net                   3,463             3,551
Other assets                                           859               906
Deferred income taxes                                1,718             1,809
                                                 ---------           -------
        Total assets                               $36,265           $36,743
                                                 =========           =======


                      Liabilities and Stockholders' Equity

Current Liabilities
 Notes payable                                    $     -            $   328
 Current maturities of long-term debt                   43                40
 Accounts payable and accrued expenses               6,502            10,193
                                                 ---------           -------
         Total current liabilities                   6,545            10,561
                                                 ---------           -------
Long-term debt                                      21,005            20,980
                                                 ---------           -------

Commitments and Contingencies                           -                 -

Stockholders' equity
 Common Stock                                          161               161
 Additional paid-in capital                          3,789             3,789
 Retained Earnings                                   8,383             4,870
                                                 ---------           -------
                                                    12,333             8,820

 Less: Treasury stock, at cost                       3,618             3,618
                                                 ---------           -------

         Total stockholders' equity                  8,715             5,202
                                                 ---------           -------

Total liabilities and stockholders' equity         $36,265           $36,743
                                                 =========           =======

* Derived from audited financial statements.

See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)


                                   Three Months Ended      Six Months Ended
                                       December 31,           December 31,
                                     1998       1997        1998       1997
                                   -------   -------      -------    -------
Net sales                          $25,789   $22,737      $44,747    $37,939

Cost of sales                       18,403    16,248       31,704     27,166
                                   -------   -------     -------    -------
   Gross profit                      7,386     6,489       13,043     10,773

Selling, general and
 administrative expenses             4,233     4,160        7,951      7,609
                                   -------   -------      -------    -------
  Income from operations             3,153     2,329        5,092      3,164

Gain on purchases of
 subordinated debentures
 and senior notes                        -       (98)           -        (98)

Interest income                         (2)      (18)          (3)       (42)

Interest expense                       777       785        1,510      1,479
                                   -------    -------     -------    -------
  Income before provision
   for income taxes                  2,378     1,660        3,585      1,825

Provision for income taxes              48         -           72          -
                                   -------   -------      -------    -------
  Net income                       $ 2,330   $ 1,660      $ 3,513    $ 1,825
                                   =======   =======      =======    =======

Basic net income per share            $.17      $.12         $.25       $.13
                                      ====      ====         ====       ====
Diluted net income per share          $.15      $.11         $.23       $.12
                                      ====      ====         ====       ====

Basic weighted average number
  of shares outstanding             14,117    14,004       14,117     13,982
                                    ======    ======       ======     ======
Diluted weighted average number
  of shares outstanding             15,523    15,593       15,295     15,731
                                    ======    ======       ======     ======


See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)



                                                             Six Months Ended
                                                                December 31,
                                                            ------------------
                                                              1998       1997
                                                            -------     ------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $ 3,513    $ 1,825
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                290        308
  Gain on purchases of subordinated debentures and
   senior notes                                                   -        (98)
  Loss on sale of property, plant and equipment                   2          -
(Increase) decrease in operating assets:
  Receivables                                                (3,684)    (4,423)
  Inventory                                                   6,626      4,490
  Prepaid expenses and other current assets                     136         74
  Other assets                                                  (21)        87
 Decrease in operating liabilities:
  Accounts payable and accrued expenses                      (3,691)    (1,157)
                                                            -------     ------

    Net cash provided by operating activities                 3,171      1,106
                                                            -------     ------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                    (260)       (73)
 Proceeds from sale of property, plant and equipment            180        500
                                                            -------     ------

   Net cash (used in) provided by investing activities        (  80)       427
                                                            -------     ------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments on and purchases of long-term debt and
  capital lease obligations                                     (28)      (726)
 Net(repayment of) proceeds from revolving line of credit      (328)         -
                                                            -------     ------

 Net cash used in financing activities                         (356)      (726)
                                                            -------     ------

NET INCREASE IN CASH                                          2,735        807
CASH, beginning of period                                       546      3,035
                                                            -------     ------

CASH, end of period                                         $ 3,281     $3,842
                                                            =======     ======


                                                                       (Cont'd)

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)



                                                             Six Months Ended
                                                                December 31,
                                                            ------------------
                                                              1998       1997
                                                            -------     ------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during period for:
    Interest                                                $1,486      $1,406
                                                            ======      ======

    Income taxes (net of refunds received)                  $   16      $   12
                                                            ======      ======


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
  Acquisition of equipment through assumption of capital
   lease obligation                                         $   56      $    -
                                                            ======      ======


SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
  Conversion of long-term debt for common stock             $    -      $  (59)
  Issuance of common stock                                       -          59
                                                            ------      ------
                                                            $    -      $    -
                                                            ======      ======


See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of December 31, 1998 and the results of operations for the interim periods presented and cash flows for the six months ended December 31, 1998 and 1997, respectively.

     The condensed consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's year-end consolidated financial statements. The year-end condensed consolidated balance sheet was derived from the Company's audited financial statements. The results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in the 1998 Annual Report on Form 10-K.


2. Certain items included in these statements are based upon estimates. The cost of sales is determined utilizing estimated gross profit rates. The calculation of the actual cost of sales is predicated upon a physical inventory taken at the end of each fiscal year.


     The breakdown of the inventory in thousands is as follows:


                                               December 31,        June 30,
                                                  1998               1998
                                               ------------        --------

     Raw materials                                $3,359            $ 8,762
     Work-in process                               1,683              2,431
     Finished goods                                9,277              9,752
                                                 -------            -------
                                                 $14,319            $20,945
                                                 =======            =======

3. In October 1997, the Company purchased $500,000 in principal amount of its 12.875% subordinated debentures. As a result of the transaction, the Company recorded a pre-tax gain of $94,000, net of related costs, in the second quarter of fiscal 1998. The Company will further reduce its mandatory sinking fund requirement due in October 1999 with these debentures.

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

4. During the second quarter of fiscal 1999, the Company sold a non-operating manufacturing facility located in Mississippi and a vacant parcel of land located in Georgia for approximately $195,000. The Company did not recognize a gain or loss on these transactions.

     During the second quarter of fiscal 1998, the Company sold two non-operating manufacturing facilities located in Georgia for an aggregate of $500,000. The Company did not recognize a gain or loss on these transactions.


5. The following sets forth the Company's calculation of Basic and Diluted Net Income Per Share (in thousands, except per share amounts):

                                                 Three Months Ended     Six Months Ended
                                                    December 31,           December 31,
                                                   1998      1997        1998       1997
                                                  -------   -------     -------   -------
Basic Net Income Per Share:

  Net Income  to Common Stockholders              $ 2,330   $ 1,660     $ 3,513   $ 1,825
  Basic Weighted Average Shares Outstanding        14,117    14,004      14,117    13,982
  Basic Net Income Per  Share                        $.17      $.12        $.25      $.13
                                                     ====      ====        ====      ====

Diluted Net Income Per Share:

  Net Income to Common Stockholders               $ 2,330   $ 1,660      $3,513   $ 1,825
  Plus: Interest Expense on 8% Convertible
         Senior Notes                                   7        10          14        24
                                                  -------   -------      ------   --------
  Adjusted Net Income                             $ 2,337   $ 1,670      $3,527    $1,849
                                                  =======   =======      ======   =======

  Weighted Average Shares Outstanding              14,117    14,004      14,117    13,982
  Plus: Shares Issuable Upon Conversion of
         8% Convertible Senior Notes                  951     1,589         951     1,749
        Shares Issuable Upon Conversion of
         Stock Options                                455         -         227         -
                                                  -------   -------      ------   -------
  Diluted Weighted Average Shares Outstanding      15,523    15,593      15,295    15,731
                                                  =======   =======      ======   =======
  Diluted Net Income Per Share                       $.15      $.11        $.23      $.12
                                                     ====      ====        ====      ====

     Not all shares of potential exercisable stock options are included in the Diluted Net Income Per Share calculation because they are considered antidilutive.


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

Results of Operations

Net sales for the three months ended December 31, 1998 increased by 13.4% to $25,789,000 from $22,737,000 in the comparable period in 1997. The increase in sales resulted from higher sales in the intimate apparel division of approximately $3,417,000 offset partially by a decrease in sales for the retail division of approximately $370,000. Net sales in the intimate apparel division increased to $21,843,000 due to the retailers' positive acceptance of the Company's moderately priced fashion forward products. Net sales in the Company's retail division decreased to $3,946,000 primarily due to the continued warm weather in the geographic areas in which the stores are located, resulting in lower sales of winter weight sportswear and outerwear.

Net sales for the six months ended December 31, 1998 increased by 17.9% to $44,747,000 from $37,939,000 in the comparable period in 1997. The increase in sales resulted from higher sales in the intimate apparel division of approximately $7,467,000 offset partially by a decrease in sales for the retail division of approximately $650,000. Net sales in the intimate apparel division increased to $31,531,000 as a result of the same factors for the three months discussed above. Net sales in the Company's retail division decreased to $5,750,000 due to the above-mentioned warm weather and hurricanes in the geographic areas in which the stores are located which resulted in fewer customers.

The gross profit percentage increased to 28.6% for the three months ended December 31, 1998 from 28.5% in the similar period in 1997. The gross margin in the Company's intimate apparel division increased to 27.9% for the three months ended December 31, 1998 from 26.8% in the similar period in 1997. The higher margins in the intimate apparel division resulted primarily from the Company's shift of production to Mexico-based contractors, operational efficiencies and a more favorable sales mix offset partially by an increase in the duty for certain products now being assembled in Mexico (see the discussion on "TPL" below). The gross margin for the retail division decreased to 33.0% for the three months ended December 31,1998 as compared to 35.8% in the similar period in 1997. The lower margins in the retail division resulted primarily from higher markdowns taken in the current three-month period as compared to the same period in the prior year.

The gross profit percentage increased to 29.1% for the six months ended December 31, 1998 from 28.4% in the similar period in 1997. The gross margin in the Company's intimate apparel division increased to 28.7% for the six months ended December 31, 1998 from 27.4% in the similar period in 1997. This increase was attributable to the same factors as for the three months discussed above. The gross margin for the retail division decreased to 32.1% for the six months ended December 31,1998 as compared to 33.3% in the similar period in 1997. The lower margins in the retail division for the current six-month period resulted primarily from higher markdowns taken in the current three-month period as compared to the same period in the prior year.

Certain of the raw materials used in the production of the Company's products in Mexico are subject to export limitations under the North American Free Trade Agreement, called Tariff Protection Levels ("TPL"), that are similar to quotas. TPL is assigned annually to various categories of textiles and is available on a "first-come first-served" basis to U.S. companies exporting products from Mexico containing the textiles subject to the TPL. In September 1998, for the first time since 1996, when the Company began its efforts to increase production in Mexico, certain of the raw textile materials used in the Company's products reached the maximum annual TPL. As a result, the rate of duty for this category of products shipped from Mexico to the United States in the last four months of calendar year 1998 increased from 2.8% of the value of the finished product to 16.6% of that value. The Company is investigating various strategies to minimize the impact of this increase in the future.

Selling, general and administrative expenses increased to $4,233,000, or 16.4% of sales, for the three months ended December 31, 1998 as compared to $4,160,000, or 18.3% of sales, for the similar period in 1997.

Selling, general and administrative expenses increased to $7,951,000, or 17.8% of sales, for the six months ended December 31, 1998 as compared to $7,609,000, or 20.1% of sales, for the similar period in 1997. This increase resulted primarily from increases in salary expenses and salary related costs of $307,000, shipping expenses of $135,000 along with a net increase in other general overhead expenses partially offset by a decrease in commissions of $269,000

Income from operations increased to $3,153,000 and $5,092,000 for the three and six months ended December 31, 1998, from $2,329,000 and $3,164,000 for the similar periods in 1997. These increases were due to higher sales and margins partially offset by an increase in selling, general and administrative expenses.

The Company's retail division had income from operations of $543,000 and $465,000 for the three and six months ended December 31, 1998 as compared to income from operations of $752,000 and $659,000 for the similar periods in 1997. These decreases were due to lower sales and margins partially offset by a decrease in selling, general and administrative expenses. The operational results for the retail division are based on direct operating expenses and do not include any indirect corporate overhead.

In October 1997, the Company purchased $500,000 in principal amount of its 12.875% subordinated debentures and in November 1997, the Company purchased $300,000 in principal amount of its 8% Convertible Senior Notes. As a result of these transactions, the Company recorded a pre-tax gain of $98,000, net of related costs, in the second quarter of fiscal 1998.

Interest income for the three and six months ended December 31, 1998 was $2,000 and $3,000, respectively, as compared to $18,000 and $42,000 for the similar periods in 1997.

Interest expense for the three and six months ended December 31, 1998 was $777,000 and $1,510,000, respectively, as compared to $785,000 and $1,479,000 for the similar periods in 1997.

The Company provided for an alternative minimum tax of $48,000 and $72,000 for the three and six months ended December 31, 1998, respectively, as compared to no income tax provision or benefit for the same periods in 1997.

The Company had net income of $2,330,000 and $3,513,000 for the three and six months ended December 31, 1998, respectively, as compared to $1,660,000 and $1,825,000 for the similar periods in 1997. These improvements were due to higher sales and margins offset partially by an increase in selling, general and administrative expenses, net interest costs, income taxes and a gain on the purchase of subordinated debentures in the prior year.

Liquidity and Capital Resources

For the six months ended December 31, 1998, the Company's working capital increased by $3,764,000 to $23,680,000, principally from operating profits.

During the six months ended December 31, 1998, cash increased by $2,735,000. The Company used cash of $260,000 for the purchase of fixed assets, $328,000 for the repayment of short-term borrowings and $28,000 for the repayment of long-term debt. Cash generated from profitable operations and from the proceeds of the sale of certain non-operating assets of $3,171,000 and $180,000, respectively, funded these activities.

Receivables at December 31, 1998 increased by $3,684,000 to $10,014,000 from $6,330,000 at June 30, 1998. This increase is due to normal seasonal shipping fluctuations within the period in the Company's intimate apparel division.

Inventory at December 31, 1998 decreased by $6,626,000 to $14,319,000 from $20,945,000 at June 30, 1998. This decrease, in both the intimate apparel and retail division inventories, resulted from the normal fluctuation in sales during the July through December period.

During the second quarter of fiscal 1999, the Company sold a non-operating manufacturing facility located in Mississippi and a vacant parcel of land located in Georgia for an aggregate of $195,000. The Company did not recognize a gain or loss on these transactions.

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

In November 1997, the Company purchased $300,000 in principal amount of its 8% Convertible Senior Notes. These Notes entitled the previous holders to convert the principal amount into 800,000 shares of the Company's common stock, par value $.01. Also in the second quarter of fiscal 1998, certain individuals affiliated with the Company purchased $278,500 in principal amount of the 8% Convertible Senior Notes due September 1, 2001. The Notes purchased by the affilates entitle the holders to convert the principal amount into approximately 742,667 shares of the Company's common stock, par value $.01. The purchasing affiliates have agreed to convert the Notes no later than March 31, 1999 and to certain restrictions on the circumstances under which they will be permitted to sell the shares underlying the Notes. The purchasers have also granted the Company the right to purchase the underlying shares at a price equal to 90% of the market price at the time any purchaser is permitted under the agreement to sell the underlying shares in the open markekt and wishes to do so.

In December 1997, non-affiliated holders of $59,000 in principal amount of the 8% Convertible Senior Notes converted their Notes into approximately 157,000 shares of common stock.

The Company has $20,893,500 remaining in long-term debt and a secured revolving line of credit of up to $13,500,000. The long-term debt consists of $9,987,000 of 12.875% Subordinated Debentures, $10,550,000 8% Senior Notes, $278,500 8% Convertible Senior Notes held by affiliates of the Company and $78,000 8% Convertible Senior Notes held by non-affiliates of the Company. The remaining sinking fund requirement for the 12.875% Subordinated Debentures is $3,737,000 due on October 1, 2000 and the balance of the principal in the amount of $6,250,000 is due on October 1, 2001. The 8% Senior Notes and the 8% Convertible Senior Notes do not require any amortization and mature on September 1, 2001. The 8% Convertible Senior Notes held by affiliates of the Company are required to be converted into 742,667 shares of the Company's common stock on or before March 31, 1999. The $78,000 8% Convertible Senior Notes held by non-affiliates of the Company are convertible into the Company's common stock, at any time prior to maturity, at a price of $0.375 per share.

The Company's secured revolving line of credit is in effect until June 30, 1999 and, by its terms, shall be renewed from year to year thereafter, unless sooner terminated or renegotiated by the Company and its lender. This line of credit covers the Company's projected needs for operating capital and letters of credit to fund the purchase of imported goods. Direct borrowings under this line bear interest at the annual rate of 2.0% above the prime rate of Chase Manhattan Bank. Availability under the line of credit is subject to certain agreed upon formulas. Under the terms of this financing, the Company has agreed to pledge substantially all of its assets, except the Company's domestic inventory and real property.

The Company does not anticipate capital expenditures for fiscal 1999 to be more than $700,000.


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


YEAR 2000

Overview
The Year 2000 issue is primarily the result of computer programs only accepting a two-digit date code, as opposed to four digits, to indicate the year. Beginning in the Year 2000, and in certain instances prior to the Year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, the Company's date critical functions may be adversely affected unless these computer systems and software products are, or become, able to accept four-digit entries.


Internal Systems and Equipment
The Company has commenced a comprehensive program consisting of identifying, assessing and, if necessary, upgrading and/or replacing its systems and equipment that may be vulnerable to Year 2000 problems. The first stage of this program, identifying the systems and equipment, has been substantially completed. The Company has prioritized the identified items as either critical or non-critical to the operations of the Company. The Company has substantially completed the second and third stages of this program, assessing and upgrading and/or replacing the critical equipment it has deemed to be non-compliant. The Company is also in the process of developing a plan to test its entire system for Year 2000 compliance. The Company believes that it will have substantially completed all of its necessary upgrades and/or replacements and the testing of its systems by April 1999.

Third Party Relationships
The Company has begun to formally communicate with its significant suppliers and customers to determine if those parties have appropriate plans to remedy Year 2000 issues when their systems interface with the Company's systems or may otherwise impact the operations of the Company. There can be no assurance, however, that the systems of other companies on which the Company's processes rely will be timely converted, or that a failure to successfully convert by another company, or a conversion that is incompatible with the Company's systems, would not have an impact on the Company's operations. The Company believes that it will complete its assessment of the status of its suppliers' and customers' compliance with Year 2000 issues by the end of February 1999 and May 1999, respectively.


Contingency Plans
Based on the assessment efforts to date, the Company has focused on three separate contingency plans (1) if the Company's systems are non-compliant (2) if the Company's customers are non-compliant and (3) if the Company's suppliers are non-compliant. The Company is in the process of developing these plans and believes that it will be able to fully determine its worst case scenarios by May 1999. There can be no assurance that the Company will be able to have a contingency plan in place for a significant supplier and/or customer that does not become Year 2000 compliant.


Costs/Risks
Management currently estimates that the cost, in connection with bringing its own systems and equipment into compliance, was less than $50,000 for fiscal 1998, less than $75,000 through the second quarter of fiscal 1999 and does not expect the additional cost to exceed $175,000. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the Year 2000.

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


                                              MOVIE STAR, INC.


                                            By: /s/ MELVYN KNIGIN
                                               ------------------------
                                                MELVYN KNIGIN
                                                Chief Executive Officer;
                                                President


                                            By: /s/ THOMAS RENDE
                                               -------------------------
                                                THOMAS RENDE
                                                Chief Financial Officer


February 11, 1999