Form 10-Q
period 1999-03-31
MOVIE STAR INC /NY/
filed 1999-05-13
CIK 93631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       Quarterly Report Under Section 13 or 15(d) of the

       X  Securities Exchange Act of 1934

      For the quarter ended March 31, 1999


          Transition Report Pursuant to Section 13 or 15(d) of the
      ___ Securities Exchange Act of 1934

      For the transition period from ___________  to  ___________

      Commission File Number       1-5893

                               MOVIE STAR, INC.
                               ----------------
             (Exact name of Registrant as specified in its charter)

                New York                        13-5651322
                --------                        ----------
     (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)           Identification Number)

                    136 Madison Avenue, New York, N.Y. 10016
                    -----------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 684-3400
                                 --------------
              (Registrant's telephone number, including area code)

      ______________________________________________________________________
     (Former name, former address, and former fiscal year, if changed since last report.)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes |X|                 No |_|

      The number of common shares outstanding on April 30, 1999 was 14,869,644.

                                MOVIE STAR, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)


                                             March 31,               June 30,
                                               1999                    1998*
                                            ----------               --------
                                            (Unaudited)

                       Assets

Current Assets
 Cash                                      $  6,346                  $    546
 Receivables, net                             9,111                     6,330
 Inventory                                   13,576                    20,945
 Deferred income taxes                        2,291                     2,200
 Prepaid expenses and other current assets      355                       456
                                               ----                      ----
        Total current assets                 31,679                    30,477

Property, plant and equipment, net            3,538                     3,551
Other assets                                    831                       906
Deferred income taxes                         1,718                     1,809
                                               ----                      ----

        Total assets                       $ 37,766                  $ 36,743
                                             ======                    ======


                      Liabilities and Stockholders' Equity

Current Liabilities
 Notes payable                             $     -                     $ 328
 Current maturities of long-term debt and
  capital lease obligations                     44                        40
 Accounts payable and accrued expenses       7,808                    10,193
                                              ----                      ----
         Total current liabilities           7,852                    10,561
                                              ----                      ----
Long-term debt and capital lease
 obligations                                20,715                    20,980
                                              ----                      ----

Commitments and Contingencies                    -                         -

Stockholders' equity
 Common stock                                  169                       161
 Additional paid-in capital                  4,066                     3,789
 Retained earnings                           8,582                     4,870
                                              ----                      ----
                                            12,817                     8,820

 Less: Treasury stock, at cost               3,618                     3,618
                                              ----                      ----

         Total stockholders' equity          9,199                     5,202
                                              ----                      ----

Total liabilities and stockholders'
 equity                                   $ 37,766                  $ 36,743
                                           =======                   =======


* Derived from audited financial statements.

See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)



                                                                       Three Months Ended                 Nine Months Ended
                                                                            March 31,                           March 31,
                                                                      --------------------               ---------------------
                                                                      1999            1998                1999            1998
                                                                      -----          -----                ----            ----

Net sales                                                            $14,715         $12,918             $59,462          $50,857

Cost of sales                                                         10,334           9,134              42,038           36,300
                                                                        ----            ----                ----             ----

  Gross profit                                                         4,381           3,784              17,424           14,557

Selling, general and administrative
 Expenses                                                              3,637           3,465              11,588           11,075
                                                                        ----            ----                ----             ----

  Income from operations                                                 744             319               5,836            3,482

Gain on purchases of subordinated debentures
 And senior notes                                                          -             (59)                  -             (157)

Interest income                                                          (56)            (65)                (59)            (108)

Interest expense                                                         594             566               2,104            2,045
                                                                        ----            ----                ----             ----

  Income (loss) before provision for income
   Taxes                                                                 206            (123)              3,791            1,702

Provision for income taxes                                                 4              -                   76                -
                                                                        ----           ----                 ----             ----

  Net income (loss)                                                  $   202         $  (123)             $ 3,715         $ 1,702
                                                                     =======         =======              =======          ======

Basic net income (loss) per share                                    $   .01         $  (.01)              $  .26         $   .12
                                                                     =======         =======              =======          ======

Diluted net income (loss) per share                                  $   .01         $ (.01)              $   .24          $  .11
                                                                     =======         =======              =======          ======

Basic weighted average number of shares
 Outstanding                                                          14,131          14,117               14,122          14,029
                                                                     =======         =======              =======          ======


Diluted weighted average number of shares
 Outstanding                                                          16,326          14,117               15,639          15,512
                                                                     =======         =======              =======          ======


See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)



                                                         Nine Months Ended
                                                              March 31,
                                                     --------------------------
                                                      1999                1998
                                                      ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                        $ 3,715             $ 1,702
 Adjustments to reconcile net income to net cash
  Provided by operating activities:
   Depreciation and amortization                       428                 467
   Gain on purchases of subordinated debentures
    and senior notes                                     -                 (157)
   Loss on sale of property, plant and equipment         2                    -
 (Increase) decrease in operating assets:
   Receivables                                      (2,781)              (2,831)
   Inventory                                         7,369                2,559
   Prepaid expenses and other current assets           101                 (198)
   Other assets                                        (28)                 (63)
 (Decrease) increase in operating liabilities:
   Accounts payable and accrued expenses            (2,388)               1,037
                                                     -----                 ----

     Net cash provided by operating activities       6,418                2,516
                                                      ----                 ----

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment          (458)                (107)
  Proceeds from sale of property, plant
   and equipment                                       200                  500
  Proceeds from sale of other assets (interest
   in building)                                          -                  619
                                                      ----                 ----

      Net cash (used in) provided by
       investing activities                           (258)               1,012
                                                      ----                ------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on and purchases of long-term debt
   and Capital lease obligations                       (39)              (1,138)
  Net(repayment of) proceeds from revolving
   line of credit                                     (328)                   -
  Issuance of common stock under stock option plan       7                    -
                                                      ----                 ----

      Net cash used in financing activities           (360)              (1,138)
                                                      ----                 ----

 NET INCREASE IN CASH                                5,800                2,390
 CASH, beginning of period                             546                3,035
                                                      ----                 ----

 CASH, end of period                               $ 6,346              $ 5,425
                                                     =====                =====


                                                                       (Cont'd)

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                         Nine Months Ended
                                                              March 31,
                                                      -------------------------
                                                      1999                1998
                                                      ----                ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during period for:
     Interest                                       $1,495               $1,478
                                                     =====                =====

     Income taxes (net of refunds received)         $   16               $   13
                                                     =====                =====


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
 ACTIVITIES:
  Acquisition of equipment through assumption
   of capital lease obligation                      $  56                $    -
                                                    =====                 =====


SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
ACTIVITIES:
  Conversion of long-term debt for common stock    $ (278)                $ (59)
  Issuance of common stock                            278                    59
                                                     ----                  ----
                                                   $    -                $    -
                                                    =====                 =====


                                                                 (Concluded)

See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and the results of operations for the interim periods presented and cash flows for the nine months ended March 31, 1999 and 1998, respectively.

           The condensed consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's year-end consolidated financial statements. The year-end condensed consolidated balance sheet was derived from the Company's audited financial statements. The results of operations for the three and nine months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in the 1998 Annual Report on Form 10-K.


2.         Certain items included in these statements are based upon estimates.
           The cost of sales is determined utilizing estimated gross profit rates. The calculation of the actual cost of sales is predicated upon a physical inventory taken at the end of each fiscal year.


           The breakdown of the inventory in thousands is as follows:

                                                March 31,         June 30,
                                                  1999             1998
                                                ---------         --------

          Raw materials                        $    3,932         $   8,762
          Work-in process                           1,128             2,431
          Finished goods                            8,516             9,752
                                                     ----              ----
                                               $   13,576         $  20,945
                                                =========          ========

3. In October 1997, the Company purchased $500,000 in principal amount of its 12.875% subordinated debentures. As a result of the transaction, the Company recorded a pre-tax gain of $94,000, net of related costs, in the second quarter of fiscal 1998. The Company will further reduce its mandatory sinking fund requirement due in October 1999 with these debentures.

           In November 1997, the Company purchased $300,000 in principal amount of its 8% convertible senior notes. These notes entitled the previous holders to convert the principal amount into 800,000 shares of the Company's common stock. Also in the second quarter of fiscal 1998, certain individuals affiliated with the Company purchased $278,500 in principal amount of the 8% convertible senior notes due September 1, 2001. The purchasing affiliates converted the notes on March 31, 1999 into 742,662 shares of the Company's common stock, par value $.01.

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

5. The following sets forth the Company's calculation of Basic and Diluted Net Income (Loss) Per Share (in thousands, except per share amounts):

                                                    Three Months Ended                  Nine Months Ended
                                                          March 31,                            March 31,
                                                     -------------------              ------------------------
                                                     1999           1998              1999                1998
                                                     ----           ----              ----                ----
         Basic Net Income (Loss) Per Share:
         ----------------------------------
         Net Income (Loss) to Common Stockholders  $  202        $  (123)        $  3,715             $  1,702
         Basic Weighted Average Shares Outstanding 14,131         14,117           14,122               14,029
         Basic Net Income (Loss) Per  Share        $  .01        $  (.01)        $    .26             $    .12
                                                    =====          =====            =====                =====

         Diluted Net Income (Loss) Per Share:
         ------------------------------------
          Net Income (Loss) to Common Stockholders $   202       $  (123)        $  3,715             $  1,702
          Plus: Interest Expense on 8% Convertible
               Senior Notes                              7            (a)              21                   31
                                                      ----         ----              ----                 ----

          Adjusted Net Income (Loss)               $   209       $  (123)        $  3,736             $ 1,733
                                                     =====         =====            =====               =====

          Weighted Average Shares Outstanding       14,131        14,117           14,122              14,029
          Plus: Shares Issuable Upon Conversion
                of 8% Convertible Senior Notes        943            (a)              948               1,483
                Shares Issuable Upon Conversion
                 of Stock Options                    1,252             -              569                   -
                                                      ----          ----             ----                ----
          Diluted Weighted Average Shares
           Outstanding                              16,326        14,117           15,639              15,512
                                                     =====         =====            =====               =====
          Diluted Net Income (Loss) Per Share       $  .01       $  (.01)        $    .24             $   .11
                                                     =====         =====            =====               =====


(a) These dilutive securities have been excluded because their effect, if included, would have been antidilutive.

           Not all shares of potential exercisable stock options are included in the Diluted Net Income (Loss) Per Share calculation because they are considered antidilutive.

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

Results of Operations

Net sales for the three months ended March 31, 1999 increased by 13.9% to $14,715,000 from $12,918,000 in the comparable period in 1998. The increase in sales resulted from higher sales in the intimate apparel division of approximately $2,009,000 offset partially by a decrease in sales for the retail division of approximately $212,000. Net sales in the intimate apparel division increased to $13,024,000 due to the retailers' positive acceptance of the Company's moderately priced fashion forward products. Net sales in the Company's retail division decreased to $1,691,000 primarily due to the continuing poor weather patterns in the geographic areas in which the stores are located, resulting in lower sales due to fewer customers.

Net sales for the nine months ended March 31, 1999 increased by 16.9% to $59,462,000 from $50,857,000 in the comparable period in 1998. The increase in sales resulted from higher sales in the intimate apparel division of approximately $9,476,000, offset partially by a decrease in sales for the retail division of approximately $862,000. Net sales in the intimate apparel division increased to $52,021,000 as a result of the same factors for the three months discussed above. Net sales in the Company's retail division decreased to $7,441,000 due to the above-mentioned poor weather patterns and hurricanes in the geographic areas in which the stores are located which resulted in fewer customers.

The Company's gross profit percentage increased to 29.8% for the three months ended March 31, 1999 from 29.3% in the similar period in 1998. The gross margin in the Company's intimate apparel division increased to 29.1% for the three months ended March 31, 1999 from 28.9% in the similar period in 1998. The gross margin for the retail division increased to 35.0% for the three months ended March 31,1999 as compared to 31.4% in the similar period in 1998. The higher margins in the retail division resulted primarily due to a better merchandise mix in the current three-month period as compared to the same period in the prior year.

The Company's gross profit percentage increased to 29.3% for the nine months ended March 31, 1999 from 28.6% in the similar period in 1998. The gross margin in the Company's intimate apparel division increased to 28.8 % for the nine months ended March 31, 1999 from 27.8% in the similar period in 1998. The higher margins in the intimate apparel division resulted primarily from the Company's shift of production to Mexico-based contractors, operational efficiencies and a more favorable sales mix. The gross margin for the retail division decreased to 32.8% for the nine months ended March 31, 1999 as compared to 32.9% in the similar period in 1998.

Certain of the raw materials used in the production of the Company's products in Mexico are subject to export limitations under the North American Free Trade Agreement, called Tariff Protection Levels ("TPL"), that are similar to quotas. TPL is assigned annually to various categories of textiles and is available on a "first-come first-served" basis to U.S. companies exporting products from Mexico containing the textiles subject to the TPL. In September 1998, for the first time since 1996, when the Company began its efforts to increase production in Mexico, certain of the raw textile materials used in the Company's products reached the maximum annual TPL. As a result, the rate of duty for this category of products shipped from Mexico to the United States in the last four months of calendar year 1998 increased from 2.8% of the value of the finished product to 16.6% of that value. The Company is investigating various strategies to minimize the impact of this increase in the future. These strategies include purchasing more raw materials that originate in Mexico that will not be subject to TPL limitations and investigating other locations for manufacturing.

Selling, general and administrative expenses were $3,637,000, or 24.7% of sales, for the three months ended March 31, 1999 as compared to $3,465,000, or 26.8% of sales, for the similar period in 1998. This increase resulted from an increase in salary and salary costs of $329,000 and a net increase in other general overhead expenses, partially offset by a decrease in commissions of $171,000.

Selling, general and administrative expenses were $11,588,000, or 19.5% of sales, for the nine months ended March 31, 1999 as compared to $11,075,000, or 21.8% of sales, for the similar period in 1998. This increase resulted from an increase in salary and salary costs of $636,000, shipping costs of $163,000 and other general overhead expenses, partially offset by a decrease in commissions of $440,000 and advertising costs of $114,000.

Income from operations increased to $744,000 and $5,836,000 for the three and nine months ended March 31, 1999, respectively as compared to $319,000 and $3,482,000 for the similar periods in 1998. These increases were due to higher sales and margins, partially offset by an increase in selling, general and administrative expenses.

The Company's retail division had a loss from operations of $46,000 and income from operations of $351,000 for the three and nine months ended March 31, 1999 as compared to a loss from operations of $38,000 and income from operations of $606,000 for the similar periods in the prior year. These decreases were primarily due to lower sales. The operational results for the retail division are based on direct operating expenses and do not include any indirect corporate overhead.

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

Interest income for the three and nine months ended March 31, 1999 was $56,000 and $59,000, respectively, as compared to $65,000 and $108,000 for the similar periods in 1998.

Interest expense for the three and nine months ended March 31, 1999 was $594,000 and $2,104,000, respectively, as compared to $566,000 and $2,045,000 for the similar periods in 1998.

The Company provided for an alternative minimum tax of $4,000 and $76,000 for the three and nine months ended March 31, 1999, respectively, as compared to no income tax provision or benefit for the same periods in 1998.

The Company had net income of $202,000 and $3,715,000 for the three and nine months ended March 31, 1999, respectively, as compared to a net loss of $123,000 and net income of $1,702,000 for the similar periods in 1998. These improvements were due to higher sales and margins, offset partially by an increase in selling, general and administrative expenses, net interest costs, income taxes and a gain on the purchase of subordinated debentures in the prior year.

Liquidity and Capital Resources

For the nine months ended March 31, 1999, the Company's working capital increased by $ 3,911,000 to $23,827,000, principally from operating profits.

During the nine months ended March 31, 1999, cash increased by $5,800,000. The Company used cash of $458,000 for the purchase of fixed assets, $328,000 for the repayment of short-term borrowings and $39,000 for the payment of capital lease obligations. These activities were funded with cash generated from profitable operations of $6,418,000, the sale of certain non-operating assets of $200,000 and the exercise of stock options of $7,000.

Receivables at March 31, 1999 increased by $2,781,000 to $9,111,000 from $6,330,000 at June 30, 1998. This increase is due to normal seasonal shipping fluctuations within the period in the Company's intimate apparel division.

Inventory at March 31, 1999 decreased by $7,369,000 to $13,576,000 from $20,945,000 at June 30, 1998. This decrease, in both the intimate apparel and retail division inventories, resulted from the normal fluctuation in sales during the July through March period.

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

In November 1997, the Company purchased $300,000 in principal amount of its 8% Convertible Senior Notes due September 1, 2001. These Notes entitled the previous holders to convert the principal amount into 800,000 shares of the Company's common stock, par value $.01. Also in the second quarter of fiscal 1998, certain individuals affiliated with the Company purchased $278,500 in principal amount of the 8% Convertible Senior Notes due September 1, 2001. The purchasing affiliates converted the Notes on March 31, 1999 into 742,662 shares of the Company's common stock, par value $.01. The affiliates have agreed to certain restrictions on the circumstances under which they will be permitted to sell the shares into which the Notes were converted. The purchasers have also granted the Company the right to purchase the shares at a price equal to 90% of the market price at the time any purchaser is permitted under the agreement to sell the shares in the open market and wishes to do so.

In December 1997, non-affiliated holders of $59,000 in principal amount of the 8% Convertible Senior Notes converted their Notes into approximately 157,000 shares of the Company's common stock, par value $.01.

In October 1997, the Company purchased $500,000 in principal amount of its 12.875% subordinated debentures. As a result of the transaction, the Company recorded a pre-tax gain of $94,000, net of related costs, in the second quarter of fiscal 1998.

The Company has $20,615,000 remaining in long-term debt and a secured revolving line of credit of up to $13,500,000. The long-term debt consists of $9,987,000 of 12.875% Subordinated Debentures, $10,550,000 8% Senior Notes, and $78,000 8% Convertible Senior Notes. The remaining sinking fund requirement for the 12.875% Subordinated Debentures is $3,737,000 due on October 1, 2000 and the balance of the principal in the amount of $6,250,000 is due on October 1, 2001. The 8% Senior Notes and the 8% Convertible Senior Notes do not require any amortization and mature on September 1, 2001. The $78,000 8% Convertible Senior Notes are convertible into the Company's common stock, at any time prior to maturity, at a price of $0.375 per share.

The Company's secured revolving line of credit is in effect until June 30, 1999 and, by its terms, shall be renewed from year to year thereafter, unless sooner terminated or renegotiated by the Company and its lender. This line of credit covers the Company's projected needs for operating capital and letters of credit to fund the purchase of imported goods. Direct borrowings under this line bear interest at the annual rate of 2.0% above the prime rate of Chase Manhattan Bank. Availability under the line of credit is subject to certain agreed upon formulas. Under the terms of this financing, the Company has agreed to pledge substantially all of its assets, except the Company's domestic inventory and real property. The Company is presently negotiating with its current lender to renew its credit facility on more favorable terms.

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


Internal Systems and Equipment
The Company has substantially completed its comprehensive program consisting of identifying, assessing and, if necessary, upgrading and/or replacing its systems and equipment that were vulnerable to Year 2000 problems. The Company is in the process of testing its entire system for Year 2000 compliance and plans to complete its testing by June 1999.


Third Party Relationships
The Company has been formally communicating with its significant suppliers and customers to determine if those parties have appropriate plans to remedy Year 2000 issues when their systems interface with the Company's systems or may otherwise impact the operations of the Company. The Company has substantially completed its review and believes that its major customers and suppliers have addressed their Year 2000 issues. However, there can be no assurance, that the systems of other companies on which the Company's processes rely will be timely converted, or that a failure to successfully convert by another company, or a conversion that is incompatible with the Company's systems, would not have an impact on the Company's operations.


Contingency Plans
Based on the assessment efforts to date, the Company has focused on three separate contingency plans (1) if the Company's systems are non-compliant (2) if the Company's customers are non-compliant and (3) if the Company's suppliers are non-compliant. The Company is continuously developing these plans to minimize the impact of a potential failure. However, there can be no assurance that the Company will be able to have a contingency plan in place for a significant supplier and/or customer that does not become Year 2000 compliant.


Costs/Risks
Management currently estimates that the cost, in connection with bringing its own systems and equipment into compliance, was less than $50,000 for fiscal 1998 and less than $100,000 through the third quarter of fiscal 1999. Management does not expect the additional cost to exceed $50,000. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the Year 2000.

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


                                                   MOVIE STAR, INC.


                                                   By: /s/ MELVYN KNIGIN
                                                       ------------------
                                                       MELVYN KNIGIN
                                                       Chief Executive Officer;
                                                       President

                                                   By: /s/ THOMAS RENDE
                                                       ------------------
                                                       THOMAS RENDE
                                                       Chief Financial Officer


May 13, 1999