Form 10-K
period 1999-06-30
MOVIE STAR INC /NY/
filed 1999-09-28
CIK 93631

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                    -----------------------------------------

                                    FORM 10-K
(Mark One)

  [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

  For the fiscal year ended June 30, 1999 or

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

                  Yes        [ X ]               No     [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                  Yes          X                     No

The aggregate market value of voting stock held by nonaffiliates of the Registrant totalled $12,818,264 on August 31, 1999, based upon the closing price of $1.375 at the close of trading on August 31, 1999.

As of August 31, 1999, there were 14,879,644 common shares outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

SEE Item 14 with respect to exhibits to this Form 10-K which are incorporated herein by reference to documents previously filed or to be filed by the Registrant with the Commission.

                                MOVIE STAR, INC.
                          1999 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

         PART I                                                        Page No.

         Item 1            Business......................................I-1

         Item 2            Properties....................................I-6

         Item 3            Legal Proceedings.............................I-7

         Item 4            Submission of Matters to a
                           Vote of Security Holders..................... I-7

         PART II

         Item 5            Market for Company's Common Stock and
                           Related Stockholder Matters..................II-1

         Item 6            Selected Financial Data......................II-2

         Item 7            Management's Discussion and Analysis
                           of Financial Condition and
 .                          Results of Operations........................II-3

         Item 8            Financial Statements and
                           Supplementary Data.........................   F-1

         Item 9            Disagreements on Accounting and
                           Financial Disclosure.........................II-14

         PART III

         Item 10           Executive Officers and Directors
                           of the Company..............................III-1

         Item 11                    Executive Compensation.............III-2

         Item 12           Security Ownership of Certain Beneficial
                           Owners and Management.......................III-6

         Item 13           Certain Relationships and
                           Related Transactions........................III-7

         PART IV

         Item 14           Exhibits, Financial Statement
                           Schedule and Reports on Form 8-K.............IV-1

                                     PART I

ITEM 1.     BUSINESS

(a) The Company, a New York corporation organized in 1935, designs, manufactures, markets and sells an extensive line of ladies' sleepwear, robes, leisurewear, loungewear, panties and daywear; and also operates retail stores under the names Movie Star Factory Stores, Bargain Box Factory Stores, Bobby's Place, Bobby's Menswear and A Little Xtra from Movie Star ("Retail Stores"). During fiscal 1998, the Company exited the men's, women's and children's screen printed tee shirt division.

The Company's products consist of ladies' pajamas, nightgowns, baby dolls, nightshirts, dusters, shifts, caftans, sundresses, rompers, short sets, beachwear, peignoir ensembles, robes, leisurewear, panties, and daywear consisting of bodysuits, soft bras, slips, half-slips, teddies and camisoles. These products are manufactured in various fabrics, designs, colors and styles depending upon seasonal requirements, changes in fashion and customer demand.

The products sold in the Company's retail stores consist of lingerie, loungewear, sportswear, outerwear and hosiery for regular and plus size women, select menswear, jewelry and accessories. The specific products offered depend on the buying opportunities that are available each season.

Between 1992 and 1997, as a result of consolidations in the retail industry, the high cost of domestic manufacturing and difficulties the Company had encountered in engaging reliable offshore contractors and obtaining sufficient quantities of acceptable quality finished products from overseas, the Company experienced a loss of sales to certain of its customers. In fiscal 1998, the Company began to regain a portion of the sales it had lost by creating new designs at competitive prices and by improving on-time delivery and the quality of its products. The Company has shifted a large portion of its production to Mexico and other offshore based contractors and has developed infrastructures in these locations that has given the Company greater control over its operations, quality and on-time delivery. The Company maintains an in-house design staff which affords it the flexibility to work with merchandise buyers on fashion design and price points and its remaining domestic manufacturing facilities allow shorter "lead times" in producing certain of its products.

(b) Intentionally omitted.

(c) (i) The Company's products are sold to discount, specialty, national and regional chain, mass merchandise and department stores and direct mail catalog marketers throughout the United States. The prices to consumers for the Company's products range from approximately $3.00 for certain of its panty products to approximately $110.00 for certain other products, such as peignoir sets. The Company's products are sold by in-house sales personnel and outside manufacturer's representatives. Approximately 54% of the Company's sales are made to national chains and mass merchandisers; the balance of the Company's sales are unevenly distributed among discount, specialty, department and regional chain stores, direct mail catalog marketers and to consumers through the Company's Retail Stores. The Company's gross profit on its sales for each of the fiscal years ended June 30, 1999, 1998 and 1997 was approximately 29%, 29% and 27%, respectively.

The Retail Stores primarily sell apparel products manufactured by the Company and other manufacturers at discounted retail prices. The prices to consumers for the products sold in the Retail Stores range from approximately $.49 for hosiery to $79.00 for outerwear. During the early to mid 90's, the Retail Stores began to shift the mix of products sold from primarily non-branded first quality closeouts and irregular merchandise at discounted prices to selling branded merchandise, first quality non-branded merchandise and to a much lesser extent, irregular merchandise at discounted prices. In fiscal 1999, 1998 and 1997 less than 5%, 15% and 20%, respectively, of the products sold by these stores were supplied by the Company. This decrease resulted primarily from the phase out of the Company's popular-priced trade business and the Company's decision to diversify and broaden the Retail Stores product line. The Retail Stores accounted for approximately 13.1%, 16.6% and 16.7% of the Company's total sales in fiscal 1999, 1998 and 1997, respectively. These stores operate at a gross profit above 33%. The Retail Stores division advertises directly to consumers through print, radio and television in the localities in which it operates.

The Company limits the promotion of its manufactured products to cooperative advertising in conjunction with its retail customers directed to the ultimate retail consumer of its products.

From 1976 until 1998, the Company had, pursuant to various written agreements, retained Harold Shatz and Jeffrey Hymowitz and their organization, Domino Industries, Inc. ("Domino"), as a manufacturer's representative. In fiscal 1998, Mr. Shatz effectively discontinued providing his services as a sales executive to the Domino organization and did not wish to resume providing those services. In view of this fact, the Company and Domino agreed to modify their agreement. Under the modification, Domino accepted significantly lower commissions on the net sales attributable to its sales efforts in consideration for the Company's payment of a negotiated fixed fee payable in monthly installments until the expiration of the agreement on December 31, 1998. Mr. Hymowitz became an employee of the Company upon the expiration of the agreement. Working closely with the Company, Mr. Hymowitz has continued to sell to certain accounts under the supervision of Mel Knigin, the Company's President and most senior executive in charge of sales and merchandising. In fiscal year 1999 and 1998, approximately 36% and 30%, respectively, of the Company's net sales were attributed to Mr. Hymowitz and the Domino organization. The Company believes that the loss of its relationship with Mr. Hymowitz would not materially adversely affect the Company because retailers' purchasing decisions are primarily based upon the Company's products.

(ii)  Not applicable.

(iii) The Company utilizes a large variety of fabrics made from natural and man-made fibers including, among others, polyester, cotton, broadcloth, stretch terry, brushed terry, flannel, brushed flannel, nylon, spun polyester, velour, satins, tricot, jersey, fleece, jacquards, lace, stretch lace, charmeuse, chambray, and various knit fabrics.

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

The amount of finished goods assembled for the Company in the Caribbean and Central America has increased from 13% in fiscal 1997 and 1998 to 16% in fiscal 1999. The Company has also increased the amount of finished goods assembled in Mexico from 9% in fiscal 1997 and 34% in fiscal 1998 to 48% in fiscal 1999.

The increases in Mexico were due to the Company's strategic decision to assemble more of its finished goods in that country in order to take advantage of lower labor costs and lower duty rates resulting from the North American Free Trade Agreement ("NAFTA"). Certain of the raw materials used in the production of the Company's products in Mexico are subject to export limitations under NAFTA, called Tariff Protection Levels ("TPL"), that are similar to quotas. TPL is assigned annually to various categories of textiles and is available on a "first-come first-served" basis to U.S. companies exporting products from Mexico containing the textiles subject to the TPL. In September 1998 and June 1999, the maximum annual TPL for certain of the raw materials used in the Company's products was exhausted. As a result, the rate of duty on the affected products from Mexico shipped to the United States in the last four months of calendar year 1998 and the last six months of calendar year 1999 increased from 2.8% in 1998 and no duty in 1999 to 16.6% of the value of the finished product. The Company has investigated various alternatives to minimize the impact of this increase, including the shift of a portion of its production to other locations, such as the Philippines. Approximately 15% of the Company's finished goods were imported from foreign sources in fiscal 1999 as compared to 10% in fiscal 1998 and 20% in fiscal 1997. In fiscal 1999, approximately 33% of the Company's raw materials were imported as compared to approximately 37% in fiscal 1998 and 33% in fiscal 1997.

The functions of purchasing finished products and raw materials from offshore sources have been centralized to give the Company greater control over its offshore purchases through closer oversight of these functions by senior management and greater accountability from foreign based personnel employed by and reporting directly to the Company. Currently, the Company has two employees in Bangladesh and two employees in the Philippines supervising the production of finished products purchased by the Company from manufacturers in those countries.

As a result of the Company's decision to shift a large portion of its production to Mexico-based contractors, the Company has developed an infrastructure with nine employees in Mexico to assure greater control over its operations and assist in maintaining quality and on-time delivery. The Company also has two employees in Honduras who assist in maintaining quality and on-time delivery. Management personnel travel to Mexico, the Far East, the Caribbean and Central America throughout the year to monitor the performance of the Company's offshore manufacturers and contractors.

The Company's transactions with its foreign manufacturers and suppliers are subject to the risks of doing business abroad. The Company's import and offshore operations are subject to constraints imposed by agreements between the United States and a number of foreign countries in which the Company does business. These agreements impose quotas on the amount and type of goods that can be imported into the United States from these countries. Such agreements also allow the United States to impose, at any time, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits. The Company's imported products are also subject to United States customs duties and, in the ordinary course of business, the Company is from time to time subject to claims by the United States Customs Service for duties and other charges. The United States and other countries in which the Company's products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust presently prevailing quotas, duty or tariff levels, which could adversely affect the Company's operations and its ability to continue to import products at current or increased levels. The Company cannot predict the likelihood or frequency of any such events occurring.

The Company believes it maintains adequate inventories to cover the needs of its customers.

(iv) The Company has several registered trademarks, of which "Movie Star", "Movie Star Loungewear", "Cinema Etoile", "Cine Jour", "Private Property", and "Night Magic" are material to the marketing by the Company of its products. There is no litigation with respect to patents, licenses and trademarks.

The Company has entered into an exclusive licensing agreement to produce and sell sleepwear and intimate apparel designed by Flora Nikrooz. The Company has introduced a designer collection at affordable prices that have been designed by Ms. Nikrooz under the Flora Nikrooz intimates name. These products are being offered to department and better specialty stores. The Company plans to ship the first orders in November 1999.

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

(vii) Wal-Mart accounted for 22% of sales for fiscal 1999 and 20% of sales for fiscal 1998. Sears, Roebuck and Company accounted for 14% of sales for fiscal 1999 and 11% of sales for fiscal 1998. Target accounted for 11% of sales for fiscal 1999 and 3% of sales for fiscal 1998.

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

(viii) The backlog of orders as of June 30, 1999 was approximately $32,300,000 and as of June 30, 1998 was approximately $33,000,000. Orders are booked upon receipt. The Company believes that the current backlog is firm and will be filled by the end of the current fiscal year.

(ix) There is no material portion of the business which may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

(x) The intimate apparel business is fragmented and highly competitive. The industry is characterized by a large number of small companies manufacturing and selling unbranded merchandise, and by several large companies which have developed widespread consumer recognition of the brand names associated with merchandise manufactured and sold by these companies. In addition, certain of the larger retailers to whom the Company has historically sold its products have sought to expand the development and marketing of their own brands and to obtain intimate apparel products directly from similar sources as the Company.

Owning manufacturing facilities has required the investment of substantial capital and subjected the Company to the costs of maintaining excess capacity. Competitive conditions in the industry have required the Company to place greater reliance on obtaining raw materials and finished products from sources outside the United States. As a result, the Company has consolidated production in its domestic plants by closing underutilized and inefficient facilities. Between August 1990 and June 1998, the Company has closed seventeen manufacturing plants in an effort to lower costs by reducing excess manufacturing capacity and in response to the need to produce and purchase products at a lower cost from sources outside the United States.

The intimate apparel industry is further characterized by competition on the basis of price, quality, efficient service and prompt delivery. Because of this competitive pressure, the Company no longer relies principally on domestic manufacturing and has increased its reliance on offshore manufacturers and contractors. Accordingly, changes in import quotas, currency valuations and political conditions in the countries from which the Company imports products could adversely affect the Company's business. Such shifts could also result in the underutilization of the Company's remaining domestic plants and decrease profitability.

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

(xiii) Of the approximately 588 employees of the Company, approximately 22 are executive, design and sales personnel, 115 are administrative personnel, and the balance are in manufacturing, warehousing and retail sales for the Retail Stores division. In addition, the Company employs approximately 55 part-time sales and stockroom assistants in its Retail Stores division.

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

ITEM 2.                                        PROPERTIES

    The following table sets forth all of the facilities owned or leased by the Company as of June 30, 1999.



                                    Owned or        Bldg. Area                  Expiration   Productive    Extent of
Location           Use              Leased           (sq. ft.)   Annual Rent    of Lease     Capacity(4)   Utilization(4)
--------                            ------           ---------   -----------    --------     -----------   --------------
136 Madison Ave.,  Executive and    Portions Sub-       23,000   $393,000       4/01         N/A           N/A
New York, NY       Administrative   leased;                      (1)
(includes one      offices;         Portions
floor at 148       divisional sales Leased
Madison Ave.,      office and       Directly from
NY, NY)            showroom         Landlord

180 Madison Ave.,  Sales Office     Leased               3,000   $ 65,000       7/00         N/A           N/A
New York, NY       and Showroom


Petersburg, PA     Warehousing      Owned              140,000     _____        _____        N/A           N/A
                   for finished
                   goods; dis-
                   tribution center

Lebanon, VA        Manufacturing;   Owned              170,000     _____        _____        250           91%
                   warehousing for
                   piece goods and
                   finished goods;
                   distribution
                   center

Honaker, VA        Vacant           Owned               40,000     _____        _____        N/A           N/A


South Mississippi  1 Mfg./Dist./    Owned/Leased       239,000     _____        _____        200           28%(5)
                   Warehouse; 1     (2)
                   Distribution
                   Center

North Mississippi  1 Mfg./Vacant    Owned              103,000     _____        _____        N/A           N/A



Retail Stores      28 retail        Leased(3)          103,000   $360,000(3)    (3)         N/A            N/A
                   stores located
                   throughout
                   Mississippi and
                   Georgia

----------
         (1) Includes escalation for 1999.

         (2) Leased from municipalities pursuant to local Development Authority bond issues.

         (3) Store leases generally are for one to three-year periods with options to renew. Rents generally range from $2-$8 per square foot.

         (4) "Productive Capacity" is based on the total number of employees that can be employed at a facility providing direct labor for the manufacture of the Company's products based on existing machinery and equipment and plant design. "Extent of Utilization" is the percentage obtained by dividing the average number of employees actually employed at a facility during the fiscal year providing direct labor for the manufacture of the Company's products by Productive Capacity.

         (5) Subsequent to June 30, 1998, the Company has minimized the amount of production it does at this facility in order to maximize its overall efficiency, lower manufacturing costs and to allow for more warehousing and distribution space.


         The following table sets forth the amount of space allocated to different functions in shared facilities set forth in the preceding table.


                                                                       AMOUNT
                                                                       OF SPACE
LOCATION                      FUNCTION                                 (Sq. ft.)
--------                      --------                                 ---------

136, 148 and 180              Corporate Offices;                           7,000
Madison Avenue                Divisional Sales Offices
New York, New York            and Showrooms;                              11,000
                              Production Staff and Design                  8,000

Petersburg, Pennsylvania      Warehousing and Distribution;              137,000
                              Offices                                      3,000

Lebanon, Virginia             Manufacturing;                              49,000
                              Warehousing and Distribution;              111,000
                              Offices                                     10,000


Mississippi                   Manufacturing;                              29,000
                              Manufacturing and Distribution;            195,000
                              Offices                                     15,000



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



                                                           High        Low
                                                           ----        ---

Year Ended June 30, 1999
First Quarter . . . . . . . . . . . . . . . . . . . . .    11/16       7/16
Second Quarter. . . . . . . . . . . . . . . . . . . . .    1 3/4        3/8
Third Quarter . . . . . . . . . . . . . . . . . . . . .    2 1/4      1 1/8
Fourth Quarter. . . . . . . . . . . . . . . . . . . . .  2 13/16     1 5/16


Year Ended June 30, 1998
First Quarter . . . . . . . . . . . . . . . . . . . . .    13/16        3/8
Second Quarter. . . . . . . . . . . . . . . . . . . . .      7/8       9/16
Third Quarter . . . . . . . . . . . . . . . . . . . . .      7/8       9/16
Fourth Quarter. . . . . . . . . . . . . . . . . . . . .      7/8      11/16




As of August 31, 1999, there were approximately 891 holders of record of the Common Stock. For restrictions on dividends, see Item 1 at page I-5.



               MARKET FOR COMPANY'S 12.875% SUBORDINATED DEBENTURE
                             (per $1,000 par value)


                                                           High        Low
                                                          ------       ----
Year Ended June 30, 1999
First Quarter . . . . . . . . . . . . . . . . . . . .     940.00     860.00
Second Quarter. . . . . . . . . . . . . . . . . . . .     950.00     820.00
Third Quarter . . . . . . . . . . . . . . . . . . . .     950.00     861.25
Fourth Quarter. . . . . . . . . . . . . . . . . . . .     955.00     900.00




Year Ended June 30, 1998
First Quarter . . . . . . . . . . . . . . . . . . . .     837.50      750.00
Second Quarter. . . . . . . . . . . . . . . . . . . .     910.00      810.00
Third Quarter . . . . . . . . . . . . . . . . . . . .     980.00      900.00
Fourth Quarter. . . . . . . . . . . . . . . . . . . .     947.50      915.00

ITEM 6.   SELECTED FINANCIAL DATA


MOVIE STAR,  INC. AND SUBSIDIARIES

ITEM 6.  Selected Financial Data
(In Thousands, Except Per Share Amounts)
________________________________________________________________________________

 Statement of Operations Data:                                   Fiscal Year Ended June 30,
                                                   1999         1998        1997        1996       1995
 NET SALES                                      $  72,506   $  64,537   $  61,470   $  84,115   $ 101,946
                                                ---------   ---------   ---------   ---------   ---------

 COST OF SALES                                     51,363      45,777      44,947      66,993      81,261

 SELLING, GENERAL AND ADMINISTRATIVE
 EXPENES                                           15,859      15,206      13,875      17,637      20,645

 LOSS ON ABANDONMENT OF LEASED PREMISES                --          --          --       1,070          --

 SPECIAL CHARGE                                        --          --          --         --          750
                                                 --------    ---------     -------   ---------   --------
                                                   67,222      60,983      58,822      85,700     102,656
                                                 --------    ---------     -------   ---------   --------
 INCOME (LOSS) FROM OPERATIONS                      5,284       3,554       2,648      (1,585)       (710)

 GAIN ON PURCHASES OF SUBORDINATED
 DEBENTURES AND SENIOR NOTES                           --        (157)       (560)         --          --

 INTEREST INCOME                                     (118)       (130)       (157)       (110)       (104)

 INTEREST EXPENSE                                   2,694       2,623       2,781       3,893       4,669
                                                 --------    ---------     -------   ---------   --------


 INCOME (LOSS) BEFORE PROVISION FOR
 (BENEFIT FROM) INCOME TAXES                        2,708       1,218         584      (5,368)     (5,275)

 PROVISION FOR (BENEFIT FROM) INCOME
 TAXES                                                 35          16          65         (90)       (246)
                                                 --------    ---------     -------   ---------   --------

 NET INCOME (LOSS)                               $  2,673    $  1,202      $  519     $(5,278)   $ (5,029)
                                                 ========    ========      =======   =========   ========

 BASIC INCOME (LOSS) PER SHARE                      $ .19       $ .09       $ .04      $ (.38)     $ (.36)
                                                 ========    ========      =======   =========   ========
 DILUTED INCOME (LOSS) PER SHARE                    $ .17       $ .08       $ .04      $ (.38)     $ (.36)
                                                 ========    ========      =======   =========   ========

 BASIC WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                14,309      14,049      13,960      13,960      13,960
                                                 ========    ========      =======   =========   ========

 DILUTED WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                15,869      15,161      15,868      13,960      13,960
                                                 ========    ========      =======   =========   ========


Balance Sheet Data:                                                        At June 30,
                                                    1999        1998        1997      1996         1995

WORKING CAPITAL                                 $  22,616   $  19,916   $  18,636   $  19,546   $  22,648
                                                 ========    ========      =======   =========   ========
TOTAL ASSETS                                    $  36,759   $  36,743   $  33,957   $  34,610   $  57,204
                                                 ========    ========      =======   =========   ========
SHORT-TERM DEBT - Including
 current maturities of long-term debt
 and capital lease obligations                  $      45   $      40   $      73   $      45   $  15,832
                                                 ========    ========      =======   =========   ========
LONG-TERM DEBT                                  $  20,703   $  20,980   $  22,336   $  23,533   $  22,496
                                                 ========    ========      =======   =========   ========
STOCKHOLDERS' EQUITY                            $   8,166   $   5,202   $   3,941   $   3,422   $   8,700
                                                 ========    ========      =======   =========   ========

ITEM 7.


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


Results of Operations

1999 vs. 1998

Net sales for the year ended June 30, 1999 increased by 12.3% to $72,506,000 from $64,537,000 in the comparable period in 1998. The increase in sales resulted from higher sales in the intimate apparel division of approximately $9,159,000, offset partially by a decrease in sales for the retail division of approximately $1,182,000. Net sales in the intimate apparel division increased to $63,006,000 as compared to $53,847,000 in the comparable period in 1998. This increase was primarily due to the retailers' positive acceptance of the Company's moderately priced fashion forward products. At June 30, 1999, the Company's backlog of open orders was $32,300,000 as compared to $33,000,000 at June 30, 1998. Net sales in the Company's retail division decreased to $9,500,000 as compared to $10,682,000 in the comparable period in 1998. This decrease was primarily due to poor weather patterns and hurricanes in the geographic areas in which the stores are located, resulting in lower sales due to fewer customers.

The gross profit percentage was 29.2% for the year ended June 30, 1999 as compared to 29.1% for the year ended June 30, 1998. The gross margin in the Company's intimate apparel division increased to 28.0% for the year ended June 30, 1999 from 27.5% for the year ended June 30, 1998. The higher margins in the intimate apparel division resulted primarily from an improved product mix, better control of product costs and the continued shift of production to offshore contractors offset partially by additional duty (see discussion on Tariff Protection Levels below). The gross margin for the retail division decreased to 37.0% for the year ended June 30, 1999 as compared to 38.2% for the year ended June 30, 1998. The lower margins in the retail division resulted primarily from higher markdowns taken in the current year as compared to the prior year, due to the closeout of excess seasonal merchandise that resulted from an unseasonably warm fall and winter.

Certain of the raw materials used in the production of the Company's products in Mexico are subject to export limitations under the North American Free Trade Agreement, called Tariff Protection Levels ("TPL"), that are similar to quotas. TPL is assigned annually to various categories of textiles and is available on a

"first-come first-served" basis to U.S. companies exporting products from Mexico containing the textiles subject to the TPL. In September 1998 and June 1999, certain of the raw materials used in the Company's products reached the maximum annual TPL. As a result, the rate of duty for this category of products shipped from Mexico to the United States, after the annual TPL has been reached, increased from 2.8% in 1998 and no duty in 1999 to 16.6% of the value of the finished product. The Company has investigated various strategies to minimize the impact of this increase. These strategies include purchasing more raw materials that originate in Mexico that will not be subject to TPL limitations and investigating other locations for manufacturing, such as the Philippines.

Selling, general and administrative expenses were $15,859,000, or 21.9% of net sales, for the year ended June 30, 1999 as compared to $15,206,000, or 23.6% of net sales, for the similar period in 1998. This increase of $653,000 resulted primarily from increases in salary expense and salary related costs of $678,000 due to the hiring of additional personnel and salary increases for existing personnel, a one-time charge of $625,000 in connection with the retirement of the Company's Chief Executive Officer, Mark M. David, an increase in shipping costs of $171,000 and a net increase in other general overhead expenses, partially offset by a decrease in commissions of $891,000 and bad debts of $291,000. The decrease in commissions was primarily due to the restructuring of an agreement the Company had with its outside manufacturer's representative, who became an employee of the Company on January 1, 1999 and the overall product mix of the Company's sales.

The Company's intimate apparel division had selling, general and administrative expenses of $13,065,00, or 20.7% of net sales, for the year ended June 30, 1999 as compared to $12,367,000, or 23.0% of net sales, for the similar period in 1998. This increase in dollars was primarily due to the same reasons described above.

The Company's retail division had selling, general and administrative expenses of $2,794,00, or 29.4% of net sales, for the year ended June 30, 1999 as compared to $2,839,000, or 26.6% of net sales, for the similar period in 1998. This increase in percentage was primarily due to the reduction in sales for the division.

Income from operations increased to $5,284,000 for the year ended June 30, 1999, from $3,554,000 for the similar period in 1998. This increase was due to higher sales and gross margins partially offset by an increase in selling, general and administrative expenses.

The Company's intimate apparel division had income from operations of $4,564,000 for the year ended June 30, 1999 as compared to $2,316,000 for the similar period in 1998. This increase was due to higher sales and gross margins partially offset by an increase in selling, general and administrative expenses.

The Company's retail division had income from operations of $720,000 for the year ended June 30, 1999 as compared to income from operations of $1,238,000 for the similar period in the prior year. This decrease was due to lower sales and gross margins offset partially by lower selling, general and administrative expenses. The operational results for the retail division are based on direct operating expenses and do not include any indirect corporate overhead.

In the second quarter of fiscal 1998, the Company purchased $500,000 in principal amount of its 12.875% subordinated debentures. As a result of the transaction, the Company recorded a pre-tax gain of $94,000, net of related costs.

In the third quarter of fiscal 1998, the Company purchased $156,000 and $300,000 in principal amount of its 12.875% subordinated debentures. As a result of these transactions, the Company recorded a pre-tax gain of $59,000, net of related costs.

Interest income for the year ended June 30, 1999 was $118,000 as compared to $130,000 for 1998.

Interest expense for the year ended June 30, 1999 was $2,694,000 as compared to $2,623,000 for 1998.

The Company provided for an income tax provision of $35,000 for the year ended June 30, 1999 as compared to $16,000 for 1998.

The Company recorded net income for the year ended June 30, 1999 of $2,673,000 as compared to net income of $1,202,000 for the same period in 1998. This increase of $1,471,000 was due to higher sales and gross margins offset partially by an increase in selling general and administrative expenses, a gain on the purchase of subordinated debentures in the prior year, a net increase in interest costs and a larger provision for income taxes in the current year.


1998 vs. 1997

Net sales for the year ended June 30, 1998 increased by 5.0% to $64,537,000 from $61,470,000 in the comparable period in 1997. The increase in sales resulted from higher sales in the intimate apparel division and the retail division of approximately $3,311,000 and $453,000, respectively, offset by a decrease in other business of $697,000. Net sales in the intimate apparel division increased to $53,847,000 from $50,536,000 in the comparable period in 1997. This increase was due to the creation of new designs and competitive products for its customers. At June 30, 1998 the Company's backlog of open orders was $33,000,000 as compared to $21,300,000 at June 30, 1997. This increase is due to an expected increase in business for fiscal 1999 and orders being booked earlier than they were in the prior year. Net sales in the Company's retail division increased to $10,682,000 from $10,229,000 in the comparable period in 1997. This increase was primarily due to an expanded product line, which includes higher priced brand name products. The decrease in other business was the result of the Company's decision to exit the men's, women's and children's screen printed tee shirt division.

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

Selling, general and administrative expenses increased by $1,331,000 to $15,206,000 for the year ended June 30, 1998 from $13,875,000 in the similar period in 1997. This increase resulted primarily from increases in salary expense and salary related costs, commission expense, a more favorable recovery of bad debts in the prior year and an increase in expenses for the retail division partially offset by a net decrease in other general overhead expenses.

The Company's intimate apparel division had selling, general and administrative expenses of $12,367,000 for the year ended June 30, 1998 as compared to $11,325,000 in the similar period in 1997. This increase was primarily the result of salary expense and salary related expenses increasing approximately

$481,000 due to the hiring of additional personnel, increases for executive and sales personnel as well as increases for administrative personnel. Commission expense increased by $400,000 primarily due to an increase in sales and a restructured agreement with the Company's outside manufacturer's representative, which included guaranteed commissions in exchange for a significantly reduced commission rate on future sales through the expiration of the agreement, December 31, 1998. The additional expense incurred in the current fiscal year due to this restructuring was approximately $285,000. The Company also had a more favorable recovery of bad debts in the prior year of approximately $447,000 primarily from one customer that resolved its bankruptcy on a more favorable basis than the Company had anticipated.

The retail division had selling, general and administrative expenses of $2,839,000 for the year ended June 30, 1998 as compared to $2,550,000 in the similar period in 1997. This increase was primarily the result of increases in salary expense and salary related costs, advertising expense and store related expenses totaling approximately $310,000 due to its effort to expand its product line with more brand name merchandise and increase sales.

Income from operations increased to $3,554,000 for the year ended June 30, 1998, from $2,648,000 for the similar period in 1997. This increase was due to higher sales and gross margins partially offset by an increase in selling, general and administrative expenses. The Company's retail division had income from operations of $1,238,000 and income from operations of $1,106,000 for the similar period in the prior year. The operational results for the retail division are based on direct operating expenses and do not include any indirect corporate overhead.

In the second quarter of fiscal 1998, the Company purchased $500,000 in principal amount of its 12.875% subordinated debentures. As a result of the transaction, the Company recorded a pre-tax gain of $94,000, net of related costs.

In the second quarter of fiscal 1998, the Company purchased $300,000 in principal amount of its 8% Convertible Senior Notes due September 1, 2001. These Notes entitled the previous holders to convert the principal amount into 800,000 shares of the Company's common stock, par value $.01.

In the third quarter of fiscal 1998, the Company purchased $156,000 and $300,000 in principal amount of its 12.875% subordinated debentures. As a result of these transactions, the Company recorded a pre-tax gain of $59,000, net of related costs.

In the first quarter of fiscal 1997, the Company purchased $1,320,000 in principal amount of its 12.875% subordinated debentures to meet a sinking fund payment due in October 1996. As a result of the transaction, the Company recorded a pre-tax gain of $560,000, net of related costs.

Interest income for the year ended June 30, 1998 was $130,000 as compared to $157,000 for 1997.

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


Liquidity and Capital Resources

For the year ended June 30, 1999, the Company's working capital increased by $2,700,000 to $22,616,000, principally from profitable operations and the sale of non-operating assets offset partially by the payment and purchases of long-term debt and the purchase of fixed assets.

During the fiscal year ended June 30, 1999, cash increased by $4,051,000. The Company used cash of $528,000 for the purchase of fixed assets, $328,000 for the repayment of short-term borrowings and $50,000 for the payment of capital lease obligations. Cash generated from profitable operations, the sale of certain non-operating assets aggregating $200,000 and the exercise of stock options of $13,000 principally funded these activities.

Receivables at June 30, 1999 increased by $534,000 to $6,864,000 from $6,330,000 at June 30, 1998. This increase is due to orders for the Company's intimate apparel division, being shipped later in fiscal 1999 as compared to the prior year.

Inventory at June 30, 1999 decreased by $4,485,000 to $16,460,000 from $20,945,000 at June 30, 1998. This decrease resulted in both the intimate apparel division of approximately $3,941,000 and the retail division of approximately $544,000. The decrease in the intimate apparel division was primarily the result of an increase in the amount of finished goods being purchased by the Company in fiscal 2000 which did not require the Company to purchase and maintain an inventory of the raw materials associated with those finished goods and a reduction in the level of excess and closeout finished goods on hand. The decrease in the retail division resulted from the Company's decision to reduce the level of inventory in this division.

During the second quarter of fiscal 1999, the Company sold a non-operating manufacturing facility located in Mississippi, a vacant parcel of land located in Georgia and other non-operating assets for an aggregate of $200,000.

During the third quarter of fiscal 1998, the Company sold its interest in a building located in Georgia for approximately $619,000.

During the second quarter of fiscal 1998, the Company sold two non-operating manufacturing facilities located in Georgia for an aggregate of $500,000.

In the second quarter of fiscal 1998, the Company purchased $300,000 in principal amount of its 8% Convertible Senior Notes due September 1, 2001. These Notes entitled the previous holders to convert the principal amount into 800,000 shares of the Company's common stock, par value $.01. Also in the second quarter of fiscal 1998, certain individuals affiliated with the Company purchased $278,500 in principal amount of the 8% Convertible Senior Notes due September 1, 2001. The purchasing affiliates converted the Notes on March 31, 1999 into 742,662 shares of the Company's common stock, par value $.01. The affiliates have agreed to certain restrictions on the circumstances under which they will be permitted to sell the shares into which the Notes were converted. The purchasers have also granted the Company the option to purchase the shares at a price equal to 90% of the market price at the time any purchaser is permitted under the agreement to sell the shares in the open market and wishes to do so.

Non-affiliated holders of $59,000 in principal amount of the Company's 8% Convertible Senior Notes converted their Notes into approximately 157,000 shares of the Company's common stock in the second quarter of fiscal 1998.

During the second quarter of fiscal 1998, the Company purchased $500,000 in principal amount of its 12.875% subordinated debentures. As a result of the transaction, the Company recorded a pre-tax gain of $94,000, net of related costs.

In the third quarter of fiscal 1998, the Company purchased $156,000 and $300,000 in principal amount of its 12.875% subordinated debentures. As a result of these transactions, the Company recorded a pre-tax gain of approximately $59,000, net of related costs.

During August and September 1999, the Company purchased $2,721,000 in principal amount of its 12.875% subordinated debentures. As a result of the transaction, the Company will record a pre-tax gain of approximately $105,000, net of related costs, in the first quarter of fiscal 2000. The Company will reduce its mandatory sinking fund requirement with these debentures.

The Company has, after the above purchases, $17,894,000 remaining in long-term debt and a secured revolving line of credit of up to $13,500,000. The long-term debt consists of $7,266,000 of 12.875% Subordinated Debentures, $10,550,000 of

8% Senior Notes, and $78,000 of 8% Convertible Senior Notes. The remaining sinking fund requirement for the 12.875% Subordinated Debentures is $1,016,000 due on October 1, 2000 and the balance of the principal in the amount of $6,250,000 is due on October 1, 2001. The 8% Senior Notes and the 8% Convertible Senior Notes do not require any amortization and mature on September 1, 2001. The $78,000 of 8% Convertible Senior Notes are convertible into the Company's common stock, at any time prior to maturity, at a price of $0.375 per share.

The Company has a secured revolving line of credit of up to $13,500,000, through June 2001, to cover the Company's projected needs for operating capital and letters of credit to fund the purchase of imported goods. Direct borrowings under this line bear interest at the annual rate of 2.0% above the prime rate of Chase Manhattan Bank in fiscal 1999 and the prime rate commencing July 1, 1999. Availability under the line of credit is subject to the Company's compliance with certain agreed upon financial formulas. Under the terms of this financing, the Company has agreed to pledge substantially all of its assets, except the Company's domestic inventory and real property.

Management believes its available borrowing under its secured revolving line of credit, along with anticipated internally generated funds, will be sufficient to cover its working capital requirements.

The Company has been authorized by the board of directors to make additional purchases of its 12.875% Subordinated Debentures to satisfy its October 1, 2000 sinking fund requirement. The Company does not anticipate making any purchases of its stock and anticipates that capital expenditures for fiscal 2000 will be less than $700,000.


Recently Issued Accounting Standard

Recently Issued Accounting Standard - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 will be effective in the Company's first quarter of the fiscal year ending June 30, 2001 and retroactive application is not permitted. The Company has not yet determined whether the application of SFAS No. 133 will have a material impact on its financial position or results of operations.

Imports

The Company's transactions with its foreign manufacturers and suppliers are subject to the risks of doing business abroad. The Company's import and offshore operations are subject to constraints imposed by agreements between the United States and a number of foreign countries in which the Company does business. These agreements impose quotas on the amount and type of goods that can be imported into the United States from these countries. Such agreements also allow the United States to impose, at any time, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits. The Company's imported products are also subject to United States customs duties and, in the ordinary course of business, the Company is from time to time subject to claims by the United States Customs Service for duties and other charges. The United States and other countries in which the Company's products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust presently prevailing quotas, duty or tariff levels, which could adversely affect the Company's operations and its ability to continue to import products at current or increased levels. The Company cannot predict the likelihood or frequency of any such events occurring.


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

Internal Systems and Equipment
The Company has completed its comprehensive program consisting of identifying, assessing and, when necessary, upgrading and/or replacing its systems and equipment that were vulnerable to Year 2000 problems. The Company has also successfully completed the testing of its entire system for Year 2000 compliance.

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

Costs/Risks
Management currently estimates that the cost, in connection with bringing its own systems and equipment into compliance, was less than $50,000 for fiscal 1998 and less than $150,000 for fiscal 1999. Although the Company is not aware of any additional material operational issues or costs associated with preparing its internal systems for the Year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the Year 2000.

Potential sources of risk include but are not limited to (a) the inability of principal suppliers or the countries in which those suppliers operate to be Year 2000 compliant, which could result in delays in product deliveries from such suppliers, (b) the inability of our customers to become compliant, which could result in them not accepting our product in a timely manner causing the Company to be in an over inventoried position resulting in a disruption of its cash flow, and (c) disruption of the distribution channel, including ports and transportation vendors as a result of general failure of systems and necessary infrastructure such as electrical supply.

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

ITEM 8.           INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Movie Star, Inc.:

We have audited the accompanying consolidated balance sheets of Movie Star, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Movie Star, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Deloitte & Touche LLP
September 22, 1999
New York, New York

MOVIE STAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 AND 1998
(In Thousands, Except Number of Shares)
_______________________________________________________________________________

ASSETS                                                       1999     1998

CURRENT ASSETS:
  Cash                                                     $ 4,597   $   546
  Receivables                                                6,864     6,330
  Inventory                                                 16,460    20,945
  Deferred income taxes                                      1,983     2,200
  Prepaid expenses and other current assets                    602       456
                                                          --------    ------
            Total current assets                            30,506    30,477

PROPERTY, PLANT AND EQUIPMENT - Net                          3,495     3,551

OTHER ASSETS                                                   732       906

DEFFERED INCOME TAXES                                        2,026     1,809
                                                          --------    ------

TOTAL ASSETS                                              $ 36,759  $ 36,743
                                                          ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable                                          $    --   $   328
   Current maturities of long-term debt
     and capital lease obligations                             45        40
   Accounts payable                                         4,529     7,234
   Accrued expenses and other current
     liabilities                                            3,316     2,959
                                                          -------    ------
            Total current liabilities                       7,890    10,561
                                                          -------    ------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS               20,703    20,980
                                                          -------    ------
COMMITMENTS AND CONTINGENCIES                                  --        --

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value - authorized,
     30,000,000 shares; issued 16,897,000
     shares in 1999 and 16,134,000 shares in 1998             169       161
   Additional paid-in capital                               4,072     3,789
   Retained earnings                                        7,543     4,870
                                                          -------    ------

                                                           11,784     8,820

   Less treasury stock, at cost - 2,017,000 shares          3,618     3,618
                                                          -------    ------
           Total stockholders' equity                       8,166     5,202

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $36,759   $36,743
                                                          =======   =======


See notes to consolidated financial statements.

MOVIE STAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
(In Thousands, Except Per Share Amounts)
_____________________________________________________________________________


                                            1999          1998           1997

NET SALES                                 $72,506       $64,537        $61,470

COST OF SALES                              51,363        45,777         44,947
                                          -------       -------       --------

    GROSS PROFIT                           21,143        18,760         16,523

OPERATING EXPENSES:
   Selling, general and
     administrative expenses               15,859        15,206         13,875
                                          -------       -------       --------

    INCOME FROM OPERATIONS                  5,284         3,554          2,648

GAIN ON PURCHASES OF SUBORDINATED
   DEBENTURES AND SENIOR NOTES                  -          (157)          (560)

INTEREST INCOME                              (118)         (130)          (157)

INTEREST EXPENSE                            2,694         2,623          2,781
                                          -------       -------       --------

    INCOME BEFORE PROVISION FOR
      INCOME TAXES                         2,708         1,218             584

PROVISION FOR INCOME TAXES                    35            16              65
                                          -------       -------       --------

    NET INCOME                           $ 2,673       $ 1,202          $ 519
                                         =======       =======          =====

BASIC NET INCOME PER SHARE                  $.19          $.09           $.04
                                            ====          ====           ====

DILUTED NET INCOME PER SHARE                $.17          $.08           $.04
                                            ====          ====           ====

BASIC WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                  14,309        14,049         13,960
                                          ======        ======         ======

DILUTED WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                  15,869        15,161         15,868
                                          ======        ======         ======



See notes to consolidated financial statements.

MOVIE STAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
(In Thousands)
_______________________________________________________________________________

                                                                   Additional
                                            Common Stock           Paid-in        Retained          Treasury Stock
                                        Shares       Amount        Capital        Earnings       Shares        Amount       Total

BALANCE, JUNE 30, 1996                  15,977       $ 160          $3,731         $3,149         2,017       $(3,618)     $3,422

   Net income                                -           -               -            519             -             -         519
                                        ------       -----          ------         ------         -----       -------      ------

BALANCE, JUNE 30, 1997                  15,977         160           3,731         3,668          2,017        (3,618)      3,941

   Net income                                -           -               -         1,202              -             -       1,202
   Conversion of long-term debt
     for common stock                      157           1              58             -              -             -          59
                                        ------       -----          ------         ------         -----       -------      ------

BALANCE, JUNE 30, 1998                  16,134         161           3,789         4,870          2,017        (3,618)      5,202

   Net income                                -           -               -         2,673              -             -       2,673
   Conversion of long-term debt
     for common stock                      743           8             278             -              -             -         286
   Exercise of stock options                20           -               5             -              -             -           5
                                        ------       -----          ------         ------         -----       -------      ------

BALANCE, JUNE 30, 1999                  16,897       $ 169          $4,072        $7,543          2,017      $(3,618)      $8,166
                                        ======       =====          ======        ======          =====      =======       ======

See notes to consolidated financial statements.

MOVIE STAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1999, 1998, AND 1997
(In Thousands)
_______________________________________________________________________________

                                                                                        1999         1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $ 2,673      $ 1,202        $ 519
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
     Depreciation and amortization                                                        566          582          698
     Provision for sales allowances and doubtful accounts                                (191)          98       (1,378)
     Gain on purchases of subordinated debentures and senior notes                          -         (157)        (560)
     Loss on disposal of property, plant and equipment                                     16            4           35
   (Increase) decrease in operating assets:
     Receivables                                                                         (343)      (2,281)       4,646
     Inventory                                                                          4,485       (4,307)      (2,391)
     Prepaid expenses and other current assets                                           (146)        (251)         (97)
     Other assets                                                                          32          (66)         215
   Increase (decrease) in operating liabilities:
     Accounts payable                                                                  (2,705)       2,247         (490)
     Accrued expenses and other current liabilities                                       357          339          503
                                                                                       ------        -----        -----

           Net cash provided by (used in) operating activities                          4,744       (2,590)       1,700
                                                                                       ------        -----        -----

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                            (528)        (191)        (133)
   Proceeds from sale of property and equipment                                           200          500            -
   Proceeds from sale of other assets (interest in building)                                -          619            -
                                                                                       ------        -----        -----

           Net cash (used in) provided by investing activities                           (328)         928         (133)
                                                                                       ------        -----        -----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment on and purchases of long-term debt and
    capital lease obligations                                                             (50)      (1,155)        (815)
   Net (repayment) proceeds of revolving line of credit                                  (328)         328            -
   Exercise of stock options                                                               13            -            -
                                                                                       ------        -----        -----

           Net cash used in financing activities                                         (365)        (827)        (815)
                                                                                       ------        -----        -----

NET INCREASE (DECREASE) IN CASH                                                         4,051       (2,489)         752
CASH, BEGINNING OF YEAR                                                                   546        3,035        2,283
                                                                                       ------        -----        -----

CASH, END OF YEAR                                                                     $ 4,597       $  546      $ 3,035
                                                                                      =======       ======      =======

                                                                   (Continued)

MOVIE STAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1999, 1998, AND 1997
(In Thousands)
_______________________________________________________________________________

                                                               1999          1998          1997
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during period for:
     Interest                                                 $ 2,584       $2,544        $2,256
                                                              =======       ======        ======
     Income taxes (net of refunds received)                   $    25       $   13        $   16
                                                              =======       ======        ======

SUPPLEMENTAL DISCLOSURES OF NONCASH
   INVESTING ACTIVITIES:
  Acquisition of equipment through assumption of
    capital lease obligation                                  $   56        $    -        $ 139
                                                              ======        ======        =====

SUPPLEMENTAL DISCLOSURES OF NONCASH
  FINANCING ACTIVITIES:
  Conversion of long-term debt for common stock               $(278)        $  (59)       $   -
  Issuance of common stock                                      278             59            -
                                                              -----         ------        -----
                                                              $   -         $    -        $   -
                                                              =====         ======        =====

SUPPLEMENTAL DISCLOSURES OF NONCASH
  ACTIVITIES:
  Increase in long-term debt for interest paid
    in kind                                                   $   -         $    -        $ 217
  Decrease in accrued liabilities for interest
    paid in kind                                                  -              -         (217)
                                                              -----         ------        -----
                                                              $   -         $    -        $   -
                                                              =====         ======        =====


                                                                     (Concluded)

See notes to consolidated financial statements.

MOVIE STAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
_______________________________________________________________________________

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business - Movie Star, Inc. and its subsidiaries (the "Company") is a New York corporation organized in 1935, which designs, manufactures, markets and sells an extensive line of ladies' sleepwear, robes, leisurewear, loungewear, panties and daywear; and also operates 28 retail stores.

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

     Income Taxes - The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

     Net Income Per Share - During the second quarter of fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share," as required. The Company has restated all previously recorded net income per share amounts for all periods presented.

     Deferred Costs - Deferred financing costs are amortized over the life of the debt using the straight-line method.

     Comprehensive Income - Effective July 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting of comprehensive income and its components in the financial statements. For the years ended June 1999, 1998 and 1997, comprehensive income approximated net income.

     Recently Issued Accounting Standard - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 will be effective in the Company's first quarter of the fiscal year ending June 30, 2001 and retroactive application is not permitted. The Company has not yet determined whether the application of SFAS No. 133 will have a material impact on its financial position or results of operations.

     Reclassification - Certain items in prior years in specific captions of the accompanying consolidated financial statements and notes to consolidated financial statements have been reclassified for comparative purposes.


2.   INVENTORY

     Inventory consists of the following:


                                                             June 30,
                                                        1999          1998
                                                          (In Thousands)

         Raw materials                                $ 5,513       $ 8,762
         Work-in process                                2,121         2,431
         Finished goods                                 8,826         9,752
                                                      -------       -------
                                                      $16,460       $20,945
                                                      =======       =======

3.  RECEIVABLES

    Receivables are comprised of the following:


                                                             June 30,
                                                        1999           1998
                                                          (In Thousands)

         Trade                                        $ 7,986        $ 7,666
         Other                                             23              -
                                                      -------        --------
                                                        8,009          7,666
         Less allowance for doubtful accounts          (1,145)        (1,336)
                                                      -------        -------

                                                      $ 6,864        $ 6,330
                                                      =======        =======

4.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                             June 30,
                                                        1999           1998
                                                          (In Thousands)

         Land, buildings and improvements             $ 6,023        $ 6,233
         Machinery and equipment                          578            478
         Office furniture and equipment                 1,229            907
         Leasehold improvements                           203            187
                                                       ------         ------
                                                        8,033          7,805
         Less accumulated depreciation and
             amortization                              (4,538)        (4,254)
                                                       ------         ------

                                                      $ 3,495        $ 3,551
                                                      =======        =======


     The Company held for sale or lease certain property, plant and equipment with a net book value of approximately $324,000 and $518,000 at June 30, 1999 and 1998, respectively.


5.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities are comprised of the following:


                                                             June 30,
                                                        1999           1998
                                                          (In Thousands)

         Interest                                      $  534        $  540
         Insurance                                      1,030           910
         Salary, commissions and employee
          benefits                                      1,274           964
         Other                                            478           545
                                                       ------         -----
                                                       $3,316        $2,959
                                                       ======        ======

6.   NOTES PAYABLE

     The Company has a line of credit agreement with a financial institution expiring on July 1, 2001. Under the agreement, the Company may borrow for either revolving loans or letters of credit up to the lesser of $13,500,000 or the sum of 80 percent of the net amount of eligible receivables, 50 percent of the eligible inventory and 50 percent of the eligible letters of credit. Pursuant to the terms of the agreement, the Company has pledged substantially all of its assets, except the Company's domestic inventory and real property. Interest on outstanding borrowings is payable at 2 percent above the prime rate through June 30, 1999 and at the prime rate commencing July 1, 1999. The Company paid a facility fee of approximately $61,000 in fiscal 1999.

     Under the terms of the agreement, the Company is required to meet certain financial covenants, of which the Company is in compliance at June 30, 1999. Furthermore, the Company is prohibited from paying dividends or incurring additional indebtedness, as defined, outside the normal course of business.

     At June 30, 1999, the Company had no borrowings outstanding under this line of credit and had approximately $4,930,000 of outstanding letters of credit. Additionally, the Company had a cash balance of approximately $4,179,000 deposited with the lender, which earned interest at 3 percent less than the prime rate at June 30, 1999.

     At June 30, 1998, the Company had borrowings of $328,000 outstanding under this line of credit at an interest rate of 10.5 percent and also had approximately $3,503,000 of outstanding letters of credit.


7.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                              June 30,
                                                        1999           1998
                                                          (In Thousands)

         12.875% Subordinated Debentures               $ 9,987        $ 9,987
         8% Senior Notes                                10,550         10,550
         8% Senior Convertible Notes                        78            356
         Capital Lease Obligations                         133            127
                                                       -------        -------
                                                        20,748         21,020
         Less current portion                               45             40
                                                      --------        -------

         Long-term debt                                $20,703        $20,980
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

     Annual sinking fund payments of $3,750,000 are required commencing October 1, 1996. However, required payments in any year may be reduced by Debentures previously purchased by the Company. During fiscal 1996, the Company purchased Debentures totaling $2,550,000. In fiscal 1997, the Company purchased $1,320,000 of Debentures for approximately $824,000 including related costs and recorded a pre-tax gain of $560,000. Furthermore in fiscal 1997, the Company acquired $10,187,000 of 12.875% Debentures in an exchange (discussed below). In October 1997, February 1998 and March 1998, the Company purchased $500,000, $156,000 and $300,000 in principal amount of its 12.875% subordinated debentures, respectively. As a result of these transactions, the Company recorded a pre-tax gain of $153,000, net of related costs, in fiscal 1998. The Company satisfied the October 1, 1996 and 1997 sinking fund requirements and intends to satisfy its sinking fund requirements through 1999 and reduce part of the 2000 requirement with these purchased Debentures.

     8% Senior Notes - In April 1996, the Company reached an agreement with holders of $10,187,000 of the Company's outstanding 12.875% Debentures. The holders of these Debentures agreed to exchange such Debentures for the equivalent principal amount of a new series of notes ("Senior Notes") bearing interest at a rate of 8 percent per annum, payable semi-annually (April 1 and October 1) which will be senior to the remaining outstanding Debentures. Additionally, these Debenture holders agreed to defer the receipt of interest due April 1, 1996 (approximately $656,000) and October 1, 1996 (approximately $434,000) and to accept Senior Notes in exchange for such deferred interest. The Senior Notes carried the right to convert up to $715,500 of the Notes into 1,908,000 shares of the Company's common stock. The Senior Notes will mature on September 1, 2001. As of June 30, 1999, $78,000 of the 8% Convertible Senior Notes remain outstanding and are convertible into 208,000 shares of the Company's common stock.

     The debt exchange closed on October 15, 1996, but became effective retroactively to April 1, 1996, the date of the deferral of interest on the 12.875% Debentures. In connection with the debt exchange, the Company incurred certain costs, which have been capitalized and will be amortized over the life of the Senior Notes using the straight-line method. The Senior Notes contain covenants with respect to limitations on dividends and stock purchases.

     In November 1997, the Company purchased $300,000 in principal amount of its 8% Convertible Senior Notes due September 1, 2001. These Notes entitled the previous holders to convert the principal amount into 800,000 shares of the Company's common stock. In fiscal 1998, certain individuals affiliated with the Company purchased $278,500 in principal amount of the 8% Convertible Senior Notes due September 1, 2001. The purchasing affiliates converted the Notes on March 31, 1999 into approximately 743,000 shares of the Company's common stock, par value $.01. The affiliates have agreed to certain restrictions on the circumstances under which they will be permitted to sell the shares underlying the Notes. The affiliated purchasers have also granted the Company the option to purchase the underlying shares at a price equal to 90 percent of the market price at the time any purchaser is permitted under the agreement to sell the underlying shares in the open market and wishes to do so.

     In December 1997, non-affiliated holders of $59,000 in principal amount of the 8% Convertible Senior Notes converted their Notes into approximately 157,000 shares of the Company's common stock.

     The maturities of long-term debt at June 30, 1999, including current maturities, are as follows (in thousands):

                            Fiscal Year             Amount

                              2000                  $    45
                              2001                    3,787
                              2002 (9/1/01)          10,628
                              2002 (10/1/01)          6,288
                                                    -------

                                                    $20,748
                                                    =======

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

                                                       June 30,
                                     -------------------------------------------
                                             1999                   1998
                                     --------------------    -------------------
                                     Carrying Estimated   Carrying  Estimated
                                      Amount  Fair Value   Amount   Fair Value
                                                    (In Thousands)

     Long-Term Debt and Capital
      Lease Obligations             $20,748   $18,917     $21,020    $17,389


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


     The fair value estimates presented herein are based on pertinent information available to management as of June 30, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.


9.   INCOME TAXES

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses. The income tax effects of significant items, comprising the Company's net deferred tax assets and liabilities, are as follows:

                                                                 June 30,
                                                             1999          1998
                                                              (In Thousands)

 Deferred tax liabilities:
  Differences between book and tax basis of property,
   plant and equipment                                       $ 345        $ 529
                                                             -----        -----

 Deferred tax assets:
  Difference between book and tax basis of inventory           360          293
  Reserves not currently deductible                          1,521        1,812
  Operating loss carryforwards                               4,047        4,571
  Difference between book and tax basis of senior notes      1,111        1,556
  Other                                                         93           81
                                                             -----        ------
                                                             7,132        8,313
                                                             -----        ------
  Valuation allowance                                        2,778        3,775
                                                             -----        ------
 Net deferred tax asset                                     $4,009       $4,009
                                                            ======       ======

  The provision for income taxes is comprised as follows:


                                                      Year Ended June 30,
                                                 1999          1998        1997
                                                        (In Thousands)

 Current:
  Federal                                        $25         $(2)          $65
  State and local                                 10          18             -
  Deferred                                         -           -             -
                                                 ---         ---           ---
                                                 $35         $16           $65
                                                 ===         ===           ===

  Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:

                                                      Year Ended June 30,
                                                 1999          1998        1997
                                                        (In Thousands)


 Federal statutory rate                          34.0%         34.0%       34.0%

 Increase (decrease) in tax resulting from:
  Valuation allowance                           (42.2)        (42.1)      (41.5)
  State income taxes (net of federal tax
    benefits)                                     6.6           6.0         6.0
  Other                                           2.9           1.4         1.5
  Alternative minimum tax                           -           2.0        11.1
                                                 ----          ----        ----
  Effective rate                                  1.3%          1.3%       11.1%
                                                 ====          ====        ====

     As of June 30, 1999, the Company has net operating loss carryforwards of approximately $10,118,000 for income tax purposes that expire between the years 2009 and 2012.

10.  LEASES

     The Company has operating leases expiring in various years through fiscal 2002, which include, in addition to fixed rentals, escalation clauses that require the Company to pay a percentage of increases in occupancy expenses.

     Future minimum payments under these leases at June 30, 1999 are as follows (in thousands):

                          Fiscal Year              Amount

                            2000                  $  634
                            2001                     504
                            2002                       6
                                                  ------

                                                  $1,144
                                                  ======

     Rental expense for 1999, 1998 and 1997 was approximately $771,000, $764,000 and $787,000, respectively.


11.  CONSULTING AGREEMENT

     Commencing July 1, 1999, the Company entered into a five-year consulting agreement with a majority shareholder, pursuant to which annual compensation payments of approximately $200,000 are required.


12.  CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

     Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the retail industry. One customer accounted for 22, 20, and 17 percent of the Company's net sales in fiscal 1999, 1998 and 1997, respectively. Another customer accounted for 14, 11, and 12 percent of the Company's net sales in fiscal 1999, 1998 and 1997, respectively. Additionally, another customer accounted for 11 and 3 percent of the Company's net sales in fiscal 1999 and 1998, respectively, and less than 1 percent in 1997 while another customer accounted for 5, 8, and 11 percent of the Company's net sales in fiscal 1999, 1998 and 1997, respectively. The Company performs ongoing credit evaluations of its customers' financial condition. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.


13.  STOCK PLANS, OPTIONS AND WARRANT

     Employee Stock Ownership Plan - The Company has an Employee Stock Ownership and Capital Accumulation Plan and Trust covering substantially all of its employees, pursuant to which it can elect to make contributions to the Trust in such amounts as may be determined by the Board of Directors. No contributions were made for the years ended June 30, 1999, 1998 and 1997.

     Stock Options - The Company has an Incentive Stock Option Plan ("1983 ISOP"), pursuant to which the Company has reserved 5,000 shares at June 30, 1999. This plan expired by its terms on June 30, 1993, but 5,000 previous grants remained outstanding at June 30, 1999, of which 4,400 are presently exercisable. The 1983 ISOP provided for the issuance of options to employees to purchase common stock of the Company at a price not less than fair market value on the date of grant.

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

     The Company also has a Key Employee Stock Option Plan covering the issuance of up to 1,667,000 shares of the Company's common stock. Options to purchase 200,000 shares at an exercise price of $.625 per share are outstanding at June 30, 1999. None of the options granted are presently exercisable.

     Statement of Financial Accounting Standards No. 123, "Accounting Stock-Based Compensation" was effective for the Company for fiscal 1997. SFAS No. 123 encourages (but does not require) compensation expense to be measured based on the fair value of the equity instrument awarded. In accordance with APB No. 25, no compensation cost has been recognized in the Consolidated Statements of Income for the Company's stock option plans. If compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's net income would have been $2,333,000, $858,000 and $183,000 for 1999, 1998 and 1997, respectively. Basic net income per share would have been $.16, $.06, and $.02 for 1999, 1998 and 1997, respectively and diluted net income per share would have been $.15, $.06 and $.01 for 1999, 1998 and 1997, respectively. This pro forma information may not be representative of the amounts to be expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to 1995.

     Information with respect to stock options is as follows (shares in thousands):

                                                              1999                        1998                    1997
                                                      ----------------------    ----------------------    -----------------------
                                                                  Weighted-                  Weighted-                  Weighted-
                                                                   Average                    Average                    Average
                                                                   Exercise                  Exercise                   Exercise
                  FIXED OPTIONS                      Shares         Price        Shares        Price        Shares        Price
         Outstanding - beginning of year                2,253        $ .75         2,053       $ .76          1,701       $1.43
         Granted                                          435          .63           200         .72          1,845         .63
         Exercised                                        (20)        (.63)            -           -              -           -
         Canceled                                        (593)       (1.05)            -           -         (1,493)       1.36
                                                    ----------  -----------     --------   ---------         -------    -------
         Outstanding - end of year                      2,075        $ .64        2,253        $ .75          2,053       $ .76
                                                    ==========       =====      =======        =====         ======       =====

         Exercisable - end of year                        780        $ .67          996        $ .88            708       $ .94
                                                    ==========       =====      =======        =====         ======       =====
         Weighted-average fair value of
           options granted during the year                           $ .69                     $ .64                      $ .58
                                                                     ======                    =====                      =====

     The fair value of each option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998, respectively; risk-free interest rate 5.5 % and 5.7%; expected life 7 years and 7 years; expected volatility of 95.3% and 115.9%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

     The following table summarizes information about stock options outstanding at June 30, 1999 (options in thousands):

                             Options Outstanding                                                  Options Exercisable
    --------------------------------------------------------------------------------      ------------------------------------
                          Weighted-Average
                               Number              Remaining            Weighted-                                 Weighted-
        Range of           Outstanding at         Contractual            Average          Exercisable at           Average
    Exercise Prices        June 30, 1999            Life (Yrs)       Exercise Price       June 30, 1999        Exercise Price
    ---------------     ------------------        -------------      --------------       ---------------      --------------
     $.625 - $1.375             2,075                 7.9                 $.64                  780                 $.67


     Warrant - In October 1998, in connection with an agreement with a financial consulting firm, the Company granted a warrant to purchase 50,000 shares of its common stock at $.4375 per share to the consultants. The warrant is exercisable at anytime within ninety days following written notice from the Company of the Company's intention to file a Registration Statement other than on Form S-4 and S-8, under the Securities Act of 1933, as amended. No expense related to such warrant was recorded since it was not material.

14.  Net Income Per Share

     The Company's calculation of Basic and Diluted Net Income Per Share are as follows (in thousands, except per share amounts):

                                                    Year Ended June 30,
                                               1999         1998         1997
     Basic Net Income Per Share               (In Thousands, Except Per Share)

     Net Income to Common Stockholders       $ 2,673      $ 1,202       $  519
                                             =======      =======       ======
     Basic Weighted Average Shares
       Outstanding                            14,309       14,049       13,960
                                             =======      =======       ======
     Basic Net Income Per  Share                $.19         $.09         $.04
                                                ====         ====         ====

     Diluted Net Income Per Share:

     Net Income to Common Stockholders       $ 2,673      $ 1,202       $  519
     Plus: Interest Expense on 8%
      Convertible Senior Notes                     6           40           57
                                             -------      -------       ------
     Adjusted Net Income                    $  2,679      $ 1,242       $  576
                                            ========      =======       ======

     Weighted Average Shares Outstanding      14,309       14,049       13,960
     Plus: Shares Issuable Upon Conversion
           of 8% Convertible Senior Notes        765        1,112        1,908
          Shares Issuable Upon Conversion
           of Stock Options                      771            -             -
          Shares Issuable Upon Conversion
           of Warrants                            24            -             -
                                              ------      -------       -------
    Diluted Weighted Average Shares
      Outstanding                             15,869       15,161       15,868
                                             =======      =======       ======
    Diluted Net Income  Per Share               $.17         $.08         $.04
                                                ====         ====         ====

15.  SEGMENT-RELATED INFORMATION

     The Company has implemented SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." This Statement requires the Company to use a management approach in identifying segments of its business. Prior year's comparative financial information has been restated to conform with the current year's presentation of segment-related information.

     The Company has two reportable business segments: intimate apparel and retail. The Company's reportable segments are individual business units that offer different products and services. They are managed separately because each segment requires different strategic initiatives, marketing, and advertising based on its own individual positioning in the market. Additionally, these segments reflect the reporting basis used internally by senior management to evaluate performance and the allocation of resources.

     The Company's intimate apparel segment designs, sources, manufactures, markets and sells an extensive line of ladies' intimate apparel. This segment primarily sells to discount, specialty, national and regional chain, mass merchandise and department stores and direct mail catalog marketers throughout the United States, as well as its Company-owned retail stores.

     The retail segment sells apparel products purchased primarily from external suppliers, as well as from the Company's intimate apparel segment.

     The accounting policies of the segments are consistent with those described in Note 1, Significant Accounting Policies. Intersegment sales and transfers are recorded at cost and treated as a transfer of inventory. Senior management does not review these sales when evaluating segment performance. The Company's senior management evaluates each segment's performance based upon income or loss from operations before interest, nonrecurring gains and losses and income taxes.

     The Company's net sales, income from operations, depreciation and amortization, total assets and capital expenditures for each segment for the years ended June 30, 1999, 1998 and 1997 were as follows:

                                                   Year Ended June 30,
                                              1999          1998         1997
                                                      (In Thousands)

     Net Sales:
      Intimate Apparel (a)                  $63,006        $53,855    $51,241
      Retail                                  9,500         10,682     10,229
                                            -------        -------    -------
                                            $72,506        $64,537    $61,470
                                            =======        =======     ======
    Income From Operations:
      Intimate Apparel (a)                  $ 4,564        $ 2,316     $1,542
      Retail                                    720          1,238      1,106
                                            -------        -------     ------
                                            $ 5,824        $ 3,554     $2,468
                                            =======        =======     ======
   Depreciation and Amortization:
     Intimate Apparel (a)                   $   526        $   549     $  664
     Retail                                      40             33         34
                                            -------        -------     ------
                                            $   566        $   582     $  698
                                            =======        =======     ======

                                                   Year Ended June 30,
                                              1999          1998         1997
                                                      (In Thousands)

    Segment Assets:
       Intimate Apparel (a)                 $33,547        $33,147    $30,858
       Retail                                 3,212          3,596      3,099
                                            -------        -------    -------
                                            $36,759        $36,743    $33,957
                                            =======        =======    =======
    Capital Expenditures:
       Intimate Apparel (a)                 $   379        $   186    $   238
                Retail                          205              5         34
                                            -------        -------     ------
                                            $   584        $   191    $   272
                                            =======        =======    =======

  (a) Includes discontinued apparel segment of men's, women's and children's screen printed tee shirts in 1998 and 1997 of less than 10%.


16.  SUBSEQUENT EVENT

     During August and September 1999, the Company purchased $2,721,000 in principal amount of its 12.875% subordinated debentures. As a result of the transaction, the Company will record a pre-tax gain of approximately $105,000, net of related costs, in the first quarter of fiscal 2000. The Company will reduce its mandatory sinking fund requirement with these debentures.


17.  UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                                                         Quarter
                                           First    Second     Third     Fourth
                                             (In Thousands, Except Per Share)

    Fiscal Year Ended June 30, 1999

      Net sales                           $18,958   $25,789   $14,715   $13,044
      Gross profit                          5,657     7,386     4,381     3,719
      Net income (loss)                     1,183     2,330       202    (1,042)
      Basic net income (loss) per
        share                                 .08       .17       .01      (.07)
      Dilutive net income (loss) per
        share                                 .08       .15       .01      (.07)

                                                         Quarter
                                           First    Second     Third     Fourth
                                             (In Thousands, Except Per Share)

    Fiscal Year Ended June 30, 1998

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


                                                         Quarter
                                           First    Second     Third     Fourth
                                             (In Thousands, Except Per Share)

    Fiscal Year Ended June 30, 1997

      Net sales                         $12,894   $22,133    $13,089   $13,354
      Gross profit                        3,285     5,745      3,535     3,958
      Net income (loss)                     (63)    1,280       (329)     (369)
      Basic net income (loss) per
        share                                 -       .09       (.02)     (.03)
      Dilutive net income (loss) per
        share                                 -       .08       (.02)     (.03)




                                   * * * * * *

                                                                   Schedule II
MOVIE STAR,  INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)


                      Column A       Column B    Column C   Column D    Column E

                                                 Additions               Balance
                                     Balance at  Charged to                at
                                     Beginning   Costs and               End of
                     Description     of Period   Expenses   Deductions   Period

FISCAL YEAR ENDED JUNE 30, 1999:

Allowance for doubtful accounts        $1,076     $   40    $ (40)(a)   $ 885
                                                             (191)(b)

Allowance for sales allowances            260      1,720   (1,720)        260
                                       ------     ------   ------        ----

                                       $1,336     $1,760  $(1,951)     $1,145
                                       ======     ======  =======      ======


FISCAL YEAR ENDED JUNE 30, 1998:

Allowance for doubtful accounts       $  778      $  305  $    (7)(a)  $1,076

Allowance for sales allowances           460       1,562   (1,762)        260
                                       ------     ------   ------        ----

                                      $1,238      $1,867  $(1,769)     $1,336
                                       ======     ======  =======      ======


FISCAL YEAR ENDED JUNE 30, 1997:

Allowance for doubtful accounts       $1,956      $  192  $(1,370)(a)  $  778

Allowance for sales allowances           660       1,315   (1,515)        460
                                       ------     ------   ------        ----

                                      $2,616      $1,507  $(2,885)     $1,238
                                       ======     ======  =======      ======


(a)      Uncollectible accounts written off.
(b)      Reduction in allowance.

ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                                 PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY


Director Since      Name              Age     Position
--------------      ----              ---     --------
1981                Mark M. David     52      Chairman of the Board


1997                Melvyn Knigin     56      President, Chief Executive Officer
                                              and Director

1983                Saul Pomerantz    50      Executive Vice President, Chief
                                              Operating Officer, Secretary
                                              and Director

1996                Gary W. Krat      51      Director
1996                Joel M. Simon     54      Director

Officer Since
-------------
1999                Thomas Rende      38      Chief Financial Officer


Mark M. David was re-elected Chairman of the Board and Chief Executive Officer on December 11, 1998. Effective as of July 1, 1999 Mr. David retired as a full-time executive employee of the Company. Mr. David relinquished the position of Chief Executive Officer in February 1999, but remained as Chairman of the Board. He had been Chairman of the Board and Chief Executive Officer from December 1985 to August 1995 and from April 1996 until February 1999, President from April 1983 to December 1987 and Chief Operating Officer of the Company since the merger with Stardust Inc. in 1981 until December 1987. Prior to the merger, he was founder, Executive Vice President and Chief Operating Officer of Sanmark Industries Inc.

Melvyn Knigin was elected to the Board of Directors on December 11, 1998. Mr. Knigin was appointed Chief Executive Officer in February 1999. Mr. Knigin was appointed to fill a vacancy on the Board of Directors and promoted to Senior Vice President and Chief Operating Officer on February 5, 1997 and was promoted to President on September 4, 1997. Since joining the Company in 1987, he was the President of Cinema Etoile, the Company's upscale intimate apparel division. Prior to joining the Company, he had spent most of his career in the intimate apparel industry.

Saul Pomerantz, CPA, was re-elected to Board of Directors on December 11, 1998. Mr. Pomerantz was appointed Chief Operating Officer in February 1999. Mr. Pomerantz was elected Senior Vice President on December 3, 1987 and was promoted to Executive Vice President on September 4, 1997. Previously, he was Vice President-Finance since 1981. He was Chief Financial Officer from 1982 to February 1999 and has been Secretary of the Company since 1983.

Thomas Rende was appointed Chief Financial officer in February 1999. Since joining Movie Star in 1989, Mr. Rende has held various positions within the finance department.

Gary W. Krat was re-elected to the Board of Directors on December 11, 1998. Mr. Krat has been Senior Vice President of SunAmerica Inc. since 1990. He is also Chairman and Chief Executive Officer of SunAmerica Financial Network, Inc. and its six NASD broker dealer companies with nearly ten thousand registered representatives. From 1977 until 1990, Mr. Krat was a senior executive with


                                     III-1

Integrated Resources, Inc. Prior to joining Integrated Resources, Mr. Krat was a practicing attorney. He has a law degree from Fordham University and a Bachelor of Arts degree from the University of Pittsburgh.

Joel M. Simon was re-elected to the Board of Directors on December 11, 1998. Mr. Simon was the President and Chief Executive Officer of Starrett Corporation, a real estate construction, development and management company from March to December 1998. Since then and from 1996 to 1998, Mr. Simon has been self-employed as a private investor. From 1990 until the end of 1996, Mr. Simon was the Executive Vice President and Chief Operating Officer and, (until July
1993), was a director of a group of affiliated companies known as Olympia & York Companies (USA)("O&Y-USA"), subsidiaries of a Canadian multinational real estate concern. Prior to becoming Chief Operating Officer of O&Y-USA, from 1985 until the end of 1989, Mr. Simon was the Executive Vice President-Administration and a director of O&Y-USA. Mr. Simon is a Certified Public Accountant and was a senior partner in an accounting firm prior to joining O&Y-USA. In 1992, O&Y- USA experienced a liquidity crisis. The O&Y-USA crisis was caused and exacerbated by its inability to obtain financial support from its Canadian parent, as it had in the past, because of the parent company's own financial crises. Since then, most of the O&Y-USA companies filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code. Substantially all of these companies have had their plans of reorganization confirmed and consummated.

ITEM 11.   EXECUTIVE COMPENSATION

Report of the Compensation Committee on Executive Compensation

Joel M. Simon, Gary W. Krat and Mark M. David were appointed by the Board of Directors, and each of them agreed to serve as members of the Compensation Committee (the "Committee").

Mark M. David relinquished the position of Chief Executive Officer in February 1999 and as a result, the Company's President, Melvyn Knigin, was appointed to the additional position of Chief Executive Officer, the Company's Executive Vice President, Saul Pomerantz, was assigned the additional duties of Chief Operating Officer and Thomas Rende was promoted to the position of Chief Financial Officer. Also, effective June 30, 1999, Mr. David retired as a full-time executive employee of the Company. Pursuant to a retirement program negotiated with Mr. David, he received a lump sum retirement payment and entered into a written agreement with the Company to provide consulting services for a term of five years for which he will receive a fixed annual fee. Pursuant to the terms of the agreements with Mr. David, he will remain as the non-executive Chairman of the Board of Directors and he is prohibited from participating in any business which competes with the business of the Company. The salaries of Messrs. Knigin, Pomerantz and Rende were increased for fiscal year 1999. In light of Mr. David's retirement and the new duties assumed by the Company's remaining senior executives, the Compensation Committee is in the process of determining whether to make any adjustments to the salaries of Messrs. Knigin, Pomerantz and Rende for fiscal year 2000.

Compensation Policies

In determining the appropriate levels of executive compensation for fiscal year 1999, the Committee based its decisions on (1) the Company's continued improved financial condition, (2) the need to retain experienced individuals with proven leadership and managerial skills, (3) the executives' motivation to enhance the Company's performance for the benefit of its shareholders and customers and (4) the executives' contributions to the accomplishment of the Company's annual and long-term business objectives.

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



                                      III-2

Base Salary Compensation

Based on recommendations from the Company's Chairman of the Board and the other Committee members' collective business experience, base salaries are determined from year to year. The Committee does not utilize outside consultants to obtain comparative salary information, but believes that the salaries paid by the Company are competitive, by industry standards, with those paid by companies with similar sales volume to the Company. The Committee places considerably more weight on each executive's contribution to the Company's development and maintenance of its sources of supply, manufacturing capabilities, marketing strategies and customer relationships than on the compensation policies of the Company's competitors; however, the Committee does not establish or rely on target levels of performance in any of these areas to arrive at its recommendations. Mr. David did not make recommendations with respect to his own salary and does not participate in the Committee's determination of the salary and other compensation to be paid to the Company's senior executives.

The current senior executives of the Company have been associated with the Company in senior management positions for periods ranging from ten to twenty years. They have been primarily responsible for the formulation and implementation of the Company's recent financial and operational restructuring and provide the Company with a broad range of management skills which are considered by the Committee to be an essential source of stability and a base for the Company's future growth.

Stock Option Grants

In 1983, the Company adopted an Incentive Stock Option Plan (the "ISOP") to provide a vehicle to supplement the base salary compensation paid to key employees. All of the Company's senior executives were eligible to receive grants under the ISOP. Options under the ISOP are granted at fair market value at the date of grant. In the past, the Committee has recommended and the Board of Directors has granted options under the ISOP to each of the senior executives, except Mr. David. The options granted under the ISOP were exercisable at a rate of 11% per year for the first eight years of service after grant and 12% for the ninth year after grant. No options have been granted to the Company's senior executives under the ISOP since 1986 and no further options may be granted under the ISOP. The 1983 ISOP has expired.

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

In January 1997, Messrs. Simon and Krat, the independent Directors serving on the Committee, recommended that the Company grant new options to Mark David under the 1988 Non-qualified Plan at a price equal to the market price for the Company's shares on the date of the grant. As a condition to the grant of new options to Mr. David under the 1988 Non-qualified Plan, the Committee required Mr. David to surrender for cancellation any interest in options granted to him prior to January 29, 1997. On November 4, 1998, Mr. David voluntarily surrendered his interest in the options granted under the 1988 Non-qualified Plan.

Also in January 1997, the independent Directors serving on the Committee recommended that the Company grant new options under the 1994 ISOP to Saul Pomerantz and Melvyn Knigin at a price equal to the market price for the Company's shares on the date of the grant. The grant of new options to Messrs. Pomerantz and Knigin was also subject to the condition that they surrender

                                      III-3
for cancellation any interest in options granted to them prior to January 29, 1997.

In November 1998, the independent Directors serving on the Committee recommended that the Company grant new options to Messrs. Knigin and Pomerantz under the 1994 ISOP and the 1988 Non-qualified Plan and to Mr. Rende under the 1994 ISOP.

Incentive Compensation

In September 1998, the Compensation Committee adopted an incentive compensation plan for senior executives, other than Mr. David (the "1998 Incentive Plan"). Under the 1998 Incentive Plan, the Compensation Committee has the discretion to award bonus compensation to senior executives in an amount not to exceed five (5%) percent of any increases in income before taxes and any extraordinary charges, as determined by the Compensation Committee, over the base amount of $1,200,000. Based on the collective efforts of Messrs. Knigin and Pomerantz, the Compensation Committee determined to award bonuses to them under the 1998 Incentive Plan for fiscal year 1999. Mr. Knigin was eligible to receive incentive compensation equal to three (3%) percent and Mr. Pomerantz was eligible to receive two (2%) of the available bonus compensation for fiscal 1999.

Compensation of the Chief Executive Officer

For fiscal year 1999, the annual base salary paid to Mark M. David, the Company's Chairman of the Board and former Chief Executive Officer, remained at the same $335,000 as he received in fiscal year 1998. Mr. Knigin became Chief Executive Officer in February 1999. His annual base salary for 1999 was $405,406.

Compensation Committee Interlocks and Insider Participation

Other than the Company's Chairman of the Board, there are no Compensation Committee interlocks or insider participation. Mr. David did not participate in the Committee's determinations of his compensation.

                           Mark M. David
                           Gary W. Krat
                           Joel M. Simon













                                      III-4

                           Summary Compensation Table



                                           ANNUAL                 LONG TERM COMPENSATION
                                           COMPENSATION                         RESTRICTED
NAMED PRINCIPAL              FISCAL        ------------        STOCK              OPTIONS         ALL OTHER
POSITION                     YEAR           SALARY ($)        AWARDS($)          (# SHARES)       COMPENSATION
---------------              ----           ----------        ---------          ---------        ------------
Mark M. David                1999              340,355           -                    -(1)          508,145 (2)
Chairman of the Board        1998              335,000           -              350,000(1)            8,145 (2)
                             1997              275,000           -              350,000(1)            8,145 (2)



Melvyn Knigin                1999              405,406           -              600,000(3)           67,495
President and Chief          1998              350,000           -              350,000(5)                -
Executive Officer of         1997              296,660           -              350,000(5)                -
the Company; Director


Saul Pomerantz               1999              228,342           -              500,000(4)           44,996
Executive Vice President     1998              200,000           -              350,000(5)                -
and Chief Operating          1997              164,480           -              350,000(5)                -
Officer of the
Company; Director

Thomas Rende                 1999              126,300           -              105,000(6)                -
Chief Financial Officer



(1) Represents options to purchase 350,000 shares of Common Stock granted On January 29, 1997 under the Company's Non-Qualified Stock Option Plan ("1988 Plan"). Mr. David surrendered these options on November 4, 1998.

(2) Represents annual premiums of $8,145 paid by the Company for a split dollar form of life insurance policy on the life of Mark M. David and an accrual for the retirement payment made to Mr. David in connection with his retirement as a full-time employee of the Company.

(3) Represents options to purchase shares of Common Stock under the 1994 Incentive Stock Option Plan (the "1994 Plan") of which 350,000 shares were granted on January 29, 1997 and 125,000 were granted on November 4, 1998 and 125,000 shares granted on November 4, 1998 under the Company's Non-Qualified Stock Option Plan (the "1988 Plan").

(4) Represents options to purchase shares of Common Stock under the 1994 Incentive Stock Option Plan (the "1994 Plan") of which 350,000 shares were granted on January 29, 1997 and 75,000 were granted on November 4, 1998 and 75,000 shares granted on November 4, 1998 under the Company's Non-Qualified Stock Option Plan (the "1988 Plan").

(5) Represents options to purchase 350,000 shares of Commo Stock granted on January 29, 1997 under the 1994 Incentive Stock Option Plan (the "1994 Plan").

(6) Represents options to purchase shares of Common Stock under the 1994 Incentive Stock Option Plan (the "1994 Plan") of which 20,000 shares were granted on July 15, 1994, 50,000 were granted on January 29, 1997 and 35,000 were granted on November 4, 1998.


                                     III-5

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AS OF AUGUST 31, 1999

         The following table sets forth certain information as of August 31, 1999 with respect to the stock ownership of (i) those persons or groups (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who beneficially own more than 5% of the Company's Common Stock, (ii) each director of the Company and (iii) all directors and officers of the Company as a group.


   NAME OF BENEFICIAL OWNER       AMOUNT AND NATURE OFWNER       PERRCENT OF
                                  BENEFICIAL OWNERSHIP             CLASS(1)
   ------------------------       ------------------------       -------------

Mark M. David                           3,180,428(2)(6)             21.3744%
136 Madison Avenue
New York, NY 10016

Republic National                         962,489; Direct            6.4685%
Bank as Trustee for
the Movie Star, Inc.
Employee Stock
Ownership Plan
452 Fifth Avenue
New York, NY 10018

Mrs. Abraham David                     1,622,959(3)(7)              10.9072%
8710 Banyan Court
Tamarac, FL 33321

Melvyn Knigin                            294,406(4)                  1.9551%
136 Madison Avenue
New York, NY 10016

Saul Pomerantz                           348,781(5)                  2.3042%
136 Madison Avenue
New York, NY 10016

Thomas Rende                             205,300(12)                 1.3760%
136 Madison Avenue
New York, NY 10016


Joel M. Simon                             74,166(10)                 0.4984%
136 Madison Avenue
New York, NY 10016

Gary W. Krat                             253,333(11)                 1.7025%
733 Third Avenue
New York, NY 10017

Abraham David                             25,000; Direct(9)          0.1680%
8710 Banyan Court
Tamarac, FL 33321

All directors and officers
  as a group                           5,979,373(2)(4)(5)(8)(10)     39.0127%
(6 persons)                                      (11)(12)

                                      III-6

-----------------

(1) Based upon 14,879,644 shares (excluding 2,016,802 treasury shares) outstanding and options, where applicable, to purchase shares of Common Stock, exercisable within 60 days.

(2) Includes 30,000 shares owned as trustee for his children 30,000 shares owned as trustee for his sisters' children and 26,560 shares owned by his spouse.

(3) Includes 606,695 shares owned by Annie David as a truste for the benefit of her daughters, Marcia Sussman and Elaine Greenberg and her grandchildren, Adam David, Evan David, Michael Sussman and David Greenberg.

(4) Includes options granted to Melvyn Knigin for 178,906 shares pursuant to the 1994 Plan, exercisable within 60 days and 100,000 shares subject to the Affiliates Agreement (see Item 13(a))

(5) Includes options granted to Saul Pomerantz for 226,871 shares and Shelley Pomerantz for 30,000 shares (his wife who also is employed by the Company) pursuant to the 1994 Plan, exercisable within 60 days, 66,666 shares subject to the Affiliates Agreement (see Item 13(a)); and 244 shares owned by his spouse and 8,000 shares held jointly with his spouse.

(6)  Does not include Mrs. Abraham David's shares for which h holds the proxy.

(7)  Mark M. David holds a proxy for these shares.

(8)  Includes the shares held by Mrs. Abraham David.

(9)  Abraham David is the husband of Annie David and the father of Mark M.
     David.

(10) Includes 26,666 shares subject to the Affiliates Agreement (see Item
     13(a)).

(11) Includes 233,333 shares subject to the Affiliates Agreement (see Item
     13(a)).

(12) Represents options granted to Thomas Rende for 40,000 shares, pursuant to the 1994 Plan, exercisable within 60 days, 46,000 shares held jointly with his spouse, 3,300 shares owned by his spouse and 116,000 shares subject to the Affiliates Agreement (see Item 13(a)).


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) In December 1997, certain of the officers and directors of the Company (other than Mr. David), the Company's counsel and/or members of their families (collectively, the "Affiliates"), purchased from unrelated third parties 8% Convertible Senior Notes of the Company in the aggregate face amount of $278,500 (the "Notes"). The Affiliates entered into a written Agreement with the Company dated December 7, 1997 (the "Affiliates Agreement") pursuant to which they agreed to (i) certain restrictions on the circumstances under which the Notes and the shares of Common Stock underlying the Notes could be sold or transferred, and (ii) granted the Company the right to purchase the shares of Common Stock underlying the Notes at a price equal to ninety (90%) of the market price at the time any of the Affiliates is permitted under the Affiliates Agreement to sell the shares of Common Stock in the open market and wishes to do so. As required by the Affiliates Agreement, all of the Affiliates converted the Notes into shares of Common Stock on March 31, 1999.

(b) Effective as of July 1, 1999, Mr. David retired as a full-time executive employee of the Company. The Company and Mr. David have entered into a series of written agreements which provide for the payment to Mr. David of a lump sum retirement benefit of $500,000, the continuation of health insurance benefits and a split dollar life insurance policy on Mr. David's life and the retention of Mr. David's services as a consultant to the Company for a term of five years. Pursuant to the consulting agreement, Mr. David is prohibited from disclosing any confidential information of the Company and from engaging in any business which is competitive with the business of the Company.


                                     III-7

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        Page

(a)   1.     Financial Statements and Supplementary Data

             Included in Part II, Item 8 of this report:

               Independent Auditors' Report                             F-1

               Consolidated Balance Sheets at June 30, 1999
               and 1998                                                 F-2

               Consolidated Statements of Income for the fiscal
               years ended June 30, 1999, 1998 and 1997                 F-3

               Consolidated Statements of Stockholders' Equity for
               the fiscal years ended June 30, 1999, 1998 and 1997      F-4

               Consolidated Statements of Cash Flows for the fiscal
               years ended June 30, 1999, 1998 and 1997              F-5 - F-6

               Notes to Consolidated Financial Statements            F-7 - F-19

      2.     Schedule

             For the fiscal years ended June 30, 1999, 1998 and 1997:

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

     10.5.7              Letter Agreement dated as of                 Filed herewith.
                         June 28, 1999 between Rosenthal &
                         Rosenthal, Inc. and the Company
                         Modifying and extending the Financing
                         Agreement dated April 26, 1996

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


     10.11               Agreement dated as of July 1, 1999           Filed herewith
                         between Mark M. David and the Company
                         providing for retirement benefits
                         Mr. David.

     10.12               Agreement dated as of July 1, 1999           Filed herewith
                         between Mark M. David and the Company
                         for Mr. David's consulting services.

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

September 28, 1999

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

/s/   MARK M. DAVID                   Chairman of the Board                September 28, 1999
-------------------------------
MARK M. DAVID

/s/   MELVYN KNIGIN                   President; Executive Officer;        September 28, 1999
-------------------------------       Director
MELVYN KNIGIN

/s/   SAUL POMERANTZ                  Executive Vice President;            September 28, 1999
-------------------------------       Chief Operating Officer;
SAUL POMERANTZ                        Secretary & Director

/s/ THOMAS RENDE                      Principal Financial &                September 28, 1999
-------------------------------       Accounting Officer
THOMAS RENDE

/s/   GARY W. KRAT                    Director                             September 28, 1999
-------------------------------
GARY W. KRAT


/s/  JOEL M. SIMON                    Director                             September 28, 1999
-------------------------------
JOEL M. SIMON



                                  EXHIBIT INDEX


EXHIBIT NO.                       DESCRIPTION

      21                SUBSIDIARIES OF THE COMPANY

      23                INDEPENDENT AUDITORS' CONSENT

      27                FINANCIAL DATA SCHEDULE