Form 10-Q
period 1999-09-30
MOVIE STAR INC /NY/
filed 1999-11-12
CIK 93631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       Quarterly Report Under Section 13 or 15(d) of the
 X     Securities Exchange Act of 1934

For the quarter ended September 30, 1999


       Transition Report Pursuant to Section 13 or 15(d) of the
____   Securities Exchange Act of 1934

For the transition period from _______________ to _________________

Commission File Number       1-5893

                                MOVIE STAR, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                               New York 13-5651322
               ------------------------------- ------------------
                (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification Number)

                    136 Madison Avenue, New York, N.Y. 10016
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                     Yes   X          No _____

The number of common shares outstanding on October 29, 1999 was 14,879,644.

                                MOVIE STAR, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)



                                              September 30,          June 30,
                                                  1999                 1999*
                                              -------------           ------
                                              (Unaudited)
                                    Assets
Current Assets
  Cash                                           $   670              $ 4,597
  Receivables, net                                13,205                6,864
  Inventory                                       15,615               16,460
  Deferred income taxes                            1,983                1,983
  Prepaid expenses and other current assets          435                  602
                                                 -------               ------
         Total current assets                     31,908               30,506

Property, plant and equipment, net                 3,453                3,495
Other assets                                         705                  732
Deferred income taxes                              2,026                2,026
                                                 -------               ------

          Total assets                           $38,092              $36,759
                                                 =======              =======

                        Liabilities and Stockholders' Equity

Current Liabilities
  Notes payable                                  $ 3,409              $     -
  Current maturities of long-term debt                46                   45
  Accounts payable and accrued expenses            7,777                7,845
                                                 -------              -------
         Total current liabilities                11,232                7,890
                                                 -------              -------
Long-term debt                                    17,857               20,703
                                                 -------              -------

Commitments and Contingencies                          -                    -

Stockholders' equity
  Common Stock                                       169                  169
  Additional paid-in capital                       4,072                4,072
  Retained Earnings                                8,380                7,543
                                                 -------               ------
                                                  12,621               11,784

 Less: Treasury stock, at cost                     3,618                3,618
                                                 -------               ------

       Total stockholders' equity                  9,003                8,166
                                                 -------               ------

Total liabilities and stockholders' equity       $38,092              $36,759
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

                                MOVIE STAR, INC.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)


                                                       Three Months Ended
                                                          September 30,
                                                       -------------------
                                                        1999           1998
                                                       -----          -----

Net sales                                            $ 19,219       $ 18,958

Cost of sales                                          13,909         13,301
                                                      -------         ------

  Gross profit                                          5,310          5,657

Selling, general and administrative
 expenses                                               4,029          3,718
                                                      -------         ------

  Income from operations                                1,281          1,939

Gain on purchases of subordinated debentures             (114)             -

Interest income                                           (18)            (1)

Interest expense                                          559            733
                                                      -------         ------

  Income before provision for income taxes                854          1,207

Provision for income taxes                                 17             24
                                                      -------         ------

  Net income                                          $   837         $1,183
                                                      =======         ======

Basic net income per share                               $.06           $.08
                                                         ====           ====

Diluted net income per share                             $.05           $.08
                                                         ====           ====

Basic weighted average number of shares
 outstanding                                           14,880         14,117
                                                      =======         ======

Diluted weighted average number of shares
 outstanding                                           16,354         15,068
                                                      =======         ======


See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)



                                                           Three Months Ended
                                                              September 30,
                                                          -------------------
                                                          1999            1998
                                                          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $ 837         $ 1,183
 Adjustments to reconcile net income to net cash
  used in operating activities:
   Depreciation and amortization                           156             137
    Gain on purchases of subordinated debentures          (114)              -
 (Increase) decrease in operating assets:
   Receivables                                          (6,341)         (6,152)
   Inventory                                               845            (666)
   Prepaid expenses and other current assets               167              67
   Other assets                                            (20)            (20)
  Decrease in operating liabilities:
   Accounts payable and accrued expenses                   (68)         (1,145)
                                                        -------         ------

     Net cash used in operating activities              (4,538)         (6,596)
                                                        -------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment               (79)           (147)
                                                        -------         ------

Net cash used in investing activities                      (79)           (147)
                                                        -------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment and purchases of long-term debt and
   capital lease obligations                             (2,719)           (14)
  Net proceeds from revolving line of credit              3,409          6,926
                                                        -------         ------

     Net cash provided by financing activities              690          6,912
                                                        -------         ------
NET (DECREASE) INCREASE IN CASH                          (3,927)           169
CASH, beginning of period                                 4,597            546
                                                        -------         ------

CASH, end of period                                     $   670         $  715
                                                        =======         ======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during period for:
     Interest                                           $   193         $  216
                                                        =======         ======

     Income taxes (net of refunds received)             $     -         $   10
                                                        =======         ======


See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the interim periods presented and cash flows for the three months ended September 30, 1999 and 1998, respectively.

     The condensed consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's year-end consolidated financial statements. The year-end condensed consolidated balance sheet was derived from the Company's audited financial statements. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in the 1999 Annual Report on Form 10-K.


2. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


3. Certain items included in these statements are based upon estimates. The cost of sales is determined utilizing estimated gross profit rates. The calculation of the actual cost of sales is predicated upon a physical inventory taken at the end of each fiscal year.


          An approximate breakdown of the inventory in thousands is as follows:



                                                 September 30,      June 30,
                                                    1999             1999
                                                 ------------       -------

          Raw materials                            $ 3,554          $ 5,513
          Work-in process                            1,091            2,121
          Finished goods                            10,970            8,826
                                                   -------          -------
                                                   $15,615          $16,460
                                                   =======          =======

      4. During August and September 1999, the Company purchased $2,834,000 in principal amount of its 12.875% subordinated debentures. As a result, the Company recorded a pre-tax gain of $114,000, net of related costs, in the first quarter of fiscal 2000. The Company will further reduce its mandatory sinking fund requirement due in October 2000 with these debentures.

           Subsequent to the close of the first quarter of fiscal 2000, the Company purchased an additional $786,000 in principal amount of its 12.875% subordinated debentures. As a result, the Company will record a pre-tax gain of $40,000, net of related costs, in the second quarter of fiscal 2000. The Company will further reduce its mandatory sinking fund requirement due in October 2000 with these debentures.


      5. Net Income Per Share - The Company's calculation of Basic and Diluted Net Income Per Share are as follows (in thousands, except per share amounts):



                                                        Three Months Ended
                                                           September 30,
                                                        -------------------
                                                        1999           1998
                                                        ----           ----

          Basic Net Income Per Share:

         Net Income  to Common Stockholders            $  837         $ 1,183
                                                       ======         =======
         Basic Weighted Average Shares Outstanding     14,880          14,117
                                                       ======         =======
         Basic Net Income Per  Share                     $.06            $.08
                                                         ====            ====


          Diluted Net Income Per Share:

          Net Income to Common Stockholders             $ 837          $1,183
          Plus: Interest Expense on 8% Convertible
            Senior Notes                                    2               7
                                                        -----          ------
          Adjusted Net Income                           $ 839          $1,190
                                                        =====          ======

          Weighted Average Shares Outstanding          14,880          14,117
          Plus: Shares Issuable Upon Conversion of
                    8% Convertible Senior Notes           208             951
                Shares Issuable Upon Conversion of
                    Stock Options                       1,230               -
                Shares Issuable Upon Conversion of
                    Warrants                               36               -
                                                       ------          ------
          Diluted Weighted Average Shares Outstanding  16,354          15,068
                                                       ======          ======
          Diluted Net Income Per Share                   $.05            $.08
                                                         ====            ====

6.   SEGMENT-RELATED INFORMATION

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

     The Company's net sales, income from operations and total assets for each segment for the three months ended September 30, 1999 and 1998 were as follows:


                                                   Three Months Ended
                                                       September 30,
                                                   --------------------
                                                   1999           1998
                                                   ----           ----
          Net Sales:
                Intimate Apparel                   $17,528      $17,154
                Retail                               1,691        1,804
                                                   -------      -------
                                                   $19,219      $18,958
                                                   =======      =======
          Income (Loss) From Operations:
                Intimate Apparel                   $ 1,398      $ 2,017
                Retail                                (117)         (78)
                                                   -------      -------
                                                   $ 1,281      $ 1,939
                                                   =======      =======

          Segment Assets:
                Intimate Apparel                   $34,595      $39,560
                Retail                               3,497        4,133
                                                   -------      -------
                                                   $38,092      $43,693
                                                   =======      =======

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

Results of Operations

Net sales for the three months ended September 30, 1999 increased $261,000 to $19,219,000 from $18,958,000 in the comparable period in 1998. The increase in sales resulted from higher sales in the intimate apparel division of approximately $374,000 offset partially by decreased sales of approximately $113,000 in the retail division. Net sales for the quarter in the intimate apparel division increased from $17,154,000 to $17,528,000, while net sales in the retail division decreased from $1,804,000 to $1,691,000.

The gross profit percentage decreased to 27.6% for the three months ended September 30, 1999 from 29.8% in the similar period in 1998. The gross margin in the Company's intimate apparel division decreased to 27.4% in 1999 from 29.8% in the similar period in 1998. The lower margins in the intimate apparel division resulted primarily from the sale of excess inventory at discounted prices, additional duty and operational inefficiencies at the Company's remaining domestic manufacturing facility. The additional duties were imposed on finished goods manufactured in Mexico as a result of the Tariff Preference Levels ("TPL") on certain of the raw materials used in the Company's products expiring nearly four months earlier in calendar year 1999 as compared to 1998. Operational inefficiencies were due to the Company's increased reliance on offshore production which caused an uneven flow of production at the Company's remaining domestic manufacturing facility.

The gross margin for the retail division increased to 30.4% for 1999 as compared to 30.2% for the similar period in 1998.

Selling, general and administrative expenses were $4,029,000, or 21.0% of net sales for the three months ended September 30, 1999, as compared to $3,718,000, or 19.6% of net sales for the similar period in 1998.

Selling, general and administrative expenses attributable to the Company's intimate apparel division were $3,395,000, or 19.3% of net sales for the three months ended September 30, 1999, as compared to $3,099,000, or 18.0% of net sales for the similar period in 1998. This increase of $296,000 resulted primarily from start-up costs associated with the development of our new lines, Meant To Be and Flora Nikrooz Intimates. The increase in percentage was due to start-up costs associated with the two new lines and no offsetting revenue.

The Company's retail division had selling, general and administrative expenses of $634,000, or 37.5% of net sales for the three months ended September 30, 1999, as compared to $625,000, or 34.6% of net sales for the similar period in 1998. This increase in percentage was primarily due to lower sales for the division.

Income from operations decreased to $1,281,000 for the three months ended September 30, 1999, from $1,939,000 for the similar period in 1998. This decline was due to lower margins and higher selling, general and administrative expenses.

The Company's intimate apparel division had income from operations of $1,398,000 for the three months ended September 30, 1999, as compared to income from operations of $2,017,000 for the similar period in 1998. This decline was due to lower margins and higher selling, general and administrative expenses.

The Company's retail division had a loss from operations of $117,000 for the three months ended September 30, 1999, as compared to a loss from operations of $78,000 for the similar period in 1998. The operational results for the retail division are based on direct operating expenses and do not include any indirect corporate overhead.

During August and September 1999, the Company purchased $2,834,000 in principal amount of its 12.875% subordinated debentures. As a result, the Company recorded a pre-tax gain of $114,000, net of related costs.

Interest income for the three months ended September 30, 1999 increased by $17,000 to $18,000 from $1,000 in the comparable period in 1998.

Interest expense for the three months ended September 30, 1999 decreased by $174,000 to $559,000 from $733,000 in the comparable period in 1998, primarily due to lower short-term borrowings.

The Company provided for an income tax provision of $17,000 for the three months ended September 30, 1999, as compared to a $24,000 income tax provision for the same period in 1998.

The Company had net income of $837,000 and $1,183,000 for the three months ended September 30, 1999 and 1998, respectively. The decline in net income was due to lower margins, higher selling, general and administrative expenses offset partially by an increase in sales, a gain on the purchase of the Company's 12.875% subordinated debentures, higher interest income, lower interest costs, and a lower income tax provision in the current year.

Liquidity and Capital Resources

For the three months ended September 30, 1999, the Company's working capital decreased by $1,940,000 to $20,676,000, principally due to the repayment and purchases of long-term debt and purchases of fixed assets offset partially by operating profits.

During the three months ended September 30, 1999, cash decreased by $3,927,000. The Company used cash of $4,538,000 in its operations, $79,000 for the purchase of fixed assets and $2,719,000 for the repayment and purchases of long-term debt. Cash generated by profitable operations and borrowings of $3,409,000 funded these activities.

Receivables at September 30, 1999 increased by $6,341,000 to $13,205,000 from $6,864,000 at June 30, 1999. The increase is due to normal seasonal shipping fluctuations in the Company's intimate apparel division within the period.

Inventory at September 30, 1999 decreased by $845,000 to $15,615,000 from $16,460,000 at June 30, 1999. This decrease resulted from a decrease in the intimate apparel division offset partially by an increase in the retail division. The decrease in the intimate apparel division was primarily the result of the Company's decision to purchase more finished good packages in fiscal 2000. This decision reduces the Company's need to purchase and maintain an inventory of the raw materials associated with those finished goods. Also, the Company has continued to reduce the level of excess and closeout finished goods on hand. The inventory for the retail division increased due to normal seasonal fluctuations.

During August and September 1999, the Company purchased $2,834,000 in principal amount of its 12.875% subordinated debentures. As a result, the Company recorded a pre-tax gain of $114,000, net of related costs. The Company will further reduce its mandatory sinking fund requirement due in October 2000 with these debentures.

Subsequent to the close of the first quarter, the Company purchased an additional $786,000 in principal amount of its 12.875% subordinated debentures. As a result, the Company will record a pre-tax gain of approximately $40,000, net of related costs, in the second quarter ending December 31, 1999. The Company will further reduce its mandatory sinking fund requirement due in October 2000 with these debentures.

The Company does not anticipate making any additional purchases of its stock and anticipates that capital expenditures for fiscal 2000 will be less than $700,000.

Following the first and second quarter purchases of the Company's 12.875% subordinated debentures, the Company has $16,995,000 in long-term debt and a secured revolving line of credit of up to $13,500,000. The long-term debt consists of $6,367,000 of 12.875% Subordinated Debentures, $10,550,000 8% Senior Notes and $78,000 8% Convertible Senior Notes. The remaining sinking fund requirement for the 12.875% Subordinated Debentures is $117,000 due on October 1, 2000 and the balance of the principal in the amount of $6,250,000 is due on

October 1, 2001. The 8% Senior Notes and the 8% Convertible Senior Notes do not require any amortization and mature on September 1, 2001. The $78,000 8% Convertible Senior Notes are convertible into the Company's common stock, at any time prior to maturity, at a price of $0.375 per share.

The Company's secured revolving line of credit does not expire until July 1, 2001 and is sufficient for the Company's projected needs for operating capital and letters of credit to fund the purchase of imported goods. Direct borrowings under this line bear interest at the prime rate of Chase Manhattan Bank. Availability under the line of credit is subject to certain agreed upon formulas. Under the terms of this financing, the Company has agreed to pledge substantially all of its assets, except the Company's domestic inventory and real property.

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


Internal Systems and Equipment
The Company has completed its comprehensive program of identifying, assessing and, when necessary, upgrading and/or replacing its systems and equipment that were vulnerable to Year 2000 problems. The Company has also successfully completed the testing of its entire system for Year 2000 compliance.


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

Potential sources of risk include but are not limited to (a) the inability of principal suppliers or the countries in which those suppliers operate to be Year 2000 compliant, which could result in delays in product deliveries from such suppliers, (b) the inability of our customers to become compliant, which could result in them not accepting our product in a timely manner causing the Company to be in an over inventoried position resulting in a disruption of its cash flow, and (c) disruption of the distribution channel, including ports and transportation vendors as a result of general failure of systems and necessary infrastructure such as electrical and telecommunications supply.

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


                                       MOVIE STAR, INC.


                                       By: /s/ MELVYN KNIGIN
                                           ----------------------------------
                                           MELVYN KNIGIN
                                           President; Chief Executive Officer


                                        By: /s/ THOMAS RENDE
                                           -------------------
                                           THOMAS RENDE
                                           Chief Financial Officer

November 12, 1999