Form 10-Q
period 1999-12-31
MOVIE STAR INC /NY/
filed 2000-02-14
CIK 93631

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

       Quarterly Report Under Section 13 or 15(d) of the

       X  Securities Exchange Act of 1934
      ---

      For the quarter ended December 31, 1999


      Transition Report Pursuant to Section 13 or 15(d) of the
X     Securities Exchange Act of 1934


      For the transition period from _______________ to  __________________


      Commission File Number       1-5893
                             ------------

                               MOVIE STAR, INC.
      ----------------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

                New York                           13-5651322
      -------------------------------      ---------------------------
     (State or other jurisdiction of       (I.R.S. Employer
      incorporation or organization)       Identification Number)

                 136 Madison Avenue, New York, N.Y.             10016
      -----------------------------------------------    -------------------
      (Address of principal executive offices)                (Zip Code)

                              (212) 684-3400
      ------------------------------------------------------------------------
          (Registrant's telephone number, including area code)

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

                     Yes   X          No   |_|

      The  number  of  common  shares   outstanding  on  January  31,  2000  was
14,896,977.

                                MOVIE STAR, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)



                                                      December 31,   June 30,
                                                         1999          1999*
                                                      ----------     -------
                                                     (Unaudited)
                                     Assets

Current Assets

 Cash                                                    $ 2,801   $ 4,597
 Receivables, net                                         10,012     6,864
 Inventory                                                11,046    16,460
 Prepaid expenses and other
   current assets                                          2,336     2,585
                                                         -------   -------
        Total current assets                              26,195    30,506

Property, plant and equipment, net                         3,349     3,495
Other assets                                               2,758     2,758
                                                         -------   -------
        Total assets                                     $32,302   $36,759
                                                         =======   =======

                        Liabilities and Stockholders' Equity

Current Liabilities

 Current maturities of capital
   lease obligations                                    $    51   $    45
 Accounts payable and accrued
   expenses                                               6,172     7,845
                                                        -------   --------
         Total current liabilities                        6,223     7,890
                                                        -------   --------
Long-term debt and capital lease
  obligations                                            15,073    20,703
                                                        -------   --------

Commitments and Contingencies                                --        --

Stockholders' equity

 Common stock, $.01 par value -
  authorized 30,000,000 shares;
  issued 16,897,000 shares                                  169       169
 Additional paid-in capital                               4,072     4,072
 Retained earnings                                       10,383     7,543
                                                        -------   --------
                                                         14,624    11,784
 Less: Treasury stock, at cost -
  2,017,000 shares                                        3,618     3,618
                                                        -------   --------

         Total stockholders' equity                      11,006     8,166
                                                        -------   --------
Total liabilities and stockholders'
  equity                                               $ 32,302   $36,759
                                                       ========   =======


* Derived from audited financial statements.

See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)



                                                             Three Months Ended                 Six Months Ended
                                                                December 31,                       December 31,
                                                            ----------------------            ------------------------
                                                              1999          1998                1999           1998
                                                            ------         -------            -------         --------
Net sales                                                   $23,354        $25,789            $42,573         $44,747

Cost of sales                                                16,478         18,403             30,387          31,704
                                                            -------        -------             ------          ------

  Gross profit                                                6,876          7,386             12,186          13,043

Selling, general and administrative
 expenses                                                     4,499          4,233              8,528           7,951
                                                            -------        -------             ------          ------

  Income from operations                                      2,377          3,153              3,658           5,092

Gain on purchases of subordinated debentures
 and senior notes                                               (50)             -               (164)              -

Interest income                                                  (2)            (2)               (20)             (3)

Interest expense                                                538            777              1,097           1,510
                                                            -------        -------             ------          ------

  Income before provision for income taxes
      and extraordinary gain                                  1,891          2,378              2,745           3,585

Provision for income taxes                                       38             48                 55              72
                                                            -------        -------             ------          ------

  Income before extraordinary gain                            1,853          2,330              2,690           3,513

Extraordinary gain on purchases of
 subordinated debentures                                       (150)             -               (150)              -
                                                            -------        -------             ------          ------

  Net income                                                $ 2,003        $ 2,330            $ 2,840         $ 3,513
                                                            =======        =======             ======          ======

  BASIC

Income before extraordinary gain per share                    $.12            $.17               $.18            $.25
Extraordinary gain per share                                   .01              -                 .01               -
                                                            -------         -------             ------          ------
Net income per share                                          $.13            $.17               $.19            $.25
                                                            =======         ======              ======          ======

  DILUTED

Income before extraordinary gain per share                    $.12            $.15               $.17            $.23
Extraordinary gain per share                                   .01               -                .01               -
                                                            -------         -------             ------          ------
Net income per share                                          $.13            $.15               $.18            $.23
                                                            ======          ======              ======          ======

Basic weighted average number of shares
 outstanding                                                14,880          14,117             14,880          14,117
                                                           =======          ======             ======          ======

Diluted weighted average number of shares
 outstanding                                                15,964          15,523             16,159          15,295
                                                           =======         =======             ======         =======



See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)



                                                                    Six Months Ended
                                                                       December 31,
                                                                 ------------------------
                                                                   1999              1998
                                                                 --------          ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                      $ 2,690           $ 3,513
 Adjustments to reconcile income before extraordinary gain
  to net cash provided by operating activities:
   Depreciation and amortization                                     309               290
   Gain on purchases of subordinated debentures and
    senior notes                                                    (164)                -
   Loss on sale of property, plant and equipment                      37                 2
 (Increase) decrease in operating assets:

   Receivables                                                    (3,148)           (3,684)
   Inventory                                                       5,414             6,626
   Prepaid expenses and other current assets                         249               136
   Other assets                                                      (90)              (21)
  Decrease in operating liabilities:
   Accounts payable and accrued expenses                          (1,676)            (3,691)
                                                                  ------             ------

     Net cash provided by operating activities                     3,621              3,171
                                                                  ------             ------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                        (114)              (260)
  Proceeds from sale of property, plant and equipment                  -                180
                                                                   ------            ------

      Net cash used in investing activities                         (114)               (80)
                                                                  --------           ------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on and purchases of long-term debt and
   capital lease obligations                                      (5,303)               (28)
  Repayment of revolving line of credit, net                           -               (328)
                                                                  ------              ------

      Net cash used in financing activities                       (5,303)              (356)
                                                                  ------              ------

 NET (DECREASE) INCREASE IN CASH                                  (1,796)             2,735
 CASH, beginning of period                                         4,597                546
                                                                  ------              ------

 CASH, end of period                                             $ 2,801             $ 3,281
                                                                 =======             =======


                                                                     (Cont'd)

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)



                                                                       Six Months Ended
                                                                           December 31,
                                                                    -------------------------
                                                                       1999             1998
                                                                    --------           ------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during period for:
     Interest                                                        $1,238           $1,486
                                                                     =======          ======

     Income taxes (net of refunds received)                          $    -             $ 16
                                                                     =======          ======


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
  Acquisition of equipment through assumption of capital
   lease obligation                                                    $ 18              $56
                                                                     =======          ======




                                                                  (Concluded)





See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of December 31, 1999 and the results of operations for the interim periods presented and cash flows for the six months ended December 31, 1999 and 1998, respectively.

     The condensed consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's year-end consolidated financial statements. The year-end condensed consolidated balance sheet was derived from the Company's audited financial statements. The results of operations for the three and six months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in the 1999 Annual Report on Form 10-K.

2. Certain items included in these statements are based upon estimates. The cost of sales is determined utilizing estimated gross profit rates. The calculation of the actual cost of sales is predicated upon a physical inventory taken at the end of each fiscal year.

     An approximate breakdown of the inventory in thousands is as follows:

                                             December 31,         June 30,
                                                1999               1999
                                             ------------         ---------

          Raw materials                        $ 2,870            $ 5,513
          Work-in process                          486              2,121
          Finished goods                         7,690              8,826
                                               -------            -------
                                               $11,046            $16,460
                                               =======            =======

3. During the second quarter ending December 31, 1999, the Company purchased $2,786,000 in principal amount of its 12.875% subordinated debentures. Using previously acquired debentures and 903,000 of these debentures, the Company will satisfy its sinking fund requirement due October 1, 2000. As a result of the purchase of these $903,000 of debentures, the Company recorded a pre-tax gain of $50,000, net of related costs. The remaining $1,883,000 of repurchased debentures will be applied to the final payment due on October 1, 2001. As a result of the purchase of these $1,883,000 of debentures, the Company recorded an extraordinary gain of $150,000, net of related costs and income taxes.

4. In the first quarter of fiscal 2000, the Company purchased $2,834,000 in principal amount of its 12.875% subordinated debentures and recorded a pre-tax gain of $114,000, net of related costs. The Company will use these debentures to reduce its mandatory sinking fund requirement due on October 1, 2000.

5. Net Income Per Share - The Company's calculation of Basic and Diluted Net Income Per Share are as follows (in thousands, except per share amounts):

                                                                       Three Months Ended                Six Months Ended
                                                                           December 31,                      December 31,
                                                                        ------------------              ------------------------
                                                                         1999          1998                1999             1998
                                                                        ------         -----            --------            -----
          Basic Income Before Extraordinary Gain Per Share:
          ------------------------------------------------

         Income Before Extraordinary Gain
            to Common Stockholders                                         $1,853       $2,330         $ 2,690            $3,513
         Basic Weighted Average Shares Outstanding                         14,880       14,117          14,880            14,117
         Basic Income Before Extraordinary Gain Per  Share                   $.12         $.17            $.18              $.25
                                                                            ====         ====            ====               ====
          Diluted Income Before Extraordinary Gain Per Share:
          --------------------------------------------------

          Income Before Extraordinary Gain
             to Common Stockholders                                        $1,853       $2,330          $2,690           $ 3,513
          Plus: Interest Expense on 8% Convertible Senior Notes                 2            7               3                14
                                                                           ------       ------          ------           -------
                                                                           $1,855       $2,337          $2,693           $ 3,527
                                                                           ======       ======          ======           =======
          Adjusted Income Before Extraordinary Gain

          Weighted Average Shares Outstanding                              14,880      14,117           14,880            14,117
          Plus: Shares Issuable Upon Conversion of
                    8% Convertible Senior Notes                               208         951              208               951
                  Shares Issuable Upon Conversion of
                    Stock Options                                             846         455            1,038               227
                  Shares Issuable Upon Conversion of  Warrants                 30           -               33                 -
                                                                           ------       ------          ------           -------
          Diluted Weighted Average Shares Outstanding                      15,964      15,523           16,159            15,295
                                                                          =======     =======          =======           =======
          Diluted Income Before Extraordinary Gain Per Share                 $.12        $.15             $.17              $.23
                                                                            ====         ====            ====              ====

                                                                       Three Months Ended                Six Months Ended
                                                                           December 31,                      December 31,
                                                                        ------------------              ------------------------
                                                                         1999          1998                1999             1998
                                                                        ------         ----             --------            ----
          Basic Extraordinary Gain Per Share:
          ----------------------------------

         Extraordinary Gain  to Common Stockholders                      $ 150                            $ 150
         Basic Weighted Average Shares Outstanding                      14,880                           14,880
         Basic Extraordinary Gain Per  Share                              $.01                             $.01
                                                                          ====                             ====
          Diluted Extraordinary Gain Per Share:
          ------------------------------------

          Extraordinary Gain to Common Stockholders                     $ 150                            $  150
          Plus: Interest Expense on 8% Convertible Senior Notes             2                                 3
                                                                        -----                            ------
          Adjusted Extraordinary Gain                                   $ 152                            $  153
                                                                        =====                            ======

          Weighted Average Shares Outstanding                          14,880                            14,880
          Plus: Shares Issuable Upon Conversion of
                    8% Convertible Senior Notes                           208                               208
                  Shares Issuable Upon Conversion of
                    Stock Options                                         846                             1,038
                  Shares Issuable Upon Conversion of  Warrants             30                                33
                                                                      -------                            ------
          Diluted Weighted Average Shares Outstanding                  15,964                            16,159
                                                                      =======                            ======
          Diluted Extraordinary Gain Per Share                           $.01                              $.01
                                                                         ====                              ====

                                                                     Three Months Ended                   Six Months Ended
                                                                           December 31,                      December 31,
                                                                        ------------------              ------------------------
                                                                         1999          1998                1999             1998
                                                                        ------         -----            --------            ----
          Basic Net Income Per Share:
          --------------------------

         Net Income to Common Stockholders                               $2,003       $2,330          $2,840            $3,513
         Basic Weighted Average Shares Outstanding                       14,880       14,117          14,880            14,117
         Basic Net Income Per  Share                                       $.13         $.17            $.19              $.25
                                                                           ====         ====            ====              ====

          Diluted Net Income Per Share:
          ----------------------------

          Net Income to Common Stockholders                              $2,003       $2,330          $2,840           $ 3,513
          Plus: Interest Expense on 8% Convertible Senior Notes               2            7               3                14
                                                                        --------     -------         -------          --------
                                                                         $2,005       $2,337          $2,843           $ 3,527
                                                                        =======      =======         =======           =======
          Adjusted Net Income

          Weighted Average Shares Outstanding                            14,880       14,117          14,880            14,117
          Plus: Shares Issuable Upon Conversion of
                    8% Convertible Senior Notes                             208          951             208               951
                  Shares Issuable Upon Conversion of
                    Stock Options                                           846          455           1,038               227
                  Shares Issuable Upon Conversion of  Warrants               30            -              33                 -
                                                                        --------     -------         -------          --------
          Diluted Weighted Average Shares Outstanding                    15,964       15,523          16,159            15,295
                                                                        =======      =======         =======           ======

          Diluted Net Income Per Share                                     $.13         $.15            $.18              $.23
                                                                           ====         ====            ====              ====


     Options to purchase 125,000 shares of common stock at prices ranging from $1.125 to $1.75 per share were outstanding as of December 31, 1999, but were not included in the computation of diluted net income per share since they would be considered antidilutive.

6.   SEGMENT-RELATED INFORMATION

     The Company has two reportable business segments: intimate apparel and retail. The Company's reportable segments are individual business units that offer different products and services. They are managed separately because each segment requires different strategic initiatives, marketing, and advertising based on its own positioning in the market. Additionally, these segments reflect the reporting basis used internally by senior management to evaluate performance and the allocation of resources.

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

     Intersegment sales and transfers are recorded at cost and treated as a transfer of inventory. Senior management does not consider these sales when evaluating segment performance. The Company's senior management evaluates each segment's performance based upon income or loss from operations before interest, nonrecurring gains and losses and income taxes. The operational results for the retail division are based on direct operating expenses and do not include any indirect corporate overhead.

     The Company's net sales and income from operations for each segment for the three and six months ended December 31, 1999 and 1998 and total assets for each segment as of December 31, 1999 and June 30, 1999 were as follows:

                                                                            Three Months Ended              Six Months Ended
                                                                                December 31,                 December 31,
                                                                            ---------------------         -------------------
                                                                              1999          1998           1999           1998
                                                                              -----         -----          -----          ----
          Net Sales:

                Intimate Apparel                                              $20,192      $21,843          $37,720      $38,997
                Retail                                                          3,162        3,946            4,853        5,750
                                                                              -------      -------          -------      -------
                                                                              $23,354      $25,789          $42,573      $44,747
                                                                              =======      =======          =======      =======
          Income (Loss) From Operations:

                Intimate Apparel                                              $ 2,039       $2,678          $ 3,437       $4,695
                Retail                                                            338          475              221          397
                                                                              -------      -------          -------      -------
                                                                              $ 2,377      $ 3,153          $ 3,658      $ 5,092
                                                                              =======      =======          =======      =======

                                                December 31,        June 30,
                                                    1999             1999
                                                -----------        ---------
          Segment Assets:

                Intimate Apparel                  $ 29,529          $33,547
                Retail                               2,773            3,212
                                                  --------          -------
                                                  $ 32,302          $36,759
                                                  ========          =======

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

Results of Operations

Net sales for the three months ended December 31, 1999 decreased by 9.4% to $23,354,000 from $25,789,000 in the comparable period in 1998. The decrease in sales resulted from lower sales in both the intimate apparel division and the retail division of approximately $1,651,000 and $784,000, respectively. Net sales in the intimate apparel division decreased to $20,192,000 due to programs with certain customers being discontinued or reduced which were partially offset by new programs. Net sales in the Company's retail division decreased to $3,162,000 due to a reduction in the number of customers that visited our stores.

Net sales for the six months ended December 31, 1999 decreased by 4.9% to $42,573,000 from $44,747,000 in the comparable period in 1998. The decrease in sales resulted from lower sales in both the intimate apparel division and the retail division of approximately $1,277,000 and $897,000, respectively. Net sales in the intimate apparel division and the retail division decreased to $37,720,000 and $4,853,000, respectively, due to the same reason as for the three months above.

The gross profit percentage increased to 29.4% for the three months ended December 31, 1999 from 28.6% in the similar period in 1998. The gross margin in the Company's intimate apparel division increased to 28.3% for the three months ended December 31, 1999 from 27.9% in the similar period in 1998. The gross margin for the retail division increased to 36.5% for the three months ended December 31, 1999 as compared to 33.0% in the similar period in 1998. The higher margins in the retail division resulted from lower markdowns taken in the current three-month period as compared to the same period in the prior year.

The gross profit percentage decreased to 28.6% for the six months ended December 31, 1999 from 29.1% in the similar period in 1998. The gross margin in the Company's intimate apparel division decreased to 27.9% for the six months ended December 31, 1999 from 28.7% in the similar period in 1998. The lower margins in the intimate apparel division resulted primarily from the sale of excess inventory at discounted prices, additional duties on the Company's finished products and operational inefficiencies at the Company's remaining domestic manufacturing facility. The additional duties were imposed on finished goods manufactured in Mexico as a result of the Tariff Preference Levels ("TPL") on certain of the raw materials used in the Company's products expiring nearly four months earlier in calendar year 1999 as compared to 1998. Operational inefficiencies were due to the Company's increased reliance on offshore production which caused an uneven flow of production at the Company's remaining domestic manufacturing facility.

At the end of January 2000, the Company completed the elimination of the sewing operation at its manufacturing facility in Virginia. This action was taken to correct the operational inefficiencies the Company experienced in the six months ended December 31, 1999 at its Virginia manufacturing facility and to lower overall manufacturing costs. The Company now operates three domestic distribution facilities and has a minimal amount of domestic production to accommodate small customer orders or orders with short lead times.

The gross margin for the retail division increased to 34.4% for the six months ended December 31,1999 as compared to 32.1% in the similar period in 1998. The higher margins in the retail division resulted from lower markdowns taken in the current six-month period as compared to the same period in the prior year.

Selling, general and administrative expenses increased to $4,499,000, or 19.3% of sales, for the three months ended December 31, 1999 as compared to $4,233,000, or 16.4% of sales, for the similar period in 1998.

Selling, general and administrative expenses attributable to the Company's intimate apparel division were $3,684,000, or 18.2% of net sales for the three months ended December 31, 1999, as compared to $3,409,000, or 15.6% of net sales for the similar period in 1998. This increase of $275,000 resulted primarily from start-up costs associated with the development of our new line, Meant To Be, and the Flora Nikrooz Intimates line which has been discontinued. The increase in percentage was due to start-up costs associated with these two lines and no offsetting revenue along with a decrease in revenues from our existing lines.

The Company's retail division had selling, general and administrative expenses of $815,000 or 25.8% of net sales for the three months ended December 31, 1999, as compared to $824,000, or 20.9% of net sales for the similar period in 1998. This increase in percentage was primarily due to lower sales for the division.

Selling, general and administrative expenses increased to $8,528,000 or 20.0% of sales, for the six months ended December 31, 1999 as compared to $7,951,000, or 17.8% of sales, for the similar period in 1998.

Selling, general and administrative expenses attributable to the Company's intimate apparel division were $7,079,000 or 18.8% of net sales for the six months ended December 31, 1999, as compared to $ 6,502,000 or 16.7% of net sales for the similar period in 1998. This increase of $577,000 resulted primarily from start-up costs associated with the development of our new line, Meant To Be, and the Flora Nikrooz Intimates line which has been discontinued. The increase in percentage was due to start-up costs associated with these two lines and no offsetting revenue along with a decrease in revenues from our existing lines.

The Company's retail division had selling, general and administrative expenses of $1,449,000, or 29.9% of net sales for the six months ended December 31, 1999, as compared to $1,449,000, or 25.2% of net sales for the similar period in 1998. This increase in percentage was due to lower sales for the division.

Income from operations decreased to $2,377,000 and $3,658,000 for the three and six months ended December 31, 1999, from $3,153,000 and $5,092,000 for the similar periods in 1998. The decrease for the three months was due to lower sales and an increase in selling, general and administrative expenses partially offset by an increase in gross margins. The decrease for the six months was due to lower sales and gross margins and an increase in selling, general and administrative expenses.

The Company's intimate apparel division had income from operations of $2,039,000 and $3,437,000 for the three and six months ended December 31, 1999 as compared to income from operations of $2,678,000 and $4,695,000 for the similar periods in 1998. The decrease for the three months was due to lower sales and an increase in selling, general and administrative expenses partially offset by an increase in gross margins. The decrease for the six months was due to lower sales and gross margins and an increase in selling, general and administrative expenses.

The Company's retail division had income from operations of $338,000 and $221,000 for the three and six months ended December 31, 1999 as compared to income from operations of $475,000 and $397,000 for the similar periods in 1998. These decreases were due to lower sales partially offset by an increase in gross margins. The operational results for the retail division are based on direct operating expenses and do not include any indirect corporate overhead.

During the second quarter ended December 31, 1999, the Company purchased $2,786,000 in principal amount of its 12.875% subordinated debentures. Using previously acquired debentures and $903,000 of these debentures, the Company will satisfy its sinking fund requirement due October 1, 2000. As a result of the purchase of these $903,000 of debentures, the Company recorded a pre-tax gain of $50,000, net of related costs. The remaining $1,883,000 of repurchased debentures will be applied to the final payment due on October 1, 2001. As a result of the purchase of these $1,883,000 of debentures, the Company recorded an extraordinary gain of $150,000, net of related costs and income taxes.

In the first quarter of fiscal 2000, the Company purchased $2,834,000 in principal amount of its 12.875% subordinated debentures and recorded a pre-tax gain of $114,000, net of related costs. The Company will use these debentures to reduce its mandatory sinking fund requirement due on October 1, 2000.

Interest income for the three and six months ended December 31, 1999 was $2,000 and $20,000, respectively, as compared to $2,000 and $3,000 for the similar periods in 1998.

Interest expense for the three and six months ended December 31, 1999 was $538,000 and $1,097,000, respectively, as compared to $777,000 and $1,510,000 for the similar periods in 1998. These reductions were due to reduced borrowing needs; a lower interest rate on the Company's revolving line of credit and the reduced outstanding amount of its 12.875% subordinated debentures.

The Company provided for an alternative minimum tax of $38,000 and $55,000 for the three and six months ended December 31, 1999, respectively, as compared to $48,000 and $72,000 for the similar periods in 1998.

The Company had net income of $2,003,000 and $2,840,000 for the three and six months ended December 31, 1999, respectively, as compared to $2,330,000 and $3,513,000 for the similar periods in 1998. The reduction for the three months was due to lower sales, an increase in selling, general and administrative expenses offset partially by an increase in gross margins, a gain on the purchase of the Company's 12.875% subordinated debentures, lower net interest costs and a lower provision for income taxes. The reduction for the six months was due to lower sales and gross margins, an increase in selling, general and administrative expenses offset partially by a gain on the purchase of the Company's 12.875% subordinated debentures, lower net interest costs and a lower provision for income taxes.

Liquidity and Capital Resources

For the six months ended December 31, 1999, the Company's working capital decreased by $2,644,000 to $19,972,000, principally from the purchases of long-term debt, partially offset by operating profits.

During the six months ended December 31, 1999, cash decreased by $1,796,000. The Company used cash of $114,000 for the purchase of fixed assets, and $5,303,000 for the repayments on and purchases of long-term debt. Cash generated from profitable operations of $3,621,000 funded these activities.

Receivables at December 31, 1999 increased by $3,148,000 to $10,012,000 from $6,864,000 at June 30, 1999. This increase is due to normal seasonal shipping fluctuations within the period in the Company's intimate apparel division.

Inventory at December 31, 1999 decreased by $5,414,000 to $11,046,000 from $16,460,000 at June 30, 1999. This decrease, was reflected in both the intimate apparel and retail division inventories. The decrease in the intimate apparel division was the result of normal fluctuations in sales and the Company's decision to purchase more finished good packages in fiscal 2000, thereby reducing the Company's need to purchase and maintain an inventory of the raw materials associated with those finished goods. Also, the Company has continued to reduce the level of excess and closeout finished goods on hand. The inventory for the retail division decreased due to normal fluctuations in sales during the July through December period and the decision to carry a lower inventory in an effort to minimize markdowns.

During the second quarter ended December 31, 1999, the Company purchased $2,786,000 in principal amount of its 12.875% subordinated debentures. Using previously acquired debentures and $903,000 of these debentures, the Company will satisfy its sinking fund requirement due October 1, 2000. As a result of the purchase of these $903,000 of debentures, the Company recorded a pre-tax gain of $50,000, net of related costs. The remaining $1,883,000 of repurchased debentures will be applied to the final payment due on October 1, 2001. As a result of the purchase of these $1,883,000 of debentures, the Company recorded an extraordinary gain of $150,000, net of related costs and income taxes.

In the first quarter of fiscal 2000, the Company purchased $2,834,000 in principal amount of its 12.875% subordinated debentures and recorded a pre-tax gain of $114,000, net of related costs. The Company will use these debentures to reduce its mandatory sinking fund requirement due on October 1, 2000.

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

Following the first and second quarter purchases of the Company's 12.875% subordinated debentures the Company has $14,995,000 in long-term debt and a secured revolving line of credit of up to $13,500,000. The long-term debt consists of $4,367,000 of 12.875% Subordinated Debentures, $10,550,000 8% Senior Notes, and $78,000 8% Convertible Senior Notes. The remaining balance of $4,367,000 of the 12.875% Subordinated Debentures is due on October 1, 2001. The 8% Senior Notes and the 8% Convertible Senior Notes do not require any amortization and mature on September 1, 2001. The $78,000 8% Convertible Senior Notes are convertible into the Company's common stock, at any time prior to maturity, at a price of $0.375 per share.

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

Year 2000

Overview

The Year 2000 issue is primarily the result of computer programs only accepting a two-digit date code, as opposed to four digits, to indicate the year. Beginning in the Year 2000, and in certain instances prior to the Year 2000, these date code fields needed to accept four digit entries to distinguish 21st century dates from 20th century dates.

Internal Systems and Equipment

The Company completed its comprehensive program of identifying, assessing and, when necessary, upgrading and/or replacing its systems and equipment that were vulnerable to Year 2000 problems. The Company has also successfully tested, implemented and installed all new systems and equipment that were required to make the Company's systems and equipment Year 2000 compliant.

Third Party Relationships

The Company formally communicated with its significant suppliers and customers to determine if those parties had appropriate plans to remedy Year 2000 issues when their systems interface with the Company's systems or may otherwise impact the operations of the Company. The Company substantially completed its review and believes that its major customers and suppliers have addressed their Year 2000 issues. The Company has been successfully interfacing with its customers and suppliers and has not encountered any Year 2000 issues to date. However, there can be no assurance, that the Company has interfaced with all of its significant suppliers and customers or that the systems of other companies on which the Company's processes rely have been timely converted, or that a failure to successfully convert by another company, or a conversion that is incompatible with the Company's systems, would not have an impact on the Company's operations in the future.

Costs

Management currently estimates that the cost, in connection with bringing its own systems and equipment into compliance, was less than $50,000 for fiscal 1998, less than $150,000 for fiscal 1999 and less than $50,000 for fiscal 2000.

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

                                                    MOVIE STAR, INC.

                                                    By: /s/ MELVYN KNIGIN
                                                      ---------------------
                                                      MELVYN KNIGIN
                                                      Chief Executive Officer;
                                                      President

                                                  By: /s/ THOMAS RENDE
                                                     -----------------------
                                                     THOMAS RENDE
                                                     Principal Financial &
                                                     Accounting Officer

February       , 2000