Form 10-Q
period 2000-03-31
MOVIE STAR INC /NY/
filed 2000-05-15
CIK 93631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      Quarterly Report Under Section 13 or 15(d) of the
 X    Securities Exchange Act of 1934
---

      For the quarter ended March 31, 2000


      Transition Report Pursuant to Section 13 or 15(d) of the
---   Securities Exchange Act of 1934

      For the transition period from ______________  to _____________

      Commission File Number       1-5893
                             ------------

                               MOVIE STAR, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                New York                        13-5651322
-------------------------------------------------------------------------------
          (State or other jurisdiction of      (I.R.S. Employer
           incorporation or organization)       Identification Number)

              136 Madison Avenue, New York, N.Y.         10016
-------------------------------------------------------------------------------
           (Address of principal executive offices)   (Zip Code)

                              (212) 684-3400
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
        (Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X          No  |_|

The number of common shares outstanding on April 28, 2000 was 14,896,977.

                                MOVIE STAR, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                March 31,             June 30,
                                                  2000                  1999*
                                              -------------           --------
                                               (Unaudited)

                        Assets

Current Assets
 Cash                                               $ 2,491           $ 4,597
 Receivables, net                                     9,489             6,864
 Inventory                                           11,661            16,460
 Prepaid expenses and other current assets            2,218             2,585
                                                    -------           -------
        Total current assets                         25,859            30,506

Property, plant and equipment, net                    3,256             3,495
Other assets                                          2,730             2,758
                                                    -------           -------

        Total assets                                $31,845           $36,759
                                                    =======           =======

                        Liabilities and Stockholders' Equity

Current Liabilities
 Current maturities of capital lease
    obligations                                     $    53           $    45
 Accounts payable and accrued expenses                5,488             7,845
                                                    -------           -------
         Total current liabilities                    5,541             7,890
                                                    -------           -------

Long-term debt and capital lease obligations         15,052            20,703
                                                    -------           -------

Commitments and Contingencies                             -                 -

Stockholders' equity
 Common stock, $.01 par value - authorized
  30,000,000 shares; issued 16,914,000 shares           169               169
 Additional paid-in capital                           4,078             4,072
 Retained earnings                                   10,623             7,543
                                                    -------           -------
                                                     14,870            11,784

 Less: Treasury stock, at cost - 2,017,000 shares     3,618             3,618
                                                    -------           --------

         Total stockholders' equity                  11,252             8,166
                                                    -------           -------

Total liabilities and stockholders' equity          $31,845           $36,759
                                                    =======           =======


* Derived from audited financial statements.

See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)

                                                                      Three Months Ended              Nine Months Ended
                                                                          March 31,                        March 31,
                                                                  -------------------------           ---------------------
                                                                    2000            1999              2000            1999
                                                                  --------        --------            -----           -----
Net sales                                                          $14,487        $14,715            $57,060         $59,462

Cost of sales                                                        9,882         10,334             40,269          42,038
                                                                   -------        -------            -------         -------

  Gross profit                                                       4,605          4,381             16,791          17,424

Selling, general and administrative
 expenses                                                            4,006          3,637             12,534          11,588
                                                                   -------        -------            -------         -------

  Income from operations                                               599            744              4,257           5,836

Gain on purchases of subordinated debentures                             -              -               (164)              -

Interest income                                                        (33)           (56)               (53)           (59)

Interest expense                                                       384            594              1,481           2,104
                                                                   -------        -------            -------         -------

  Income before provision for income taxes
      and extraordinary gain                                           248            206              2,993           3,791

Provision for income taxes                                               8              4                 63              76
                                                                   -------        -------            -------         -------

  Income before extraordinary gain                                     240            202              2,930           3,715

Extraordinary gain on purchases of
 subordinated debentures                                                 -              -               (150)              -
                                                                   -------        -------            -------         -------

  Net income                                                       $   240        $   202            $ 3,080         $ 3,715
                                                                   =======        =======            =======         =======

  BASIC
Income before extraordinary gain per share                            $.02           $.01               $.20            $.26
Extraordinary gain per share                                             -              -                .01               -
                                                                      ----          -----               ----            ----
Net income per share                                                  $.02           $.01               $.21            $.26
                                                                      ====           ====               ====            ====

  DILUTED
Income before extraordinary gain per share                            $.02           $.01               $.18            $.24
Extraordinary gain per share                                             -              -                .01               -
                                                                      ----           ----                ---            ----
Net income per share                                                  $.02           $.01               $.19            $.24
                                                                      ====           ====               ====            ====

Basic weighted average number of shares
 outstanding                                                        14,892         14,131             14,884          14,122
                                                                   =======         ======             ------          ======

Diluted weighted average number of shares
 outstanding                                                        15,804         16,326             16,041          15,639
                                                                    ======         ======             ======          ======


See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)



                                                              Nine Months Ended
                                                                  March 31,
                                                             -----------------
                                                             2000         1999
                                                           -------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $ 3,080       $3,715
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Extraordinary gain on purchases of subordinated
    debentures                                                (150)           -
   Depreciation and amortization                               462          428
   Gain on purchases of subordinated debentures               (164)           -
   Loss on sale of property, plant and equipment                 5            2
 (Increase) decrease in operating assets:
   Receivables                                              (2,625)      (2,781)
   Inventory                                                 4,799        7,369
   Prepaid expenses and other current assets                   367          101
   Other assets                                                (95)         (28)
  Decrease in operating liabilities:
   Accounts payable and accrued expenses                    (2,360)      (2,388)
                                                         ---------      -------

     Net cash provided by operating activities               3,319        6,418
                                                         ---------      -------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                  (141)        (458)
  Proceeds from sale of property, plant and equipment           32          200
                                                         ---------      -------

      Net cash used in investing activities                   (109)        (258)
                                                         ---------      -------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on and purchases of long-term debt and
   capital lease obligations                                (5,316)         (39)
  Repayment of revolving line of credit, net                     -         (328)
  Issuance of common stock under stock option plan               -            7
                                                         ---------      -------

      Net cash used in financing activities                 (5,316)        (360)
                                                         ---------      -------

 NET (DECREASE) INCREASE IN CASH                            (2,106)       5,800
 CASH, beginning of period                                   4,597          546
                                                         ---------      -------

 CASH, end of period                                       $ 2,491      $ 6,346
                                                         =========      =======


                                                                     (Cont'd)

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)



                                                              Nine Months Ended
                                                                  March 31,
                                                             -----------------
                                                             2000         1999
                                                           -------       ------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during period for:
     Interest                                              $1,241        $1,495
                                                           ======        ======

     Income taxes (net of refunds received)                $   26        $   16
                                                           ======        ======


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
  Acquisition of equipment through assumption of capital
   lease obligation                                        $   18        $   56
                                                           ======        ======



SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
  Conversion of long-term debt for common stock            $  (6)        $ (278)
  Issuance of common stock                                     6            278
                                                           ------        ------
                                                           $   -         $    -
                                                           ======        ======


                                                                     (Concluded)



See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and the results of operations for the interim periods presented and cash flows for the nine months ended March 31, 2000 and 1999, respectively.

     The condensed consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's year-end consolidated financial statements. The year-end condensed consolidated balance sheet was derived from the Company's audited financial statements. The results of operations for the three and nine months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in the 1999 Annual Report on Form 10-K.

2. Certain items included in these statements are based upon estimates. The cost of sales is determined utilizing estimated gross profit rates. The calculation of the actual cost of sales is predicated upon a physical inventory taken at the end of each fiscal year.

     An approximate breakdown of the inventory in thousands is as follows:

                                               March 31,          June 30,
                                                2000               1999
                                               -------            --------

          Raw materials                        $ 2,403            $ 5,513
          Work-in process                          448              2,121
          Finished goods                         8,810              8,826
                                              --------            -------
                                               $11,661            $16,460
                                               =======            =======


3. During the second quarter ending December 31, 1999, the Company purchased an aggregate of $2,786,000 in principal amount of its 12.875% subordinated debentures. With $903,000 of these debentures and in conjunction with previously acquired debentures, the Company will satisfy its sinking fund requirement due October 1, 2000. As a result of the purchase of these $903,000 of debentures, the Company recorded a pre-tax gain of $50,000, net of related costs. The remaining $1,883,000 of repurchased debentures will be applied to the final payment due on October 1, 2001. As a result of the purchase of these $1,883,000 of debentures, the Company recorded an extraordinary gain of $150,000, net of related costs and income taxes.

4. In the first quarter of fiscal 2000, the Company purchased an aggregate of $2,834,000 in principal amount of its 12.875% subordinated debentures and recorded a pre-tax gain of $114,000, net of related costs. The Company will use these debentures to reduce its mandatory sinking fund requirement due on October 1, 2000.

5. Net Income Per Share - The Company's calculation of Basic and Diluted Net Income Per Share are as follows (in thousands, except per share amounts):

                                                                           Three Months Ended               Nine Months Ended
                                                                                March 31,                       March 31,
                                                                          --------------------            ---------------------
                                                                          2000          1999              2000            1999
                                                                          ----         -----              ----            ----
          Basic Income Before Extraordinary Gain Per Share:
          ------------------------------------------------

         Income Before Extraordinary Gain
            to Common Stockholders                                          $ 240        $ 202         $ 2,930           $ 3,715
         Basic Weighted Average Shares Outstanding                         14,892       14,131          14,884            14,122
         Basic Income Before Extraordinary Gain Per  Share                   $.02         $.01            $.20              $.26
                                                                             ====         ====            ====              ====

          Diluted Income Before Extraordinary Gain Per Share:
          --------------------------------------------------

          Income Before Extraordinary Gain
             to Common Stockholders                                          $240         $202          $2,930           $ 3,715
          Plus: Interest Expense on 8% Convertible Senior Notes                 2            -               5                21
                                                                             ----         ----          ------           -------
          Adjusted Income Before Extraordinary Gain                          $242         $202          $2,935           $ 3,736
                                                                             ====         ====          ======           =======

          Weighted Average Shares Outstanding                              14,892       14,131          14,884            14,122
          Plus: Shares Issuable Upon Conversion of
                    8% Convertible Senior Notes                               196          943             204               948
                  Shares Issuable Upon Conversion of
                    Stock Options                                             689        1,252             922               569
                  Shares Issuable Upon Conversion of  Warrants                 27           -               31                 -
                                                                          -------      -------         -------            ------
          Diluted Weighted Average Shares Outstanding                      15,804       16,326          16,041            15,639
                                                                          =======      =======         =======            ======
          Diluted Income Before Extraordinary Gain Per Share                 $.02         $.01            $.18              $.24
                                                                             ====         ====            ====              ====


                                                                                                   Nine Months Ended
                                                                                                     March 31, 2000
                                                                                                   ------------------
          Basic Extraordinary Gain Per Share:
          ----------------------------------

         Extraordinary Gain  to Common Stockholders                                                      $ 150
         Basic Weighted Average Shares Outstanding                                                      14,884
         Basic Extraordinary Gain Per  Share                                                              $.01
                                                                                                          ====

          Diluted Extraordinary Gain Per Share:
          ------------------------------------

          Extraordinary Gain to Common Stockholders                                                      $ 150
          Plus: Interest Expense on 8% Convertible Senior Notes
                                                                                                             -
                                                                                                        ------
          Adjusted Extraordinary Gain                                                                    $ 150
                                                                                                         =====

          Weighted Average Shares Outstanding                                                           14,884
          Plus: Shares Issuable Upon Conversion of
                    8% Convertible Senior Notes                                                            204
                  Shares Issuable Upon Conversion of
                    Stock Options                                                                          922
                  Shares Issuable Upon Conversion of  Warrants                                              31
                                                                                                       -------
          Diluted Weighted Average Shares Outstanding                                                   16,041
                                                                                                       =======
          Diluted Extraordinary Gain Per Share                                                            $.01
                                                                                                          ====

                                                                           Three Months Ended               Nine Months Ended
                                                                                March 31,                       March 31,
                                                                          --------------------            ---------------------
                                                                          2000          1999              2000            1999
                                                                          ----         -----              ----            ----
          Basic Net Income Per Share:
          --------------------------

         Net Income to Common Stockholders                                 $ 240        $ 202          $3,080            $3,715
         Basic Weighted Average Shares Outstanding                        14,892       14,131          14,884            14,122
         Basic Net Income Per  Share                                        $.02         $.01            $.21              $.26
                                                                            ====         ====            ====              ====

          Diluted Net Income Per Share:
          ----------------------------

          Net Income to Common Stockholders                                $ 240        $ 202          $3,080            $3,715
          Plus: Interest Expense on 8% Convertible Senior Notes                2            -               5                21
                                                                          ------        -----          ------            ------
          Adjusted Net Income                                              $ 242        $ 202          $3,085            $3,736
                                                                           =====        =====          ======            ======

          Weighted Average Shares Outstanding                             14,892       14,131          14,884            14,122
          Plus: Shares Issuable Upon Conversion of
                    8% Convertible Senior Notes                              196          943             204               948
                  Shares Issuable Upon Conversion of
                    Stock Options                                            689        1,252             922               569
                  Shares Issuable Upon Conversion of  Warrants                27            -              31                 -
                                                                         -------      -------         -------            -------
          Diluted Weighted Average Shares Outstanding                     15,804       16,326          16,041            15,639
                                                                          ======       ======          ======            ======
          Diluted Net Income Per Share                                      $.02         $.01            $.19              $.24
                                                                            ====         ====            ====              ====



     Options to purchase 290,000 shares of common stock at prices ranging from $1.0625 to $1.75 per share were outstanding as of March 31, 2000, but were not included in the computation of diluted net income per share since they would be considered antidilutive.

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

     The Company's net sales and income from operations for each segment for the three and nine months ended March 31, 2000 and 1999 and total assets for each segment as of March 31, 2000 and June 30, 1999 were as follows:

                                    Three Months Ended      Nine Months Ended
                                        March 31,               March 31,
                                    ------------------      ------------------
                                     2000      1999          2000         1999
                                    -----      ------       -------       -----
    Net Sales:
         Intimate Apparel         $12,898    $13,024        $50,618     $52,021
         Retail                     1,589      1,691          6,442       7,441
                                  -------    -------        -------     -------
                                  $14,487    $14,715        $57,060     $59,462
                                  =======    =======        =======     =======

    Income (Loss) From Operations:
         Intimate Apparel         $   599    $   789        $ 4,036     $ 5,485
         Retail                         -        (46)           221         351
                                  -------    -------        -------     -------
                                  $   599    $   743        $ 4,257     $ 5,836
                                  =======    =======        =======     =======


                                                           March 31,   June 30,
                                                             2000       1999
                                                           --------    --------
    Segment Assets:
         Intimate Apparel                                   $29,675     $34,061
         Retail                                               2,170       2,698
                                                           -------      ------
                                                           $31,845     $36,759
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

Results of Operations

Net sales for the three months ended March 31, 2000 decreased by 1.5% to $14,487,000 from $14,715,000 in the comparable period in 1999. The decrease in sales resulted from lower sales in both the intimate apparel division and the retail division of approximately $126,000 and $102,000, respectively. Net sales in the intimate apparel division decreased to $12,898,000 and net sales in the Company's retail division decreased to $1,589,000.

Net sales for the nine months ended March 31, 2000 decreased by 4% to $57,060,000 from $59,462,000 in the comparable period in 1999. The decrease in sales resulted from lower sales in both the intimate apparel division and the retail division of approximately $1,403,000 and $999,000, respectively. Net sales in the intimate apparel division decreased to $50,618,000 due to programs with certain customers being discontinued or reduced which were partially offset by new programs. Net sales in the Company's retail division decreased to $6,442,000 due to a reduction in the number of customers that visited our stores.

At the end of March 2000, the Company closed two of its retail stores that specialized in plus sized clothing for women. The plus sized lines that were sold in these stores have been consolidated into existing stores in the same area.

At the end of January 2000, the Company completed the elimination of the sewing operation at its manufacturing facility in Virginia. This action was taken to eliminate the operational inefficiencies the Company experienced in the six months ended December 31, 1999 at its Virginia manufacturing facility and to lower overall manufacturing costs. The Company now operates three domestic distribution facilities and has a minimal amount of domestic production to accommodate small customer orders or orders with short lead times.

The gross profit percentage increased to 31.8% for the three months ended March 31, 2000 from 29.8% in the similar period in 1999. The gross margin in the Company's intimate apparel division increased to 30.9% for the three months ended March 31, 2000 from 29.1% in the similar period in 1999. The higher margins in the Company's intimate apparel division resulted from an improved product mix and cost efficiencies due to the continued shift of production to offshore locations and the elimination of the sewing operation at its manufacturing facility in Virginia. The gross margin for the retail division increased to 39.3% for the three months ended March 31, 2000 as compared to 34.9% in the similar period in 1999. The higher margins in the retail division resulted from lower markdowns taken in the current three-month period as compared to the same period in the prior year.

The gross profit percentage increased to 29.4% for the nine months ended March 31, 2000 from 29.3% in the similar period in 1999. The gross margin in the Company's intimate apparel division decreased to 28.6% for the nine months ended March 31, 2000 from 28.8% in the similar period in 1999. The lower margins in the intimate apparel division resulted primarily from the sale of excess inventory at discounted prices, additional duties on the Company's finished products and operational inefficiencies at the Company's Virginia manufacturing facility during the first six months partially offset by an improved product mix and operational efficiencies in the third quarter. The additional duties were imposed on finished goods manufactured in Mexico as a result of the Tariff Preference Levels ("TPL") on certain of the raw materials used in the Company's products expiring nearly four months earlier in calendar year 1999 as compared to 1998. Operational inefficiencies were due to the Company's increased reliance on offshore production which caused an uneven flow of production at the Company's remaining domestic manufacturing facility during the first two quarters.

The gross profit percentage for the retail division increased to 35.6% for the nine months ended March 31, 2000 as compared to 32.8% in the similar period in 1999. The higher margins in the retail division resulted from lower markdowns taken in the current nine-month period as compared to the same period in the prior year.

Selling, general and administrative expenses increased to $4,006,000, or 27.7% of sales, for the three months ended March 31, 2000 as compared to $3,637,000, or 24.7% of sales, for the similar period in 1999.

Selling, general and administrative expenses attributable to the Company's intimate apparel division were $3,382,000, or 26.2% of net sales for the three months ended March 31, 2000, as compared to $3,000,000, or 23.0% of net sales for the similar period in 1999. This increase of $382,000 resulted primarily from start-up costs associated with the development of the Company's new Meant To Be line, salaries and salary related costs and a net increase in other general overhead expenses. The increase in percentage was due to higher expenses for the period.

The Company's retail division had selling, general and administrative expenses of $624,000 or 39.3% of net sales for the three months ended March 31, 2000, as compared to $637,000, or 37.7% of net sales for the similar period in 1999. This increase in percentage was primarily due to lower sales for the division.

Selling, general and administrative expenses increased to $12,534,000 or 22.0% of sales, for the nine months ended March 31, 2000 as compared to $11,588,000, or 19.5% of sales, for the similar period in 1999.

Selling, general and administrative expenses attributable to the Company's intimate apparel division were $10,461,000 or 20.7% of net sales for the nine months ended March 31, 2000, as compared to $ 9,501,000 or 18.3% of net sales for the similar period in 1999. This increase of $960,000 resulted primarily from start-up costs associated with the development of the Company's new Meant To Be line and the now-discontinued Flora Nikrooz Intimates line, increases in salaries and salary related costs, utilities and a net increase in other general overhead expenses. The increase in percentage was due to lower sales for the division and higher expenses.

The Company's retail division had selling, general and administrative expenses of $2,073,000, or 32.2% of net sales for the nine months ended March 31, 2000, as compared to $2,086,000, or 28.0% of net sales for the similar period in 1999. This increase in percentage was due to lower sales for the division.

Income from operations decreased to $599,000 and $4,257,000 for the three and nine months ended March 31, 2000 from $744,000 and $5,836,000 for the similar periods in 1999. The decrease for the three months was due to lower sales and an increase in selling, general and administrative expenses partially offset by an increase in gross margins. The decrease for the nine months was due to lower sales and gross margins and an increase in selling, general and administrative expenses.

The Company's intimate apparel division had income from operations of $599,000 and $4,036,000 for the three and nine months ended March 31, 2000 as compared to income from operations of $789,000 and $5,485,000 for the similar periods in 1999. The decrease for the three months was due to lower sales and an increase in selling, general and administrative expenses partially offset by an increase in gross margins. The decrease for the nine months was due to lower sales and gross margins and an increase in selling, general and administrative expenses.

The Company's retail division had no income from operations for the three months ended March 31, 2000 and had income from operations of $221,000 for the nine months ended March 31, 2000 as compared to a loss from operations of $46,000 and income from operations of $351,000 for the similar periods in 1999. The improvement for the three months was due to an increase in gross margins offset by a decrease in sales. The decrease for the nine months was due to lower sales partially offset by an increase in gross margins. The operational results for the retail division are based on direct operating expenses and do not include any indirect corporate overhead.

During the second quarter ended December 31, 2000, the Company purchased an aggregate of $2,786,000 in principal amount of its 12.875% subordinated debentures. With $903,000 of these debentures and in conjunction with previously acquired debentures, the Company will satisfy its sinking fund requirement due October 1, 2000. As a result of the purchase of $903,000 of these debentures, the Company recorded a pre-tax gain of $50,000, net of related costs. The remaining $1,883,000 will be applied to the final payment due on October 1, 2001. As a result of the purchase of $1,883,000 of these debentures, the Company recorded an extraordinary gain of $150,000, net of related costs and income taxes.

During the first quarter ended September 30, 1999, the Company purchased an aggregate of $2,834,000 in principal amount of its 12.875% subordinated debentures. As a result, the Company recorded a pre-tax gain of $114,000, net of related costs. The Company will reduce its mandatory sinking fund requirement due on October 1, 2000 with these debentures.

Interest income for the three and nine months ended March 31, 2000 was $33,000 and $53,000, respectively, as compared to $56,000 and $59,000 for the similar periods in 1999.

Interest expense for the three and nine months ended March 31, 2000 was $384,000 and $1,481,000, respectively, as compared to $594,000 and $2,104,000 for the similar periods in 1999. These reductions were due to reduced overall borrowing needs, a lower interest rate on the Company's revolving line of credit and the purchases of its 12.875% subordinated debentures.

The Company provided for an alternative minimum tax of $5,000 and $63,000 for the three and nine months ended March 31, 2000, respectively, as compared to $4,000 and $76,000 for the similar periods in 1999.

The Company had net income of $240,000 and $3,080,000 for the three and nine months ended March 31, 2000, respectively, as compared to $202,000 and $3,715,000 for the similar periods in 1999. The increase for the three months was due to an increase in gross margins and lower net interest costs offset partially by lower sales and an increase in selling, general and administrative expenses and a higher provision for income taxes. The reduction for the nine months was due to lower sales and an increase in selling, general and administrative expenses offset partially by an increase in gross margins, a gain on the purchase of the Company's 12.875% subordinated debentures, lower net interest costs and a lower provision for income taxes.

Liquidity and Capital Resources

For the nine months ended March 31, 2000, the Company's working capital decreased by $2,298,000 to $20,318,000, principally from the purchases of long-term debt, partially offset by operating profits.

During the nine months ended March 31, 2000, cash decreased by $2,106,000. The Company used cash of $141,000 for the purchase of fixed assets, and $5,316,000 for the repayments on and purchases of long-term debt. These activities were funded with cash generated from profitable operations of $3,319,000 and the sale of fixed assets of $32,000.

Receivables at March 31, 2000 increased by $2,625,000 to $9,489,000 from $6,864,000 at June 30, 1999. This increase is due to normal seasonal shipping fluctuations within the period in the Company's intimate apparel division.

Inventory at March 31, 2000 decreased by $4,799,000 to $11,661,000 from $16,460,000 at June 30, 1999. This decrease, was reflected in both the intimate apparel and retail division inventories. The decrease in the intimate apparel division was the result of normal fluctuations in sales and the Company's decision to purchase more finished good packages in fiscal 2000, thereby reducing the Company's need to purchase and maintain an inventory of the raw materials associated with those finished goods. Also, the Company has continued to reduce the level of excess and closeout finished goods on hand. The inventory for the retail division decreased due to normal fluctuations in sales during the July through December period and the decision to carry a lower inventory in an effort to minimize markdowns.

In January 2000, holders of $6,500 in principal amount of the Company's 8% Convertible Senior Notes converted their Notes into 17,333 shares of the Company's common stock, par value $.01.

During the second quarter ended December 31, 2000, the Company purchased an aggregate of $2,786,000 in principal amount of its 12.875% subordinated debentures. With $903,000 of these debentures and in conjunction with previously acquired debentures, the Company will satisfy its sinking fund requirement due October 1, 2000. As a result of the purchase of $903,000 of these debentures, the Company recorded a pre-tax gain of $50,000, net of related costs. The remaining $1,883,000 will be applied to the final payment due on October 1, 2001. As a result of the purchase of $1,883,000 of these debentures, the Company recorded an extraordinary gain of $150,000, net of related costs and income taxes.

During the first quarter ended September 30, 1999, the Company purchased an aggregate of $2,834,000 in principal amount of its 12.875% subordinated debentures. As a result, the Company recorded a pre-tax gain of $114,000, net of related costs. The Company will reduce its mandatory sinking fund requirement due on October 1, 2000 with these debentures.

The Company does not anticipate making any purchases of its stock and anticipates that capital expenditures for fiscal 2000 will be less than $400,000.

Following the first and second quarter purchases of the Company's 12.875% subordinated debentures, the Company has $14,988,500 in long-term debt and a secured revolving line of credit of up to $13,500,000. The long-term debt consists of $4,367,000 of 12.875% Subordinated Debentures, $10,550,000 8% Senior Notes, and $71,500 8% Convertible Senior Notes. The remaining balance of $4,367,000 of the 12.875% Subordinated Debentures is due on October 1, 2001. The 8% Senior Notes and the 8% Convertible Senior Notes do not require any amortization and mature on September 1, 2001. The $71,500 8% Convertible Senior

Notes are convertible into the Company's common stock, at any time prior to maturity, at a price of $0.375 per share.

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

PART II       Other Information

Item 1   -    Legal proceedings - Not Applicable

Item 2   -    Changes in Securities - Not Applicable

Item 3   -    Defaults Upon Senior Securities - Not Applicable

Item 4   -    Submission of Matters to a Vote of Security Holders - None

Item 5   -    Other Information - None

Item 6   -    (a) Exhibits

        Number       Exhibit
        ------       -------

        10.13 Employment Agreement dated as of February 22, 2000 Between Saul Pomerantz and the Company *

        10.14 Employment Agreement dated as of February 22, 2000 Between Melvyn Knigin and the Company *

              (b) Form 8-K Report - None

---------------------

*    Filed herewith.


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

                                                  MOVIE STAR, INC.

                                                  By: /s/ MELVYN KNIGIN
                                                  ------------------------
                                                  MELVYN KNIGIN
                                                  Chief Executive Officer;
                                                  President

                                                  By: /s/ THOMAS RENDE
                                                  ------------------------
                                                  THOMAS RENDE
                                                  Principal Financial &
                                                  Accounting Officer

May 15, 2000