Form 10-K
period 2000-06-30
MOVIE STAR INC /NY/
filed 2000-09-27
CIK 93631

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                    -----------------------------------------

                                    FORM 10-K
(Mark One)

  [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

  For the fiscal year ended June 30, 2000 or

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

                  Yes          X                     No

The aggregate market value of voting stock held by nonaffiliates of the Registrant totalled $7,120,636 on August 31, 2000, based upon the closing price of $.75 at the close of trading on August 31, 2000.

As of August 31, 2000, there were 14,896,977 common shares outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

SEE Item 14 with respect to exhibits to this Form 10-K which are incorporated herein by reference to documents previously filed or to be filed by the Registrant with the Commission.

                                MOVIE STAR, INC.

                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

         PART I                                                       Page No.

         Item 1            Business....................................I-1

         Item 2            Properties..................................I-6

         Item 3            Legal Proceedings...........................I-7

         Item 4            Submission of Matters to a
                           Vote of Security Holders....................I-7

         PART II

         Item 5            Market for Company's Common Stock and
                           Related Stockholder Matters.................II-1

         Item 6            Selected Financial Data.....................II-2

         Item 7            Management's Discussion and Analysis
                           of Financial Condition and
 .                          Results of Operations.......................II-4

         Item 8            Financial Statements and
                           Supplementary Data..........................F-1

         Item 9            Disagreements on Accounting and
                           Financial Disclosure........................II-12

         PART III

         Item 10           Executive Officers and Directors
                           of the Company..............................III-1

         Item 11           Executive Compensation......................III-2

         Item 12           Security Ownership of Certain Beneficial
                           Owners and Management.......................III-7

         Item 13           Certain Relationships and
                           Related Transactions........................III-8

         PART IV

         Item 14           Exhibits, Financial Statement
                           Schedule and Reports on Form 8-K............IV-1

                                     PART I

ITEM 1.     BUSINESS

(a) The Company, a New York corporation organized in 1935, designs, manufactures, markets and sells an extensive line of ladies' sleepwear, robes, leisurewear, loungewear, panties and daywear; and also operates retail stores under the names Movie Star Factory Stores, Bobby's Menswear and A Little Xtra from Movie Star ("Retail Stores"). During Fiscal 2000, the Company closed eight of its retail stores and as of June 30, 2000 operates 20 stores. During fiscal 1998, the Company exited the men's, women's and children's screen printed tee shirt division.

The Company's products consist of ladies' pajamas, nightgowns, baby dolls, nightshirts, dusters, shifts, caftans, sundresses, rompers, short sets, beachwear, peignoir ensembles, robes, leisurewear, panties, and daywear consisting of bodysuits, soft bras, slips, half-slips, teddies, camisoles and cami top sets. These products are manufactured in various fabrics, designs, colors and styles depending upon seasonal requirements, changes in fashion and customer demand.

The products sold in the Company's retail stores consist primarily of lingerie, loungewear, sportswear, outerwear and hosiery for regular and plus size women, select menswear, jewelry and accessories. The specific products offered depend on the buying opportunities that are available each season.

Between 1992 and 1997, as a result of consolidations in the retail industry, the high cost of domestic manufacturing and difficulties the Company had encountered in engaging reliable offshore contractors and obtaining sufficient quantities of acceptable quality finished products from overseas, the Company experienced a loss of sales to certain of its customers. In fiscal 1998, the Company began to regain a portion of the sales it had lost by creating new designs at competitive prices and by improving on-time delivery and the quality of its products. The Company has shifted a large portion of its production to Mexico and other offshore based contractors and has developed infrastructures in these locations that has given the Company greater control over its operations, quality and on-time delivery. The Company maintains an in-house design staff which affords it the flexibility to work with merchandise buyers on fashion design and price points and its remaining domestic manufacturing facility allows shorter "lead times" in producing certain of its products.

(b) Intentionally omitted.

(c) (i) The Company's products are sold to discount, specialty, national and regional chain, mass merchandise and department stores and direct mail catalog marketers throughout the United States. The prices to consumers for the Company's products range from approximately $8.00 for certain of its seductivewear products to approximately $85.00 for certain other products, such as peignoir sets. The Company's products are sold by in-house sales personnel and outside manufacturer's representatives. Approximately 38% of the Company's sales are made to mass merchandisers, 26% to national chains, and 22% to department stores; the balance of the Company's sales are unevenly distributed among discount, specialty, regional chain stores, direct mail catalog marketers and to consumers through the Company's Retail Stores. The Company's gross profit on its sales for each of the fiscal years ended June 30, 2000, 1999, and 1998 was approximately 29%.

The Retail Stores primarily sell apparel products manufactured by the Company and other manufacturers at discounted retail prices. The prices to consumers for the products sold in the Retail Stores range from approximately $1.00 for hosiery to $70.00 for outerwear. During the early to mid 90's, the Retail Stores began to shift the mix of products sold from primarily non-branded first quality closeouts and irregular merchandise at discounted prices to selling branded merchandise, first quality non-branded merchandise and to a much lesser extent, irregular merchandise at discounted prices. In fiscal 2000 and 1999, less than 5% of the products sold by these stores were supplied by the Company and in fiscal 1998 less than 15% was supplied by the Company. This decrease resulted primarily from the phase out of the Company's popular-priced trade business and the Company's decision to diversify and broaden the Retail Stores product line. The Retail Stores accounted for approximately 11.7%, 13.1% and 16.6% of the Company's total sales in fiscal 2000, 1999 and 1998, respectively. These stores operate at a gross profit above 35%. The Retail Stores division advertises directly to consumers through print, radio and television in the localities in which it operates.

The Company limits the promotion of its manufactured products to cooperative advertising in conjunction with its retail customers directed to the ultimate retail consumer of its products.

From 1976 until 1998, the Company had, pursuant to various written agreements, retained Harold Shatz and Jeffrey Hymowitz and their organization, Domino Industries, Inc. ("Domino"), as a manufacturer's representative. In fiscal 1998, Mr. Shatz effectively discontinued providing his services as a sales executive to the Domino organization and did not wish to resume providing those services. In view of this fact, the Company and Domino agreed to modify their agreement. Under the modification, Domino accepted significantly lower commissions on the net sales attributable to its sales efforts in consideration for the Company's payment of a negotiated fixed fee payable in monthly installments until the expiration of the agreement on December 31, 1998. Mr. Hymowitz became an employee of the Company upon the expiration of the agreement. Working closely with the Company, Mr. Hymowitz continued to sell to certain accounts under the supervision of Mel Knigin, the Company's President and most senior executive in charge of sales and merchandising. In fiscal 2000, Mr. Hymowitz and the Company mutually agreed to terminate his employment with the Company. The Company believes that the loss of its relationship with Mr. Hymowitz will not materially adversely affect the Company because retailers' purchasing decisions are primarily based upon the Company's products.

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

The Company has historically produced its products at either one of its domestic facilities or by purchasing them from a finished package manufacturer or by contracting for their assembly from a cut, make and trim manufacturer ("CMT"). Due to the Company's strategic decision to purchase more of its finished goods offshore to take advantage of lower labor costs, the Company has decreased its domestic production and increased its finished package purchases. Domestic production decreased from 43% of total production in fiscal 1998 and 25% in fiscal 1999 to 10% in fiscal 2000. The purchase of finished packages increased from 10% of total production in fiscal 1998 and 15% in fiscal 1999 to 40% in fiscal 2000. CMT production was 47% of total production in fiscal 1998, 60% in fiscal 1999 and 50% in fiscal 2000.

The Company purchased and contracted for the assembly of 48% of its products from Mexico in fiscal 2000 and fiscal 1999 as compared to 34% in fiscal 1998. The amount of finished goods purchased and assembled for the Company in Asia, Africa, the Caribbean and Central America in fiscal 2000 was 42% of total production as compared to 27% in fiscal 1999 and 23% in fiscal 1998. In fiscal 2000, approximately 61% of the Company's raw materials were imported as compared to approximately 33% in fiscal 1999 and 37% in fiscal 1998.

Currently, the Company has nine employees in Mexico, three employees in Bangladesh, five employees in the Philippines, two employees in Honduras and one employee in Egypt supervising the production of finished products purchased by the Company or assembled for the Company by manufacturers in those countries.

These employees assist in maintaining quality and on-time delivery. Management personnel travel to Mexico, Asia, Africa, the Caribbean and Central America throughout the year to monitor the performance of the Company's offshore manufacturers and contractors.

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

(iv) The Company has several registered trademarks, of which "Movie Star", "Movie Star Loungewear", "Cinema Etoile", "Cine Jour", "Private Property", "Heather Nicole" and "Night Magic" are material to the marketing by the Company of its products. There is no litigation with respect to patents, licenses and trademarks.

In fiscal 1999, the Company entered into an exclusive licensing agreement to produce and sell sleepwear and intimate apparel designed by Flora Nikrooz. The Company and Flora Nikrooz Inc. mutually agreed to terminate this Agreement in December 1999.

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

(vii) Wal-Mart accounted for 19% of sales for fiscal 2000 and 22% of sales for fiscal 1999. Sears, Roebuck and Company accounted for 10% of sales for fiscal 2000 and 14% of sales for fiscal 1999. Target accounted for 12% of sales for fiscal 2000 and 11% of sales for fiscal 1999.

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

(viii) The backlog of orders as of June 30, 2000 was approximately $33,600,000 and as of June 30, 1999 was approximately $32,300,000. Orders are booked upon receipt. The Company believes that the current backlog is firm and will be filled by the end of the current fiscal year.

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

Owning manufacturing facilities has required the investment of substantial capital and subjected the Company to the costs of maintaining excess capacity. Competitive conditions in the industry have required the Company to place greater reliance on obtaining raw materials and finished products from sources outside the United States. As a result, the Company has eliminated the production in its domestic plants except for a minimal amount of domestic production to accommodate small orders or orders with short lead times. Between August 1990 and June 2000, the Company has closed eighteen manufacturing plants in an effort to lower costs by reducing excess manufacturing capacity and in response to the need to produce and purchase products at a lower cost from sources outside the United States. In January 2000, the Company had eliminated the sewing at its facility in Lebanon, Virginia.

The intimate apparel industry is further characterized by competition on the basis of price, quality, efficient service and prompt delivery. Because of this competitive pressure, the Company no longer relies on domestic manufacturing and has increased its reliance on offshore manufacturers and contractors. Accordingly, changes in import quotas, currency valuations and political conditions in the countries from which the Company imports products could adversely affect the Company's business.

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

(xiii) Of the approximately 441 employees of the Company, approximately 24 are executive, design and sales personnel, 112 are administrative personnel, and the balance are in manufacturing, warehousing and retail sales for the Retail Stores division. In addition, the Company employs approximately 61 part-time sales and stockroom assistants in its Retail Stores division.

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

Restriction on Dividends

Pursuant to a public offering of $25,000,000 of Debentures in 1986, and the exchange in October 1996 of certain of those Debentures for New Senior Notes, the Company may not declare or pay any dividend or make any distribution on any class of its capital stock or to the holders of any class of its capital stock (except dividends or distributions payable in capital stock of the Company), or purchase, redeem or otherwise acquire or retire for value any capital stock of the Company if (i) at the time of such action an event of default, or an event which with notice or lapse of time or both would constitute an event of default, shall have occurred and be continuing, or (ii) if, upon giving effect to such dividend, distribution, purchase, redemption, other acquisition or retirement, the aggregate amount expended for all such purposes subsequent to September 30, 1986, shall exceed the sum of (a) 75% of the aggregate consolidated net income of the Company accrued on a cumulative basis subsequent to June 30, 1986, (b) the aggregate net proceeds, including the fair market value of property other than cash received by the Company from the issue or sale after September 30, 1986 of capital stock of the Company, including capital stock issued upon the conversion of, or in exchange for, indebtedness for borrowed money and (c) $4,000,000; provided, however, that the provisions of this limitation shall not prevent the retirement of any shares of the Company's capital stock by exchange for, or out of proceeds of the substantially concurrent sale of, other shares of its capital stock, and neither such retirement nor the proceeds of any such sale or exchange shall be included in any computation made under this limitation.

ITEM 2.                                        PROPERTIES

    The following table sets forth all of the facilities owned or leased by the Company as of June 30, 2000.

                                    Owned or        Bldg. Area                  Expiration   Productive    Extent of
Location           Use              Leased           (sq. ft.)   Annual Rent    of Lease     Capacity(4)   Utilization(4)
--------           ---              ------           ---------   -----------    --------     -----------   --------------
136 Madison Ave.,  Executive and    Portions Sub-      23,000     $500,000       4/01         N/A           N/A
New York, NY       Administrative   leased;                       (1)
(includes one      offices;         Portions
floor              Divisional Sales Leased
at 148 Madison     Office and       Directly from
Ave., NY, NY)      Showroom         Landlord

180 Madison Ave.,  Sales Office and Leased              3,000     $ 59,000      12/00        N/A           N/A
New York, NY       Showroom


Petersburg, PA     Warehousing      Owned             140,000       _____       _____        N/A           N/A
                   for finished
                   goods; Dis-
                   tribution Center

Lebanon, VA        Warehousing for  Owned             170,000       _____       _____        N/A           75% (5)
                   finished goods;
                   Distribution
                   Center

Honaker, VA        Vacant           Owned              40,000       _____       _____        N/A           N/A

South Mississippi  1 Mfg./Dist./    Owned/Leased      239,000       _____       _____        75            44%
                   Warehouse; 1     (2)
                   Distribution
                   Center

North Mississippi  1 Mfg./Vacant    Owned (6)         103,000       _____        _____       N/A           N/A

Retail Stores      20 Retail Stores Leased(3)         103,000    $363,000(3)     (3)         N/A           N/A
                   located
                   throughout
                   Mississippi

----------
         (1) Includes escalation for 2000.

         (2) Leased from municipalities pursuant to local Development Authority bond issues.

         (3) Store leases generally are for one to three-year periods with options to renew. Rents generally range from $2-$8 per square foot. The annual rent is based on the operation of 28 stores during the year, eight stores were closed between April 1, 2000 and June 30, 2000.

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

         (5) In January 2000, the Company eliminated the production it does at this facility in order to maximize its overall efficiency and, lower manufacturing costs. The 75% utilization represents the production period of July 1, 1999 through January 31, 2000. During this period, productive capacity was 250.

         (6) Subsequent to June 30, 2000, this facility was sold.

         The following table sets forth the amount of space allocated to different functions in shared facilities set forth in the preceding table.

                                                                                         AMOUNT
                                                                                        OF SPACE
LOCATION                                  FUNCTION                                      (Sq. ft.)
--------                                  --------                                      ---------
136, 148 and 180 Madison Avenue           Corporate Offices;                               7,000
New York, New York                        Divisional Sales Offices and Showrooms;         11,000
                                          Production Staff and Design                      8,000

Petersburg, Pennsylvania                  Warehousing and Distribution;                  137,000
                                          Offices                                          3,000

Lebanon, Virginia                         Warehousing and Distribution;                  160,000
                                          Offices                                         10,000



Mississippi                               Manufacturing;                                  29,000
                                          Warehousing and Distribution;                  195,000
                                          Offices                                         15,000



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

                                                          High        Low
                                                          ------     ------
Year Ended June 30, 2000
First Quarter. . . . . . . . . . . . .                    2           1 1/8
Second Quarter . . . . . . . . . . . .                    1 7/16      13/16
Third Quarter  . . . . . . . . . . . .                    1 3/16      13/16
Fourth Quarter . . . . . . . . . . . .                    1 7/16       7/16


Year Ended June 30, 1999
First Quarter .  . . . . . . . . . . .                     11/16       7/16
Second Quarter.  . . . . . . . . . . .                     1 3/4        3/8
Third Quarter  . . . . . . . . . . . .                     2 1/4      1 1/8
Fourth Quarter.  . . . . . . . . . . .                   2 13/16     1 5/16




As of August 31, 2000, there were approximately 933 holders of record of the Common Stock. For restrictions on dividends, see Item 1 at page I-5.

               MARKET FOR COMPANY'S 12.875% SUBORDINATED DEBENTURE
                             (per $1,000 par value)

                                                       High        Low
                                                      -------    ------
Year Ended June 30, 2000
First Quarter . . . . . . . . . . .                   977.50     870.00
Second Quarter  . . . . . . . . . .                   997.50     948.75
Third Quarter . . . . . . . . . . .                   992.50     955.00
Fourth Quarter  . . . . . . . . . .                   980.00     940.00




Year Ended June 30, 1999
First Quarter . . . . . . . . . . .                  940.00      860.00
Second Quarter. . . . . . . . . . .                  950.00      820.00
Third Quarter . . . . . . . . . . .                  950.00      861.25
Fourth Quarter. . . . . . . . . . .                  955.00      900.00

ITEM 6.   SELECTED FINANCIAL DATA

  MOVIE STAR, INC. AND SUBSIDIARIES
  ITEM 6.  Selected Financial Data
  (In Thousands, Except Per Share Amounts)
  -----------------------------------------------------------------------------

 Statement of Operations Data:                                               Fiscal Year Ended June 30,
                                                          2000           1999          1998           1997           1996
 NET SALES                                               $ 71,004        $ 72,506    $ 64,537         $61,470       $84,115
                                                         --------        --------    --------         -------       -------

 COST OF SALES                                             50,199          51,363      45,777          44,947        66,993

 SELLING, GENERAL AND ADMINISTRATIVE
   EXPENES                                                 16,496          15,859      15,206          13,875        17,637

 LOSS ON ABANDONMENT OF LEASED PREMISES                                         -                           -         1,070
                                                         --------        --------    --------         -------       -------
                                                                -                           -
                                                           66,695          67,222      60,983          58,822        85,700
                                                         --------        --------    --------         -------       -------

 INCOME (LOSS) FROM OPERATIONS                              4,309           5,284       3,554           2,648        (1,585)

 GAIN ON PURCHASES OF SUBORDINATED DEBENTURES
   AND SENIOR NOTES                                          (164)              -        (157)           (560)            -

 INTEREST INCOME                                             (145)           (118)       (130)           (157)         (110)

 INTEREST EXPENSE                                           1,856           2,694       2,623           2,781         3,893
                                                         --------        --------    --------         -------       -------

 INCOME (LOSS) BEFORE PROVISION FOR
  (BENEFIT FROM) INCOME TAXES AND
  EXTRAORDINARY GAIN                                        2,762           2,708       1,218             584        (5,368)

 PROVISION FOR (BENEFIT FROM) INCOME TAXES                     35              35          16              65           (90)
                                                         --------        --------    --------         -------       -------
 INCOME (LOSS) BEFORE EXTRAORDINARY GAIN                    2,727           2,673       1,202             519        (5,278)

 EXTRAORDINARY GAIN ON PURCHASES OF
   SUBORDINATED DEBENTURES AND SENIOR NOTES,
   NET OF INCOME TAXES                                       (393)              -           -               -             -
                                                         --------        --------    --------         -------       -------
 INCOME (LOSS) BEFORE EXTRAORDINARY GAIN                  $ 3,120         $ 2,673     $ 1,202         $   519      $ (5,278)
                                                          =======         =======     =======         =======      =========

         BASIC
 INCOME (LOSS) BEFORE EXTRAORDINARY GAIN PER
   SHARE                                                     $.18            $.19        $.09            $.04         $(.38)
 EXTRAORDINARY GAIN PER SHARE                                 .03              -           -               -             -
                                                             ----            ----        ----            ----         -----
 NET INCOME (LOSS)  PER SHARE                                $.21            $.19        $.09            $.04         $(.38)
                                                             ====            ====        ====            ====         ======

         DILUTED

 INCOME (LOSS) BEFORE EXTRAORDINARY GAIN PER
   SHARE                                                     $.17            $.17        $.08            $.04         $(.38)
 EXTRAORDINARY GAIN PER SHARE                                 .03              -           -               -             -
                                                             ----            ----        ----            -----        ------
 NET INCOME (LOSS)  PER SHARE                                $.20            $.17        $.08            $.04         $(.38)
                                                             ====            ====        ====            ====         ======

 BASIC WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                      14,889          14,309      14,049          13,960        13,960
                                                           ======          ======      ======          ======        ======

 DILUTED WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                      15,928          15,869      15,161          15,868        13,960
                                                           ======          ======      ======          ======        ======


(Continued)

  MOVIE STAR, INC. AND SUBSIDIARIES
  ITEM 6.  Selected Financial Data
  (In Thousands, Except Per Share Amounts)
  --------------------------------------------------------------------------

Balance Sheet Data:                                                                 At June 30,
                                                         2000           1999           1998          1997           1996
WORKING CAPITAL                                          $17,253         $22,616      $19,916        $18,636        $19,546
                                                         =======         =======      =======        =======        =======
TOTAL ASSETS                                             $31,627         $36,759      $36,743        $33,957        $34,610
                                                         =======         =======      =======        =======        =======
SHORT-TERM DEBT - Including current maturities
  of long-term debt and capital lease obligations        $ 1,773         $    45      $   368        $    73        $    45
                                                         =======         =======      =======        =======        =======
LONG-TERM DEBT                                           $12,130         $20,703      $20,980        $22,336        $23,533
                                                         =======         =======      =======        =======        =======
STOCKHOLDERS' EQUITY                                     $11,292         $ 8,166      $ 5,202        $ 3,941        $ 3,422
                                                         =======         =======      =======        =======        =======


                                                              (Concluded)

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

Results of Operations

2000 vs. 1999

Net sales for the year ended June 30, 2000 decreased by 2.1% to $71,004,000 from $72,506,000 in the comparable period in 1999. The decrease in sales resulted from lower sales in the intimate apparel division and the retail division of approximately $294,000 and $1,208,000, respectively. Net sales in the intimate apparel division decreased to $62,712,000 as compared to $63,006,000 in the comparable period in 1999. This decrease was primarily due to programs with certain customers being discontinued or reduced which were partially offset by new programs with the same and other customers. Net sales in the Company's retail division decreased to $8,292,000 as compared to $9,500,000 in the comparable period in 1999. This decrease was primarily due to a reduction in the number of customers that visited our stores. During fiscal 2000, the Company closed eight of its retail stores in an effort to reduce inventory levels and expenses.

The gross profit percentage was 29.3% for the year ended June 30, 2000 as compared to 29.2% for the year ended June 30, 1999. The gross margin in the Company's intimate apparel division increased to 28.2% for the year ended June 30, 2000 from 28.0% for the year ended June 30, 1999. The higher margins in the Company's intimate apparel division resulted from an improved product mix and cost efficiencies due to the continued shift of production to offshore locations and the elimination of the sewing operation at its manufacturing facility in Virginia. The gross margin for the retail division increased to 37.4% for the year ended June 30, 2000 as compared to 37.0% for the year ended June 30, 1999. The higher margins in the retail division resulted primarily from lower markdowns taken in the current year as compared to the prior year.

Selling, general and administrative expenses were $16,496,000, or 23.2% of net sales, for the year ended June 30, 2000 as compared to $15,859,000, or 21.9% of net sales, for the similar period in 1999. This increase resulted primarily from increases in salary expense and salary related costs of $914,000 due to the hiring of additional personnel and salary increases for existing personnel, an increase in rent related expenses of $243,000, consulting fees of $208,000 and a net increase in other general overhead expenses, partially offset by a decrease in commissions of $264,000 and a one-time charge, in the prior year, of $625,000 in connection with the retirement of the Company's Chief Executive Officer, Mark
M. David.

The Company's intimate apparel division had selling, general and administrative expenses of $13,797,000, or 22.0% of net sales, for the year ended June 30, 2000 as compared to $13,065,000, or 20.7% of net sales, for the similar period in 1999. This increase was primarily due to the same factors, which resulted in the Company wide increase in selling, general and administrative expenses.

The Company's retail division had selling, general and administrative expenses of $2,699,000, or 32.5% of net sales, for the year ended June 30, 2000 as compared to $2,794,000, or 29.4% of net sales, for the similar period in 1999. While total selling, general and administrative expenses for the retail division decreased, the increase in percentage was due to the lower sales volume for the division.

Income from operations decreased to $4,309,000 for the year ended June 30, 2000, from $5,284,000 for the similar period in 1999. This decrease was due to lower sales and higher selling, general and administrative expenses partially offset by an increase in gross margins.

The Company's intimate apparel division had income from operations of $3,903,000 for the year ended June 30, 2000 as compared to $4,564,000 for the similar period in 1999. This decrease was due to lower sales and higher selling, general and administrative expenses partially offset by an increase in gross margins.

The Company's retail division had income from operations of $406,000 for the year ended June 30, 2000 as compared to income from operations of $720,000 for the similar period in the prior year. This decrease was due to lower sales offset partially by higher gross margins and lower selling, general and administrative expenses. The operational results for the retail division are based on direct operating expenses and do not include any indirect corporate overhead.

During fiscal 2000, the Company purchased $5,640,000 in principal amount of its 12.875% subordinated debentures and $2,984,000 in principal amount of its 8% senior notes.

With $3,737,000 of the 12.875% subordinated debentures purchased during fiscal 2000 and in conjunction with previously acquired debentures, the Company will satisfy its sinking fund requirement due October 1, 2000. As a result of the purchase of these debentures, the Company recorded a pre-tax gain of $164,000, net of related costs. The remaining $1,903,000 of the 12.875% subordinated debentures will be applied to the final payment due on these debentures on October 1, 2001. As a result of the purchase of these debentures in fiscal 2000, the Company recorded an extraordinary gain of $152,000, net of related costs and income taxes.

The $2,984,000 in principal amount of the 8% senior notes will be applied in reduction of the total amount due on these notes on September 1, 2001. As a result of the purchase of these senior notes in fiscal 2000, the Company recorded an extraordinary gain of $241,000, net of related costs and income taxes.

Interest income for the year ended June 30, 2000 was $145,000 as compared to $118,000 for 1999.

Interest expense for the year ended June 30, 2000 was $1,856,000 as compared to $2,694,000 for 1999. This reduction was due to reduced overall borrowing needs, a lower interest rate on the Company's revolving line of credit and the purchases of its 12.875% subordinated debentures.

The Company provided for an alternative minimum tax of $35,000 in each of the years ended June 30, 2000 and June 30, 1999.

The Company recorded net income for the year ended June 30, 2000 of $3,120,000 as compared to net income of $2,673,000 for the same period in 1999. This increase was due to higher gross margins, a net decrease in interest costs and a gain on the purchase of the Company's subordinated debentures and senior notes offset partially by a decrease in sales, an increase in selling general and administrative expenses in the current year.

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

The Company's intimate apparel division had selling, general and administrative expenses of $13,065,000, or 20.7% of net sales, for the year ended June 30, 1999 as compared to $12,367,000, or 23.0% of net sales, for the similar period in 1998. This increase in dollars was primarily due to the same reasons described above.

The Company's retail division had selling, general and administrative expenses of $2,794,000, or 29.4% of net sales, for the year ended June 30, 1999 as compared to $2,839,000, or 26.6% of net sales, for the similar period in 1998. This increase in percentage was primarily due to the reduction in sales for the division.

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

Liquidity and Capital Resources

For the year ended June 30, 2000, the Company's working capital decreased by $5,363,000 to $17,253,000, principally from the payment and purchases of long-term debt offset partially by profitable operations.

During the fiscal year ended June 30, 2000, cash decreased by $3,885,000. The Company used cash of $8,063,000 for the purchase and repayment of long-term debt and capital lease obligations and $155,000 for the purchase of fixed assets. Cash generated from operating activities of $2,613,000, the net proceeds from short-term borrowings of $1,690,000 and the sale of certain non-operating assets aggregating $30,000 funded these activities.

Receivables at June 30, 2000 increased by $1,096,000 to $7,960,000 from $6,864,000 at June 30, 1999. This increase is due primarily to higher sales in the Company's intimate apparel division for the fourth quarter of fiscal 2000 as compared to the prior year.

Inventory at June 30, 2000 decreased by $1,817,000 to $14,643,000 from $16,460,000 at June 30, 1999. This decrease occurred in both the intimate apparel division and the retail division representing approximately $1,097,000 and $720,000, respectively. The decrease in the intimate apparel division was primarily the result of an increase in the amount of finished goods being purchased by the Company in fiscal 2000 which did not require the Company to purchase and maintain an inventory of the raw materials associated with those finished goods. The decrease in the retail division resulted from the Company's decision to reduce the level of inventory in this division.

During the second quarter of fiscal 1999, the Company sold a non-operating manufacturing facility located in Mississippi, a vacant parcel of land located in Georgia and other non-operating assets for an aggregate of $200,000.

During fiscal 2000, the Company purchased $5,640,000 in principal amount of its 12.875% subordinated debentures and $2,984,000 in principal amount of its 8% senior notes.

The Company will satisfy its sinking fund requirement due October 1, 2000 with $3,737,000 of the 12.875% subordinated debentures purchased in fiscal 2000 in conjunction with previously acquired debentures. As a result of the purchase of these debentures, the Company recorded a pre-tax gain of $164,000, net of related costs. The remaining $1,903,000 of the 12.875% subordinated debentures will be applied to the final payment due on these debentures on October 1, 2001. As a result of the purchase of these debentures, the Company recorded an extraordinary gain of $152,000, net of related costs and income taxes.

The Company will apply $2,984,000 in principal amount of the 8% senior notes acquired in fiscal 2000 in reduction of the total amount due on these notes on September 1, 2001. As a result of the purchase of these senior notes, the Company recorded an extraordinary gain of $241,000, net of related costs and income taxes.

In January 2000, holders of $6,500 in principal amount of the Company's 8% Convertible Senior Notes converted their Notes into 17,333 shares of the Company's common stock, par value $.01.

In the second quarter of fiscal 1998, certain individuals affiliated with the Company purchased from unrelated third parties $278,500 in principal amount of the 8% Convertible Senior Notes due September 1, 2001. The purchasing affiliates converted the Notes on March 31, 1999 into 742,662 shares of the Company's common stock, par value $.01. The affiliates have agreed to certain restrictions on the circumstances under which they will be permitted to sell the shares into which the Notes were converted. The purchasers have also granted the Company the option to purchase the shares at a price equal to 90% of the market price at the time any purchaser is permitted under the agreement to sell the shares in the open market and wishes to do so. On and after January 2, 2001 these restrictions will expire.

The Company has remaining $11,984,500 in principal amount of long-term debt and a secured revolving line of credit of up to $18,000,000. The long-term debt consists of $4,347,000 of 12.875% Subordinated Debentures, $7,566,000 of 8% Senior Notes, and $71,500 of 8% Convertible Senior Notes. The balance of $4,347,000 for the 12.875% Subordinated Debentures is due on October 1, 2001. The 8% Senior Notes and the 8% Convertible Senior Notes do not require any amortization and mature on September 1, 2001. The $71,500 of 8% Convertible Senior Notes are convertible into the Company's common stock, at any time prior to maturity, at a price of $0.375 per share.

The Company has a secured revolving line of credit of up to $18,000,000, through June 2001, to cover the Company's projected needs for operating capital and letters of credit to fund the purchase of imported goods. Direct borrowings under this line bear interest at the annual rate of 2.0% above the prime rate of Chase Manhattan Bank in fiscal 1999 and at the prime rate in fiscal 2000. Availability under the line of credit is subject to the Company's compliance with certain agreed upon financial formulas. Under the terms of this financing, the Company has agreed to pledge substantially all of its assets, except the Company's real property.

Management believes its available borrowing under its secured revolving line of credit, along with anticipated internally generated funds, will be sufficient to cover its working capital requirements.

The Company does not anticipate making any purchases of its stock and anticipates that capital expenditures for fiscal 2001 will be less than $650,000.

Recently Issued Accounting Standard

Recently Issued Accounting Standard - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 will be effective in the Company's first quarter of the fiscal year ending June 30, 2001 and retroactive application is not permitted. The Company has determined that the application of SFAS No. 133 will not have a material impact on its financial position or results of operations.

In November 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting and Bulletin ("SAB") 101, "Revenue Recognition." This Bulletin sets forth the SEC Staff's position regarding the point at which it is appropriate for a Registrant to recognize revenue. The Staff believes that revenue is realizable and earned when all of the follow criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or service has been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. The Company uses the above criteria to determine whether revenue can be recognized, and therefore believes that the issuance of this Bulletin does not have a material impact on these financial statements.

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

ITEM 8. INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Movie Star, Inc.:

We have audited the accompanying consolidated balance sheets of Movie Star, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Movie Star, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
August 25, 2000
New York, New York

MOVIE STAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND 1999
(In Thousands, Except Number of Shares)
----------------------------------------------------------------------------
ASSETS                                                    2000         1999

CURRENT ASSETS:
   Cash                                                  $  712      $ 4,597
  Receivables, net                                        7,960        6,864
  Inventory                                              14,643       16,460
  Deferred income taxes                                   1,706        1,983
  Prepaid expenses and other current assets                 437          602
                                                         ------      -------

            Total current assets                         25,458       30,506

PROPERTY, PLANT AND EQUIPMENT - Net                       3,247        3,495

OTHER ASSETS                                                619          732

DEFERRED INCOME TAXES                                     2,303        2,026
                                                         ------      -------

TOTAL ASSETS                                            $31,627      $36,759
                                                        =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable                                         $1,690        $   -
   Current maturities of long-term debt and capital
     lease obligations                                       83           45
   Accounts payable                                       4,597        4,529
   Accrued expenses and other current liabilities         1,835        3,316
                                                         ------      -------

            Total current liabilities                     8,205        7,890
                                                         ------      -------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS             12,130       20,703
                                                         ------      -------

COMMITMENTS AND CONTINGENCIES                                 -            -

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value - authorized,
     30,000,000 shares; issued 16,914,000
     shares in 2000 and 16,897,000 shares in 1999           169          169
   Additional paid-in capital                             4,078        4,072
   Retained earnings                                     10,663        7,543
                                                         ------      -------

                                                         14,910       11,784

   Less treasury stock, at cost - 2,017,000 shares        3,618        3,618
                                                         ------      -------

           Total stockholders' equity                    11,292        8,166
                                                         ------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $31,627      $36,759
                                                        =======      =======


See notes to consolidated financial statements.

MOVIE STAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
(In Thousands, Except Per Share Amounts)

                                                  2000       1999       1998

Net sales                                        $71,004    $72,506   $64,537

Cost of sales                                     50,199     51,363    45,777
                                                  ------    -------   -------

   Gross profit                                   20,805     21,143    18,760

Operating Expenses:
   Selling, general and administrative
     expenses                                     16,496     15,859    15,206
                                                  ------    -------   -------

   Income from operations                          4,309      5,284     3,554

Gain on purchases of subordinated
  debentures                                        (164)         -      (157)

Interest income                                     (145)      (118)     (130)

Interest expense                                   1,856      2,694     2,623
                                                  ------    -------   -------

    Income before income taxes and
     extraordinary gain                            2,762      2,708     1,218

Income taxes                                          35         35        16
                                                  ------    -------   -------
    Income before extraordinary gain               2,727      2,673     1,202

Extraordinary gain on purchases of
   subordinated debentures and senior
   notes, net of income taxes of $8,000             (393)         -         -
                                                  ------    -------   -------
  Net income                                      $3,120    $ 2,673   $ 1,202
                                                  ======    =======   =======

  BASIC

Income before extraordinary gain per share          $.18       $.19      $.09
Extraordinary gain per share                         .03          -         -
                                                    ----       ----      ----
Net income per share                                $.21       $.19      $.09
                                                    ====       ====      ====

  DILUTED

Income before extraordinary gain per share          $.17       $.17      $.08
Extraordinary gain per share                         .03          -         -
                                                    ----       ----      ----
Net income per share                                $.20       $.17      $.08
                                                    ====       ====      ====

Basic weighted average number of shares
  outstanding                                     14,889     14,309    14,049
                                                  ======     ======    ======

Diluted weighted average number of
   shares outstanding                             15,928     15,869    15,161
                                                  ======     ======    ======


See notes to consolidated financial statements.

MOVIE STAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
(In Thousands)
----------------------------------------------------------------------------

                                                                 Additional
                                           Common Stock           Paid-in        Retained          Treasury Stock
                                       Shares       Amount        Capital        Earnings       Shares        Amount       Total
BALANCE, JUNE 30, 1997                  15,977       $ 160           $3,731        $ 3,668       2,017        $(3,618)      $3,941

   Net income                                -           -                -          1,202           -              -        1,202
   Conversion of long-term debt
     for common stock                      157           1               58              -           -              -           59
                                       -------      ------           ------      ---------      ------       --------      -------

BALANCE, JUNE 30, 1998                  16,134         161            3,789          4,870       2,017         (3,618)       5,202

   Net income                                -           -                -          2,673           -              -        2,673
   Conversion of long-term debt
     for common stock                      743           8              278              -           -              -          286
   Exercise of stock options                20           -                5              -           -              -            5
                                       -------      ------           ------      ---------      ------       --------      -------

BALANCE, JUNE 30, 1999                  16,897         169            4,072          7,543       2,017         (3,618)       8,166

   Net income                                -           -                -          3,120           -              -        3,120
   Conversion of long-term debt
     for common stock                       17           -                6              -           -              -            6
                                       -------      ------           ------      ---------      ------       --------      -------

BALANCE, JUNE 30, 2000                  16,914        $169           $4,078        $10,663       2,017        $(3,618)     $11,292
                                       =======      ======           ======       ========      ======        ========     =======

See notes to consolidated financial statements.

MOVIE STAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2000, 1999, AND 1998

(In Thousands)
-------------------------------------------------------------------------------

                                                                                     2000          1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $ 3,120      $ 2,673      $1,202
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
     Extraordinary gain on purchases of subordinated debentures
      and senior notes, net of income taxes                                              (393)           -           -
     Depreciation and amortization                                                        593          566         582
     Provision for sales allowances and doubtful accounts                                 182         (191)         98
     Gain on purchases of subordinated debentures and senior notes                       (164)           -        (157)
     Loss on disposal of property, plant and equipment                                      -           16           4
   (Increase) decrease in operating assets:
     Receivables                                                                       (1,278)        (343)      (2,281)
     Inventory                                                                          1,817        4,485       (4,307)
     Prepaid expenses and other current assets                                            165         (146)        (251)
     Other assets                                                                         (73)          32          (66)
   Increase (decrease) in operating liabilities:
     Accounts payable                                                                      68       (2,705)       2,247
     Accrued expenses and other current liabilities                                    (1,424)         357          339
                                                                                    ---------      -------       ------

           Net cash provided by (used in) operating activities                          2,613        4,744       (2,590)
                                                                                    ---------      -------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                            (155)        (528)        (191)
   Proceeds from sale of property, plant and equipment                                     30          200          500
   Proceeds from sale of other assets (interest in building)                                -            -          619
                                                                                    ---------      -------       ------

           Net cash (used in) provided by investing activities                           (125)        (328)         928
                                                                                    ---------      -------       ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment on and purchases of long-term debt and
    capital lease obligations                                                          (8,063)         (50)      (1,155)
   Net proceeds (repayment) of revolving line of credit                                 1,690         (328)         328
   Exercise of stock options                                                                -           13            -
                                                                                    ---------      -------       ------

           Net cash used in financing activities                                       (6,373)        (365)        (827)
                                                                                    ---------      -------       ------

NET (DECREASE) INCREASE IN CASH                                                        (3,885)       4,051       (2,489)
CASH, BEGINNING OF YEAR                                                                 4,597          546        3,035
                                                                                    ---------      -------       ------

CASH, END OF YEAR                                                                       $ 712      $ 4,597        $ 546
                                                                                    =========      =======        =====

                                                               (Continued)

MOVIE STAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2000, 1999, AND 1998
(In Thousands)
-------------------------------------------------------------------------------

                                                                                    2000          1999          1998
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

   Cash paid during period for:
     Interest                                                                         $1,993       $2,584        $2,544
                                                                                      =======      =======       ======
     Income taxes (net of refunds received)                                           $   53       $   25        $   13
                                                                                      =======      =======       ======


SUPPLEMENTAL DISCLOSURES OF NONCASH
   INVESTING ACTIVITIES:
  Acquisition of equipment through assumption of
    capital lease obligation                                                          $  154        $  56        $   -
                                                                                      =======       ======       ======


SUPPLEMENTAL DISCLOSURES OF NONCASH
  FINANCING ACTIVITIES:
  Conversion of long-term debt for common stock                                       $   (6)      $ (278)       $  (59)
  Issuance of common stock                                                                 6          278            59
                                                                                      -------      -------       -------
                                                                                      $    -       $    -        $    -
                                                                                      =======      =======       ======

                                                                (Concluded)

See notes to consolidated financial statements.

MOVIE STAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
-------------------------------------------------------------------------------

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business - Movie Star, Inc. and its subsidiaries (the "Company") is a New York corporation organized in 1935, which designs, manufactures, markets and sells an extensive line of ladies' sleepwear, robes, leisurewear, loungewear, panties and daywear; and also operates 20 retail stores.

        Principles of Consolidation - The consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated.

        Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America also requires management to make estimates and assumptions that affect the disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

        Income Taxes - The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

        Net Income Per Share - Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted income per share also includes the dilutive effect of potential common shares outstanding during the period.

        Deferred Costs - Deferred financing costs are amortized over the life of the debt using the straight-line method.

        Comprehensive Income - In July 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." For the years ended June 2000, 1999 and 1998, comprehensive income approximated net income.

        Recently Issued Accounting Standard - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. For fiscal 2001, the Company is required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company has determined that the application of SFAS No. 133 will not have a material impact on its financial position or results of operations.

        In November 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting and Bulletin ("SAB") 101, "Revenue Recognition." This Bulletin sets forth the SEC Staff's position regarding the point at which it is appropriate for a Registrant to recognize revenue. The Staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or service has been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. The Company uses the above criteria to determine whether revenue can be recognized, and therefore believes that the issuance of this Bulletin does not have a material impact on these financial statements.

        Reclassification - Certain items in prior years in specific captions of the accompanying consolidated financial statements and notes to consolidated financial statements have been reclassified for comparative purposes.

2.      INVENTORY

        Inventory consists of the following:

                                                             June 30,
                                                        2000          1999
                                                          (In Thousands)

         Raw materials                                    $ 5,787      $ 5,513
         Work-in process                                      952        2,121
         Finished goods                                     7,904        8,826
                                                          -------      -------
                                                          $14,643      $16,460
                                                          =======      =======
3.      RECEIVABLES

        Receivables are comprised of the
          following:
                                                             June 30,
                                                        2000           1999
                                                          (In Thousands)

         Trade                                          $ 9,167        $ 7,986
         Other                                              120             23
                                                        -------        -------
                                                          9,287          8,009
         Less allowance for doubtful
           accounts                                      (1,327)        (1,145)
                                                         ------         ------

                                                        $ 7,960        $ 6,864
                                                        =======        =======

4.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following:

                                                           June 30,
                                                      2000           1999
                                                        (In Thousands)

         Land, buildings and improvements              $5,921         $6,023
         Machinery and equipment                          582            578
         Office furniture and equipment                 1,537          1,229
         Leasehold improvements                           207            203
                                                       ------         ------
                                                        8,247          8,033
         Less accumulated depreciation
           and amortization                            (5,000)        (4,538)
                                                       ------         ------

                                                      $ 3,247         $3,495
                                                      =======         ======

Included in property, plant and equipment is property held for sale with a net book value of approximately $235,000 and $324,000 at June 30, 2000 and 1999, respectively.


5.      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of the following:
                                                         June 30,
                                                     2000           1999
                                                       (In Thousands)

         Interest                                    $ 293          $ 534
         Insurance                                     682          1,030
         Salary, commissions and
           employee benefits                           538          1,274
         Other                                         322            478
                                                     -----          -----

                                                    $1,835         $3,316
                                                    ======         ======
6.      NOTES PAYABLE

        The Company has a line of credit agreement with a financial institution expiring on July 1, 2001. Under the agreement, the Company may borrow, in the aggregate, revolving loans and letters of credit, up to the lesser of $18,000,000 or the sum of 80 percent of the net amount of eligible receivables, 50 percent of the eligible inventory and 50 percent of the eligible letters of credit; provided that the aggregate amount of loans against the eligible inventory does not exceed $6,500,000 and the aggregate face amount of the letters of credit outstanding at any time does not exceed $10,000,000. Pursuant to the terms of the agreement, the Company has pledged substantially all of its assets, except the Company's real property. Interest on outstanding borrowings is payable at the prime rate and, prior to July 1, 1999, payable at 2 percent above the prime rate.

        Under the terms of the agreement, the Company is required to meet certain financial covenants, of which the Company is in compliance at June 30, 2000. Furthermore, the Company is prohibited from paying dividends or incurring additional indebtedness, as defined, outside the normal course of business.

        At June 30, 2000, the Company had borrowings of $1,690,000 outstanding under this line of credit at an interest rate of 9.5 percent and also had approximately $6,597,000 of outstanding letters of credit.

        At June 30, 1999, the Company had no borrowings outstanding under this line of credit and had approximately $4,930,000 of outstanding letters of credit. Additionally, the Company had a cash balance of approximately $4,179,000 deposited with the lender, which earned interest at 3 percent less than the prime rate at June 30, 1999.

7.      LONG-TERM DEBT

        Long-term debt consists of the following:
                                                             June 30,

                                                        2000           1999
                                                          (In Thousands)

         12.875% Subordinated Debentures                 $4,347         $9,987
         8% Senior Notes                                  7,566         10,550
         8% Senior Convertible Notes                         72             78
         Capital Lease Obligations                          228            133
                                                        -------         ------
                                                         12,213         20,748
         Less current portion                                83             45
                                                        -------         ------

         Long-term debt                                 $12,130        $20,703
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

        During the second and fourth quarter of fiscal 2000, the Company purchased an aggregate of $2,786,000 and $20,000, respectively, in principal amount of its 12.875% subordinated debentures. With $903,000 of these debentures and in conjunction with previously acquired debentures, the Company will satisfy its sinking fund requirement due October 1, 2000. As a result of the purchase of $903,000 of these debentures, the Company recorded a pre-tax gain of $50,000, net of related costs. The remaining $1,903,000 of repurchased debentures will be applied to the final payment due on October 1, 2001. As a result of the purchase of $1,903,000 of these debentures, the Company recorded an extraordinary gain of $152,000, net of related costs and income taxes.

        8% Senior Notes - In April 1996, the Company reached an agreement with holders of $10,187,000 of the Company's outstanding 12.875% Debentures. The holders of these Debentures agreed to exchange such Debentures for the equivalent principal amount of a new series of notes ("Senior Notes") bearing interest at a rate of 8 percent per annum, payable semi-annually (April 1 and October 1) which will be senior to the remaining outstanding Debentures. Additionally, these Debenture holders agreed to defer the receipt of interest due April 1, 1996 (approximately $656,000) and October 1, 1996 (approximately $434,000) and to accept Senior Notes in exchange for such deferred interest. The Senior Notes carried the right to convert up to $715,500 of the Notes into 1,908,000 shares of the Company's common stock. The Senior Notes will mature on September 1, 2001. As of June 30, 2000, $71,500 of the 8% Convertible Senior Notes remain outstanding and are convertible into approximately 191,000 shares of the Company's common stock.

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

        In fiscal 2000, the Company purchased $2,984,000 in principal of its 8% Senior Notes due September 1, 2001. As a result of this purchase, the Company recorded an extraordinary gain of $241,000, net of related costs and income taxes.

        The maturities of long-term debt at June 30, 2000, including current maturities, are as follows (in thousands):

                       Fiscal Year             Amount

                     2001                          $   83
                     2002   (9/1/01)                7,638
                     2002 (10/1/01)                 4,347
                     2002                              75
                     2003                              40
                     2004                              30
                                                   ------

                                                  $12,213
                                                  =======

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

                                                     June 30,
                                     ------------------------------------------
                                            2000                   1999
                                     --------------------    ------------------
                                     Carrying   Estimated    Carrying Estimated
                                      Amount    Fair Value   Amount   Fair Value
                                                     (In Thousands)

        Long-Term Debt and Capital
          Lease Obligations          $12,213     $11,308     $20,748   $18,917


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

        The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

9.      INCOME TAXES

        Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses. The income tax effects of significant items, comprising the Company's net deferred tax assets and liabilities, are as follows:

                                                             June 30,
                                                         2000          1999
                                                          (In Thousands)

          Deferred tax liabilities:
            Differences between book and tax
              basis of property, plant and
              equipment                                   $  354        $ 345
                                                          ------        -----

          Deferred tax assets:
            Difference between book and
              tax basis of inventory                         360          360
            Reserves not currently deductible              1,258        1,521
            Operating loss carryforwards                   3,228        4,047
            Difference between book and
              tax basis of senior notes                      479        1,111
            Other                                             83           93
                                                          ------       ------
                                                           5,408        7,132
                                                          ------       ------

            Valuation allowance                            1,045        2,778
                                                          ------       ------
          Net deferred tax asset                          $4,009       $4,009
                                                          ======       ======

     The provision for income taxes is comprised as follows:

                                                    Year Ended June 30,
                                               2000          1999        1998
                                                       (In Thousands)

            Current:
               Federal                           $12         $25        $(2)
               State and local                    23          10         18
            Deferred                               -           -          -
                                               -----        ----       -----
                                                 $35         $35        $16
                                               =====        ====       =====

     Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:

                                                  Year Ended June 30,
                                             2000        1999        1998
                                                    (In Thousands)

     Federal statutory rate                  34.0%       34.0%      34.0%

     Increase (decrease) in tax
         resulting from:
       Valuation allowance                 (41.0)       (42.2)      (42.1)
       State income taxes (net of
         federal tax benefits)               6.0          6.6         6.0
       Other                                 2.3          2.9         1.4
       Alternative minimum tax                 -            -         2.0
                                             ----        ----        ----

     Effective rate                          1.3%        1.3%        1.3%
                                             ====        ====        ====

     As of June 30, 2000, the Company has net operating loss carryforwards of approximately $8,071,000 for income tax purposes that expire between the years 2009 and 2012.

10.  LEASES

     The Company has operating leases expiring in various years through fiscal 2003, which include, in addition to fixed rentals, escalation clauses that require the Company to pay a percentage of increases in occupancy expenses.

     Future minimum payments under these leases at June 30, 2000 are as follows (in thousands):

                   Fiscal Year              Amount

                      2001                   $542
                      2002                     49
                      2003                      8
                                             ----
                                             $599
                                             ====

     Rental expense for 2000, 1999 and 1998 was approximately $922,000, $771,000 and $764,000, respectively.

11.  CONSULTING AGREEMENT

     Upon the retirement of Mark M. David as Chief Executive Officer, the Company entered into a five-year consulting agreement with Mr. David on July 1, 1999, pursuant to which annual compensation payments of approximately $200,000 are required.

12.  CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

     Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the retail industry. One customer accounted for 19%, 22%, and 20% of the Company's net sales in fiscal 2000, 1999 and 1998, respectively. Another customer accounted for 12%, 11%, and 3% of the Company's net sales in fiscal 2000, 1999 and 1998, respectively, while another customer accounted for 10%, 14%, and 11% of the Company's net sales in fiscal 2000, 1999 and 1998, respectively. The Company performs ongoing credit evaluations of its customers' financial condition. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

13.  STOCK PLANS, OPTIONS AND WARRANT

     Stock Options - The Company has an Incentive Stock Option Plan (the "1983 ISOP"), pursuant to which the Company has reserved 5,000 shares at June 30, 2000. This plan expired by its terms on June 30, 1993, but 5,000 previous grants remained outstanding at June 30, 2000, which are presently exercisable. The 1983 ISOP provided for the issuance of options to employees to purchase common stock of the Company at a price not less than fair market value on the date of grant.

     On December 8, 1994, the Company's stockholders approved a new Incentive Stock Option Plan (the "1994 ISOP") to replace the 1983 ISOP discussed above. Options granted, pursuant to the plan, are not subject to a uniform vesting schedule. The plan permits the issuance of options to employees to purchase common stock of the Company at a price not less than fair market value on the date of the option grant. The plan reserves 2,000,000 shares of common stock for grant and provides that the term of each award be determined by the Compensation Committee with all awards made within the ten-year period following the effective date.

     On February 21, 2000, the Committee adopted a new Performance Equity Plan (including a new Incentive Stock Option Plan) (the "2000 Plan"). The 2000 Plan authorizes the Company to grant qualified and non-qualified options to participants for the purchase of up to an additional 750,000 shares of the Company's common stock and to grant other stock-based awards to eligible employees of the Company. The 2000 Plan is subject to stockholder approval and will be presented to the stockholders at the Company's next Annual Meeting.

     The Company also has a Key Employee Stock Option Plan covering the issuance of up to 1,667,000 shares of the Company's common stock. Options to purchase 200,000 shares at an exercise price of $.625 per share are outstanding at June 30, 2000. Of the total options granted, 40,000 are presently exercisable.

     Statement of Financial Accounting Standards No. 123, "Accounting Stock-Based Compensation" was effective for the Company for fiscal 1997. SFAS No. 123 encourages (but does not require) compensation expense to be measured based on the fair value of the equity instrument awarded. In accordance with APB No. 25, no compensation cost has been recognized in the Consolidated Statements of Income for the Company's stock option plans. If compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's net income would have been $2,623,000, $2,333,000 and $858,000 for 2000, 1999 and 1998, respectively. Basic net income per share would have been $.18, $.16 and $.06, for 2000, 1999 and 1998, respectively and diluted net income per share would have been $.17, $.15 and $.06 for 2000, 1999 and 1998, respectively. This pro forma information may not be representative of the amounts to be expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to 1995.

     Information with respect to stock options is as follows (shares in thousands):


                                                             2000                        1999                        1998
                                                     ---------------------       ---------------------       ---------------------
                                                                  Weighted-                  Weighted-                   Weighted-
                                                                   Average                    Average                     Average
                                                                   Exercise                  Exercise                    Exercise
                  FIXED OPTIONS                      Shares         Price        Shares        Price        Shares         Price
         Outstanding - beginning of year                2,075        $ .64         2,253        $.75           2,053       $ .76
         Granted                                          110         1.27           435         .63             200         .72
         Exercised                                          -            -           (20)       (.63)              -           -
         Canceled                                           -            -          (593)      (1.05)              -           -
                                                       ------        -----       -------      -------        -------       -----
         Outstanding - end of year                      2,185        $ .68         2,075      $  .64           2,253       $ .75
                                                        =====        =====       =======      ======         =======       =====

         Exercisable - end of year                      1,157        $ .66           780      $  .67            996       $ .88
                                                        =====        =====       =======      ======         ======       =====
         Weighted-average fair value of
           options granted during the year                           $1.42                    $  .69                      $ .64
                                                                     =====                    ======                      ======

        The fair value of each option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively; risk-free interest rate 6.2%, 5.5 % and 5.7%; expected life 7 years, 7 years and 7 years; expected volatility of 106.0%, 95.3% and 115.9%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

        The following table summarizes information about stock options outstanding at June 30, 2000 (options in thousands):

                                    Options Outstanding                                          Options Exercisable
    ------------------------------------------------------------------------------   -----------------------------------------
                                        Weighted-
                                         Average
                               Number              Remaining            Weighted-                                 Weighted-
        Range of           Outstanding at          Contractual            Average          Exercisable at           Average
    Exercise Prices        June 30, 2000           Life (Yrs)        Exercise Price        June 30, 2000        Exercise Price
    ---------------     ------------------   ------ ------------     --------------    ------------------      --------------
     $.625 - $1.75              2,185                 7.0                 $.68                1,157                $.66

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

14.     NET INCOME PER SHARE

        The Company's calculation of Basic and Diluted Net Income Per Share are as follows (in thousands, except per share amounts):

                                                                                             Year Ended June 30,
                                                                                        2000         1999         1998
                                                                                       (In Thousands, Except Per Share)
         Basic:
           Income before extraordinary gain                                             $ 2,727      $ 2,673       $1,202
           Extraordinary gain                                                               393            -            -
                                                                                        -------      -------      -------
           Net income                                                                   $ 3,120      $ 2,673      $ 1,202
                                                                                        =======      =======      =======

          Weighted average number of shares outstanding                                  14,889       14,309       14,049
                                                                                        =======      =======      =======

           Income before extraordinary gain per share                                      $.18         $.19         $.09
           Extraordinary gain per share                                                     .03            -            -
                                                                                        -------      -------      -------
           Net income per share                                                            $.21         $.19         $.09
                                                                                        =======      =======      =======

         Diluted:
           Income before extraordinary gain                                             $ 2,727      $ 2,673      $ 1,202
           Interest Expense on 8% Convertible Senior Notes                                    6           23           40
                                                                                        -------      -------      -------
           Adjusted net income before extraordinary gain                                  2,733        2,696        1,242
           Extraordinary gain                                                               393            -            -
                                                                                        -------      -------      -------
           Adjusted net income                                                          $ 3,126      $ 2,696      $ 1,242
                                                                                        =======      =======      =======

          Weighted average number of shares outstanding                                  14,889       14,309       14,049
          Shares Issuable Upon Conversion of
              8% Convertible Senior Notes                                                   201          765        1,112
          Shares Issuable Upon Conversion of Stock Options                                  809          771            -
          Shares Issuable Upon Conversion of Warrants                                        29           24            -
                                                                                        -------      -------      -------
          Total average number of equivalent shares outstanding                          15,928       15,869       15,161
                                                                                        =======      =======      =======

           Income before extraordinary gain per share                                      $.17         $.17         $.08
           Extraordinary gain per share                                                     .03            -            -
                                                                                        -------      -------      -------
           Net income per share                                                            $.20         $.17         $.08
                                                                                        =======      =======      =======


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

        The Company's net sales, income from operations, depreciation and amortization, total assets and capital expenditures for each segment for the years ended June 30, 2000, 1999 and 1998 were as follows:

                                                      Year Ended June 30,
                                            2000          1999         1998
                                                    (In Thousands)
          Net Sales:
                Intimate Apparel           $62,712        $63,006    $53,855
                Retail                       8,292          9,500     10,682
                                           -------        -------    -------
                                           $71,004        $72,506    $64,537
                                           =======        =======    =======

          Income From Operations:
                Intimate Apparel           $ 3,903        $ 4,564    $ 2,316
                Retail                         406            720      1,238
                                           -------        -------    -------
                                           $ 4,309        $ 5,284    $ 3,554
                                           =======        =======    =======

          Depreciation and Amortization:
                Intimate Apparel           $   535        $   526    $   549
                Retail                          58             40         33
                                           -------        -------    -------
                                           $   593        $   566    $   582
                                           =======        =======    =======

          Segment Assets:
                Intimate Apparel           $29,704       $34,061     $33,654
                Retail                       1,923         2,698       3,089
                                           -------        -------    -------
                                           $31,627       $36,759     $36,743
                                           =======       =======     =======

          Capital Expenditures:
                Intimate Apparel           $   303       $   379     $   186
                Retail                           6           205           5
                                           -------        -------    -------
                                           $   309       $   584     $   191
                                           =======       =======     =======


16.     SUBSEQUENT EVENT

        In August 2000, the Company sold a non-operating manufacturing facility located in Mississippi for $97,000.

17.     UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                                                                                                  Quarter
                                                                               First       Second         Third        Fourth
                                                                                     (In Thousands, Except Per Share)
          Fiscal Year Ended June 30, 2000

                Net sales                                                     $19,219      $23,354        $14,487      $13,944
                Gross profit                                                    5,310        6,876          4,605        4,014
                Net income                                                        837        2,003            240           40
                Basic net income  per share                                       .06          .13            .02            -
                Diluted net income per share                                      .05          .13            .02            -

                                                                                                  Quarter
                                                                               First       Second         Third        Fourth
                                                                                     (In Thousands, Except Per Share)

          Fiscal Year Ended June 30, 1999

                Net sales                                                     $18,958      $25,789        $14,715      $13,044
                Gross profit                                                    5,657        7,386          4,381        3,719
                Net income (loss)                                               1,183        2,330            202       (1,042)
                Basic net income (loss) per share                                 .08          .17            .01         (.07)
                Diluted net income (loss) per share                               .08          .15            .01         (.07)


                                                                                                 Quarter
                                                                               First       Second        Third        Fourth
                                                                                     (In Thousands, Except Per Share)

          Fiscal Year Ended June 30, 1998

                Net sales                                                     $15,202      $22,737       $12,918      $13,680
                Gross profit                                                    4,284        6,489         3,784        4,203
                Net income (loss)                                                 165        1,660          (123)        (500)
                Basic net income (loss) per share                                 .01          .12          (.01)        (.03)
                Diluted net income (loss) per share                               .01          .11          (.01)        (.03)



                                                             * * * * * *


                                                                                                            Schedule II
MOVIE STAR, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)
-----------------------------------------------------------------------------------------------------------------------
                      Column A                             Column B          Column C         Column D        Column E

                                                                            Additions
                                                          Balance at        Charged to                       Balance at
                                                          Beginning         Costs and                          End of
                     Description                          of Period          Expenses        Deductions        Period
FISCAL YEAR ENDED JUNE 30, 2000:

Allowance for doubtful accounts                               $ 885             $  65          $ (75) (a)       $ 159
                                                                                                (716) (c)

Allowance for sales allowances                                  260             1,981         (1,789)           1,168
                                                                                  716 (c)
                                                             ------            ------        -------            -----

                                                             $1,145            $2,762        $(2,580)           $1,327
                                                             ======            ======        =======            =====

FISCAL YEAR ENDED JUNE 30, 1999:

Allowance for doubtful accounts                              $1,076              $ 40          $ (40) (a)       $ 885
                                                                                                (191) (b)

Allowance for sales allowances                                  260             1,720         (1,720)             260
                                                             ------            -------        -------          ------

                                                             $1,336            $1,760        $(1,951)          $1,145
                                                             ======            ======        =======           ======

FISCAL YEAR ENDED JUNE 30, 1998:

Allowance for doubtful accounts                               $ 778             $ 305          $  (7) (a)      $1,076

Allowance for sales allowances                                  460             1,562         (1,762)             260
                                                              -----            -------        -------          ------

                                                             $1,238            $1,867        $(1,769)          $1,336
                                                             ======            ======        =======           ======

(a)      Uncollectible accounts written off.
(b)      Reduction in allowance.
(c)      Reclassification of accounts.

ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.    EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

Director Since       Name                 Age      Position
--------------       ----                          --------

1981                 Mark M. David        53       Chairman of the Board


1997                 Melvyn Knigin        57       President, Chief Executive
                                                   Officer and Director


1983                 Saul Pomerantz       51       Executive Vice President,
                                                   Chief Operating Officer,
                                                   Secretary and Director

1996                 Gary W. Krat         52       Director
1996                 Joel M. Simon        55       Director

Officer Since

1999                 Thomas Rende         39       Chief Financial Officer


Mark M. David was re-elected Chairman of the Board on November 18, 1999. Effective as of July 1, 1999, Mr. David retired as a full-time executive employee of the Company. Mr. David relinquished the position of Chief Executive Officer in February 1999, but remained as Chairman of the Board. He had been Chairman of the Board and Chief Executive Officer from December 1985 to August 1995 and from April 1996 until February 1999, President from April 1983 to December 1987 and Chief Operating Officer of the Company since the merger with Stardust Inc. in 1981 until December 1987. Prior to the merger, he was founder, Executive Vice President and Chief Operating Officer of Sanmark Industries Inc.

Melvyn Knigin was elected Chief Executive Officer and to the Board of Directors on November 18, 1999. Mr. Knigin had been appointed Chief Executive Officer in February 1999. Mr. Knigin was appointed to fill a vacancy on the Board of Directors and promoted to Senior Vice President and Chief Operating Officer on February 5, 1997 and was promoted to President on September 4, 1997. Since joining the Company in 1987, he was the President of Cinema Etoile, the Company's upscale intimate apparel division. Prior to joining the Company, he had spent most of his career in the intimate apparel industry.

Saul Pomerantz, CPA, was re-elected to the Board of Directors and elected Chief Operating Officer on November 18, 1999. Mr. Pomerantz had been appointed Chief Operating Officer in February 1999. Mr. Pomerantz was elected Senior Vice President on December 3, 1987 and was promoted to Executive Vice President on September 4, 1997. Previously, he was Vice President-Finance since 1981. He was Chief Financial Officer from 1982 to February 1999 and has been Secretary of the Company since 1983.

Thomas Rende was elected Chief Financial Officer on November 18, 1999. Mr. Rende had been appointed Chief Financial Officer in February 1999. Since joining Movie Star in 1989, Mr. Rende has held various positions within the finance department.


                                      III-1

Gary W. Krat was re-elected to the Board of Directors on November 18, 1999. Mr. Krat is currently Chairman Emeritus of SunAmerica, Inc. From 1990 and until his retirement in 1999, Mr. Krat was Senior Vice President of SunAmerica Inc. Chairman and Chief Executive Officer of SunAmerica Financial Network, Inc. and its six NASD broker dealer companies with nearly ten thousand registered representatives. From 1977 until 1990, Mr. Krat was a senior executive with Integrated Resources, Inc. Prior to joining Integrated Resources, Mr. Krat was a practicing attorney. He has a law degree from Fordham University and a Bachelor of Arts degree from the University of Pittsburgh.

Joel M. Simon was re-elected to the Board of Directors on November 18, 1999. Mr. Simon is a principal of Crossroads, LLC, a financial consulting firm. Mr. Simon was the President and Chief Executive Officer of Starrett Corporation, a real estate construction, development and management company from March to December 1998. From 1996 to 1998, Mr. Simon was self-employed as a private investor.

ITEM 11.   EXECUTIVE COMPENSATION

Report of the Compensation Committee on Executive Compensation

Joel M. Simon, Gary W. Krat and Mark M. David were appointed by the Board of Directors, and each of them agreed to serve, as members of the Compensation Committee (the "Committee").

Following the realignment of senior management which resulted from the retirement of Mark M. David at the end of fiscal year 1999, the Company entered into comprehensive written employment agreements with Melvyn Knigin, who assumed the additional position of Chief Executive Officer, and Saul Pomerantz, who assumed the additional duties of Chief Operating Officer. In addition, Thomas Rende was promoted to the position of Chief Financial Officer. In light of Mr. David's retirement and the new duties assumed by the Company's remaining senior executives, the Compensation Committee determined the salaries for Messrs. Knigin, Pomerantz and Rende for fiscal year 2000.

Compensation Policies

In determining the appropriate levels of executive compensation for fiscal year 2000, the Committee based its decisions on (1) the realignment of senior management following the retirement of Mark M. David, (2) the Company's continued improved financial condition, (3) the need to retain experienced individuals with proven leadership and managerial skills, (4) the executives' motivation to enhance the Company's performance for the benefit of its stockholders and customers, and (5) the executives' contributions to the accomplishment of the Company's annual and long-term business objectives.

Salaries generally are determined based on the Committee's evaluation of the value of each executive's contribution to the Company, the results of recent past fiscal years in light of prevailing business conditions, the Company's goals for the ensuing fiscal year and, to a lesser extent, prevailing levels at companies considered to be comparable to and competitors of the Company.

In addition to base salary compensation, the Committee has also, from time to time, recommended that stock options be granted to the executive officers of the Company in order to reward the officers' commitment to maximizing stockholder return and long-term results.

Base Salary Compensation

Based on recommendations from the Company's Chairman of the Board, the collective business experience of the other Committee members and negotiations with Messrs. Knigin and Pomerantz, their base salaries were established for the two- year terms of their respective employment agreements. The Committee does not utilize outside consultants to obtain comparative salary information, but believes that the salaries paid by the Company are competitive, by industry standards, with those paid by companies with similar sales volume to the Company. The Committee places considerably more weight on each executive's contribution to the Company's development and maintenance of its sources of supply, manufacturing capabilities, marketing strategies and customer relationships than on the compensation policies of the Company's competitors;

                                      III-2
however, the Committee does not establish or rely on target levels of performance in any of these areas to arrive at its recommendations.

The current senior executives of the Company have been associated with the Company in senior management positions for periods ranging from eleven to more than twenty-one years. They have been primarily responsible for the formulation and implementation of the Company's recent financial and operational restructuring and provide the Company with a broad range of management skills which are considered by the Committee to be an essential source of stability and a base for the Company's future growth.

Stock Option Grants

In 1983, the Company adopted an Incentive Stock Option Plan (the "ISOP") to provide a vehicle to supplement the base salary compensation paid to key employees. All of the Company's senior executives were eligible to receive grants under the ISOP. Options under the ISOP are granted at fair market value at the date of grant. In the past, the Committee has recommended and the Board of Directors granted options under the ISOP to each of the senior executives, except Mr. David. The options granted under the ISOP were exercisable at a rate of 11% per year for the first eight years of service after grant and 12% for the ninth year after grant. No options have been granted to the Company's senior executives under the ISOP since 1986 and no further options may be granted under the ISOP. The 1983 ISOP has expired.

On July 15, 1994, the Committee adopted a new Incentive Stock Option Plan (the "1994 ISOP") to replace the expired 1983 ISOP. The 1994 ISOP authorized the grant of options to purchase up to 2,000,000 shares of the Company's common stock. Options for all of the shares of the Company's common stock under the 1994 ISOP have been granted. All of the Company's management and administrative employees are eligible to receive grants under the 1994 ISOP. Subject to stockholder approval, options under the 1994 ISOP were granted to each of the Company's senior executives (except Mark M. David) on July 15, 1994 at fair market value at that date. As a condition to the grant of options to the Company's senior executives, the Committee required each of the recipients to surrender for cancellation any interest in options granted prior to July 15, 1994. The 1994 ISOP was approved by the Company's stockholders at the Company's Annual Meeting on December 8, 1994.

On February 21, 2000, the Committee adopted a new Performance Equity Plan (including a new Incentive Stock Option Plan) (the "2000 Plan" ). The 2000 Plan authorizes the Company to grant qualified and non-qualified options to participants for the purchase of up to an additional 750,000 shares of the Company's common stock and to grant other stock-based awards to eligible employees of the Company. The 2000 Plan is subject to stockholder approval and will be presented to the stockholders at the Company's next Annual Meeting.

In addition to the ISOP, in 1988, the Committee recommended and the Board of Directors adopted a non-qualified Management Option Plan (the "1988 Non-qualified Plan") to provide an additional continuing form of long-term incentive to selected officers of the Company. The 1988 Non-qualified Plan was approved by the Company's stockholders at the Company's Annual Meeting on December 13, 1988. Generally, options under the 1988 Non-qualified Plan are issued with a 10-year exercise period in order to encourage the executive officers to take a long-term approach to the formulation and accomplishment of the Company's goals. In 1988, the Committee recommended and the Board of Directors approved the grant of options under the non-qualified option plan to all of the Company's then executive officers.

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

In February 2000, the Committee recommended that the Company grant additional options to Messrs. Knigin and Pomerantz in conjunction with their respective employment agreements and to Mr. Rende in connection with his promotion to Chief Financial Officer.

Incentive Compensation

In September 1998, the Compensation Committee adopted an incentive compensation plan for senior executives, other than Mr. David (the "1998 Incentive Plan"). Under the 1998 Incentive Plan, the Compensation Committee had the discretion to award bonus compensation to senior executives in an amount not to exceed five (5%) percent of any increases in net income before taxes over the base amount of $1,200,000 (the "Bonus Pool"). Based on the collective efforts of Messrs. Knigin and Pomerantz, the Compensation Committee determined to award bonuses to them under the 1998 Incentive Plan for fiscal year 1999. Mr. Knigin was eligible to receive incentive compensation equal to three (3%) percent and Mr. Pomerantz was eligible to receive two (2%) of net income before taxes in excess of $1,200,000.

In fiscal 2000, the Committee amended the 1998 Incentive Plan to increase the Bonus Pool from 5% to 6.75%. Pursuant to their respective employment agreements, Mr. Knigin was eligible to receive incentive compensation equal to three (3%) percent and Mr. Pomerantz was eligible to receive two (2%) percent of net income before taxes in excess of $1,200,000 for fiscal year 2000. In addition, the Committee determined that Mr. Rende was eligible to participate in the Bonus Pool and awarded him incentive compensation equal to 0.25% of net income before taxes in excess of $1,200,000 for fiscal year 2000.

Compensation of the Chief Executive Officer

For fiscal year 2000, the annual base salary paid to the Company's Chief Executive Officer, Melvyn Knigin, pursuant to his employment agreement was $400,000. Mr. Knigin's employment agreement provides for the same annual base salary in fiscal year 2001.

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee interlocks or insider participation.

                           Mark M. David
                           Gary W. Krat
                           Joel M. Simon

                                      III-4

                           Summary Compensation Table

                                                                       LONG-TERM COMPENSATION
                                                ANNUAL                                   RESTRICTED
NAME AND PRINCIPAL              FISCAL        COMPENSATION              STOCK              OPTIONS       ALL OTHER
POSITION                        YEAR            SALARY ($)              AWARDS($)          (# SHARES)      COMPENSATION
--------                        ----            ----------            ---------          ----------      ------------
Mark M. David                   2000                     -                 -                  -                       -
Chairman of the Board           1999               340,355                 -                  - (1)             508,145 (2)
                                1998               335,000                 -             350,000(1)               8,145 (2)




Melvyn Knigin                   2000               405,127                -              800,000(3)              52,194
President and Chief Executive   1999               405,406                -              600,000(5)              67,495
Officer of                      1998               350,000                -              350,000(5)                   -
the Company; Director



Saul Pomerantz                 2000               252,254                 -              630,000(4)              38,005
Executive Vice President and   1999               228,342                 -              500,000(4)              44,996
Chief Operating                1998               200,000                 -              350,000(5)                   -
Officer of the
Company; Director

Thomas Rende                  2000                148,843                -               175,000(6)               3,772
Chief Financial Officer       1999                126,300                -               105,000(6)                   -


(1) Represents options to purchase 350,000 shares of Common Stock granted on January 29, 1997 under the Company's Non-Qualified Stock Option Plan (the "1988 Plan"). Mr. David surrendered these options on November 4, 1998.

(2) Represents annual premiums of $8,145 paid by the Company for a split dollar form of life insurance policy on the life of Mark M. David and an accrual for the retirement payment made to Mr. David in connection with his retirement as a full-time employee of the Company.

(3) Represents options to purchase shares of Common Stock under the 1994 Incentive Stock Option Plan (the "1994 Plan") of which 350,000 shares were granted on January 29, 1997 and 125,000 were granted on November 4, 1998 and 125,000 shares granted on November 4, 1998 under the Company's Non-Qualified Stock Option Plan (the "1988 Plan"). Fiscal Year 2000 also includes 200,000 shares granted on February 22, 2000 pursuant to the 2000 Incentive Stock Option Plan (the "2000 Plan"), which are subject to stockholder approval.

(4) Represents options to purchase shares of Common Stock under the 1994 Incentive Stock Option Plan (the "1994 Plan") of which 350,000 shares were granted on January 29, 1997 and 75,000 were granted on November 4, 1998 and 75,000 shares granted on November 4, 1998 under the Company's Non-Qualified Stock Option Plan (the "1988 Plan"). Fiscal Year 2000 also includes 130,000 shares granted on February 22, 2000 pursuant to the 2000 Incentive Stock Option Plan (the "2000 Plan"), which are subject to stockholder approval.

                                      III-5

(5) Represents options to purchase 350,000 shares of Commo Stock granted on January 29, 1997 under the 1994 Incentive Stock Option Plan (the "1994 Plan").

(6) Represents options to purchase shares of Common Stock under the 1994 Incentive Stock Option Plan (the "1994 Plan") of which 20,000 shares were granted on July 15, 1994, 50,000 were granted on January 29, 1997 and 35,000 were granted on November 4, 1998. Fiscal Year 2000 also includes 70,000 shares granted on February 22, 2000 pursuant to the 2000 Incentive Stock Option Plan (the "2000 Plan"), which are subject to stockholder approval.

                                     III-6

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AS OF AUGUST 31, 2000

          The following table sets forth certain information as of August 31, 2000 with respect to the stock ownership of (i) those persons or groups (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who beneficially own more than 5% of the Company's Common Stock, (ii) each director of the Company and (iii) all directors and officers of the Company as a group.

                                    AMOUNT AND NATURE OFWNER        PERCENT OF
NAME OF BENEFICIAL OWNER            BENEFICIAL OWNERSHIP             CLASS(1)
------------------------            ------------------------       ------------


Mark M. David                            3,095,428(2)(6)            20.7789%
136 Madison Avenue
New York, NY 10016

Republic National                          845,814; Direct           5.6778%
Bank as Trustee
for the Movie
Star, Inc. Employee
Stock Ownership Plan
452 Fifth Avenue
New York, NY 10018

Mrs. Abraham David                       1,582,159(3)(7)           10.6207%
8710 Banyan Court
Tamarac, FL 33321

Melvyn Knigin                              421,437(4)               2.7721%
136 Madison Avenue
New York, NY 10016

Saul Pomerantz                             442,824(5)               2.9042%
136 Madison Avenue
New York, NY 10016

Thomas Rende                               229,300(12)              1.5327%
136 Madison Avenue
New York, NY 10016

Joel M. Simon                               74,166(10)              0.4979%
136 Madison Avenue
New York, NY 10016

Gary W. Krat                                253,333(11)             1.7006%
733 Third Avenue
New York, NY 10017

Abraham David                                25,000;Direct(9)       0.1678%
8710 Banyan Court
Tamarac, FL 33321

All directors and officers as a group     6,098,647(2)(4)(5)(8)    39.0493%
(6 persons)                                        (10)(11)(12)

                                     III-7

-----------------

(1) Based upon 14,896,977 shares (excluding 2,016,802 treasury shares) outstanding and options, where applicable, to purchase shares of Common Stock, exercisable within 60 days.

(2)  Includes 336,072 shares owned by his spouse.

(3) Includes 542,697 shares owned by Annie David as a truste for the benefit of her daughters, Marcia Sussman and Elaine Greenberg and her grandchildren, Michael Sussman and David Greenberg.

(4) Includes options granted to Melvyn Knigin for 260,937 shares pursuant to the 1994 Plan, 25,000 pursuant to the 1988 Plan and 20,000 pursuant to the 200 Plan exercisable within 60 days and 100,000 shares subject to the Affiliates Agreement (see Item 13(a)).

(5) Includes options granted to Saul Pomerantz for 282,914 shares and Shelley Pomerantz for 40,000 shares (his wife who also is employed by the Company) pursuant to the 1994 Plan, 15,000 pursuant to the 1988 Plan and 13,000 pursuant to the 2000 Plan exercisable within 60 days, 66,666 shares subject to the Affiliates Agreement (see Item 13(a)); and 244 shares owned by his spouse and 8,000 shares held jointly with his spouse.

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

(10) Includes 26,666 shares subject to the Affiliates Agreement (see Item
     13(a)).

(11) Includes 233,333 shares subject to the Affiliates Agreement (see Item
     13(a)).

(12) Represents options granted to Thomas Rende for 57,000 shares, pursuant to the 1994 Plan, and 7,000 pursuant to the 2000 Plan exercisable within 60 days, 46,000 shares held jointly with his spouse, 3,300 shares owned by his spouse and 116,000 shares subject to the Affiliates Agreement (see Item 13(a)).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) In December 1997, certain of the officers and directors of the Company (other than Mr. David), the Company's counsel and/or members of their families (collectively, the "Affiliates"), purchased from unrelated third parties 8% Convertible Senior Notes of the Company in the aggregate face amount of $278,500 (the "Notes"). The Affiliates entered into a written Agreement with the Company dated December 7, 1997 (the "Affiliates Agreement") pursuant to which they agreed to (i) certain restrictions on the circumstances under which the Notes and the shares of Common Stock underlying the Notes could be sold or transferred, and (ii) granted the Company the right to purchase the shares of Common Stock underlying the Notes at a price equal to ninety (90%) of the market price at the time any of the Affiliates is permitted under the Affiliates Agreement to sell the shares of Common Stock in the open market and wishes to do so. As required by the Affiliates Agreement, all of the Affiliates converted the Notes into shares of Common Stock on March 31, 1999. On and after January 2, 2001, these restrictions will expire.

(b) Effective as of July 1, 1999, Mr. David retired as a full-time executive employee of the Company.


                                     III-8

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

                                      III-9

                                     PART IV



Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                          Page

(a)    1.     Financial Statements and Supplementary Data

              Included in Part II, Item 8 of this report:

                Independent Auditors' Report                             F-1

                Consolidated Balance Sheets at June 30, 2000 and 1999    F-2

                Consolidated Statements of Income for the fiscal
                  years ended June 30, 2000, 1999 and 1998               F-3

                Consolidated Statements of Stockholders' Equity
                  for the fiscal years ended June 30, 2000, 1999
                  and 1998                                               F-4

                Consolidated Statements of Cash Flows for the
                  fiscal years ended June 30, 2000, 1999 and 1998     F-5 - F-6

                Notes to Consolidated Financial Statements           F-7 - F-19

          2.     Schedule

                  For the fiscal years ended June 30, 2000, 1999 and 1998:

                             II - Valuation and Qualifying Accounts     S-1


Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

 (a)  3.  EXHIBITS

Exhibit
Number               Exhibit                                     Method of Filing
------               -----------------------------              -----------------------
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

Exhibit
Number               Exhibit                                     Method of Filing
------               -----------------------------              -----------------------

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

10.3.1               1994 Incentive Stock Option                 Incorporated by reference
                     Plan.                                       to Form 10-K for fiscal
                                                                 year ended June 30, 1994
                                                                 and filed on October 12,
                                                                 1994.

10.4                 Form of Non-Qualified Stock                 Incorporated by reference
                     Option granted to several                   to Exhibits to
                     persons who are manufacturer's              Registration Statement
                     representatives for the                     Form S-2 (No. 33-7837)
                     Company.                                    filed October 10, 1986.


10.5                 Financing Agreement dated as                Incorporated by reference
                     of April 24, 1996 between                   to Form 10-Q for the
                     Rosenthal & Rosenthal, Inc.                 quarter ended March 31,
                     and the Company.                            1996 and filed on May 15, 1996.

10.5.1               Side Letter re Covenants                    Incorporated by reference
                     dated as of April 24, 1996                  to Form 10-Q for the
                     with Rosenthal & Rosenthal,                 quarter ended March 31,
                     Inc.                                        1996 and filed on
                                                                 May 15, 1996.

Exhibit
Number               Exhibit                                     Method of Filing
------               -----------------------------              -----------------------
10.5.2               Security Agreement dated as                 Incorporated by reference
                     of April 24, 1996 between                   to Form 10-Q for the
                     Rosenthal & Rosenthal, Inc.                 quarter ended March 31,
                     and the Company.                            1996 and filed on
                                                                 May 15, 1996.

10.5.3               Security Agreement -                        Incorporated by reference
                     Inventory dated as of April                 to Form 10-Q for the
                     24, 1996 between Rosenthal &                quarter ended March 31,
                     Rosenthal, Inc. and the                     1996 and filed on
                     Company.                                    May 15, 1996.

10.5.4               Security Agreement and                      Incorporated by reference
                     Mortgage - Trademarks dated                 to Form 10-Q for the
                     as of April 24, 1996 between                quarter ended March 31,
                     Rosenthal & Rosenthal, inc.                 1996 and filed on
                     and the Company.                            May 15, 1996.

10.5.5               Negative Pledge - Real                      Incorporated by reference
                     property dated as of April                  to Form 10-Q for the
                     24, 1996 between Rosenthal &                quarter ended March 31,
                     Rosenthal, Inc. and the                     1996 and filed on
                     Company.                                    May 15, 1996.

10.5.6               Assignment of Leases, Rents                 Incorporated by reference
                     and Security Deposits dated                 to Form 10-Q for the
                     as of April 24, 1996 between                quarter ended March 31,
                     Rosenthal & Rosenthal, Inc.                 1996 and filed on
                     and the Company.                            May 15, 1996.

10.5.7               Letter Agreement dated as of                Incorporated by reference to
                     June 28, 1999 between Rosenthal &           Form 10K for the fiscal year ended
                     Rosenthal, Inc. and the Company             June 30, 1999 and filed on September 28,
                     modifying and extending the
                     the Financing Agreement dated
                     April 24, 1996.

10.5.8               Letter Agreement dated as of September      Filed Herewith.
                     13, 2000 between Rosenthal & Rosenthal
                     and the Company amending Financing
                     Agreement dated April 24, 1996.

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
                     Licensee.                                   filed on January 19, 1993.

Exhibit
Number               Exhibit                                     Method of Filing
------               -----------------------------              -----------------------
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

10.10                Prototype of Contract of Purchase           Incorporated by reference
                     periodically entered into between           to Form 10-K for fiscal
                     the Company and Sears, Roebuck              year ended June 30, 1993
                     and Company.                                and filed on September 18, 1993.

10.11                Agreement dated as of July 1, 1999          Incorporated by reference to
                     between Mark M. David and the Company       Form 10-K for fiscal year ended
                     providing for retirement benefits to Mr.    June 30, 1999 and filed on September 28,
                     David.                                      1999.

10.12                Agreement dated as of July 1, 1999          Incorporated by reference to
                     between Mark M. David and the Company       Form 10-K for fiscal year ended
                     for Mr. David's consulting services.        June 30, 1999 and filed on September 28,
                                                                 1999.

10.13                Employment Agreement dated as of            Incorporated by reference to
                     February 22, 2000 between Saul Pomerantz    Form 10-Q for the quarter ended March 31,
                                                                 2000
                     and the Company.                            and filed on May 15, 2000.

10.14                Employment Agreement dated as of            Incorporated by reference to
                     February 22, 2000 between Melvyn Knigin     Form 10-Q for the quarter ended March 31,
                                                                 2000
                     and the Company.                            and filed on May 15, 2000.

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

    September  27, 2000

    MOVIE STAR, INC.
                                            /s/ Mark M. David
                                     By: _________________________________
                                        MARK M. DAVID, Chairman of the Board


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated.


/s/ Mark M. David
__________________                     Chairman of the Board               September 27, 2000
MARK M. DAVID

/s/ Melvyn Knigin
__________________                     President; Chief Executive          September 27, 2000
MELVYN KNIGIN                          Officer;  Director

/s/ Saul Pomerantz
__________________                     Executive Vice President;           September 27, 2000
SAUL POMERANTZ                         Chief Operating Officer;
                                       Secretary & Director

/s/ Thomas Rende
__________________                     Principal Financial & Accounting    September 27, 2000
THOMAS RENDE                           Officer

/s/ Gary W. Krat
__________________                     Director                            September 27, 2000
GARY W. KRAT

/s/ Joel M. Simon
__________________                     Director                            September 27, 2000
JOEL M. SIMON



                                  EXHIBIT INDEX

EXHIBIT NO.          DESCRIPTION

      10.5.8         Letter Agreement dated as of September
                     13, 2000 between Rosenthal & Rosenthal
                     and the Company amending Financing
                     Agreement dated April 24, 1996.

      21             SUBSIDIARIES OF THE COMPANY

      23             INDEPENDENT AUDITORS' CONSENT

      27             FINANCIAL DATA SCHEDULE