Form 10-Q
period 2000-09-30
MOVIE STAR INC /NY/
filed 2000-11-13
CIK 93631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      Quarterly Report Under Section 13 or 15(d) of the
 X    Securities Exchange Act of 1934
---

      For the quarter ended September 30, 2000


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

                     Yes   X          No  |_|

The number of common shares outstanding on October 31, 2000 was 14,896,977.

                                MOVIE STAR, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     (In Thousands, Except Number of Shares)



                                                        September 30,   June 30,
                                                           2000          2000*
                                                       -------------    -------
                                                        (Unaudited)
                                     Assets

Current Assets
  Cash                                                       $   360     $   712
  Receivables, net                                            13,904       7,960
  Inventory                                                   14,975      14,643
  Deferred income taxes                                        1,706       1,706
  Prepaid expenses and other current assets                      232         437
                                                             -------     -------
         Total current assets                                 31,177      25,458

Property, plant and equipment, net                             3,046       3,247
Other assets                                                     222         619
Deferred income taxes                                          2,303       2,303
                                                             -------     -------

          Total assets                                       $36,748     $31,627
                                                             =======     =======

                      Liabilities and Shareholders' Equity

Current Liabilities
  Notes payable                                              $ 6,708     $ 1,690
  Current maturities of long-term debt and
   capital lease obligations                                   7,722          83
  Accounts payable and accrued expenses                        5,296       6,432
                                                             -------     -------
         Total current liabilities                            19,726       8,205
                                                             -------     -------

Long-term debt                                                 4,460      12,130
                                                             -------     -------

Commitments and Contingencies                                     --          --

Shareholders' equity
  Common stock, $.01 par value - authorized
   30,000,000 shares, issued 16,914,000 shares                   169         169
  Additional paid-in capital                                   4,078       4,078
  Retained earnings                                           11,933      10,663
                                                             -------     -------
                                                              16,180      14,910

 Less: Treasury stock, at cost - 2,017,000 shares              3,618       3,618
                                                             -------     -------

         Total shareholders' equity                           12,562      11,292
                                                             -------     -------

Total liabilities and shareholders' equity                   $36,748     $31,627
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

                                MOVIE STAR, INC.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)


                                                           Three Months Ended
                                                              September 30,
                                                           --------------------
                                                             2000       1999
                                                           --------------------

Net sales                                                 $ 18,594     $ 19,219

Cost of sales                                               12,738       13,909
                                                          --------     --------

  Gross profit                                               5,856        5,310

Selling, general and administrative expenses                 4,127        4,029
                                                          --------     --------

  Income from operations                                     1,729        1,281

Gain on purchases of subordinated debentures                     -         (114)

Interest income                                                 (1)         (18)

Interest expense                                               434          559
                                                          --------     --------

  Income before for income taxes                             1,296          854

Income taxes                                                    26           17
                                                          --------     --------

  Net income                                              $  1,270     $    837
                                                          ========     ========

Basic net income per share                                $    .09     $    .06
                                                          ========     ========

Diluted net income per share                              $    .08     $    .05
                                                          ========     ========

Basic weighted average number of shares
 outstanding                                                14,897       14,880
                                                          ========     ========

Diluted weighted average number of shares
 outstanding                                                15,419       16,354
                                                          ========     ========


See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)
                                                             Three Months Ended
                                                               September 30,
                                                              -----------------
                                                               2000      1999
                                                              -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                   $ 1,270   $   837
 Adjustments to reconcile net income to net cash
  used in operating activities:
   Depreciation and amortization                                  152       156
   Provision for sales allowances and doubtful accounts           463         -
   Gain on purchases of subordinated debentures                     -      (114)
 (Increase) decrease in operating assets:
   Receivables                                                 (6,407)   (6,341)
   Inventory                                                     (332)      845
   Prepaid expenses and other current assets                      205       167
   Other assets                                                   373       (20)
  Decrease in operating liabilities:
   Accounts payable and accrued expenses                       (1,136)      (68)
                                                              -------   -------

     Net cash used in operating activities                     (5,412)   (4,538)
                                                              -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                      (33)      (79)
  Proceeds from sale of property, plant and equipment             105         -
                                                              -------   -------

Net cash provided by (used in) investing activities                72       (79)
                                                              -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment and purchases of long-term debt and
   capital lease obligations                                      (30)   (2,719)
  Net proceeds from revolving line of credit                    5,018     3,409
                                                              -------   -------

     Net cash provided by financing activities                  4,988       690
                                                              -------   -------

NET DECREASE IN CASH                                             (352)   (3,927)
CASH, beginning of period                                         712     4,597
                                                              -------   -------

CASH, end of period                                           $   360   $   670
                                                              =======   =======



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during period for:
     Interest                                                 $   148   $   193
                                                              =======   =======

     Income taxes (net of refunds received)                   $     -   $     -
                                                              =======   =======

See notes to consolidated condensed financial statements.

                                MOVIE STAR, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the interim periods presented and cash flows for the three months ended September 30, 2000 and 1999, respectively.

     The condensed consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's year-end consolidated financial statements. The year-end consolidated condensed balance sheet was derived from the Company's audited financial statements. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in the 2000 Annual Report on Form 10-K.

2. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.


3.   The breakdown of the inventory is as follows (in thousands):

                                                September 30,       June 30,
                                                   2000               2000
                                                ------------        --------

          Raw materials                           $4,685            $ 5,787
          Work-in process                            470                952
          Finished goods                           9,820              7,904
                                                 -------            -------
                                                 $14,975            $14,643
                                                 =======            =======

4. During August and September 1999, the Company purchased $2,834,000 in principal amount of its 12.875% Subordinated Debentures. As a result, the Company recorded a pre-tax gain of $114,000, net of related costs, in the first quarter of fiscal 2000. The Company has reduced its mandatory sinking fund requirement due in October 2000 with these debentures.

5. Net Income Per Share - The Company's calculation of Basic and Diluted Net Income Per Share are as follows (in thousands, except per share amounts):

                                                         Three Months Ended
                                                            September 30,
                                                      ----------------------
                                                      2000              1999
                                                      ----              ----
         Basic Net Income Per Share:
         --------------------------

        Net Income  to Common Shareholders            $  1,270         $   837
                                                      ========         =======
        Basic Weighted Average Shares Outstanding       14,897          14,880
                                                      ========          =======
        Basic Net Income Per  Share                   $    .09         $   .06
                                                      ========          =======

      Diluted Net Income Per Share:
      ----------------------------

        Net Income to Common Shareholders              $ 1,270         $   837
        Plus: Interest Expense on 8% Convertible
           Senior Notes                                      1               2
                                                       -------          -------
        Adjusted Net Income                            $ 1,271         $   839
                                                       =======         =======

        Weighted Average Shares Outstanding             14,897          14,880
        Plus: Shares Issuable Upon Conversion of
                8% Convertible Senior Notes                191             208
              Shares Issuable Upon Conversion of
                Stock Options                              311           1,230
              Shares Issuable Upon Conversion of
                Warrants                                    20              36
                                                       -------         -------
        Diluted Weighted Average Shares Outstanding     15,419          16,354
                                                       =======         =======
        Diluted Net Income Per Share                   $   .08         $   .05
                                                       =======         =======

     Options to purchase 185,000 shares of common stock at prices ranging from $.875 to $1.75 per share were outstanding as of September 30, 2000, but were not included in the computation of diluted net income per share since they would be considered antidilutive.

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

     The Company's net sales, income from operations and total assets for each segment for the three months ended September 30, 2000 and 1999 were as follows (in thousands):

                                                       Three Months Ended
                                                          September 30,
                                                       ---------------------
                                                       2000            1999
                                                       -----           -----

          Net Sales:
                Intimate Apparel                      $17,251        $17,528
                Retail                                  1,343          1,691
                                                      -------        -------
                                                      $18,594        $19,219
                                                      =======        =======
          Income (Loss) From Operations:
                Intimate Apparel                      $ 1,792        $ 1,397
                Retail                                    (63)          (116)
                                                      --------       -------
                                                      $ 1,729        $ 1,281
                                                      =======        =======
          Segment Assets:
                Intimate Apparel                      $34,896        $34,595
                Retail                                  1,852          3,497
                                                      -------        -------
                                                      $36,748        $38,092
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

Results of Operations

Net sales for the three months ended September 30, 2000 decreased $625,000 to $18,594,000 from $19,219,000 in the comparable period in 1999. The decrease in sales resulted from lower sales in the intimate apparel division and the retail division of approximately $277,000 and $348,000, respectively. The decrease in sales for the intimate apparel division was due primarily to a soft retail environment that caused customers to defer to October the delivery of goods originally scheduled for delivery in September. Net sales in the retail division decreased primarily from the closing of eight of its retail stores in the fourth quarter of fiscal 2000.

The gross profit percentage increased to 31.5% for the three months ended September 30, 2000 from 27.6% in the similar period in 1999. The gross margin in the Company's intimate apparel division increased to 31.6% in 2000 from 27.4% in the similar period in 1999. The higher margins in the intimate apparel division resulted primarily from the shift of production from the Company's last fully operational domestic manufacturing facility to offshore locations and the sale of excess inventory at discounted prices in the prior year.

The gross margin for the retail division remained unchanged at 30.5% for the three months ended September 30, 2000 and for the similar period in 1999.

Selling, general and administrative expenses were $4,127,000, or 22.2% of net sales for the three months ended September 30, 2000, as compared to $4,029,000, or 21.0 % of net sales for the similar period in 1999.

Selling, general and administrative expenses attributable to the Company's intimate apparel division were $3,651,000, or 21.2% of net sales for the three months ended September 30, 2000, as compared to $3,395,000, or 19.4% of net sales for the similar period in 1999. This increase of $256,000 resulted primarily from an increase in shipping expense. The increase in shipping expense was primarily due to the allocation of expenses at the Company's Virginia facility that eliminated its production in January 2000 and now operates as a distribution center.

The Company's retail division had selling, general and administrative expenses of $476,000, or 35.4% of net sales for the three months ended September 30, 2000, as compared to $634,000, or 37.5% of net sales for the similar period in 1999. This improvement was primarily due to the closing of the eight stores in the fourth quarter of fiscal 2000.

Income from operations increased to $1,729,000 for the three months ended September 30, 2000, from $1,281,000 for the similar period in 1999. This increase was due to higher margins partially offset by lower sales and higher selling, general and administrative expenses.

The Company's intimate apparel division had income from operations of $1,792,000 for the three months ended September 30, 2000, as compared to income from operations of $1,397,000 for the similar period in 1999. This increase was due to higher margins partially offset by lower sales and higher selling, general and administrative expenses.

The Company's retail division had a loss from operations of $63,000 for the three months ended September 30, 2000, as compared to a loss from operations of $116,000 for the similar period in 1999. The operational results for the retail division are based on direct operating expenses and do not include any indirect corporate overhead.

During August and September 1999, the Company purchased $2,834,000 in principal amount of its 12.875% Subordinated Debentures. As a result, the Company recorded a pre-tax gain of $114,000, net of related costs.

Interest income for the three months ended September 30, 2000 decreased by $17,000 to $1,000 from $18,000 in the comparable period in 1999.

Interest expense for the three months ended September 30, 2000 decreased by $125,000 to $434,000 from $559,000 in the comparable period in 1999, due to overall lower borrowing levels.

The Company provided for an income tax provision of $26,000 for the three months ended September 30, 2000, as compared to a $17,000 income tax provision for the same period in 1999.

The Company had net income of $1,270,000 and $837,000 for the three months ended September 30, 2000 and 1999, respectively. The increase in net income was due to higher margins and lower interest expense, offset partially by a decrease in sales, higher selling, general and administrative expenses, a larger gain on the purchase of the Company's 12.875% Subordinated Debentures in the prior year, lower interest income and a larger income tax provision in the current year.

Liquidity and Capital Resources

For the three months ended September 30, 2000, the Company's working capital decreased by $5,802,000 to $11,451,000, primarily due to the transfer of the principal amount of the Company's 8% Senior Notes from long-term debt to short-term, partially offset by operating profits.

During the three months ended September 30, 2000, cash decreased by $352,000. The Company used cash of $5,412,000 in its operations, $33,000 for the purchase of fixed assets and $30,000 for the repayment and purchases of long-term debt and the payment of lease obligations. The net proceeds from short-term borrowings of $5,018,000 and the sale of certain non-operating assets aggregating $105,000 funded these activities.

Receivables at September 30, 2000 increased by $5,944,000 to $13,904,000 from $7,960,000 at June 30, 2000. The increase is due to normal seasonal shipping fluctuations in the Company's intimate apparel division within the period.

Inventory at September 30, 2000 increased by $332,000 to $14,975,000 from $14,643,000 at June 30, 2000. This increase resulted from an increase in the intimate apparel division of approximately $447,000, partially offset by a decrease in the retail division of approximately $115,000.

During August 2000, the Company sold a non-operating manufacturing facility located in Mississippi, for approximately $105,000. The Company did not recognize a gain or loss on this transaction.

During September 2000, the Company purchased $10,000 in principal amount of its 12.875% Subordinated Debentures. The Company will further reduce its final payment due in October 2001 by an amount equal to the face amount of the principal of these debentures.

During August and September 1999, the Company purchased $2,834,000 in principal amount of its 12.875% Subordinated Debentures. As a result, the Company recorded a pre-tax gain of $114,000, net of related costs. The Company has reduced its mandatory sinking fund requirement due in October 2000 by an amount equal to the face amount of the principal of these debentures.

As of September 30, 2000, included in current liabilities is $7,566,000 of 8% Senior Notes, and $71,500 of 8% Convertible Senior Notes. The 8% Senior Notes and the 8% Convertible Senior Notes mature on September 1, 2001. The $71,500 of 8% Convertible Senior Notes are convertible into the Company's common stock, at any time prior to maturity, at a price of $0.375 per share. The Company also has $4,337,000 of 12.875% Subordinated Debentures which are due on October 1, 2001 and are recorded as long-term debt. As of the commencement of the current fiscal quarter on October 1, 2000, the remaining principal amount of the 12.875% Subordinated Debentures will be reflected in current liabilities

The Company's has a secured revolving line of credit of up to $18,000,000. The revolving line of credit expires July 1, 2001 and is sufficient for the Company's projected needs for operating capital and letters of credit to fund the purchase of imported goods through July 1, 2001. Direct borrowings under this line bear interest at the prime rate of Chase Manhattan Bank. Availability under the line of credit is subject to the Company's compliance with certain agreed upon financial formulas. Under the terms of this financing, the Company has agreed to pledge substantially all of its assets, except the Company's real property.

Management believes the available borrowing under its secured revolving line of credit, along with anticipated internally generated funds, will be sufficient to cover its working capital requirements through July 1, 2001. Management is also currently exploring alternatives for refinancing the remaining principal of the 8% Senior Notes and the 8% Convertible Senior Notes and the 12.875% Subordinated Debentures, maturing on September 1, 2001 and October 1, 2001, respectively.

The Company does not anticipate making any purchases of its stock and anticipates that capital expenditures for fiscal 2001 will be less than $650,000.

Recently Issued Accounting Standard

Recently Issued Accounting Standard - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 will be effective in the Company's first quarter of the fiscal year ending June 30, 2001 and retroactive application is not permitted. The Company has determined that SFAS No. 133 does not have a material impact on its financial position or results of operations.

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

Imports

The Company's transactions with its foreign manufacturers and suppliers are subject to the risks of doing business abroad. The Company's import and offshore operations are subject to constraints imposed by agreements between the United States and a number of foreign countries in which the Company does business. These agreements impose quotas on the amount and type of goods that can be imported into the United States from these countries. Such agreements also allow the United States to impose, at any time, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits. The Company's imported products are also subject to United States customs duties, and in the ordinary course of business, the Company is from time to time subject to claims by the United States Customs Service for duties and other charges. The United States and other countries in which the Company's products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust presently prevailing quotas, duty or tariff levels, which could adversely affect the Company's operations and its ability to continue to import products at current or increased levels. The Company cannot predict the likelihood or frequency of any such events occurring.

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

                                                MOVIE STAR, INC.


                                                By: /s/ MELVYN KNIGIN
                                                   ------------------
                                                   MELVYN KNIGIN
                                                   President; Chief Executive
                                                   Officer

                                                By: /s/ THOMAS RENDE
                                                   -------------------
                                                   THOMAS RENDE
                                                   Chief Financial Officer

November 13, 2000