Form 10-Q
period 2000-12-31
MOVIE STAR INC /NY/
filed 2001-02-14
CIK 93631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     Quarterly Report Under Section 13 or 15(d) of the


X   Securities Exchange Act of 1934


     For the quarter ended December 31, 2000


|_| Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934


      For the transition period from                 to
                                     ---------------   --------------

      Commission File Number       1-5893
                            -----------------------------------------


                               MOVIE STAR, INC.
      ---------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

                New York                        13-5651322
      ----------------------------------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer
      incorporation or organization)       Identification Number)

                 136 Madison Avenue, New York, N.Y.  10016
      ----------------------------------------------------------------
      (Address of principal executive offices)   (Zip Code)

                              (212) 684-3400
      ----------------------------------------------------------------
          (Registrant's telephone number, including area code)


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

      The  number  of  common  shares   outstanding  on  January  31,  2001  was
14,896,977.

                                MOVIE STAR, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                             December   June 30,
                                                             31, 2000    2000*
                                                             --------   -------
                                                           (Unaudited)
                                     Assets
Current Assets
 Cash                                                        $   452     $   712
 Receivables, net                                              9,198       7,960
 Inventory                                                    11,320      14,643
 Prepaid expenses and other current assets                     2,101       2,143
                                                             -------     -------
        Total current assets                                  23,071      25,458

Property, plant and equipment, net                             1,911       3,247
Other assets                                                   2,571       2,922
                                                             -------     -------

        Total assets                                         $27,553     $31,627
                                                             =======     =======

                      Liabilities and Shareholders' Equity

Current Liabilities
 Notes payable                                               $   585     $ 1,690
 Current maturities of long-term debt and
   capital lease obligations                                   8,858          83
 Accounts payable and accrued expenses                         5,327       6,432
                                                             -------     -------
         Total current liabilities                            14,770       8,205
                                                             -------     -------

Long-term debt and capital lease obligations                      97      12,130
                                                             -------     -------

Commitments and Contingencies                                   --          --

Shareholders' equity
 Common stock, $.01 par value - authorized
  30,000,000 shares; issued 16,914,000 shares                    169         169
 Additional paid-in capital                                    4,078       4,078
 Retained earnings                                            12,057      10,663
                                                             -------     -------
                                                              16,304      14,910

 Less: Treasury stock, at cost - 2,017,000 shares              3,618       3,618
                                                             -------     -------

         Total shareholders' equity                           12,686      11,292
                                                             -------     -------

Total liabilities and shareholders' equity                   $27,553     $31,627
                                                             =======     =======

* Derived from audited financial statements.

See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                              Three Months Ended      Six Months Ended
                                                December 31,            December 31,
                                              ------------------     -------------------
                                               2000       1999         2000        1999
                                             -------     -------     -------    --------
Net sales                                   $ 19,880    $ 20,192    $ 37,131    $ 37,720

Cost of sales                                 14,015      14,471      25,820      27,204
                                             -------     -------     -------    --------
  Gross profit                                 5,865       5,721      11,311      10,516

Selling, general and administrative
  expenses                                     4,152       3,681       7,806       7,079
Loss on closing of  distribution
  facility (Note 5)                            1,008        --         1,008        --
                                             -------     -------     -------    --------
  Operating income from continuing
    operations                                   705       2,040       2,497       3,437

Gain on purchases of subordinated
  debentures and senior notes                   --           (50)       --          (164)
Interest income                                   (2)         (2)         (3)        (20)
Interest expense                                 446         538         880       1,097
                                             -------     -------     -------    --------
  Income from continuing operations
   before income taxes and
   extraordinary gain                            261       1,554       1,620       2,524
Income taxes                                       5          31          32          51
                                             -------     -------     -------    --------
  Income from continuing operations
    before extraordinary gain                    256       1,523       1,588       2,473

Discontinued operations (Note 6)
  Income from operations of discontinued
    retail stores, net of income taxes           251         329         189         217
  Loss on disposal of discontinued retail
    stores, including provision for
    operating losses during phase-out
    period, net of income taxes                 (731)       --          (731)       --
                                             -------     -------     -------    --------

Income before extraordinary gain                (224)      1,852       1,046      2,690

Extraordinary gain on purchases of
  subordinated debentures, net of
  income taxes                                   348         150         348         150
                                             -------     -------     -------    --------
  Net income                                $    124    $  2,002    $  1,394    $  2,840
                                            ========    ========    ========    ========
  BASIC NET INCOME (LOSS) PER SHARE
    From continuing operations              $    .02    $    .10    $    .11    $    .17
    From discontinued operations                (.03)        .02        (.04)        .01
    From extraordinary gain                      .02         .01         .02         .01
                                             -------     -------     -------    --------
    Net income per share                    $    .01    $    .13    $    .09    $    .19
                                            ========    ========    ========    ========
  DILUTED NET INCOME (LOSS) PER SHARE
    From continuing operations              $    .02    $    .10    $    .11    $    .16
    From discontinued operations                (.03)        .02        (.04)        .01
    From extraordinary gain                      .02         .01         .02         .01
                                             -------     -------     -------    --------
    Net income per share                    $    .01    $    .13    $    .09    $    .18
                                            ========    ========    ========    ========
Basic weighted average number of
  shares outstanding                          14,897      14,880      14,897      14,880
                                            ========    ========    ========    ========
Diluted weighted average number
  of shares outstanding                       15,313      15,964      15,366      16,159
                                            ========    ========    ========    ========

See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                      Six Months Ended
                                                                         December 31,
                                                                     --------------------
                                                                        2000       1999
                                                                     --------    --------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net income                                                            $ 1,394    $ 2,840
   Adjustments to reconcile net income to net cash provided
    by continuing operating activities:
 Extraordinary gain on purchases of subordinated debentures
   and senior notes                                                      (348)      (150)
  Depreciation and amortization                                           279        284
  Provision for allowance for doubtful accounts                           282         64
  Gain on purchases of subordinated debentures and senior notes          --         (164)
 Non-cash impairment charge                                               915       --
 Loss on sale of property, plant and equipment                           --           37
 Loss (gain) on discontinued operations                                   542       (217)
(Increase) decrease in operating assets:
  Receivables                                                          (1,520)    (3,212)
  Inventory                                                             2,162      4,909
  Prepaid expenses and other current assets                                53        249
  Other assets                                                            284        (90)
 Increase (decrease) in operating liabilities:
  Accounts payable and accrued expenses                                  (416)    (1,026)
                                                                     --------    --------

   Net cash provided by continuing operating activities                 3,627      3,524
                                                                     --------    --------

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                               (70)      (109)
 Proceeds from sale of property, plant and equipment                      105       --
                                                                     --------    --------

     Net cash provided by (used in) continuing investing activities        35       (109)
                                                                     --------    --------

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
 Repayments on and purchases of long-term debt and
  capital lease obligations                                            (2,883)    (5,303)
 Repayment of revolving line of credit, net                            (1,105)      --
                                                                     --------    --------

     Net cash used in continuing financing activities                  (3,988)    (5,303)
                                                                     --------    --------

    Cash provided by discontinued operations                               66         92
                                                                     --------    --------

NET DECREASE IN CASH                                                     (260)    (1,796)
CASH, beginning of period                                                 712      4.597
                                                                     --------    --------

CASH, end of period                                                   $   452    $ 2,801
                                                                     ========    ========

                                                                      (Cont'd)

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)



                                                             Six Months Ended
                                                                December 31,
                                                             -----------------
                                                               2000       1999
                                                             -------     ------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during period for:
     Interest                                                 $ 927      $1,238
                                                              ======     ======

     Income taxes (net of refunds received)                   $  43      $    -
                                                              ======     ======


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
  Acquisition of equipment through assumption of capital
   lease obligation                                           $   -      $   18
                                                              =====      ======



                                                              (Concluded)







See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.
         NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of December 31, 2000 and the results of operations for the interim periods presented and cash flows for the six months ended December 31, 2000 and 1999, respectively.

       The condensed consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's year-end consolidated financial statements. The year-end condensed consolidated balance sheet was derived from the Company's audited financial statements. The results of operations for the three and six months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in the 2000 Annual Report on Form 10-K.

2.     The inventory consists of the following (in thousands):

                                          December 31,          June 30,
                                              2000                2000
                                             ------            -------

          Raw materials                      $3,142            $ 5,787
          Work-in process                     1,030                952
          Finished goods                      7,148              7,904
                                             ------             ------
                                            $11,320            $14,643
                                            =======            =======

3. During the second quarter ended December 31, 2000, the Company purchased $3,050,000 in principal amount of its 8% Senior Notes and $157,000 in principal amount of its 12.875% Subordinated Debentures. As a result of these purchases, the Company recorded an extraordinary gain of $348,000, net of related costs and income taxes of $20,000 and $7,000, respectively. The Company will apply the principal amount of the 8% Senior Notes against the final payment due on September 1, 2001 and the principal amount of the 12.875% Subordinated Debentures against the final payment due on October 1, 2001.

       During September 2000, the Company purchased $10,000 in principal amount of its 12.875% Subordinated Debentures. The Company will further reduce its final payment due in October 2001 by an amount equal to the face amount of the principal of these debentures.

       During the second quarter ended December 31, 1999, the Company purchased $2,786,000 in principal amount of its 12.875% Subordinated Debentures. Using previously acquired debentures and 903,000 of these debentures, the

       Company satisfied its sinking fund requirement due October 1, 2000. As a result of the purchase of these $903,000 of debentures, the Company recorded a pre-tax gain of $50,000, net of related costs. The remaining $1,883,000 of repurchased debentures will be applied to the final payment due on October 1, 2001. As a result of the purchase of these $1,883,000 of debentures, the Company recorded an extraordinary gain of $150,000, net of related costs and income taxes of $7,000 and $3,000, respectively.

       In the first quarter ended September 30, 1999, the Company purchased $2,834,000 in principal amount of its 12.875% Subordinated Debentures and recorded a pre-tax gain of $114,000, net of related costs. The Company used these debentures to reduce its mandatory sinking fund requirement due on October 1, 2000.

4. Net Income Per Share - The Company's calculation of Basic and Diluted Net Income Per Share are as follows (in thousands, except per share amounts):

                                                                          Three Months Ended         Six Months Ended
                                                                              December 31,             December 31,
                                                                           -----------------         ------------------
                                                                             2000        1999          2000        1999
                                                                           -------      -----        ------       ----
          BASIC:
       Income from continuing operations to common shareholders               $256     $1,523       $ 1,588     $ 2,473
       Income (loss) from discontinued operations                             (480)       329          (542)        217
       Extraordinary gain                                                      348        150           348         150
                                                                              ----      -----        ------     -------
       Net income attributable to common shareholders                         $124     $2,002       $ 1,394     $ 2,840
                                                                              ====      =====         =====       =====

       Basic weighted average number of shares outstanding                  14,897     14,880        14,897      14,880

       Basic net income (loss) per share:
         From continuing operations                                          $ .02       $.10         $ .11        $.17
         From discontinued operations                                         (.03)       .02          (.04)        .01
         From extraordinary gain                                               .02        .01           .02         .01
                                                                            ------      -----         ------       ----
       Basic net income per share                                            $ .01       $.13         $ .09        $.19
                                                                             =====       ====         =====        ====

          DILUTED:
       Income from continuing operations to common shareholders               $256     $1,523       $ 1,588     $ 2,473
       Income (loss) from discontinued operations                             (480)       329          (542)        217
       Extraordinary gain                                                      348        150           348         150
       Plus: Interest Expense on 8% Convertible Senior Notes                     1          2             3           4
                                                                             -----      -----        ------       -----
       Adjusted net income attributable to common shareholders               $ 125    $ 2,004       $ 1,397     $ 2,844
                                                                             =====    =======       =======     =======

       Weighted average number of shares outstanding                         14,897     14,880        14,897      14,880
       Plus: Shares Issuable Upon Conversion of
                 8% Convertible Senior Notes                                    191        208           191         208
               Shares Issuable Upon Conversion of Stock Options                 206        846           258       1,038
               Shares Issuable Upon Conversion of Warrants                       19         30            20          33
                                                                             ------     ------        ------       -----
       Total average number of equivalent shares outstanding                 15,313     15,964        15,366      16,159
                                                                             ======     ======        ======      ======
       Diluted net income per share:
         From continuing operations                                          $ .02       $.10         $ .11        $.16
         From discontinued operations                                         (.03)       .02          (.04)        .01
         From extraordinary gain                                               .02        .01           .02         .01
                                                                             ------     ------        ------       -----
       Diluted net income per share                                          $ .01       $.13         $ .09        $.18
                                                                             =====       ====         =====        ====

       In the three and six-month periods ended December 31, 2000, no potential common shares have been included in the calculation of diluted net income per share from discontinued operations because of the loss reported. At December 31, 2000, an aggregate of 525,000 potential common shares related to stock options, convertible notes and warrants have been excluded from the computation of diluted net income per share.

5.     LOSS ON CLOSING OF DISTRIBUTION FACILITY

       During the second quarter of fiscal 2001, the Company recorded facility closing costs of $93,000 relating to a plan to close the distribution facility in Lebanon, Virginia. The action was taken by the Company to enhance the Company's competitiveness, to reduce expenses and to improve efficiencies. The charges and related remaining accruals consist of the following (in thousands):


                                                    December 31,   Accrual
                                                      2000        Remaining
                                                    ------------  ----------

          Impairment charge                            $ 915         $ -
          Severance and other employee benefits           12          12
          Exit costs                                      81          81
                                                      ------        ----
                                                      $1,008        $ 93
                                                      ======        ====

       The Company periodically reviews the recorded value of its long-lived assets to determine if the carrying amount of those assets may not be recoverable based upon the future operating cash flows expected to be generated by those assets. In accordance with Statement of Financial Accounting Standards No. 121, during the second quarter of fiscal 2001, based upon management's decision to close the distribution facility, the Company recorded a non-cash impairment charge of $915,000 related to the write-down of a portion of the recorded property, plant and equipment values. Since the sum of the undiscounted expected future cash flows was less than the carrying amount of the asset, the asset was considered impaired. An impairment loss was measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, which was based upon quoted market price, less the cost to sell the property. The $630,000 value of the asset is included in property, plant and equipment as assets held for sale, based upon the expected sale price of the building. The Company has discontinued depreciating this asset.

       In conjunction with the closing of the facility, the Company will eliminate sixty-three positions and will provide severance to certain employees. The Company anticipates severance of $76,000 in the third quarter.

       The Company expects to incur exit costs of $81,000 associated with the shutdown of the distribution facility. Such costs include employee salaries and benefits and other costs to be incurred after operations cease.

6.     DISCONTINUED OPERATIONS

       In December 2000, management authorized the shutdown of the retail segment and anticipates all operations to cease in March 2001. Accordingly, operating results of this segment, for the three and six months ended December 31, 2000 and 1999, have been reclassified as income from discontinued operations.

       The estimated loss on disposal provides for the write-down of assets to the estimated sale value and/or market value, the loss on fulfilling lease obligations, the costs of disposal and future operating losses of $102,000, $94,000, $200,000 and $350,000, respectively. The estimated loss on disposal could materially differ from final amounts realized on the loss on disposal of discontinued operations. Accordingly, the Company has recorded an estimated loss on disposal of $731,000, net of a benefit from income taxes of $15,000, for the three months ended December 31, 2000.

       The Company also reclassified the income from operations of discontinued operations of $189,000 and $217,000, net of income taxes of $4,000 for the six months ended December 31, 2000 and 1999, respectively, to income from operations of discontinued retail stores.

       Operating results of discontinued operations are as follows (in thousands, unaudited):


                                  Three Months Ended         Six Months Ended
                                      December 31,             December 31,
                                  ------------------        ------------------
                                   2000         1999        2000         1999
                                  ------       ------      ------      -------

       Net sales                  $2,290       $3,163      $3,633      $4,853
       Costs and expenses          2,034        2,828       3,440       4,632
       Income taxes                    5            6           4           4
                                  ------       ------      ------      -------
       Net income from
         discontinued operations   $ 251        $ 329       $ 189       $ 217
                                   =====        =====       =====       =====

       The net assets and liabilities of discontinued operations included in the accompanying consolidated balance sheets are as follows (in thousands, unaudited):

                                                      December 31,      June 30,
                                                         2000            2000*
                                                      ------------      ------

       Cash                                             $ 166           $ 186
       Inventory                                          373           1,743
       Prepaid expenses and other current assets           20              30
       Property, plant and equipment, net                 113             812
       Other assets                                         2               2
                                                       ------           -----
       Total assets of discontinued operations          $ 674          $2,773
                                                        =====          ======

       Accounts payable                                  $ 78           $ 146
       Accrued liabilities                                416             189
                                                          ---             ---
       Total liabilities of discontinued operations      $494           $ 335
                                                         ====           =====

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

       The following discussion contains certain forward-looking statements with respect to anticipated results, which are subject to a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are: business conditions and growth in the Company's industry; general economic conditions; the addition or loss of significant customers; the loss of key personnel; product development; competition; risks of doing business abroad; foreign government regulations; fluctuations in foreign currency exchange rates; rising costs of raw materials and the unavailability of sources of supply; the timing of orders placed by the Company's customers; and the risk factors listed from time to time in the Company's SEC reports .

Results of Continuing Operations

Net sales for the three months ended December 31, 2000 decreased by 1.5% to $19,880,000 from $20,192,000 in the comparable period in 1999.

Net sales for the six months ended December 31, 2000 decreased by 1.6% to $37,131,000 from $37,720,000 in the comparable period in 1999.

The gross profit percentage increased to 29.5% for the three months ended December 31, 2000 from 28.3% in the similar period in 1999. The gross profit percentage increased to 30.5% for the six months ended December 31, 2000 from 27.9% in the similar period in 1999. The higher margins for the three and six months resulted primarily from the shift of production to offshore locations from the Company's last fully operational domestic manufacturing facility.

At the end of January 2000, the Company completed the elimination of the sewing operation at its manufacturing facility in Virginia. This action was taken to correct the operational inefficiencies the Company experienced in the six months ended December 31, 1999 and to lower overall manufacturing costs.

During the second quarter of fiscal 2001, the Company implemented a plan to close the distribution operation at its Virginia facility and to consolidate these operations with the warehouse and distribution facility located in Mississippi. This decision was made to increase the overall efficiencies of the Mississippi facility and reduce overall shipping costs. The Company recorded a charge in the second quarter of fiscal 2001 of $1,008,000 in connection with this closure. The charge consisted of a non-cash charge for the impairment of assets of $915,000 and other charges totaling $93,000. The Company expects to incur additional costs in the third quarter of approximately $76,000 related to severance for certain employees not notified of the closure until the third quarter.

Selling, general and administrative expenses increased to $4,152,000, or 20.9% of sales, for the three months ended December 31, 2000 as compared to $3,681,000, or 18.2% of sales, for the similar period in 1999. This increase of $471,000 resulted primarily from an increase in shipping expense of $249,000, an increase in bad debt expense of $217,000 and an increase in salary expense of $109,000, offset partially by a net decrease in other selling, general and administrative expenses. The increase in shipping expense was primarily due to the re-allocation of fixed expenses at the Company's Virginia facility that formerly had been allocated to production at that facility. The increase in bad debt expense was primarily related to the bankruptcy of Montgomery Ward. The salary increase was an increase in general overall salaries.

Selling, general and administrative expenses increased to $7,806,000 or 21.0% of sales, for the six months ended December 31, 2000 as compared to $7,079,000, or 18.8% of sales, for the similar period in 1999. This increase of $727,000 resulted primarily from an increase in shipping expense of $430,000, an increase in bad debt expense of $217,000 and an increase in salary expense of $179,000, offset partially by a net decrease in other selling, general and administrative expenses. This increase resulted from the same factors discussed above, which gave rise to the increase in the quarter ended December 31, 2000.

Income from operations decreased to $705,000 and $2,497,000 for the three and six months ended December 31, 2000, from $2,040,000 and $3,437,000 for the similar periods in 1999. The decrease for the three and six months was due to lower sales, an increase in selling, general and administrative expenses and a loss on the disposal of the Virginia distribution facility partially offset by an increase in gross margins.

During the second quarter ended December 31, 1999, the Company purchased $2,786,000 in principal amount of its 12.875% Subordinated Debentures. In conjunction with previously acquired debentures and with $903,000 of these debentures the Company satisfied its sinking fund requirement due October 1, 2000. As a result of the purchase of $903,000 of these debentures, the Company recorded a pre-tax gain of $50,000, net of related costs. The remaining $1,883,000 will be applied to the final payment due on October 1, 2001. As a result of the purchase of $1,883,000 of these debentures, the Company recorded an extraordinary gain of $150,000, net of related costs and income taxes.

During the first quarter ended September 30, 1999, the Company purchased $2,834,000 in principal amount of its 12.875% Subordinated Debentures. As a result, the Company recorded a pre-tax gain of $114,000, net of related costs. The Company reduced its mandatory sinking fund requirement due on October 1, 2000 with these debentures.

Interest income for the three and six months ended December 31, 2000 was $2,000 and $3,000, respectively, as compared to $2,000 and $20,000 for the similar periods in 1999.

Interest expense for the three and six months ended December 31, 2000 was $446,000 and $880,000, respectively, as compared to $538,000 and $1,097,000 for the similar periods in 1999. These reductions were due to overall lower borrowing levels.

The Company provided for an alternative minimum tax of $5,000 and $32,000 for the three and six months ended December 31, 2000, respectively, as compared to $31,000 and $51,000 for the similar periods in 1999.

The Company had income from continuing operations before extraordinary gains of $256,000 and $1,588,000 for the three and six months ended December 31, 2000, respectively, as compared to $1,523,000 and $2,473,000 for the similar periods in 1999. The reduction for the three and six months was due to lower sales, an increase in selling, general and administrative expenses, a loss on the disposal of the Virginia distribution facility and a gain, in the prior year, on the purchases of the Company's 12.875% Subordinated Debentures offset partially by an increase in gross margins, lower net interest costs and a lower provision for income taxes.

Results of Discontinued Operations

Due to the continued decline in performance of the Company's retail division, in December 2000 the Company made a decision to dispose of the majority of the assets of this segment. Accordingly, the operating results of this segment, for the three and six months ended December 31, 2000 and 1999, have been reclassified as income from discontinued operations.

In the second quarter ended December 31, 2000, the Company recorded a loss on the disposal of the retail stores of $731,000, net of a benefit from income taxes of $15,000. The estimated loss on disposal provides for the write-down of assets to the estimated sale value and/or market value, the loss on fulfilling lease obligations, the costs of disposal and future operating losses. The estimated loss could materially differ from the actual amounts realized on the loss or disposal of the discontinued operations.

The retail segment had income from discontinued operations of $251,000 and $189,000 for the three and six months ended December 31, 2000, respectively as compared to $329,000 and $217,000 for the similar periods in 1999.

Extraordinary Gain

During the second quarter ended December 31, 2000, the Company purchased $3,050,000 in principal amount of its 8% Senior Notes and $157,000 in principal amount of its 12.875% Subordinated Debentures. The Company will apply the principal amount of the 8% Senior Notes against the final payment due on September 1, 2001 and the principal amount of the 12.875% Subordinated Debentures against the final payment due on October 1, 2001. As a result of these purchases the Company recorded an extraordinary gain of $348,000, net of related costs and income taxes.

During the second quarter ended December 31, 1999. the Company recorded an extraordinary gain of $150,000, net of related costs and income taxes, on the purchase of its 12.875% Subordinated Debentures (see discussion above).

Net Income

The Company had net income of $124,000 and $1,394,000 for the three and six months ended December 31, 2000, respectively, as compared to $2,002,000 and $2,840,000 for the similar periods in 1999. The reduction for the three months was due to lower sales, an increase in selling, general and administrative expenses, a loss on the disposal of it Virginia distribution center, and a loss on the disposal of its retail stores offset partially by an increase in gross margins, a larger gain on the purchase of the Company's 12.875% Subordinated Debentures and 8% Senior Notes in the current year, lower net interest costs and a lower provision for income taxes.

Liquidity and Capital Resources

For the six months ended December 31, 2000, the Company's working capital decreased by $8,952,000 to $8,301,000, primarily due to the transfer of the principal amount of the Company's 8% Senior Notes and 12.875% Subordinated Debentures from long-term debt to short-term debt, partially offset by operating profits.

During the six months ended December 31, 2000, cash decreased by $260,000. The Company used cash of $70,000 for the purchase of fixed assets, $2,883,000 for the repayment and purchases of long-term debt and the payment of lease obligations and $1,105,000 for the net repayments of short-term borrowings. Cash generated from continuing operations of $3,627,000, discontinued operations of $66,000, and proceeds from the sale of certain non-operating assets aggregating $105,000 funded these activities.

Receivables at December 31, 2000 increased by $1,238,000 to $9,198,000 from $7,960,000 at June 30, 2000. This increase is due to normal seasonal shipping fluctuations within the period in the Company's intimate apparel division.

Inventory at December 31, 2000 decreased by $3,323,000 to $11,320,000 from $14,643,000 at June 30, 2000. This decrease, was reflected in both the intimate apparel and the discontinued retail segment inventories. The decrease in the intimate apparel division was the result of normal fluctuations in sales. The inventory for the retail segment decreased due to the discontinuance of this segment.

During the second quarter ended December 31, 2000, the Company purchased $3,050,000 in principal amount of its 8% Senior Notes and $157,000 in principal amount of its 12.875% Subordinated Debentures. The Company will apply the principal amount of the 8% Senior Notes against the final payment due on September 1, 2001 and the principal amount of the 12.875% Subordinated Debentures against the final payment due on October 1, 2001.

During September 2000, the Company purchased $10,000 in principal amount of its 12.875% Subordinated Debentures. The Company will further reduce its final payment due in October 2001 by an amount equal to the face amount of the principal of these debentures.

During the second quarter ended December 31, 1999, the Company purchased $2,786,000 in principal amount of its 12.875% Subordinated Debentures. In conjunction with previously acquired debentures and with $903,000 of these debentures the Company satisfied its sinking fund requirement due October 1, 2000. The remaining $1,883,000 will be applied to the final payment due on October 1, 2001.

During the first quarter ended September 30, 1999, the Company purchased $2,834,000 in principal amount of its 12.875% Subordinated Debentures. The Company reduced its mandatory sinking fund requirement due on October 1, 2000 with these debentures.

During August 2000, the Company sold a non-operating manufacturing facility located in Mississippi, for approximately $105,000. The Company did not recognize a gain or loss on this transaction.

As of December 31, 2000, included in current liabilities is $4,516,000 of 8% Senior Notes, $71,500 of 8% Convertible Senior Notes and $4,180,000 of 12.875% Subordinated Debentures. The 8% Senior Notes and the 8% Convertible Senior Notes mature on September 1, 2001 and the 12.875% Subordinated Debentures mature on October 1, 2001. The $71,500 of 8% Convertible Senior Notes are convertible into the Company's common stock, at any time prior to maturity, at a price of $0.375 per share.

The Company has a secured revolving line of credit of up to $18,000,000. The revolving line of credit expires July 1, 2001 and is sufficient for the Company's projected needs for operating capital and letters of credit to fund the purchase of imported goods through July 1, 2001. Direct borrowings under this line bear interest at the prime rate of Chase Manhattan Bank. Availability under the line of credit is subject to the Company's compliance with certain agreed upon financial formulas. Under the terms of this financing, the Company has agreed to pledge substantially all of its assets, except the Company's real property. Management has commenced discussions with its current lender regarding the terms and conditions for the renewal of the secured revolving line of credit. The Company is also evaluating the general market conditions for its borrowing needs by exploring the possibility of placing its secured revolving line of credit with other potential lending institutions.

Management believes the available borrowing under its secured revolving line of credit, along with anticipated internally generated funds, will be sufficient to cover its working capital requirements through July 1, 2001.

Management is also currently exploring alternatives for refinancing the remaining principal of the 8% Senior Notes and the 12.875% Subordinated Debentures, maturing on September 1, 2001 and October 1, 2001, respectively.

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

PART II  Other Information

Item 1 - Legal proceedings - Not Applicable

Item 2 - Changes in Securities - Not Applicable

Item 3 - Defaults Upon Senior Securities - Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders - On November 28, 2000, the Company held its Annual Meeting of Shareholders in New York City. The following individuals were elected as directors of the Company:


                                     Votes Against or      Abstentions &
     Name            Votes For           Withheld        Brokers Non-votes
---------------     -----------      ----------------    -----------------

Mark M. David        13,270,462          168,318                -

Melvyn Knigin        13,268,136          170,644                -

Saul Pomerantz       13,268,136          170,644                -

Gary W. Krat         13,276,914          161,866                -

Joel M. Simon        13,276,914          161,866                -


In addition to the election of directors, the shareholders considered the approval of the Company's 2000 Performance Equity Plan (the "2000 Plan"). The 2000 Plan was adopted by the Company's Board of Directors to more effectively attract and retain qualified employees to continue the Company's growth and accomplish its business objectives. The 2000 Plan enables the Company to compensate its employees with stock options and other forms of deferred and non-equity based compensation which is designed to more closely align the interests of those employees receiving benefits under the 2000 Plan with the interests of the Company's shareholders. The results of the vote to approve the 2000 Plan were as follows:

                                 Votes Against or      Abstentions & Broker
           Votes For                 Withheld               Non-votes
          -----------            ----------------      ---------------------

           12,381,941               1,009,883                 46,956

The shareholders also considered the ratification of the selection of Deloitte & Touch LLP as the Company's auditors for the fiscal year ending June 30, 2001. The results of the vote to ratify the selection of Deloitte & Touche LLP as the Company's auditors were as follows:


                                Votes Against or      Abstentions & Brokers
           Votes For               Withheld                 Non-votes
          -----------           ----------------      ---------------------

          13,372,257                 58,517                  8,006

Item 5 - Other Information - None

Item 6 - (a) Exhibits - None

         (b) Form 8-K Report - None


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                             MOVIE STAR, INC.


                                             By: /s/ MELVYN KNIGIN
                                                -----------------------------
                                                   MELVYN KNIGIN
                                                   Chief Executive Officer;
                                                   President

                                             By: /s/ THOMAS RENDE
                                                -----------------------------
                                                   THOMAS RENDE
                                                   Chief Financial Officer


February 14, 2001