Form 10-Q
period 2001-03-31
MOVIE STAR INC /NY/
filed 2001-05-14
CIK 93631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


       Quarterly Report Under Section 13 or 15(d) of the

       X  Securities Exchange Act of 1934
      ---

      For the quarter ended March 31, 2001


          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      ---

      For the transition period from                 to
                                     ---------------   --------------

      Commission File Number       1-5893
                             -----------------------------------------


                               MOVIE STAR, INC.
      ---------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

                New York                        13-5651322
      ----------------------------------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer
      incorporation or organization)       Identification Number)

                   1115 Broadway, New York, N.Y.  10010
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

      The number of common shares outstanding on April 30, 2001 was 14,896,977.

                                MOVIE STAR, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)



                                                         March 31,     June 30,
                                                             2001         2000*
                                                      ------------     --------
                                                       (Unaudited)
                                     Assets
Current Assets
 Cash                                                        $   396     $   712
 Receivables, net                                             10,535       7,960
 Inventory                                                    11,785      14,643
 Prepaid expenses and other current assets                     1,997       2,143
                                                             -------     -------
        Total current assets                                  24,713      25,458

Property, plant and equipment, net                             2,215       3,247
Other assets                                                   2,571       2,922
                                                             -------     -------

        Total assets                                         $29,499     $31,627
                                                             =======     =======

                      Liabilities and Shareholders' Equity

Current Liabilities
 Notes payable                                               $ 3,372     $ 1,690
 Current maturities of long-term debt
  and capital lease obligations                                8,848          83
 Accounts payable and accrued expenses                         4,454       6,432
                                                             -------     -------
         Total current liabilities                            16,674       8,205
                                                             -------     -------

Long-term debt and capital lease obligations                      85      12,130
                                                             -------     -------

Commitments and Contingencies                                    -           -

Shareholders' equity
 Common stock, $.01 par value - authorized
  30,000,000 shares; issued 16,914,000 shares                    169         169
 Additional paid-in capital                                    4,078       4,078
 Retained earnings                                            12,111      10,663
                                                             -------     -------
                                                              16,358      14,910

 Less: Treasury stock, at cost - 2,017,000 shares              3,618       3,618
                                                             -------     -------

         Total shareholders' equity                           12,740      11,292
                                                             -------     -------

Total liabilities and shareholders' equity                   $29,499     $31,627
                                                             =======     =======


* Derived from audited financial statements.

See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                      Three Months Ended      Nine Months Ended
                                                          March 31,                March 31,
                                                      ------------------      -------------------
                                                       2001         2000         2001        2000
                                                      -------    -------      --------     ------
Net sales                                            $ 13,908    $ 12,898    $ 51,039    $ 50,618
Cost of sales                                           9,715       8,916      35,535      36,120
                                                     --------    --------    --------    --------
  Gross profit                                          4,193       3,982      15,504      14,498

Selling, general and administrative expenses            3,702       3,382      11,508      10,461
Loss on closing of  distribution facility (Note 5)        136          -        1,144          -
                                                     --------    --------    --------    --------

  Operating income from continuing operations             355         600       2,852       4,037

Gain on purchases of subordinated debentures               -           -           -         (164)
Interest income                                            (2)        (33)         (5)        (53)
Interest expense                                          301         384       1,181       1,481
                                                     --------    --------    --------    --------

  Income from continuing operations before
    income taxes and  extraordinary gain                   56         249       1,676       2,773
Income taxes                                                2           9          34          60
                                                     --------    --------    --------    --------


  Income from continuing operations before
    extraordinary gain                                     54         240       1,642       2,713

Discontinued operations (Note 6)
  Income from operations of discontinued
   retail stores, net of income  taxes                     -           -          189         217
  Loss on disposal of discontinued retail
    stores, including provision for operating
    losses during phase-out period, net of
    income taxes                                           -           -         (731)         -
                                                     --------    --------    --------    --------

  Income before extraordinary gain                         54         240       1,100       2,930

Extraordinary gain on purchases of
    subordinated debentures and senior
    notes, net of income taxes                             -           -          348         150
                                                     --------    --------    --------    --------

  Net income                                         $     54    $    240    $  1,448    $  3,080
                                                     ========    ========    ========    ========

  BASIC NET INCOME (LOSS) PER SHARE
    From continuing operations                       $     -     $    .02    $    .11    $    .18
    From discontinued operations                           -           -         (.04)        .02
    From extraordinary gain                                -           -          .03         .01
                                                     --------    --------    --------    --------
    Net income per share                             $     -     $    .02    $    .10    $    .21
                                                     ========    ========    ========    ========

  DILUTED NET INCOME (LOSS) PER SHARE
    From continuing operations                       $     -     $    .02    $    .11    $    .17
    From discontinued operations                           -           -         (.04)        .01
    From extraordinary gain                                -           -          .02         .01
                                                     --------    --------    --------    --------
    Net income per share                             $     -     $    .02    $    .09    $    .19
                                                     ========    ========    ========    ========

Basic weighted average number of
  shares outstanding                                   14,897      14,892      14,897      14,884
                                                     ========    ========    ========    ========
Diluted weighted average number
  of shares outstanding                                15,378      15,804      15,370      16,041
                                                     ========    ========    ========    ========

See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                            Nine Months Ended
                                                                 March 31,
                                                            --------------------
                                                              2001       2000
                                                            --------    --------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Net income                                                 $ 1,448    $ 3,080
   Adjustments to reconcile net income to net cash
    provided by continuing operating activities:
 Extraordinary gain on purchases of subordinated
    debentures and senior notes                               (348)      (150)
  Depreciation and amortization                                380        421
 Provision for allowance for doubtful accounts                 123        (18)
  Gain on purchases of subordinated debentures                   -       (164)
 Non-cash impairment charge                                    915          -
  Loss on sale of property, plant and equipment               --            5
 Loss (gain) on discontinued operations                        542       (217)
(Increase) decrease in operating assets:
  Receivables                                               (2,698)    (2,607)
  Inventory                                                  1,324      4,257
  Prepaid expenses and other current assets                    136        366
  Other assets                                                 271        (95)
 Decrease in operating liabilities:
  Accounts payable and accrued expenses                       (788)    (1,615)
                                                           -------    -------

   Net cash provided by continuing operating
     activities                                              1,305      3,263
                                                           -------    -------

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                   (459)      (105)
 Proceeds from sale of property, plant and equipment           105          -
                                                           -------    -------

     Net cash used in continuing investing activities         (354)      (105)
                                                           -------    -------

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
 Repayments on and purchases of long-term debt and
   capital lease obligations                                (2,905)    (5,316)
 Proceeds from revolving line of credit, net                 1,682          -
                                                           -------    -------

     Net cash used in continuing financing activities       (1,223)    (5,316)
                                                           -------    -------

    Cash (used in) provided by discontinued operations         (44)        52
                                                           -------    -------

NET DECREASE IN CASH                                          (316)    (2,106)
CASH, beginning of period                                      712      4.597
                                                           -------    -------

CASH, end of period                                        $   396    $ 2,491
                                                           =======    =======

                                                                   (Cont'd)

See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                            Nine Months Ended
                                                                 March 31,
                                                            --------------------
                                                               2001       2000
                                                            --------    --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during period for:
     Interest                                                   $ 981   $ 1,241
                                                                =====   =======

     Income taxes (net of refunds received)                     $  58   $    26
                                                                =====   =======


SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
  Acquisition of equipment through assumption of
    capital lease obligation                                    $  -    $    18
                                                                =====   =======


SUPPLEMENTAL DISCLOSURES OF NONCASH
  FINANCING ACTIVITIES:
  Conversion of long-term debt for common stock                 $  -    $    (6)
  Issuance of common stock                                         -          6
                                                                -----   -------
                                                                $  -    $     -
                                                                =====   =======

                                                                     (Concluded)






See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.
         NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and the results of operations for the interim periods presented and cash flows for the nine months ended March 31, 2001 and 2000, respectively.

           The condensed consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's year-end consolidated financial statements. The year-end condensed consolidated balance sheet was derived from the Company's audited financial statements. The results of operations for the three and nine months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in the 2000 Annual Report on Form 10-K.

2.       The inventory consists of the following (in thousands):

                                                    March 31,       June 30,
                                                      2001            2000
                                                    --------        -------
          Raw materials                            $ 2,133          $ 5,787
          Work-in process                              674              952
          Finished goods                             8,978            7,904
                                                    ------          -------
                                                   $11,785          $14,643
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

           During the second quarter ended December 31, 1999, the Company purchased $2,786,000 in principal amount of its 12.875% Subordinated Debentures. Using previously acquired debentures and $903,000 of these debentures, the Company satisfied its sinking fund requirement due October 1, 2000. As a result of the purchase of these $903,000 of debentures, the Company recorded a pre-tax gain of $50,000, net of related costs. The remaining $1,883,000 of repurchased debentures will be applied to the final payment due on October 1, 2001. As a result of the purchase of these $1,883,000 of debentures, the Company recorded an extraordinary gain of $150,000, net of related costs and income taxes of $7,000 and $3,000, respectively.

           In the first quarter ended September 30, 1999, the Company purchased $2,834,000 in principal amount of its 12.875% Subordinated Debentures and recorded a pre-tax gain of $114,000, net of related costs. The Company used these debentures to reduce its mandatory sinking fund requirement due on October 1, 2000.

4. Net Income Per Share - The Company's calculation of Basic and Diluted Net Income Per Share are as follows (in thousands, except per share amounts):

                                                                  Three Months Ended      Nine Months Ended
                                                                      March 31,               March 31,
                                                                 -------------------     -----------------
                                                                  2001         2000        2001        2000
                                                                 -------  ----------      --------   -------
    BASIC:
Income from continuing operations to common shareholders          $     54   $    240   $  1,642    $  2,713
Income (loss) from discontinued operations                               -          -       (542)        217
Extraordinary gain                                                       -          -        348         150
                                                                   --------    --------   -----      -------

Net income attributable to common shareholders                    $     54   $    240   $  1,448       3,080
                                                                   ========  ========   ========     =======

Basic weighted average number of shares outstanding                 14,897     14,892     14,897      14,884

Basic net income (loss) per share:
  From continuing operations                                      $      -   $    .02   $    .11   $     .18
  From discontinued operations                                           -          -       (.04)        .02
  From extraordinary gain                                                -          -        .03         .01
                                                                  --------   --------   --------   ---------
Basic net income per share                                        $      -   $    .02   $    .10   $     .21
                                                                  ========   ========   ========   =========

   DILUTED:
Income from continuing operations to common shareholders          $     54   $    240   $  1,642    $  2,713
Income (loss) from discontinued operations                               -          -       (542)        217
Extraordinary gain                                                       -          -        348         150
Plus: Interest Expense on 8% Convertible Senior Notes                    1          2          4           5
                                                                  --------   --------   --------   ---------
Adjusted net income attributable to common shareholders           $     55   $    242   $  1,452    $  3,085
                                                                  ========   ========   ========   =========

Weighted average number of shares outstanding                       14,897     14,892     14,897      14,884
Plus: Shares Issuable Upon Conversion of
          8% Convertible Senior Notes                                  191        196        191         204
        Shares Issuable Upon Conversion of Stock Options               270        689        262         922
        Shares Issuable Upon Conversion of Warrants                     20         27         20          31
                                                                  --------   --------   --------   ---------
Total average number of equivalent shares outstanding               15,378     15,804     15,370      16,041
                                                                  ========   ========   ========   =========

Diluted net income per share:
  From continuing operations                                      $      -   $    .02   $    .11   $    .17
  From discontinued operations                                           -          -       (.04)       .01
  From extraordinary gain                                                -          -        .02        .01
                                                                  --------   --------   --------   ---------

Diluted net income per share                                      $      -   $    .02   $    .09   $    .19
                                                                  ========   ========   ========   =========

       In the nine-month period ended March 31, 2001, no potential common shares have been included in the calculation of diluted net income per share from discontinued operations because of the loss reported. At March 31, 2001, an aggregate of 525,000 potential common shares related to stock options, convertible notes and warrants have been excluded from the computation of diluted net income per share.

5.       LOSS ON CLOSING OF DISTRIBUTION FACILITY

       During the second and third quarter of fiscal 2001, the Company recorded facility closing costs of $93,000 and $136,000, respectively, relating to a plan to close the distribution facility in Lebanon, Virginia. The action was taken by the Company to enhance the Company's competitiveness, to reduce expenses and to improve efficiencies. The charges and related remaining accruals consist of the following (in thousands):

                                                                   Accrual
                                                                  Remaining
                                                                    as of
                                       December 31,  March 31,    March 31,
                                           2001        2001         2001
                                       -----------------------    ---------
          Impairment charge                 $ 915         $  -      $ -
          Severance and other
           employee benefits                   12           76       68
          Exit costs                           81           60       21
                                           ------        -----     ----
                                           $1,008        $ 136     $ 89
                                           ======        =====     ====

       The Company periodically reviews the recorded value of its long-lived assets to determine if the carrying amount of those assets may not be recoverable based upon the future operating cash flows expected to be generated by those assets. In accordance with Statement of Financial Accounting Standards No. 121, during the second quarter of fiscal 2001, based upon management's decision to close the distribution facility, the Company recorded a non-cash impairment charge of $915,000 related to the write-down of a portion of the recorded property, plant and equipment values. Since the sum of the undiscounted expected future cash flows was less than the carrying amount of the asset, the asset was considered impaired. An impairment loss was measured as the amount by which the carry amount of the asset exceeds the fair value of the asset, which was based upon quoted market price, less the cost to sell the property. The $630,000 value of the asset is included in property, plant and equipment as assets held for sale, based upon the expected sale price of the building. The Company has discontinued depreciating this asset.

       In conjunction with the closing of the facility, the Company will eliminate sixty-three positions and will provide severance to certain employees. The Company recorded severance and related taxes of $12,000 and $76,000 in the second and third quarter of fiscal 2001, respectively.

       The Company recorded exit costs of $81,000 and $60,000 associated with the shutdown of the distribution facility during the second and third quarter of fiscal 2001, respectively. Such costs include employee salaries and benefits and other costs to be incurred after operations cease. The Company will complete the closure in the fourth quarter of fiscal 2001.

6.     DISCONTINUED OPERATIONS

       In December 2000, management authorized the shutdown of the retail segment and ceased all operations in March 2001. Accordingly, operating results of this segment, for the three and nine months ended March 31, 2001 and 2000, have been reclassified as income from discontinued operations.

       The estimated loss on disposal provides for the write-down of assets to the estimated market value of $102,000, the loss on fulfilling lease obligations of $94,000, the costs of disposal of $200,000 and future operating losses of $350,000. Accordingly, the Company has recorded an estimated loss on disposal of $731,000, net of a benefit from income taxes of $15,000, for the nine months ended March 31, 2001. The Company does not expect the final loss on disposal to materially differ from the estimated loss.

       The Company also reclassified the income from operations of discontinued operations of $189,000 and $217,000, net of income taxes of $4,000 for the nine months ended March 31, 2001 and 2000, respectively, to income from operations of discontinued retail stores.

       Operating results of discontinued operations are as follows (in thousands, unaudited):

                                      Three Months Ended   Nine Months Ended
                                          March 31,             March 31,
                                      ------------------   ------------------
                                        2001     2000       2001        2000
                                      ------    --------   --------   -------
       Net sales                       $ 709    $1,589     $4,342      $6,442
       Costs and expenses                709     1,589      4,149       6,221
       Income taxes                        -         -          4           4
                                       -----    ------     ------      ------
       Net income from
         discontinued operations       $   -    $  -      $   189      $  217
                                       =====    ======    =======      ======

       The net assets and liabilities of discontinued operations included in the accompanying consolidated balance sheets are as follows (in thousands, unaudited):

                                                          March 31,   June 30,
                                                            2001        2000
                                                          --------    -------

       Cash                                                  $ 56      $  100
       Inventory                                                -       1,534
       Prepaid expenses and other current assets               11          21
       Property, plant and equipment, net                     116         266
       Other assets                                             -           2
                                                            -----      -------
       Total assets of discontinued operations              $ 183      $1,923
                                                            =====      ======

       Accounts payable                                      $ 30      $  185
       Accrued liabilities                                    179         104
                                                            -----      ------
       Total liabilities of discontinued operations          $209      $  289
                                                            =====       =====

7.         SUBSEQUENT EVENT

           In May 2001, the Company purchased $2,233,000 in principal of its 8% Senior Notes and will record an extraordinary gain of $123,000, net of related costs and income taxes of $3,000. The Company will apply the principal amount of the 8% Senior Notes against the final payment due on September 1, 2001.

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

Results of Continuing Operations

Net sales for the three months ended March 31, 2001 increased by 8% to $13,908,000 from $12,898,000 in the comparable period in 2000.

Net sales for the nine months ended March 31, 2001 increased by 1% to $51,039,000 from $50,618,000 in the comparable period in 2000.

The gross profit percentage decreased to 30.1% for the three months ended March 31, 2001 from 30.9% in the similar period in 2000. The gross profit percentage increased to 30.4% for the nine months ended March 31, 2001 from 28.6% in the similar period in 2000. The reduction for the three months was due to a less favorable product mix in the current year. The higher margins for the nine months resulted primarily from the shift of production to offshore locations from the Company's last fully operational domestic manufacturing facility.

At the end of January 2000, the Company completed the elimination of the sewing operation at its manufacturing facility in Virginia. This action was taken to correct the operational inefficiencies the Company experienced in the six months ended December 31, 1999 and to lower overall manufacturing costs.

During the second quarter of fiscal 2001, the Company implemented a plan to close the distribution operation at its Virginia facility and to consolidate these operations with the warehouse and distribution facility located in Mississippi. This decision was made to increase the overall efficiencies of the Mississippi facility and reduce overall shipping costs. The Company recorded a charge in the second quarter of fiscal 2001 of $1,008,000 in connection with this closure. The charge consisted of a non-cash charge for the impairment of assets of $915,000 and other charges totaling $93,000. The Company incurred additional costs in the third quarter of approximately $136,000 related to severance for certain employees not notified of the closure until the third quarter and to prepare the facility for closure. The Company will complete the closure in the fourth quarter.

Selling, general and administrative expenses increased to $3,702,000, or 26.6% of sales, for the three months ended March 31, 2001 as compared to $3,382,000, or 26.2% of sales, for the similar period in 2000. This increase of $320,000 resulted primarily from an increase in shipping expense of $228,000, and an increase in salary expense of $72,000 and a net increase in other selling, general and administrative expenses. The increase in shipping expense was primarily due to the inefficiencies at the Company's Virginia facility during the shutdown of that facility, the duplication of personnel of Virginia and Mississippi during the transition period and the transfer of inventory from Virginia to the Company's facility in Mississippi. The salary increase reflects a general increase in overall salaries.

Selling, general and administrative expenses increased to $11,508,000 or 22.5% of sales, for the nine months ended March 31, 2001 as compared to $10,461,000, or 20.7% of sales, for the similar period in 2000. This increase of $1,047,000 resulted primarily from an increase in shipping expense of $658,000, an increase in salary expense of $239,000 and an increase in bad debt expense of $173,000, offset partially by a net decrease in other selling, general and administrative expenses. This increase resulted from the same factors discussed above and the increase in bad debt expense was primarily related to the bankruptcy of Montgomery Ward.

Income from operations decreased to $355,000 and $2,852,000 for the three and nine months ended March 31, 2001, from $600,000 and $4,037,000 for the similar periods in 2000. The decrease for the three months was due to a decrease in gross margins, an increase in selling, general and administrative expenses and a loss on the disposal of the Virginia distribution facility partially offset by an increase in sales. The decrease for the nine months was due to an increase in selling, general and administrative expenses and a loss on the disposal of the Virginia distribution facility partially offset by an increase in sales and gross margins.

During the second quarter ended December 31, 1999, the Company purchased $2,786,000 in principal amount of its 12.875% Subordinated Debentures. In conjunction with previously acquired debentures and with $903,000 of these debentures, the Company satisfied its sinking fund requirement due October 1, 2000. As a result of the purchase of $903,000 of these debentures, the Company recorded a pre-tax gain of $50,000, net of related costs. The remaining $1,883,000 will be applied to the final payment due on October 1, 2001. As a result of the purchase of $1,883,000 of these debentures, the Company recorded an extraordinary gain of $150,000, net of related costs and income taxes.

During the first quarter ended September 30, 1999, the Company purchased $2,834,000 in principal amount of its 12.875% Subordinated Debentures. As a result, the Company recorded a pre-tax gain of $114,000, net of related costs. The Company utilized these debentures to reduce its mandatory sinking fund requirement due on October 1, 2000.

Interest income for the three and nine months ended March 31, 2001 was $2,000 and $5,000, respectively, as compared to $33,000 and $53,000 for the similar periods in 2000.

Interest expense for the three and nine months ended March 31, 2001 was $301,000 and $1,181,000, respectively, as compared to $384,000 and $1,481,000 for the similar periods in 2000. These reductions were due to overall lower borrowing levels.

The Company provided for an alternative minimum tax of $2,000 and $34,000 for the three and nine months ended March 31, 2001, respectively, as compared to $9,000 and $60,000 for the similar periods in 2000.

The Company had income from continuing operations before extraordinary gains of $54,000 and $1,642,000 for the three and nine months ended March 31, 2001, respectively, as compared to $240,000 and $2,713,000 for the similar periods in 2000. The reduction for the three months was due to a lower gross margin, an increase in selling, general and administrative expenses, a loss on the disposal of the Virginia distribution facility and a gain, in the prior year, on the purchases of the Company's 12.875% Subordinated Debentures offset partially by an increase in sales, lower net interest costs and a lower provision for income taxes. The reduction for the nine months was due to an increase in selling, general and administrative expenses, a loss on the disposal of the Virginia distribution facility and a gain, in the prior year, on the purchases of the Company's 12.875% Subordinated Debentures offset partially by an increase in sales, an increase in gross margins, lower net interest costs and a lower provision for income taxes.

Results of Discontinued Operations

Due to the continued decline in performance of the Company's retail division, in December 2000, the Company determined to dispose of the majority of the assets of this division. Accordingly, the operating results of this division, for the three and nine months ended March 31, 2001 and 2000, have been reclassified as income from discontinued operations.

In the second quarter ended December 31, 2000, the Company recorded a loss on the disposal of the retail stores of $731,000, net of a benefit from income taxes of $15,000. The estimated loss on disposal provides for the write-down of assets to the estimated market value, the loss on fulfilling lease obligations, the costs of disposal and future operating losses. At the end of March 2001, the Company had closed all of its stores and had disposed of all of its inventory. The Company does not expect the final loss on disposal to materially differ from the estimated loss.

The retail division had income from discontinued operations of $189,000 for the nine months ended March 31, 2001 as compared to $217,000 for the similar period in 2000.

Extraordinary Gain

During the second quarter ended December 31, 2000, the Company purchased $3,050,000 in principal amount of its 8% Senior Notes and $157,000 in principal amount of its 12.875% Subordinated Debentures. The 8% Senior Notes acquired by the Company will be applied in the reduction of the outstanding balance due on September 1, 2001 and the principal amount of the 12.875% Subordinated Debentures against the final payment due on October 1, 2001. As a result of these purchases the Company recorded an extraordinary gain of $348,000, net of related costs and income taxes.

During the second quarter ended December 31, 1999, the Company recorded an extraordinary gain of $150,000, net of related costs and income taxes, on the purchase of its 12.875% Subordinated Debentures (see discussion above).

Net Income

The Company had net income of $54,000 and $1,448,000 for the three and nine months ended March 31, 2001, respectively, as compared to $240,000 and $3,080,000 for the similar periods in 2000. The reduction for the three months was due to a decrease in gross margins, an increase in selling, general and administrative expenses and a loss on the disposal of its Virginia distribution center offset partially by an increase in sales, lower net interest costs and a lower provision for income taxes. The reduction for the nine months was due to an increase in selling, general and administrative expenses, a loss on the disposal of the Virginia distribution facility, a loss on the disposal of its retail stores and a gain, in the prior year, on the purchases of the Company's 12.875% Subordinated Debentures offset partially by an increase in sales, an increase in gross margins, lower net interest costs, a lower provision for income taxes and a larger extraordinary gain in the current year.

Liquidity and Capital Resources

For the nine months ended March 31, 2001, the Company's working capital decreased by $9,214,000 to $8,039,000, primarily due to the transfer of the principal amount of the Company's 8% Senior Notes and 12.875% Subordinated Debentures from long-term debt to short-term debt, partially offset by operating profits.

During the nine months ended March 31, 2001, cash decreased by $316,000. The Company used cash of $459,000 for the purchase of fixed assets, $2,905,000 for the repayment and purchases of long-term debt and capital lease obligations and $44,000 on discontinued operations. These activities were funded from cash generated from continuing operations of $1,305,000, the proceeds from short-term borrowings of $1,682,000 and the proceeds from the sale of certain non-operating assets aggregating $105,000.

Receivables at March 31, 2001 increased by $2,575,000 to $10,535,000 from $7,960,000 at June 30, 2000. This increase is due to normal seasonal shipping fluctuations within the period.

Inventory at March 31, 2001 decreased by $2,858,000 to $11,785,000 from $14,643,000 at June 30, 2000. This decrease was reflected in both the intimate apparel and the discontinued retail division inventories. The decrease in the intimate apparel division was the result of normal fluctuations in sales. The inventory for the retail division decreased due to the discontinuance of this division.

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

In May 2001, the Company purchased $2,233,000 in principal amount of its 8% Senior Notes. As a result of the transaction, the Company will record an extraordinary gain of $123,000, net of related costs and income taxes, in the fourth quarter of fiscal 2001. The Company will apply the principal amount of the 8% Senior Notes against the final payment due on September 1, 2001.

In August 2000, the Company sold a non-operating manufacturing facility located in Mississippi, for approximately $105,000. The Company did not recognize a gain or loss on this transaction.

As of March 31, 2001, included in current liabilities is $4,516,000 of 8% Senior Notes, $71,500 of 8% Convertible Senior Notes and $4,180,000 of 12.875% Subordinated Debentures. The 8% Senior Notes and the 8% Convertible Senior Notes mature on September 1, 2001 and the 12.875% Subordinated Debentures mature on October 1, 2001. The $71,500 of 8% Convertible Senior Notes are convertible into the Company's common stock, at any time prior to maturity, at a price of $0.375 per share.

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


                                   MOVIE STAR, INC.


                                   By: /s/ MELVYN KNIGIN
                                      --------------------------------------
                                         MELVYN KNIGIN
                                         President; Chief Executive Officer


                                   By: /s/ THOMAS RENDE
                                      --------------------------------------
                                         THOMAS RENDE
                                         Chief Financial Officer


May 14, 2001