Form 10-K
period 2001-06-30
MOVIE STAR INC /NY/
filed 2001-09-26
CIK 93631

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
          -------------------------------------------------------------

                                    FORM 10-K

(Mark One)

   [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

   For the fiscal year ended June 30, 2001 or

   [ ] Transition report pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the transition period from ___________ to _________

Commission File Number 1-5893

                                MOVIE STAR, INC.
             (Exact name of Registrant as specified in its Charter)

                       New York                             13-5651322
           (State or other jurisdiction of               (I.R.S. Employer
            incorporation or organization)              Identification No.)

             1115 Broadway, New York, NY                       10010
                 (Address of Principal                      (Zip Code)
                  Executive Offices)

Registrant's telephone number including area code  (212) 684-3400

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

                  Yes      X        No
                        ------            -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                  Yes      X        No
                        ------            -------

The aggregate market value of voting stock held by nonaffiliates of the Registrant totaled $6,808,081 on August 31, 2001, based upon the closing price of $.71 at the close of trading on August 31, 2001.

As of August 31, 2001, there were 15,084,975 common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

SEE Item 14 with respect to exhibits to this Form 10-K which are incorporated herein by reference to documents previously filed or to be filed by the Registrant with the Commission.

                                MOVIE STAR, INC.
                          2001 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

         PART I                                                       Page No.

         Item 1      Business..............................................I-1

         Item 2      Properties............................................I-5

         Item 3      Legal Proceedings.....................................I-6

         Item 4      Submission of Matters to a
                     Vote of Security Holders............................. I-6

         PART II

         Item 5      Market for Company's Common Stock and
                     Related Shareholder Matters..........................II-1

         Item 6      Selected Financial Data..............................II-2

         Item 7      Management's Discussion and Analysis
                     of Financial Condition and
 .                    Results of Operations................................II-4

         Item 8      Financial Statements and
                     Supplementary Data....................................F-1

         Item 9      Changes in and Disagreements with
                     Accountants on Accounting and
                     Financial Disclosure................................II-11

         PART III

         Item 10     Executive Officers and Directors
                     of the Company......................................III-1

         Item 11     Executive Compensation..............................III-2

         Item 12     Security Ownership of Certain
                     Beneficial Owners and Management....................III-6

         Item 13     Certain Relationships and
                     Related Transactions................................III-7

         PART IV

         Item 14     Exhibits, Financial Statement
                     Schedule and Reports on Form 8-K.....................IV-1

                                     PART I

ITEM 1.   BUSINESS

(a) Movie Star, Inc. ("the Company"), a New York corporation organized in 1935, designs, manufactures, markets and sells an extensive line of ladies' sleepwear, robes, leisurewear, loungewear, panties and daywear. During fiscal 2001, the Company discontinued its retail operations. During fiscal 2000, the Company closed eight of its retail stores and as of June 30, 2000 operated 20 stores. During fiscal 1998, the Company exited the men's, women's and children's screen printed tee shirt division.

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

Between 1992 and 1997, as a result of consolidations in the retail industry, the high cost of domestic manufacturing and difficulties the Company had encountered in engaging reliable offshore contractors and obtaining sufficient quantities of acceptable quality finished products from overseas, the Company experienced a loss of sales to certain of its customers. In fiscal 1998, the Company began to regain a portion of the sales it had lost by creating new designs at competitive prices and by improving on-time delivery and the quality of its products. The Company has shifted its production to offshore based contractors and has developed infrastructures in these locations that has given the Company greater control over its operations, quality and on-time delivery. The Company maintains an in-house design staff which affords it the flexibility to work with merchandise buyers on fashion design and price points.

(b)      Intentionally omitted.

(c) (i) The Company's products are sold to discount, specialty, national and regional chain, mass merchandise and department stores and direct mail catalog marketers throughout the United States. The prices to consumers for the Company's products range from approximately $8.00 for certain of its seductivewear products to approximately $85.00 for certain other products, such as peignoir sets. The Company's products are sold by in-house sales personnel and outside manufacturer's representatives. Approximately 39% of the Company's sales are made to mass merchandisers, 23% to national chains, and 23% to department stores; the balance of the Company's sales are unevenly distributed among discount, specialty, regional chain stores and direct mail catalog marketers. The Company's gross profit on its sales for each of the fiscal years ended June 30, 2001, 2000, and 1999 was approximately 29.4%, 28.2% and 28.0%, respectively.

The Company limits the promotion of its products to cooperative advertising in conjunction with its retail customers directed to the ultimate retail consumer of its products.

(i) Not applicable.

(ii) The Company utilizes a large variety of fabrics made from natural and man-made fibers including, among others, polyester, cotton, broadcloth, stretch terry, brushed terry, flannel, brushed flannel, nylon, spun polyester, velour, satins, tricot, jersey, fleece, jacquards, lace, stretch lace, charmeuse, chambray, and various knit fabrics.

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

The Company has historically produced its products either at one of its domestic facilities or by purchasing them from a finished package manufacturer or by contracting for their assembly from a cut, make and trim manufacturer ("CMT"). Due to the Company's strategic decision to take advantage of lower labor costs by purchasing more of its finished goods offshore, the Company has decreased its domestic production and increased its finished package purchases. Domestic production decreased from 25% of total production in fiscal 1999 and 10% in fiscal 2000 to 2% in fiscal 2001. The purchase of finished packages increased from 15% of total production in fiscal 1999 and 40% in fiscal 2000 to 50% in fiscal 2001. CMT production was 60% of total production in fiscal 1999, 50% in fiscal 2000 and 48% in fiscal 2001.

The Company purchased and contracted for the assembly of 35% of its products from Mexico in fiscal 2001 as compared to 48% in fiscal 2000 and fiscal 1999. The amount of finished goods purchased and assembled for the Company in Asia, Africa, the Caribbean and Central America in fiscal 2001 was 62% of total production as compared to 42% in fiscal 2000 and 27% in fiscal 1999. In fiscal 2001, approximately 75% of the Company's raw materials were imported as compared to approximately 61% in fiscal 2000 and 33% in fiscal 1999.

Currently, the Company has four employees in Mexico, two employees in Bangladesh and seven employees in the Philippines supervising the production of finished products purchased by the Company or assembled for the Company by CMT manufacturers in those countries. These employees assist in maintaining quality and on-time delivery. Management personnel travel to Mexico, Asia, Africa, the Caribbean and Central America throughout the year to monitor the performance of the Company's offshore manufacturers and contractors.

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

(iii) The Company has several registered trademarks, of which "Movie
Star", "Movie Star Loungewear", "Cinema Etoile", "Cine Jour", "Private Property", "Heather Nicole" and "Night Magic" are material to the marketing by the Company of its products. There is no litigation with respect to patents, licenses and trademarks.

(iv) The Company manufactures a wide variety of intimate apparel in many different styles and sizes and for use in all seasons and climates in the United States. Because of its product mix, it is subject to certain seasonal variations in sales. More than 50% of the Company's sales are made in the first six months of its fiscal year.

(v) All sales are outright sales. Terms are generally net 10 days E.O.M. or net 30 days from the date the goods are shipped which, depending on date of shipment, can be due from as short a period as twenty-one days or as long as fifty days. It has become industry practice to extend payment terms up to an additional thirty days for certain customers. Although sales are made without the right of return, in certain instances the Company may accept returns or agree to allowances. The Company maintains sufficient inventories of raw materials and finished goods to meet its production requirements and the delivery demands of its customers. As a result, the Company relies on its short-term line of credit to supplement internally generated funds to fulfill its working capital needs.

(vi) Wal-Mart accounted for 27% of sales for fiscal 2001, 21% for fiscal 2000 and 25% for fiscal 1999. Sears, Roebuck and Company accounted for 13% of sales for fiscal 2001, 12% for fiscal 2000 and 16% for fiscal 1999. Target accounted for 11% of sales for fiscal 2001, 14% for fiscal 2000 and 12% for fiscal 1999.

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

(vii) The backlog of orders was approximately $31,700,000 as of June 30, 2001, $33,600,000 as of June 30, 2000 and $32,300,000 as of June 30, 1999. Orders are
booked upon receipt. The Company believes that the current backlog is firm and will be filled by the end of the current fiscal year.

(viii) There is no material portion of the business which may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

(ix) The intimate apparel business is fragmented and highly competitive. The industry is characterized by a large number of small companies manufacturing and selling unbranded merchandise, and by several large companies which have developed widespread consumer recognition of the brand names associated with merchandise manufactured and sold by these companies. In addition, certain of the larger retailers to whom the Company has historically sold its products have sought to expand the development and marketing of their own brands and to obtain intimate apparel products directly from similar sources as the Company.

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

(x) No material research activities relating to the development of new products or services or the improvement of existing products or services were undertaken during the last fiscal year, except for the normal continuing development of new styles and marketing methods.

(xi) There are no costs relating to complying with environmental regulations in the fiscal year just completed or over future periods of which the Company is aware.

(xii) Of the approximately 281 employees of the Company, approximately 26 are executive, design and sales personnel, 86 are administrative personnel, and the balance are in manufacturing and warehousing.

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

Restriction on Dividends

Pursuant to a public offering of $25,000,000 of Debentures in 1986, and the exchange in October 1996 of certain of those Debentures for New Senior Notes, the Company was prohibited from declaring or paying any dividend or making any distribution on any class of its capital stock or to the holders of any class of its capital stock (except dividends or distributions payable in capital stock of the Company), or purchasing, redeeming or otherwise acquiring or retiring for value any capital stock of the Company if (i) at the time of such action an event of default, or an event which with notice or lapse of time or both would constitute an event of default, shall have occurred and be continuing, or (ii) if, upon giving effect to such dividend, distribution, purchase, redemption, other acquisition or retirement, the aggregate amount expended for all such purposes subsequent to September 30, 1986, shall exceed the sum of (a) 75% of the aggregate consolidated net income of the Company accrued on a cumulative basis subsequent to June 30, 1986, (b) the aggregate net proceeds, including the fair market value of property other than cash received by the Company from the issue or sale after September 30, 1986 of capital stock of the Company, including capital stock issued upon the conversion of, or in exchange for, indebtedness for borrowed money and (c) $4,000,000; provided, however, that the provisions of this limitation did not prevent the retirement of any shares of the Company's capital stock by exchange for, or out of proceeds of the substantially concurrent sale of, other shares of its capital stock, and neither such retirement nor the proceeds of any such sale or exchange were to be included in any computation made under this limitation.

On September 4, 2001, the Company repaid all of the outstanding indebtedness on the Debentures and new Senior Notes. Accordingly, the Company is no longer subject to the restrictions described in the preceding paragraph.

Pursuant to the Company's secured revolving line of credit agreement with Rosenthal and Rosenthal, Inc., as amended, the Company is prohibited from making or declaring any dividend payments or setting apart any money for the purchase, redemption, retirement or other acquisition of any shares of the Company's stock.


ITEM 2.  PROPERTIES

         The following table sets forth all of the facilities owned or leased by the Company as of June 30, 2001.

                                   Owned or                Bldg. Area     Expiration  Productive   Extent of
Location            Use            Leased                  (sq. ft.)      of Lease    Capacity(3)  Utilization(3)
--------            ---            --------                ----------     ----------  -----------  -------------
1115 Broadway,      Executive      Leased                  31,000         12/10       N/A          N/A
New York, NY        and
                    Administrative
                    offices;
                    Divisional
                    Sales Office
                    and Showroom

180 Madison Ave.,   Sales Office   Leased                   3,000         03/06       N/A          N/A
New York, NY        and Showroom

Petersburg, PA      Warehousing    Owned                  140,000         _____       N/A          N/A
                    for finished
                    goods; Dis-
                    tribution
                    Center

Lebanon, VA         Vacant         Owned (2)              170,000         _____       N/A          N/A

Honaker, VA         Vacant         Owned(2)                40,000         _____       N/A          N/A

South Mississippi   1              Owned/Leased           239,000         _____       75           43%
                    Mfg./Dist./    (1)
                    Warehouse; 1
                    Warehouse


Retail Stores       1 Retail       Owned(2)                 3,000         _____      N/A          N/A
South Mississippi   Store


         (1) Leased from municipalities pursuant to local Development Authority bond issues.

         (2) Subsequent to June 30, 2001, this facility was sold.

         (3) "Productive Capacity" is based on the total number of employees that can be employed at a facility providing direct labor for the manufacture of the Company's products based on existing machinery and equipment and plant design. "Extent of Utilization" is the percentage obtained by dividing the average number of employees actually employed at a facility during the fiscal year providing direct labor for the manufacture of the Company's products by Productive Capacity.

         The following table sets forth the amount of space allocated to different functions in shared facilities set forth in the preceding table.

                                                                                         AMOUNT
                                                                                        OF SPACE
LOCATION                                   FUNCTION                                     (Sq. ft.)
--------                                   --------                                     ---------
1115 Broadway and 180 Madison Avenue       Corporate Offices;                            11,000
New York, New York                         Divisional Sales Offices and Showrooms;       11,000
                                           Production Staff and Design                   12,000

Petersburg, Pennsylvania                   Warehousing and Distribution;                137,000
                                           Offices                                        3,000

Mississippi                                Manufacturing;                                21,000
                                           Warehousing and Distribution;                200,000
                                           Offices                                       18,000

ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings pending which are material.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK
               AND RELATED SHAREHOLDER MATTERS

The Common Stock is traded on the American Stock Exchange. The following table sets forth for the indicated periods the reported high and low prices per share.

                                                       High       Low
                                                      ------    ------
        Year Ended June 30, 2001

        First Quarter ........................        $.875     $.625

        Second Quarter .......................         .875      .5625

        Third Quarter.........................         .88       .5625

        Fourth Quarter........................         .72       .50


        Year Ended June 30, 2000

        First Quarter.........................       $2.00     $1.1250

        Second Quarter........................        1.4375     .8125

        Third Quarter.........................        1.1875     .8125

        Fourth Quarter........................        1.4375     .4375


As of August 31, 2001, there were approximately 876 holders of record of the Common Stock. For restrictions on dividends, see Item 1 at page I-5.


               MARKET FOR COMPANY'S 12.875% SUBORDINATED DEBENTURE
                             (per $1,000 par value)

                                                     High       Low
                                                    ------     -----
        Year Ended June 30, 2001

        First Quarter ........................     $980.00   $942.50

        Second Quarter .......................    1,000.00    910.00

        Third Quarter.........................      983.75    910.00

        Fourth Quarter........................      980.00    890.00


        Year Ended June 30, 2000

        First Quarter.........................     $977.50   $870.00

        Second Quarter........................      997.50    948.75

        Third Quarter.........................      992.50    955.00

        Fourth Quarter........................      980.00    940.00


MOVIE STAR, INC. AND SUBSIDIARY

  ITEM 6.  Selected Financial Data
  (In Thousands, Except Per Share Amounts)
-------------------------------------------------------------------------------------------------------------------------------
 Statement of Operations Data:                                                    Fiscal Year Ended June 30,
                                                                2001            2000         1999          1998          1997
 Net sales                                                     $ 62,643      $ 62,712     $ 63,005       $ 53,855       $61,470
                                                               --------      --------     --------       --------       -------

 Cost of sales                                                   44,253        45,012       45,376         39,172        44,947

 Selling, general and administrative expenses                    14,869        13,797       13,058         12,359        14,973

 Loss on closing of distribution facility                         1,188             -            -              -             -
                                                               --------      --------     --------       --------       -------
                                                                 60,310        58,809       58,434         51,531        59,920
                                                               --------      --------     --------       --------       -------

 Income from continuing operations                                2,333         3,903        4,571          2,324         1,550

 Gain on purchases of subordinated debentures
   and senior notes                                                   -          (164)           -           (157)         (560)
 Interest income                                                     (6)         (145)        (118)          (130)         (157)
 Interest expense                                                 1,476         1,856        2,694          2,623         2,781
                                                               --------      --------     --------       --------       -------

 Income from continuing operations before
    income taxes and extraordinary gain                             863         2,356        1,995            (12)         (514)

 Income taxes                                                      (888)           27           21             (9)           43
                                                               --------      --------     --------       --------       -------

 Income (loss) from continuing operations before
    extraordinary gain                                            1,751         2,329        1,974             (3)         (557)

 (Loss) income from discontinued operations                        (326)          398          699          1,205         1,076

 Extraordinary gain on purchases of subordinated
   debentures and senior notes, net of income taxes                 289           393            -              -             -
                                                               --------      --------     --------       --------       -------

 Net income                                                     $ 1,714       $ 3,120      $ 2,673        $ 1,202         $ 519
                                                               ========      ========     ========       ========      ========

 BASIC NET INCOME (LOSS) PER SHARE:
 From continuing operations before extraordinary gain              $.12          $.16         $.14            $ -         $(.04)
 From discontinued operations                                      (.02)          .03          .05            .09           .08
 From extraordinary gain                                            .02           .02            -              -             -
                                                               --------      --------     --------       --------       -------
 Net income                                                        $.12          $.21         $.19           $.09          $.04
                                                               ========      ========     ========       ========      ========

 DILUTED NET INCOME (LOSS) PER SHARE
 From continuing operations before extraordinary gain              $.11          $.15         $.13            $ -         $(.04)
 From discontinued operations                                      (.02)          .03          .04            .08           .07
 From extraordinary gain                                            .02           .02            -              -             -
                                                               --------      --------     --------       --------       -------
 Net income                                                        $.11          $.20         $.17           $.08          $.03
                                                               ========      ========     ========       ========      ========


 Basic weighted average number of shares outstanding             14,899        14,889       14,309         14,049        13,960
                                                               ========      ========     ========       ========      ========

 Diluted weighted average number of shares outstanding           15,301        15,928       15,869         15,161        15,868
                                                               ========      ========     ========       ========      ========

                                                                                              (Continued)


MOVIE STAR, INC. AND SUBSIDIARY

  ITEM 6.  Selected Financial Data
  (In Thousands, Except Per Share Amounts)


 Statement of Operations Data:

Balance Sheet Data:                                                                      At June 30,
                                                                  2001          2000       1999           1998           1997
WORKING CAPITAL                                                 $ 7,933       $17,253      $22,616        $19,916       $18,636
                                                               ========      ========     ========       ========      ========
TOTAL ASSETS                                                    $27,799       $31,627      $36,759        $36,743       $33,957
                                                               ========      ========     ========       ========      ========
SHORT-TERM DEBT - Including current maturities
  of long-term debt and capital lease obligations               $10,327        $1,773      $    45        $   368       $    73
                                                               ========      ========     ========       ========      ========
LONG-TERM DEBT - Including deferred lease liability             $   100       $12,130      $20,703        $20,980       $22,336
                                                               ========      ========     ========       ========      ========
SHAREHOLDERS' EQUITY                                            $13,021       $11,292      $ 8,166        $ 5,202       $ 3,941
                                                               ========      ========     ========       ========      ========

                                                                                                 (Concluded)


           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion contains certain forward-looking statements with respect to anticipated results which are subject to a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are: business conditions and growth in the Company's industry; general economic conditions; the addition or loss of significant customers; the loss of key personnel; product development; competition; foreign government regulations; fluctuations in foreign currency exchange rates; rising costs of raw materials and the unavailability of sources of supply; the timing of orders placed by the Company's customers; and the risk factors listed from time to time in the Company's SEC reports. We urge you to carefully read the following discussion in conjunction with these factors.


Fiscal 2001 Compared to Fiscal 2000
Results of Continuing Operations
-----------------------------------

Net sales for the year ended June 30, 2001 were $62,643,000 as compared to $62,712,000 in the comparable period in 2000.

The gross profit percentage was 29.4% for the year ended June 30, 2001 as compared to 28.2% for the year ended June 30, 2000. The higher margins resulted primarily from the shift of production to offshore locations from the Company's last fully operational domestic manufacturing facility.

At the end of January 2000, the Company completed the elimination of the sewing operation at its manufacturing facility in Virginia. This action was taken to correct the operational inefficiencies the Company experienced in the six months ended December 31, 1999 and to lower overall manufacturing costs.

During the second quarter of fiscal 2001, the Company implemented a plan to close the distribution operation at its Virginia facility and to consolidate these operations with the warehouse and distribution facility located in Mississippi. This decision was made to increase the overall efficiencies of the Mississippi facility and reduce overall shipping costs. The Company recorded a charge $1,188,000 in connection with this closure. The charge consisted of a non-cash charge for the impairment of assets of $915,000 and other charges totaling $273,000. The Company completed the closure in the fourth quarter.

Selling, general and administrative expenses were $14,869,000, or 23.7% of net sales, for the year ended June 30, 2001 as compared to $13,797,000, or 22.0% of net sales, for the similar period in 2000. This increase resulted primarily from an increase in shipping expense of $699,000, an increase in rent related expenses of $175,000, an increase in bad debt expense of $175,000 and a net increase in other general overhead expenses. The increase in shipping expense was primarily due to the inefficiencies at the Company's Virginia facility during the shutdown of that facility, the duplication of personnel between Virginia and Mississippi during the transition and the cost of transferring inventory from Virginia to the Company's facility in Mississippi. The increase in rent related expense was primarily due to an increase in rent at the Company's new offices in New York. The increase in bad debt expense was primarily related to the bankruptcy of Montgomery Ward.

Income from continuing operations before extraordinary gains decreased to $2,333,000 for the year ended June 30, 2001, from $3,903,000 for the similar period in 2000. This decrease was due to lower sales, higher selling, general and administrative expenses and the loss resulting from the charge of $1,188,000 incurred in connection with the disposal of the Virginia distribution facility partially offset by an increase in gross margins.

During fiscal 2000, the Company purchased $3,737,000 of its 12.875% Subordinated Debentures which were used to satisfy its sinking fund requirement due October 1, 2000. As a result of the purchase of these debentures, the Company recorded a pre-tax gain of $164,000, net of related costs.

Interest income for the year ended June 30, 2001 was $6,000 as compared to $145,000 for 2000.

Interest expense for the year ended June 30, 2001 was $1,476,000 as compared to $1,856,000 for 2000. This reduction was due to reduced overall borrowing needs, a lower interest rate on the Company's revolving line of credit and the purchases of its 12.875% Subordinated Debentures and 8% Senior Notes.

For the year ended June 30, 2001, the Company provided for an alternative minimum tax of $20,000, a deferred tax of $331,000 and recognized a tax benefit of $1,237,000 related to the reversal of a valuation allowance on the deferred tax asset as compared to an alternative minimum tax of $27,000 for the similar period in 2000. The Company reversed its deferred tax valuation allowance because it was considered more likely than not that the Company would utilize the entire asset.

The Company recorded net income from continuing operations before extraordinary gains for the year ended June 30, 2001 of $1,751,000 as compared to net income of $2,329,000 for the same period in 2000. This reduction was due to an increase in selling, general and administrative expenses, a loss on the disposal of the Virginia distribution facility and a gain, in the prior year, on the purchases of the Company's 12.875% Subordinated Debentures offset partially by an increase in gross margins, lower net interest costs and an overall tax benefit in the current year as compared to a tax expense in the prior year.


Results of Discontinued Operations
----------------------------------

Due to the continued decline in performance of the Company's retail division, in December 2000, the Company determined to dispose of the majority of the assets of this division. Accordingly, the operating results of this division have been reclassified as income from discontinued operations.

In the second quarter ended December 31, 2000, the Company recorded a loss on the disposal of the retail stores of $448,000, net of a benefit from income taxes of $299,000. The estimated loss on disposal provided for the write-down of assets to the estimated market value, the loss on fulfilling lease obligations and the costs of disposal. At the end of March 2001, the Company had closed all of its stores and had disposed of all of its inventory.

The retail division had income from discontinued operations of $122,000 for the year ended June 30, 2001 as compared to $398,000 for the similar period in 2000.


Extraordinary Gain
------------------

During fiscal 2001, the Company purchased $167,000 in principal amount of its 12.875% Subordinated Debentures and $5,283,000 in principal amount of its 8% Senior Notes. The 12.875% Subordinated Debentures were applied to the final payment due on these debentures on October 1, 2001 and the 8% Senior Notes were applied in reduction of the total amount due on these notes on September 1, 2001. As a result of these purchases, the Company recorded an extraordinary gain of $289,000, net of related costs and income taxes.

During fiscal 2000, the Company purchased $1,903,000 of its 12.875% Subordinated Debentures which were applied to the final payment on these debentures on September 1, 2001. As a result of the purchase of these debentures in fiscal 2000, the Company recorded an extraordinary gain of $152,000, net of related costs and income taxes.

During fiscal 2000, the Company purchased $2,984,000 in principal amount of its 8% Senior Notes which were applied in reduction of the total amount due on these notes on September 1, 2001. As a result of the purchase of these Senior Notes in fiscal 2000, the Company recorded an extraordinary gain of $241,000, net of related costs and income taxes.

Net Income
----------

The Company had net income of $1,714,000 for the year ended June 30, 2001 as compared to $3,120,000 for the similar period in 2000. The reduction was due to an increase in selling, general and administrative expenses, a loss on the disposal of the Virginia distribution facility, a loss on the disposal of its retail stores and a larger gain, in the prior year, on the purchases of the Company's 12.875% Subordinated Debentures and 8% Senior Notes offset partially by an increase in gross margins, lower net interest costs, and an overall tax benefit in the current year as compared to a tax expense in the prior year.


Fiscal 2000 Compared to Fiscal 1999
Results of Continuing Operations
-----------------------------------

Net sales for the year ended June 30, 2000 decreased to $62,712,000 from $63,005,000 in the comparable period in 1999. This decrease was primarily due to programs with certain customers being discontinued or reduced which were partially offset by new programs with the same and other customers.

The gross profit percentage was 28.2% for the year ended June 30, 2000 as compared to 28.0% for the year ended June 30, 1999. The higher margins resulted from an improved product mix and cost efficiencies due to the continued shift of production to offshore locations and the elimination of the sewing operation at its manufacturing facility in Virginia.

Selling, general and administrative expenses were $13,797,000, or 22.0% of net sales, for the year ended June 30, 2000 as compared to $13,058,000, or 20.7% of net sales, for the similar period in 1999. This increase resulted primarily from increases in salary expense and salary related costs of $914,000 due to the hiring of additional personnel and salary increases for existing personnel, an increase in rent related expenses of $281,000, consulting fees of $208,000 and a net increase in other general overhead expenses, partially offset by a decrease in commissions of $264,000 and a one-time charge, in the prior year, of $625,000 in connection with the retirement of the Company's Chief Executive Officer, Mark
M. David.

The Company had income from operations of $3,903,000 for the year ended June 30, 2000 as compared to $4,571,000 for the similar period in 1999. This decrease was due to lower sales and higher selling, general and administrative expenses partially offset by an increase in gross margins.

During fiscal 2000, the Company purchased $3,737,000 of its 12.875% Subordinated Debentures which were used to satisfy its sinking fund requirement due October 1, 2000. As a result of the purchase of these debentures, the Company recorded a pre-tax gain of $164,000, net of related costs.

Interest income for the year ended June 30, 2000 was $145,000 as compared to $118,000 for 1999.

Interest expense for the year ended June 30, 2000 was $1,856,000 as compared to $2,694,000 for 1999. This reduction was due to reduced overall borrowing needs, a lower interest rate on the Company's revolving line of credit and the purchases of its 12.875% Subordinated Debentures.

The Company provided for an alternative minimum tax of $27,000 in the year ended June 30, 2000 and $21,000 in 1999.

Results of Discontinued Operations
----------------------------------

Due to the continued decline in performance of the Company's retail division, in December 2000, the Company determined to dispose of the majority of the assets of this division. Accordingly, the operating results of this division have been reclassified as income from discontinued operations.

The retail division had income from discontinued operations of $398,000 for the year ended June 30, 2000 as compared to $699,000 for the similar period in 1999.


Extraordinary Gain
------------------

During fiscal 2000, the Company purchased $1,903,000 of its 12.875% Subordinated Debentures which were applied to the final payment on these debentures on September 1, 2001. As a result of the purchase of these debentures in fiscal 2000, the Company recorded an extraordinary gain of $152,000, net of related costs and income taxes.

During fiscal 2000, the Company purchased $2,984,000 in principal amount of its 8% Senior Notes which were applied in reduction of the total amount due on these notes on September 1, 2001. As a result of the purchase of these Senior Notes in fiscal 2000, the Company recorded an extraordinary gain of $241,000, net of related costs and income taxes.


Net Income
----------

The Company recorded net income for the year ended June 30, 2000 of $3,120,000 as compared to net income of $2,673,000 for the same period in 1999. This increase was due to higher gross margins, a net decrease in interest costs and a gain on the purchase of the Company's subordinated debentures and senior notes offset partially by a decrease in sales and an increase in selling general and administrative expenses in the current year.


Liquidity and Capital Resources
-------------------------------

For the year ended June 30, 2001, the Company's working capital decreased by $9,320,000 to $7,933,000, primarily due to the transfer of the principal amount of the Company's 8% Senior Notes and 12.875% Subordinated Debentures from long-term debt to short-term debt, partially offset by operating profits.

During the fiscal year ended June 30, 2001, cash decreased by $451,000. The Company used cash of $5,026,000 for the purchase and repayment of long-term debt and capital lease obligations and $555,000 for the purchase of fixed assets. These activities were funded by cash generated from operating activities of $1,766,000, cash generated from discontinued operations of $1,199,000, the net proceeds from short-term borrowings of $2,044,000 and the sale of certain non-operating assets aggregating $121,000.

Receivables at June 30, 2001 decreased by $101,000 to $7,859,000 from $7,960,000 at June 30, 2000.

Inventory at June 30, 2001 decreased by $2,696,000 to $11,947,000 from $14,643,000 at June 30, 2000. This decrease occurred in both the intimate apparel division and the discontinued retail division of approximately $1,162,000 and $1,534,000, respectively. The decrease in the intimate apparel division was primarily the result of the reduced need for raw materials due to the increase in the amount of finished goods being purchased by the Company in fiscal 2001.

During fiscal 2001, the Company purchased $167,000 in principal amount of its 12.875% Subordinated Debentures and $5,283,000 in principal amount of its 8% Senior Notes. As a result of these purchases, the Company recorded an extraordinary gain of $289,000, net of related costs and income taxes.

During fiscal 2000, the Company purchased $5,640,000 in principal amount of its 12.875% Subordinated Debentures and $2,984,000 in principal amount of its 8% Senior Notes. As a result of these purchases, the Company recorded a pre-tax gain of $164,000, net of related costs and an extraordinary gain of $393,000, net of related costs and income taxes.

In June 2001, holders of $15,000 in principal amount of the Company's 8% Convertible Senior Notes converted their Notes into 40,000 shares of the Company's common stock, par value $.01. Subsequent to June 30, 2001, holders of $55,500 in principal amount of the Company's 8% Convertible Senior Notes converted their Notes into 148,000 shares of the Company's common stock, par value $.01.

In January 2000, holders of $6,500 in principal amount of the Company's 8% Convertible Senior Notes converted their Notes into 17,333 shares of the Company's common stock, par value $.01.

At June 30, 2001 the Company had remaining $4,180,000 of its 12.875% Subordinated Debentures, $2,283,000 of its 8% Senior Notes, and $56,500 of its 8% Convertible Senior Notes. Subsequent to June 30, 2001, the Company paid the remaining balance on the 12.875% Subordinated Debentures and 8% Senior Notes and paid $1,000 (the unconverted portion) of the 8% Convertible Senior Notes. The Company utilized its secured revolving line of credit to make these payments.

The Company has a secured revolving line of credit of up to $30,000,000, through June 2004, to cover the Company's projected needs for operating capital and letters of credit to fund the purchase of imported goods. Direct borrowings under this line bear interest at the prime rate of Chase Manhattan Bank. Availability under the line of credit is subject to the Company's compliance with certain agreed upon financial formulas. Under the terms of this financing, the Company has agreed to pledge substantially all of its assets, except the Company's real property.

Management believes its available borrowing under its secured revolving line of credit, along with anticipated internally generated funds, will be sufficient to cover its working capital requirements.

The Company does not anticipate making any purchases of its stock and anticipates that capital expenditures for fiscal 2002 will be less than $350,000.


Recently Issued Accounting Standards
------------------------------------

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. In fiscal 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging

Activities." The Company has determined that the application of SFAS No. 133 does not have a material impact on its financial position or results of operations.

In April 2001, the FASB issued Emerging Issues Task Force ("EITF") No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF No. 00-25 addresses accounting for consideration from a vendor to a retailer in connection with the purchase or promotion of the vendor's products. This would require the Company to record certain vendor consideration to its retailers as a reduction of revenue. The Company has determined that the adoption of EITF No. 00-25 will not have a material impact on its financial position or results of operations.

In June 2001, the FASB issued two new pronouncements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16, "Business Combinations," and FASB Statement No.38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS No. 141 is effective as follows: (a) use of the pooling of interest method is prohibited for business combinations initiated after June 30, 2001; and (b) the provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of acquisition is July 2001 or later). The Company has determined that the adoption of this Statement will not have an impact on the consolidated financial statements.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets." It changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS No. 142 is effective for fiscal years beginning December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company has determined that the adoption of this Statement will not have an impact on the consolidated financial statements.


Imports
-------

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

ITEM 8.           INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Movie Star, Inc.:

We have audited the accompanying consolidated balance sheets of Movie Star, Inc. and subsidiary as of June 30, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with accounting standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Movie Star, Inc. and subsidiary as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Deloitte & Touche LLP
August 17, 2001
(September 4, 2001 as to Note 16)
Parsippany, New Jersey


MOVIE STAR, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND 2000
(In Thousands, Except Number of Shares)
------------------------------------------------------------------------------------------
ASSETS                                                                   2001         2000
CURRENT ASSETS:
   Cash                                                                 $   261   $   712
  Receivables, net                                                        7,859     7,960
  Inventory                                                              11,947    14,643
  Deferred income taxes                                                   2,226     1,706
  Prepaid expenses and other current assets                                 318       437
                                                                        -------   -------

            Total current assets                                         22,611    25,458

PROPERTY, PLANT AND EQUIPMENT - Net                                       2,217     3,247

OTHER ASSETS                                                                282       619

DEFERRED INCOME TAXES                                                     2,689     2,303
                                                                        -------   -------

TOTAL ASSETS                                                            $27,799   $31,627
                                                                        =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable                                                        $ 3,734   $ 1,690
   Current maturities of long-term debt and capital lease obligations     6,593        83
   Accounts payable                                                       2,853     4,597
   Accrued expenses and other current liabilities                         1,498     1,835
                                                                        -------   -------

            Total current liabilities                                    14,678     8,205
                                                                        -------   -------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                 70    12,130
                                                                        -------   -------

DEFERRED LEASE LIABILITY                                                     30      --
                                                                        -------   -------
COMMITMENTS AND CONTINGENCIES                                               --       --

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value - authorized, 30,000,000 shares;
     issued 16,954,000 shares in 2001 and 16,914,000 shares in 2000         170       169
   Additional paid-in capital                                             4,092     4,078
   Retained earnings                                                     12,377    10,663
                                                                        -------   -------
                                                                         16,639    14,910

   Less treasury stock, at cost - 2,017,000 shares                        3,618     3,618
                                                                        -------   -------

           Total shareholders' equity                                    13,021    11,292
                                                                        -------   -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $27,799   $31,627
                                                                        =======   =======


See notes to consolidated financial statements.

MOVIE STAR, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
(In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------------------------
                                                                    2001        2000        1999
Net sales                                                         $ 62,643    $ 62,712    $ 63,005

Cost of sales                                                       44,253      45,012      45,376
                                                                  --------    --------    --------

   Gross profit                                                     18,390      17,700      17,629

Operating Expenses:
  Selling, general and administrative expenses                      14,869      13,797      13,058
  Loss on closing of distribution facility                           1,188        --          --
                                                                  --------    --------    --------

   Operating income from continuing operations                       2,333       3,903       4,571

Gain on purchases of subordinated debentures                          --          (164)       --
Interest income                                                         (6)       (145)       (118)
Interest expense                                                     1,476       1,856       2,694
                                                                  --------    --------    --------

    Income from continuing operations before income taxes and
      extraordinary gain                                               863       2,356       1,995
Income taxes                                                          (888)         27          21
                                                                  --------    --------    --------

    Income from continuing operations before extraordinary gain      1,751       2,329       1,974

Discontinued operations:
  Income from operations of discontinued retail stores,
    net of income taxes                                                122         398         699
  Loss on disposal of discontinued retail stores, including
    provision for operating losses during phase-out period,
    net of income taxes                                               (448)       --          --
                                                                  --------    --------    --------

Income before extraordinary gain                                     1,425       2,727       2,673

Extraordinary gain on purchases of subordinated debentures
  and senior notes, net of income taxes                                289         393        --
                                                                  --------    --------    --------

Net income                                                        $  1,714    $  3,120    $  2,673
                                                                  ========    ========    ========

BASIC NET INCOME (LOSS) PER SHARE
  From continuing operations before extraordinary gain            $    .12    $    .16    $    .14
  From discontinued operations                                        (.02)        .03         .05
  From extraordinary gain                                              .02         .02        --
                                                                  --------    --------    --------
  Net income per share                                            $    .12    $    .21    $    .19
                                                                  ========    ========    ========

DILUTED NET INCOME (LOSS) PER SHARE
  From continuing operations before extraordinary gain            $    .11    $    .15    $    .13
  From discontinued operations                                        (.02)        .03         .04
  From extraordinary gain                                              .02         .02        --
                                                                  --------    --------    --------
  Net income per share                                            $    .11    $    .20    $    .17
                                                                  ========    ========    ========

Basic weighted average number of shares outstanding                 14,899      14,889      14,309
                                                                  ========    ========    ========

Diluted weighted average number of shares outstanding               15,301      15,928      15,869
                                                                  ========    ========    ========


See notes to consolidated financial statements.


MOVIE STAR, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
(In Thousands)
-----------------------------------------------------------------------------------------------------
                                                      Additional
                                     Common Stock     Paid-in    Retained  Treasury Stock
                                   Shares    Amount   Capital    Earnings  Shares   Amount     Total
BALANCE, JUNE 30, 1998             16,134   $   161   $ 3,789   $ 4,870     2,017   $(3,618)   $ 5,202

   Net income                           -         -         -     2,673         -         -      2,673
   Conversion of long-term debt
     for common stock                 743         8       278         -         -         -        286
   Exercise of stock options           20      --           5         -         -         -          5
                                  -------   -------   -------   -------   -------   -------    -------

BALANCE, JUNE 30, 1999             16,897       169     4,072     7,543     2,017    (3,618)     8,166

   Net income                           -         -         -     3,120         -         -      3,120
   Conversion of long-term debt
     for common stock                  17         -         6         -         -         -          6
                                  -------   -------   -------   -------   -------   -------    -------

BALANCE, JUNE 30, 2000             16,914       169     4,078    10,663     2,017    (3,618)    11,292

   Net income                           -         -         -     1,714         -         -      1,714
   Conversion of long-term debt
     for common stock                  40         1        14         -         -         -         15
                                  -------   -------   -------   -------   -------   -------    -------

BALANCE, JUNE 30, 2001             16,954   $   170   $ 4,092   $12,377     2,017   $(3,618)   $13,021
                                  =======   =======   =======   =======   =======   =======    =======



See notes to consolidated financial statements.

MOVIE STAR, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2001, 2000, AND 1999
(In Thousands)
------------------------------------------------------------------------------------------------------------
                                                                             2001        2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $1,714      $ 3,120      $ 2,673
   Adjustments to reconcile net income to net cash
       provided by continuing operating activities
     Extraordinary gain on purchases of subordinated debentures
      and senior notes                                                       (482)        (401)           -
     Depreciation and amortization                                            431          535          518
     Provision for sales allowances and doubtful accounts                      60          182          (191)
     Deferred income taxes                                                    (906)          -            -
     Gain on purchases of subordinated debentures                               -         (164)           -
     Non-cash impairment charge                                               915            -            -
     Loss on disposal of property, plant and equipment                         24            -           16
     Deferred lease liability                                                  30            -            -
     Loss (gain) on discontinued operations                                   326         (406)         (713)
   (Increase) decrease in operating assets:
     Receivables                                                               41       (1,278)        (343)
     Inventory                                                              1,162        1,097        3,942
     Prepaid expenses and other current assets                                 98          156         (145)
     Other assets                                                             242          (73)          32
   Increase (decrease) in operating liabilities:
     Accounts payable                                                       (1,565)         35       (2,604)
     Accrued expenses and other current liabilities                          (324)      (1,358)         362
                                                                           ------       ------       ------
           Net cash provided by operating activities                        1,766        1,445        3,547
                                                                           ------       ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                (555)        (149)        (323)
   Proceeds from sale of property, plant and equipment                        121           30          200
                                                                           ------       ------       ------

           Net cash used in by investing activities                          (434)        (119)        (123)
                                                                           ------       ------       ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment on and purchases of long-term debt and
    capital lease obligations                                              (5,026)      (8,063)        (50)
   Net proceeds (repayment) of revolving line of credit                     2,044        1,690         (328)
   Exercise of stock options                                                    -            -           13
                                                                           ------       ------       ------
           Net cash used in financing activities                           (2,982)      (6,373)        (365)
                                                                           ------       ------       ------

           Cash provided by discontinued operations                         1,199         1,162         992
                                                                           ------       ------       ------

NET (DECREASE) INCREASE IN CASH                                              (451)      (3,885)       4,051
CASH, BEGINNING OF YEAR                                                       712        4,597          546
                                                                           ------       ------       ------

CASH, END OF YEAR                                                           $ 261        $ 712      $ 4,597
                                                                            =====        =====      =======

                                                                                              (Continued)



MOVIE STAR, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2001, 2000, AND 1999
(In Thousands)
------------------------------------------------------------------------------------------------------------
                                                                             2001        2000        1999
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during period for:
     Interest                                                              $1,530       $1,993        $2,584
                                                                           =======      =======       ======
     Income taxes (net of refunds received)                                $   69       $   53        $   25
                                                                           =======      =======       ======


SUPPLEMENTAL DISCLOSURES OF NONCASH
   INVESTING ACTIVITIES:
  Acquisition of equipment through assumption of
    capital lease obligation                                               $    -       $  154        $  56
                                                                           =======      =======       ======


SUPPLEMENTAL DISCLOSURES OF NONCASH
  FINANCING ACTIVITIES:
  Conversion of long-term debt for common stock                            $  (15)      $   (6)       $(278)
  Issuance of common stock                                                     15            6          278
                                                                           ------       ------        -----
                                                                           $    -       $    -        $   -
                                                                           ======       ======        =====


                                                                                                        (Concluded)



See notes to consolidated financial statements.

MOVIE STAR, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business - Movie Star, Inc. and its subsidiary (the "Company") is a New York corporation organized in 1935, which designs, manufactures, markets and sells an extensive line of ladies' sleepwear, robes, leisurewear, loungewear, panties and daywear.

        Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

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

        Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation and amortization are provided by the straight-line method over the following estimated useful lives:

            Buildings and improvements           15 - 30 years
            Machinery & Equipment                5 years
            Office furniture and equipment       3 - 5 years
            Leasehold improvements               Lesser of life of the asset
                                                   or life of lease

        Revenue Recognition - Revenue is recognized upon shipment. Although sales are made without the right of return, in certain instances, the Company may accept returns or agree to allowances. Sales returns, discounts and allowances are recorded as a component of net sales in the period in which the related sales are recognized. The customer takes title and assumes the risks and rewards of ownership of the products when the merchandise leaves the Company's warehouse.

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

        Deferred Costs - Deferred financing costs are amortized over the life of the debt using the straight-line method. Deferred financing charges were $6,000 and $90,000 as of June 30, 2001 and 2000, respectively. These charges are included in "Prepaid expenses and other current assets" and in "Other assets," respectively, in the consolidated balance sheets.

        Shipping and Handling Costs - Shipping and handling costs include warehousing, freight-out and other direct costs to deliver inventory to customers. Such amounts, which are included in selling, general and administrative expenses in the consolidated statements of income, aggregated approximately $2,371,000 in 2001, $1,636,000 in 2000 and $1,690,000 in 1999.

        Comprehensive Income - Comprehensive income, representing the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, includes all changes in equity except those resulting from investments by owners and distributions to owners. To date, the Company's comprehensive income approximates net income.

        Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. In fiscal 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company has determined that the application of SFAS No. 133 does not have a material impact on its financial position or results of operations.

        In April 2001, the FASB issued Emerging Issues Task Force ("EITF") No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF No. 00-25 addresses accounting for consideration from a vendor to a retailer in connection with the purchase or promotion of the vendor's products. This would require the Company to record certain vendor consideration to its retailers as a reduction of revenue. The Company has determined that the adoption of EITF No. 00-25 will not have a material impact on its financial position or results of operations.

        In June 2001, the FASB issued two new pronouncements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

        SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16, "Business Combinations," and FASB Statement No.38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS No. 141 is effective as follows: (a) use of the pooling of interest method is prohibited for business combinations initiated after June 30, 2001; and (b) the provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of acquisition is July 2001 or later). The Company has determined that the adoption of this Statement will not have an impact on the consolidated financial statements.

        SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets." It changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS No. 142 is effective for fiscal years beginning December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company has determined that the adoption of this Statement will not have an impact on the consolidated financial statements.

        Reclassification - Certain items in prior years in specific captions of the accompanying consolidated financial statements and notes to consolidated financial statements have been reclassified for comparative purposes.


2.      INVENTORY

        Inventory consists of the following:

                                                                           June 30,
                                                                      2001          2000
                                                                        (In Thousands)
         Raw materials                                                $ 2,204     $ 5,787
         Work-in process                                                  692         952
         Finished goods                                                 9,051       7,904
                                                                      -------     -------
                                                                      $11,947     $14,643
                                                                      =======     =======
3.      RECEIVABLES

        Receivables are comprised of the following:
                                                                           June 30,
                                                                      2001           2000
                                                                        (In Thousands)

         Trade                                                        $ 9,241     $ 9,167
         Other                                                              5         120
                                                                      -------     -------
                                                                        9,246       9,287
         Less allowance for doubtful accounts and sales discounts      (1,387)     (1,327)
                                                                       ------     -------

                                                                      $ 7,859     $ 7,960
                                                                      =======     =======

4.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following:
                                                                           June 30,
                                                                      2001           2000
                                                                        (In Thousands)

         Land, buildings and improvements                              $4,777     $5,921
         Machinery and equipment                                          630        582
         Office furniture and equipment                                 1,116      1,537
         Leasehold improvements                                           245        207
                                                                       ------     ------
                                                                        6,768      8,247
         Less accumulated depreciation and amortization                 (4,551)   (5,000)
                                                                        ------    ------

                                                                      $ 2,217     $3,247
                                                                      =======     ======

        In August 2000, the Company sold a non-operating manufacturing facility located in Mississippi for $105,000.

        Included in property, plant and equipment is property held for sale with a net book value of approximately $760,000 and $235,000 at June 30, 2001 and 2000, respectively.

5.      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities are comprised of the following:

                                                                June 30,
                                                            2001         2000
                                                             (In Thousands)

         Interest                                          $ 181        $ 293
         Insurance                                           648          682
         Salary, commissions and employee benefits           412          538
         Other                                               257          322
                                                           -----        -----

                                                          $1,498       $1,835
                                                          ======       ======

6.      NOTES PAYABLE

        The Company amended and restated its credit agreement (the "Amended Credit Agreement"), effective June 30, 2001. The Amended Credit Agreement matures on July 1, 2004 and is subject to annual renewals thereafter. Under the agreement, the Company may borrow, in the aggregate, revolving loans and letters of credit, up to $30,000,000. Availability under the line of credit is subject to the Company's compliance based on financial formulas as outlined in the agreement. Pursuant to the terms of the agreement, the Company has pledged substantially all of its assets, except the Company's real property. Interest on outstanding borrowings is payable at the prime rate.

        The Amended Credit Agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, and working capital. Management expects to be in compliance through fiscal 2002. Because compliance is based on management's estimates and actual results can differ from these estimates, compliance through fiscal 2002 cannot be assured. The Company believes the assumptions used are appropriate. Furthermore, the Company is prohibited from paying dividends or incurring additional indebtedness, as defined, outside the normal course of business.

        For the fiscal year ended June 30, 2001, under the credit agreement, the borrowings peaked at $8,346,000 and the average amount of borrowings was $3,426,000, with the weighted average interest rate of 8.82%. For the fiscal year ended June 30, 2000, under the credit agreement, the borrowings peaked at $6,364,000 and the average amount of borrowings was $955,000, with the weighted average interest rate of 8.29%.

        At June 30, 2001, the Company had borrowings of $3,655,000 outstanding under this line of credit at an interest rate of 6.75 percent and also had approximately $7,769,000 of outstanding letters of credit.

        At June 30, 2000, the Company had borrowings of $1,690,000 outstanding under this line of credit at an interest rate of 9.5 percent and also had approximately $6,597,000 of outstanding letters of credit.

7.      LONG-TERM DEBT

        Long-term debt consists of the following:
                                                       June 30,
                                                  2001           2000
                                                     (In Thousands)

         12.875% Subordinated Debentures         $4,180         $4,347
         8% Senior Notes                          2,283          7,566
         8% Senior Convertible Notes                 57             72
         Capital Lease Obligations                  143            228
                                                 ------         -------
                                                  6,663         12,213
         Less current portion                     6,593             83
                                                 ------         ------

         Long-term debt                          $   70        $12,130
                                                 ======        =======


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

        During fiscal 2000, the Company purchased $5,640,000 in principal amount of its 12.875% Subordinated Debentures. With $3,737,000 of the 12.875% Subordinated Debentures purchased during fiscal 2000 and in conjunction with previously acquired debentures, the Company satisfied its sinking fund requirement due October 1, 2000. As a result of the purchase of these debentures, the Company recorded a pre-tax gain of $164,000, net of related costs. The remaining $1,903,000 of the 12.875% Subordinated Debentures was applied to the final payment on these debentures (see
        Note 17). As a result of the purchase of these debentures in fiscal 2000, the Company recorded an extraordinary gain of $152,000, net of related costs and income taxes.

        During fiscal 2001, the Company purchased an aggregate of $167,000 in principal of its 12.875% Subordinated Debentures. As a result of these purchases, the Company recorded an extraordinary gain of $5,000, net of related costs and income taxes. The Company applied the principal amount of the 12.875% Subordinated Debentures against the final payment on these debentures (see Note 17).

        8% Senior Notes - In April 1996, the Company reached an agreement with holders of $10,187,000 of the Company's outstanding 12.875% Debentures. The holders of these Debentures agreed to exchange such Debentures for the equivalent principal amount of a new series of notes ("Senior Notes") bearing interest at a rate of 8 percent per annum, payable semi-annually (April 1 and October 1) which will be senior to the remaining outstanding Debentures. Additionally, these Debenture holders agreed to defer the receipt of interest due April 1, 1996 (approximately $656,000) and October 1, 1996 (approximately $434,000) and to accept Senior Notes in exchange for such deferred interest. The Senior Notes carried the right to convert up to $715,500 of the Notes into 1,908,000 shares of the Company's common stock. As of June 30, 2001, $56,500 of the 8% Convertible Senior Notes remain outstanding and are convertible into approximately 151,000 shares of the Company's common stock.

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

        During fiscal 2001, the Company purchased $5,283,000 in principal amount of its 8% Senior Notes. As a result of these transactions, the Company recorded an extraordinary gain of $284,000 net of related costs and income taxes. The Company applied the principal amount of the 8% Senior Notes against the final payment (see Note 17).

        In June 2001, non-affiliated holders of $15,000 in principal amount of the 8% Convertible Senior Notes converted their Notes into 40,000 shares of the Company's common stock.

        The maturities of long-term debt at June 30, 2001, including current maturities, are as follows (in thousands):

                          Fiscal Year          Amount

                              2002             $6,593
                              2003                 40
                              2004                 30
                                               ------

                                               $6,663
                                               ======

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

                                                             June 30,
                                        -----------------------------------------------
                                                2001                       2000
                                        -----------------------   ---------------------
                                         Carrying   Estimated      Carrying   Estimated
                                          Amount    Fair Value      Amount    Fair Value
                                                           (In Thousands)
           Long-Term Debt and Capital
             Lease Obligations             $6,663     $6,439       $12,213     $11,308

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

        The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2001 and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.


9.      INCOME TAXES

        Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses. In fiscal 2001, the Company recognized an income tax benefit of $1,237,000 in connection with the complete reversal of the valuation allowance on its deferred tax assets. In the opinion of management, it is more likely than not that such deferred tax assets will be recovered.

        The income tax effects of significant items, comprising the Company's net deferred tax assets and liabilities, are as follows:


                                                                                 June 30,
                                                                             2001          2000
                                                                              (In Thousands)
          Deferred tax liabilities:
            Differences between book and tax basis of property,
              plant and equipment                                              $  -           $ 354
                                                                             ------           -----
          Deferred tax assets:
            Differences between book and tax basis of property,
              plant and equipment                                                78               -
            Difference between book and tax basis of inventory                  911             846
            Reserves not currently deductible                                   772             772
            Operating loss carryforwards                                      3,028           3,228
            Difference between book and tax basis of senior notes                23             479
            Other                                                               103              83
                                                                           --------           -----
                                                                              4,915           5,408
                                                                           --------           -----
            Valuation allowance                                                  -            1,045
                                                                           --------           -----

          Net deferred tax asset                                             $4,915          $4,009
                                                                           ========          ======


        The provision for income taxes on continuing operations is comprised as follows:

                                                  Year Ended June 30,
                                              2001       2000      1999
                                                    (In Thousands)
            Current:
               Federal                        $ (9)       $ 4        $11
               State and local                   2         23         10
                                            ------        ---       ----
                                                (7)        27         21
                                            ------        ---       ----

            Deferred
               Federal                        (705)         -          -
               State and local                (176)         -          -
                                            ------        ---       ----
                                              (881)         -          -
                                            ------        ---       ----

                                             $(888)        $27       $21
                                             =====         ===       ===

        A tax (benefit) provision of $(218,000), $8,000 and $14,000 was allocated to discontinued operations for the years ended June 30, 2001, 2000 and 1999, respectively, and a tax provision of $193,000 and $8,000 was allocated to extraordinary gains for the years ended June 30, 2001 and 2000, respectively.

        Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:

                                                                Year Ended June 30,
                                                            2001          2000        1999
                                                                   (In Thousands)

            Federal statutory rate                            34.0  %     34.0%       34.0%

            Increase (decrease) in tax resulting from:
               Valuation allowance                          (143.3)      (41.0)      (42.2)
               State income taxes (net of federal
                tax benefits)                                  6.0         6.0         6.6
               Other                                            .4         2.3         2.9
                                                           -------     -------     -------

            Effective rate                                  (102.9)%       1.3%        1.3%
                                                           =======     ========    =======

        As of June 30, 2001, the Company has net operating loss carryforwards of approximately $7,571,000 for federal income tax purposes that expire between the years 2009 and 2012 and credit carryforwards of approximately $103,000.




10.      COMMITMENTS AND CONTINGENCIES

         Operating Leases - The Company has operating leases expiring in various years through fiscal 2010.

         Future minimum payments under these leases at June 30, 2001 are as follows (in thousands):

                                 Fiscal Year              Amount

                                      2002                $ 1,102
                                      2003                  1,129
                                      2004                  1,158
                                      2005                  1,187
                                      2006                  1,189
                                   Thereafter               5,335
                                                          -------

                                                          $11,100
                                                          =======

         Rental expense for 2001, 2000 and 1999 was approximately $734,000, $559,000 and $388,000, respectively.

         Employment Agreement - As of June 30, 2001, the Company has an employment agreement with one key executive expiring fiscal 2004. The financial liability for this agreement is approximately $1,425,000.

         Consulting Agreement - Upon the retirement of Mark M. David as Chief Executive Officer, the Company entered into a five-year consulting agreement with Mr. David on July 1, 1999, pursuant to which annual compensation payments of approximately $200,000 are required.

11.      CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS


         Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the retail industry. One customer accounted for 27%, 21%, and 25% of the Company's net sales in fiscal 2001, 2000 and 1999, respectively. Another customer accounted for 13%, 12%, and 16% of the Company's net sales in fiscal 2001, 2000 and 1999, respectively, while another customer accounted for 11%, 14%, and 12% of the Company's net sales in fiscal 2001, 2000 and 1999, respectively. The Company performs ongoing credit evaluations of its customers' financial condition. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.


12.      STOCK PLANS, OPTIONS AND WARRANT

         Stock Options - On December 8, 1994, the Company's shareholders approved a new Incentive Stock Option Plan (the "1994 ISOP") to replace the 1983 ISOP. Options granted, pursuant to the plan, are not subject to a uniform vesting schedule. The plan permits the issuance of options to employees to purchase common stock of the Company at a price not less than fair market value on the date of the option grant. The plan reserves 2,000,000 shares of common stock for grant and provides that the term of each award be determined by the Compensation Committee with all awards made within the ten-year period following the effective date.

         On February 21, 2000, the Committee adopted a new Performance Equity Plan (including a new Incentive Stock Option Plan) (the "2000 Plan") and on November 28, 2000, the Company's shareholders approved the plan. The 2000 Plan authorizes the Company to grant qualified and non-qualified options to participants for the purchase of up to an additional 750,000 shares of the Company's common stock and to grant other stock-based awards to eligible employees of the Company.

         The Company also has a Key Employee Stock Option Plan covering the issuance of up to 1,667,000 shares of the Company's common stock. Options to purchase 200,000 shares at an exercise price of $.625 per share are outstanding at June 30, 2001. Of the total options granted, 80,000 are presently exercisable.

         Statement of Financial Accounting Standards No. 123, "Accounting Stock-Based Compensation" was effective for the Company for fiscal 1997. SFAS No. 123 encourages (but does not require) compensation expense to be measured based on the fair value of the equity instrument awarded. In accordance with APB No. 25, no compensation cost has been recognized in the Consolidated Statements of Income for the Company's stock option plans. If compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's net income would have been $1,648,000, $2,626,000 and $2,333,000 for 2001, 2000 and 1999,
         respectively. Basic net income per share would have been $.11, $.18 and $.16 for 2001, 2000 and 1999, respectively and diluted net income per share would have been $.11, $.17 and $.15 for 2001, 2000 and 1999, respectively. This pro forma information may not be representative of the amounts to be expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to 1995.

         Information with respect to stock options is as follows (shares in thousands):

                                                              2001                       2000                       1999
                                                       ---------------------      --------------------      -----------------------
                                                                   Weighted-                  Weighted-                   Weighted-
                                                                    Average                    Average                     Average
                                                                   Exercise                   Exercise                    Exercise
                  FIXED OPTIONS                        Shares        Price        Shares        Price        Shares         Price
         Outstanding - beginning of year                2,185        $ .68         2,075        $.64           2,253       $ .75
         Granted                                          540          .86           110        1.27             435         .63
         Exercised                                          -            -             -           -             (20)       (.63)
         Canceled                                        (165)        (.98)            -           -            (593)      (1.05)
                                                        -----        -----        ------      ------          ------       -----
                                                                                       -
         Outstanding - end of year                      2,560        $ .69         2,185       $ .68           2,075        $.64
                                                        =====        =====         =====       =====           =====        ====

         Exercisable - end of year                      1,576         $.68         1,157        $ .66            780        $.67
                                                        =====         ====         =====        =====           ====        ====
         Weighted-average fair value of
           options granted during the year                            $.36                      $1.42                       $.69
                                                                      ====                      =====                       ====

        The fair value of each option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively; risk-free interest rate 4.2%, 6.2 % and 5.5%; expected life 7 years, 7 years and 7 years; expected volatility of 59.12%, 106.0% and 95.3%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

        The following table summarizes information about stock options outstanding at June 30, 2001 (options in thousands):

                                    Options Outstanding                                          Options Exercisable
    ----------------------------------------------------------------------------       -------------------------------------
                                     Weighted-Average
                               Number              Remaining            Weighted-                                 Weighted-
        Range of           Outstanding at         Contractual            Average          Exercisable at           Average
    Exercise Prices        June 30, 2001            Life (Yrs)       Exercise Price       June 30, 2001        Exercise Price
    ---------------     ------------------        ------------       --------------    ------------------      --------------
     $.625 - $1.125             2,560                 6.6                $.6948                1,576                $.68

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

13.     NET INCOME PER SHARE

        The Company's calculation of Basic and Diluted Net Income Per Share are as follows (in thousands, except per share amounts):

                                                                                               Year Ended June 30,
                                                                                        2001         2000           1999
                                                                                         (In Thousands, Except Per Share)
    Basic:
      Income from continuing operations before extraordinary gain                        $ 1,751      $ 2,329      $ 1,974
      Income (loss) from discontinued operations                                            (326)         398          699
      Extraordinary gain                                                                     289          393            -
                                                                                         -------      -------      -------
      Net income                                                                         $ 1,714      $ 3,120      $ 2,673
                                                                                         ========     =======      =======

     Weighted average number of shares outstanding                                        14,899       14,889       14,309
                                                                                         ========     =======      =======
    Basic net income (loss) per share:
       From continuing operations before extraordinary gain                                 $.12         $.16         $.14
       From discontinued operations                                                         (.02)         .03          .05
       From extraordinary gain                                                               .02          .02            -
                                                                                         -------      -------      -------
       Basic net income per share                                                           $.12         $.21         $.19
                                                                                         -------      -------      -------


                                                                                               Year Ended June 30,
                                                                                         2001          2000          1999
                                                                                         (In Thousands, Except Per Share)

   Diluted:
     Income from continuing operations before extraordinary gain                         $ 1,751      $ 2,329      $ 1,974
     Interest Expense on 8% Convertible Senior Notes                                           6            6           23
                                                                                         -------      -------      -------
     Adjusted income from continuing operations before extraordinary gain                  1,757        2,335        1,997
     Income (loss) from discontinued operations                                             (326)         398          699
     Extraordinary gain                                                                      289          393            -
                                                                                         -------      -------      -------
     Adjusted net income                                                                 $ 1,720      $ 3,126      $ 2,696
                                                                                         =======      =======      =======

    Weighted average number of shares outstanding                                         14,899       14,889       14,309
    Shares Issuable Upon Conversion of
        8% Convertible Senior Notes                                                          187          201          765
    Shares Issuable Upon Conversion of Stock Options                                         197          809          771
    Shares Issuable Upon Conversion of Warrants                                               18           29           24
                                                                                         -------      -------      -------
    Total average number of equivalent shares outstanding                                 15,301       15,928       15,869
                                                                                         =======      =======      =======

   Diluted net income per share:
      From continuing operations before extraordinary gain                                  $.11         $.15         $.13
      From discontinued operations                                                          (.02)         .03          .04
      From extraordinary gain                                                                .02          .02            -
                                                                                         -------      -------      -------
      Diluted net income per share                                                          $.11         $.20         $.17
                                                                                         =======      =======      =======

14.    LOSS ON CLOSING OF DISTRIBUTION FACILITY

       During the fiscal 2001, the Company recorded facility closing costs of $273,000 relating to a plan to close the distribution facility in Lebanon, Virginia. The action was taken by the Company to enhance the Company's competitiveness, to reduce expenses and to improve efficiencies. The charges and related remaining accruals consist of the following (in thousands):

                                                      During        Accrual
                                                    Year Ended     Remaining
                                                     June 30,        As of
                                                       2001      June 30, 2001
          Impairment charge                            $ 915          $  -
          Severance and other employee benefits          138            16
          Exit costs                                     135            19
                                                      ------          ----
                                                      $1,188          $ 35
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


        In conjunction with the closing of the facility, the Company eliminated sixty-three positions and provided severance to certain employees. The Company recorded severance and related taxes of $138,000 during fiscal 2001.

        The Company recorded exit costs of $135,000 associated with the shutdown of the distribution facility during fiscal 2001. Such costs include employee salaries and benefits and other costs to be incurred after operations cease. The Company completed the closure in the fourth quarter of fiscal 2001.

15.     DISCONTINUED OPERATIONS

        In December 2000, management authorized the shutdown of the retail segment and ceased all operations in March 2001. Accordingly, operating results of this segment, for the years ended June 30, 2001, 2000 and 1999, have been reclassified as income from discontinued operations.

        The estimated loss on disposal provides for the write-down of assets to the estimated market value of $102,000, the loss on fulfilling lease obligations of $94,000, the costs of disposal of $201,000 and future operating losses of $350,000. Accordingly, the Company has recorded an estimated loss on disposal of $448,000, net of a benefit from income taxes of $299,000, for the year ended June 30, 2001.

        The Company also reclassified the income from operations of discontinued operations of $122,000, $398,000 and $699,000, net of income taxes of $81,000, $8,000 and $14,000 for the years ended June 30, 2001, 2000 and
        1999, respectively, to income from operations of discontinued retail stores.

        Operating results of discontinued operations are as follows (in thousands):


                                                Years Ended June 30,
                                           2001        2000        1999

       Net sales                         $4,342       $8,292      $9,500
       Costs and expenses                 4,886        7,886       8,787
       Income taxes                        (218)           8          14
                                         ------       ------      ------
       Net (loss) income from
          discontinued operations        $ (326)      $  398      $  699
                                         ======       ======      ======


       The net assets and liabilities of discontinued operations included in the accompanying consolidated balance sheets are as follows (in thousands):

                                                               June 30,
                                                             2001    2000

       Cash                                                 $ 12     $ 100
       Inventory                                               -     1,534
       Prepaid expenses and other current assets               -        21
       Property, plant and equipment, net                    106       266
       Other assets                                            -         2
       Deferred income taxes                                 218         -
                                                            ----     -----
       Total assets of discontinued operations             $ 336    $1,923
                                                           =====    ======

       Accounts payable                                    $   6    $  185
       Accrued liabilities                                    99       112
                                                           -----     -----
       Total liabilities of discontinued operations        $ 105    $  297
                                                           =====    ======


16.      SUBSEQUENT EVENT

        In July 2001, non-affiliated holders of $55,500 in principal amount of the 8% Convertible Senior Notes converted their Notes into approximately 148,000 shares of the Company's common stock.

        On September 4, 2001, the Company paid its 8% Senior Notes of $2,284,000 at maturity and its 12.875% Subordinated Debentures of $4,180,000 one-month early utilizing its three-year credit facility.

17.      UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                                                                                                   Quarter
                                                                               First       Second         Third       Fourth (a)
                                                                                       (In Thousands, Except Per Share)
          Fiscal Year Ended June 30, 2001

                Net sales                                                     $17,251      $19,880        $13,908     $11,604
                Gross profit                                                    5,446        5,865          4,193       2,886
                Income from continuing operations before extraordinary gain     1,332          256             54         109
                Income (loss) from discontinued operations                        (62)        (480)             -         216
                Extraordinary gain                                                  -          348              -         (59)
                Net income                                                      1,270          124             54         266
                Basic net income (loss) per share:
                  From continuing operations                                      .09          .02              -         .01
                  From discontinued operations                                      -         (.03)             -         .01
                  From extraordinary gain                                           -          .02              -           -
                  Net income                                                      .09          .01              -         .02
                Diluted income (loss) per share:
                  From continuing operations                                      .08          .02              -         .01
                  From discontinued operations                                      -         (.03)             -         .01
                  From extraordinary gain                                           -          .02              -           -
                  Net income                                                      .08          .01              -         .02

     (a) In the fourth quarter of fiscal 2001, the Company recognized an income tax benefit from continuing and discontinuing operations of $922,000 and $207,000, respectively. In addition, the Company recorded an income tax expense of $186,000 related to its extraordinary gains in fiscal 2001. These transactions were primarily related to the reversal of the valuation allowance on the deferred tax assets.


                                                                                                  Quarter
                                                                               First       Second         Third        Fourth
                                                                                     (In Thousands, Except Per Share)
          Fiscal Year Ended June 30, 2000

                Net sales                                                     $17,528      $20,192        $12,898      $12,094
                Gross profit                                                    4,795        5,721          3,982        3,202
                Income from continuing operations before extraordinary gain       949        1,524            240         (384)
                Income (loss) from discontinued operations                       (112)         329              -          181
                Extraordinary gain                                                  -          150              -          243
                Net income                                                        837        2,003            240           40
                Basic net income (loss) per share:
                  From continuing operations                                      .07          .10            .02          (.02)
                  From discontinued operations                                   (.01)         .02              -          .01
                  From extraordinary gain                                           -          .01              -          .01
                  Net income                                                      .06          .13            .02            -
                Diluted income (loss) per share:
                  From continuing operations                                      .05          .10            .02          (.02)
                  From discontinued operations                                   (.01)         .02              -          .01
                  From extraordinary gain                                           -          .01              -          .01
                  Net income                                                      .04          .13            .02            -


                                                            * * * * * *

                                                                                                             Schedule II
MOVIE STAR, INC. AND SUBSIDIARY
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

                      Column A                             Column B          Column C         Column D        Column E

                                                                            Additions
                                                          Balance at        Charged to                       Balance at
                                                          Beginning         Costs and                          End of
                     Description                          of Period          Expenses        Deductions        Period
FISCAL YEAR ENDED JUNE 30, 2001:

Allowance for doubtful accounts                               $ 159             $ 248         $ (123) (a)       $ 284


Allowance for sales discounts and allowances                  1,168             4,514         (4,579)           1,103
                                                              -----           -------         -------          ------

                                                             $1,327            $4,762        $(4,702)          $1,387
                                                             ======            ======        ========          ======

FISCAL YEAR ENDED JUNE 30, 2000:

Allowance for doubtful accounts                               $ 885             $  65          $ (75) (a)       $ 159
                                                                                                (716) (c)

Allowance for sales discounts and allowances                    260             3,867         (3,675)           1,168
                                                                                  716 (c)
                                                             ------           -------         -------          ------

                                                             $1,145            $4,648        $(4,466)          $1,327
                                                             ======            ======        =======           ======

FISCAL YEAR ENDED JUNE 30, 1999:

Allowance for doubtful accounts                              $1,076              $ 40          $ (40) (a)       $ 885
                                                                                                (191) (b)

Allowance for sales discounts and allowances                    260             3,534         (3,534)             260
                                                             ------           -------         -------          ------

                                                             $1,336            $3,574        $(3,765)          $1,145
                                                             ======            ======        =======           ======

(a)      Uncollectible accounts written off.
(b)      Reduction in allowance.
(c)      Reclassification of accounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

     Director Since     Name                   Age      Position

     1981               Mark M. David          54       Chairman of the Board

     1997               Melvyn Knigin          58       President, Chief
                                                        Executive Officer
                                                        and Director

     1983               Saul Pomerantz         52       Executive Vice
                                                        President, Chief
                                                        Operating Officer,
                                                        Secretary and
                                                        Director

     1996               Joel M. Simon          56       Director

     1996               Gary W. Krat           53       Director

     2001               Michael A. Salberg     49       Director

     Officer Since

     1999               Thomas Rende           40       Chief Financial Officer

Mark M. David was re-elected Chairman of the Board on November 28, 2000. Effective as of July 1, 1999, Mr. David retired as a full-time executive employee of the Company. Mr. David relinquished the position of Chief Executive Officer in February 1999, but remained as Chairman of the Board. He had been Chairman of the Board and Chief Executive Officer from December 1985 to August 1995 and from April 1996 until February 1999, President from April 1983 to December 1987 and Chief Operating Officer of the Company since the merger with Stardust Inc. in 1981 until December 1987. Prior to the merger, he was founder, Executive Vice President and Chief Operating Officer of Sanmark Industries Inc.

Melvyn Knigin was re-elected Chief Executive Officer and to the Board of Directors on November 28, 2000. Mr. Knigin had been appointed Chief Executive Officer in February 1999. Mr. Knigin was appointed to fill a vacancy on the Board of Directors and promoted to Senior Vice President and Chief Operating Officer on February 5, 1997 and was promoted to President on September 4, 1997. Since joining the Company in 1987, he was the President of Cinema Etoile, the Company's upscale intimate apparel division. Prior to joining the Company, he had spent most of his career in the intimate apparel industry.

Saul Pomerantz, CPA, was re-elected to the Board of Directors and Chief Operating Officer on November 28, 2000. Mr. Pomerantz had been appointed Chief Operating Officer in February 1999. Mr. Pomerantz was elected Senior Vice President on December 3, 1987 and was promoted to Executive Vice President on September 4, 1997. Previously, he was Vice President-Finance since 1981. He was Chief Financial Officer from 1982 to February 1999 and has been Secretary of the Company since 1983.

Thomas Rende was re-elected Chief Financial Officer on November 28, 2000. Mr. Rende had been appointed Chief Financial Officer in February 1999. Since joining Movie Star in 1989, Mr. Rende has held various positions within the finance department.

Gary W. Krat was re-elected to the Board of Directors on November 28, 2000. Mr. Krat is currently Chairman Emeritus of SunAmerica, Inc. From 1990 and until his retirement in 1999, Mr. Krat was Senior Vice President of SunAmerica Inc. and Chairman and Chief Executive Officer of SunAmerica Financial Network, Inc. and its six NASD broker dealer companies with nearly ten thousand registered representatives. From 1977 until 1990, Mr. Krat was a senior executive with Integrated Resources, Inc. Prior to joining Integrated Resources, Mr. Krat was a practicing attorney. He has a law degree from Fordham University and a Bachelor of Arts degree from the University of Pittsburgh.

                                     III-1

Joel M. Simon was re-elected to the Board of Directors on November 28, 2000. Mr. Simon is a principal of Crossroads, LLC, a financial consulting firm. Mr. Simon was the President and Chief Executive Officer of Starrett Corporation, a real estate construction, development and management company from March to December 1998. From 1996 to 1998, Mr. Simon was self-employed as a private investor.

Michael A. Salberg was appointed to fill a vacancy on the Board of Directors on May 25, 2001. Mr. Salberg is a practicing attorney in New York and was admitted to the New York bar in 1977. Since 1989, he has been a partner in the New York law firm of Graubard Miller and its predecessors. The Graubard Miller firm and its predecessors have represented the Company as legal counsel for many years. Mr. Salberg received his Juris Doctor degree from New York Law School in 1976 and a Bachelor of Arts degree from the University of Cincinnati in 1973.


ITEM 11. EXECUTIVE COMPENSATION

Report of the Compensation Committee on Executive Compensation
--------------------------------------------------------------

Joel M. Simon, Gary W. Krat and Mark M. David were appointed by the Board of Directors, and each of them agreed to serve, as members of the Compensation Committee (the "Committee").

Following the realignment of senior management which resulted from the retirement of Mark M. David at the end of fiscal year 1999, the Company entered into comprehensive written employment agreements with Melvyn Knigin, who assumed the additional position of Chief Executive Officer, and Saul Pomerantz, who assumed the additional duties of Chief Operating Officer. In addition, Thomas Rende was promoted to the position of Chief Financial Officer. The terms of the employment agreements for Messrs. Knigin and Pomerantz expired on June 30, 2001. Mr. Knigin's employment agreement was extended for an additional term of three years ending on June 30, 2004. Mr. Pomerantz's employment agreement was not extended. Mr. Pomerantz will continue in his position as Executive Vice President and Chief Operating Officer on substantially the same terms as were set forth in the employment agreement that expired on June 30, 2001, except that there will be no term of years. In addition, Mr. Pomerantz and the Company entered into a written agreement providing for the payment of severance benefits to Mr. Pomerantz in the event his employment is terminated under certain circumstances.

Compensation Policies
----------------------

In determining the appropriate levels of executive compensation for fiscal year 2000, the Committee based its decisions on (1) the success of the Company's restructuring of its manufacturing operations, (2) the Company's improved financial condition, (3) the need to retain experienced individuals with proven leadership and managerial skills, (4) the executives' motivation to enhance the Company's performance for the benefit of its shareholders and customers, and (5) the executives' contributions to the accomplishment of the Company's annual and long-term business objectives.

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

Base Salary Compensation
------------------------

Based on recommendations from the Company's Chairman of the Board, the collective business experience of the other Committee members and negotiations with Messrs. Knigin and Pomerantz, the Committee established the base salaries for each of Messrs. Knigin and Pomerantz. Mr. Knigin's base salary is set forth in the written extension of his employment agreement and is fixed at $450,000.00

                                     III-2
for fiscal year 2002, $475,000.00 for fiscal year 2003 and $500,000.00 for fiscal year 2004. Mr. Pomerantz's base salary for fiscal year 2002 is the same as it was for fiscal year 2001. The Committee does not utilize outside consultants to obtain comparative salary information, but believes that the salaries paid by the Company are competitive, by industry standards, with those paid by companies with similar sales volume to the Company. The Committee places considerably more weight on each executive's contribution to the Company's development and maintenance of its sources of supply, manufacturing capabilities, marketing strategies and customer relationships than on the compensation policies of the Company's competitors; however, the Committee does not establish or rely on target levels of performance in any of these areas to arrive at its recommendations.

The current senior executives of the Company have been associated with the Company in senior management positions for periods ranging from twelve to more than twenty-two years. They have been primarily responsible for the formulation and implementation of the Company's recent financial and operational restructuring and provide the Company with a broad range of management skills which are considered by the Committee to be an essential source of stability and a base for the Company's future growth.

Stock Option Grants
-------------------

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

On July 15, 1994, the Committee adopted a new Incentive Stock Option Plan (the "1994 ISOP") to replace the expired 1983 ISOP. The 1994 ISOP authorized the grant of options to purchase up to 2,000,000 shares of the Company's common stock. Options for all of the shares of the Company's common stock under the 1994 ISOP have been granted. As a result of forfeitures by participants, there are presently 160,000 shares available to be granted. All of the Company's management and administrative employees are eligible to receive grants under the 1994 ISOP. Subject to shareholder approval, options under the 1994 ISOP were granted to each of the Company's senior executives (except Mark M. David) on July 15, 1994 at fair market value at that date. As a condition to the grant of options to the Company's senior executives, the Committee required each of the recipients to surrender for cancellation any interest in options granted prior to July 15, 1994. The 1994 ISOP was approved by the Company's Stockholders at the Company's Annual Meeting on December 8, 1994.

On February 21, 2000, the Committee adopted a new Performance Equity Plan (including a new Incentive Stock Option Plan) (the "2000 Plan"). The 2000 Plan authorizes the Company to grant qualified and non-qualified options to participants for the purchase of up to an additional 750,000 shares of the Company's common stock and to grant other stock-based awards to eligible employees of the Company. The 2000 Plan was approved by the Company's shareholders at the Annual Meeting on November 28, 2000.

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

In January 1997, the independent directors serving on the Committee recommended that the Company grant new options under the 1994 ISOP to Saul Pomerantz and Melvyn Knigin at a price equal to the market price for the Company's shares on the date of the grant. The grant of new options to Messrs. Pomerantz and Knigin

                                     III-3
was also subject to the condition that they surrender for cancellation any interest in options granted to them prior to January 29, 1997.

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

Pursuant to the extension of Mr. Knigin's employment agreement, he was granted an additional option to purchase an aggregate of 300,000 shares of the Company's Common Stock. These additional options are to be issued in allotments of 100,000 each on July 1, 2001, July 1, 2002 and July 1, 2003 at a price per share equal to the closing market price of the Company's shares on the American Stock Exchange on the trading day preceding the issuance. The additional options granted to Mr. Knigin are intended to be qualified options under the 1994 ISOP or the 2000 Plan and the Company has agreed that if there are not sufficient shares available under the 2000 Plan, the Company will seek the approval of its shareholders for an amendment of the 2000 Plan providing for an appropriate increase in the number of shares available under the 2000 Plan in order to meet the contractual obligation to Mr. Knigin.

Incentive Compensation
-----------------------

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

In fiscal 2000, the Committee amended the 1998 Incentive Plan to increase the Bonus Pool from 5% to 6.75%. Pursuant to their respective employment agreements, Mr. Knigin was eligible to receive incentive compensation equal to three (3%) percent and Mr. Pomerantz was eligible to receive two (2%) percent of net income before taxes in excess of $1,200,000 for fiscal year 2000. In addition, the Committee determined that Mr. Rende was eligible to participate in the Bonus Pool and awarded him incentive compensation equal to 0.25% of net income before taxes in excess of $1,200,000 for fiscal year 2000. In fiscal year 2001, Messrs. Knigin, Pomerantz and Rende were eligible to receive incentive compensation in the same percentages as the prior fiscal year.

Compensation of the Chief Executive Officer
-------------------------------------------

For fiscal year 2001, the annual base salary paid to the Company's Chief Executive Officer, Melvyn Knigin, pursuant to his employment agreement was $400,000. Mr. Knigin's employment agreement provides for an annual base salary of $450,000 in fiscal year 2002.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

There are no Compensation Committee interlocks or insider participation.

                           Mark M. David
                           Gary W. Krat
                           Joel M. Simon

                                     III-4

                                              Summary Compensation Table


                                                                        LONG-TERM COMPENSATION

                                                                                       RESTRICTED
                                           ANNUAL COMPENSATION                         RESTRICTED
                                           --------------------                         OPTIONS            ALL OTHER
NAME AND PRINCIPAL POSITION   FISCAL YEAR       SALARY ($)        STOCK AWARDS($)      (# SHARES)         COMPENSATION
---------------------------   -----------       ----------        ---------------      ----------         ------------
Mark M. David                 2001                       -               -                 -                   -
Chairman of the Board         2000                       -               -                 -                   -
                              1999                 340,355               -                 -                508,145 (1)

Melvyn Knigin                 2001                 402.340               -             800,000(2)            53,354
President and Chief           2000                 405,127               -             800,000(2)            52,194
Executive Officer of          1999                 405,406               -             600,000(2)            67,495
the Company; Director

Saul Pomerantz                2001                 250,000               -             630,000(3)            29,384
Executive Vice President      2000                 252,254               -             630,000(3)            38,005
and Chief Operating           1999                 228,342               -             500,000(3)            44,996
Officer of the
Company; Director

Thomas Rende                  2001                 167,860               -             175,000(4)            3,283
Chief Financial Officer       2000                 148,843               -             175,000(4)            3,772
                              1999                 126,300               -             105,000(4)              -


(1) Represents annual premiums of $8,145 paid by the Company for a split dollar form of life insurance policy on the life of Mark M. David and an accrual for the retirement payment made to Mr. David in connection with his retirement as a full-time employee of the Company.

(2) Represents options to purchase shares of Common Stock under the 1994 Incentive Stock Option Plan (the "1994 Plan") of which 350,000 shares were granted on January 29, 1997 and 125,000 were granted on November 4, 1998 and 125,000 shares granted on November 4, 1998 under the Company's Non-Qualified Stock Option Plan (the "1988 Plan"). Fiscal Year 2000 also includes 200,000 shares granted on February 22, 2000 pursuant to the 2000 Incentive Stock Option Plan (the "2000 Plan").

(3) Represents options to purchase shares of Common Stock under the 1994 Incentive Stock Option Plan (the "1994 Plan") of which 350,000 shares were granted on January 29, 1997 and 75,000 were granted on November 4, 1998 and 75,000 shares granted on November 4, 1998 under the Company's Non-Qualified Stock Option Plan (the "1988 Plan"). Fiscal Year 2000 also includes 130,000 shares granted on February 22, 2000 pursuant to the 2000 Incentive Stock Option Plan (the "2000 Plan").

(4) Represents options to purchase shares of Common Stock under the 1994 Incentive Stock Option Plan (the "1994 Plan") of which 20,000 shares were granted on July 15, 1994, 50,000 were granted on January 29, 1997 and 35,000 were granted on November 4, 1998. Fiscal Year 2000 also includes 70,000 shares granted on February 22, 2000 pursuant to the 2000 Incentive Stock Option Plan (the "2000 Plan").


                                     III-5

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AS OF AUGUST 31, 2001

The following table sets forth certain information as of August 31, 2001 with respect to the stock ownership of (i) those persons or groups (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who beneficially own more than 5% of the Company's Common Stock, (ii) each director of the Company and (iii) all directors and officers of the Company as a group.

                                           AMOUNT AND NATURE OF
      NAME OF BENEFICIAL OWNER             BENEFICIAL OWNERSHIP                     PERCENT OF CLASS(1)
      ------------------------             ---------------------                    -------------------
      Mark M. David                            3,095,428(2)(6)                             20.5199%
      1115 Broadway
      New York, NY 10010

      HSBC                                       638,690; Direct                            4.2339%
      as Trustee for
      the Movie Star, Inc.
      Employee Stock
      Ownership Plan
      452 Fifth Avenue
      New York, NY 10018

      Mrs. Abraham David                       1,582,159(3)(7)                             10.4883%
      310 North Ocean Blvd.
      Ft. Lauderdale, FL 33308

      Melvyn Knigin                              568,468(4)                                 3.6586%
      1115 Broadway
      New York, NY   10010

      Saul Pomerantz                             549,867(5)                                 3.5377%
      1115 Broadway
      New York, NY    10010

      Thomas Rende                               260,300(12)                                1.7148%
      1115 Broadway
      New York, NY   10010

      Joel M. Simon                               74,166(10)                                0.4917%
      1115 Broadway
      New York, NY   10010

      Gary W. Krat                               253,333(11)                                1.6794%
      1115 Broadway
      New York, NY   10010

      Michael A. Salberg                          93,333(13)                                0.6187%
      600 Third Avenue
      New York, NY   10016

      Abraham David                               25,000;Direct(9)                          0.1657%
      310 North Ocean Blvd.
      Ft. Lauderdale, FL   33308

      All directors and officers as a group    6,477,054(2)(4)(5)(8)(10)(11) (12)(13)      40.2529%
      (7 persons)

-----------------
(1) Based upon 15,084,975 shares (excluding 2,016,802 treasury shares) outstanding and options, where applicable, to purchase shares of Common Stock, exercisable within 60 days.

(2)      Includes 336,072 shares owned by his spouse.

                                     III-6

(3) Includes 542,697 shares owned by Annie David as a trustee for the benefit of her daughters, Marcia Sussman and Elaine Greenberg and her grandchildren, Michael Sussman and David Greenberg.

(4) Includes options granted to Melvyn Knigin for 342,968 shares pursuant to the 1994 Plan, 50,000 pursuant to the 1988 Plan and 60,000 pursuant to the 2000 Plan exercisable within 60 days and 100,000 shares subject to the Affiliates Agreement (see Item 13(a)).

(5) Includes options granted to Saul Pomerantz for 338,957 shares and Shelley Pomerantz for 50,000 shares (his wife who also is employed by the Company) pursuant to the 1994 Plan, 30,000 pursuant to the 1988 Plan and 39,000 pursuant to the 2000 Plan exercisable within 60 days, 66,666 shares subject to the Affiliates Agreement (see Item 13(a)); and 244 shares owned by his spouse and 8,000 shares held jointly with his spouse.

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

(10)     Includes 26,666 shares subject to the Affiliates Agreement (see Item
         13(a)).

(11)     Includes 233,333 shares subject to the Affiliates Agreement (see Item
         13(a)).

(12) Represents options granted to Thomas Rende for 74,000 shares, pursuant to the 1994 Plan, and 21,000 pursuant to the 2000 Plan exercisable within 60 days, 46,000 shares held jointly with his spouse, 3,300 shares owned by his spouse and 116,000 shares subject to the Affiliates Agreement (see Item 13(a)).

(13) Includes 93,333 shares owned by Mr. Salberg's wife, subject to the Affiliates Agreement (see Item 13(a)).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) In December 1997, certain of the officers and directors of the Company (other than Mr. David), the Company's counsel and/or members of their families (collectively, the "Affiliates"), purchased from unrelated third parties 8% Convertible Senior Notes of the Company in the aggregate face amount of $278,500 (the "Notes"). The Affiliates entered into a written Agreement with the Company dated December 7, 1997 (the "Affiliates Agreement") pursuant to which they agreed to (i) certain restrictions on the circumstances under which the Notes and the shares of Common Stock underlying the Notes could be sold or transferred, and (ii) granted the Company the right to purchase the shares of Common Stock underlying the Notes at a price equal to ninety (90%) of the market price at the time any of the Affiliates is permitted under the Affiliates Agreement to sell the shares of Common Stock in the open market and wishes to do so. As required by the Affiliates Agreement, all of the Affiliates converted the Notes into shares of Common Stock on March 31, 1999. These restrictions expired on January 2, 2001.

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


                    Included in Part II, Item 8 of this report:

                    Independent Auditors' Report                                          F-1

                    Consolidated Balance Sheets at June 30, 2001 and 2000                 F-2

                    Consolidated Statements of Income for the fiscal
                    years ended June 30, 2001, 2000 and 1999                              F-3

                    Consolidated Statements of Shareholders' Equity for
                    the fiscal years ended June 30, 2001, 2000 and 1999                   F-4

                    Consolidated Statements of Cash Flows for the
                    fiscal years ended June 30, 2001, 2000 and 1999                 F-5 - F-6


                    Notes to Consolidated Financial Statements                     F-7 - F-20


             2.     SCHEDULE


                    For the fiscal years ended June 30, 2001, 2000 and 1999:


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

(a)  3.  EXHIBITS

     Exhibit
     Number               Exhibit                                    Method of Filing
     --------             --------                                   ----------------
     3.1                  Certificate of Incorporation               Incorporated by reference
                                                                     to Form 10-K for fiscal year
                                                                     ended June 30, 1988 and
                                                                     filed on October 13 1988.


     3.1.1                Amended Certificate of                     Incorporated by reference
                          Incorporation                              to Form 10-K for fiscal
                                                                     year ended June 30, 1992
                                                                     and filed on September 25,
                                                                     1992


     3.1.2                Amended Certificate of                     Incorporated by reference
                          Incorporation                              to Form 8 Amendment to
                                                                     Form 10-K for fiscal
                                                                     year ended June 30, 1992
                                                                     and filed on January 19, 1993


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
(Continued)

     Exhibit
     Number               Exhibit                                    Method of Filing
     --------             --------                                   ----------------
     10.1                 Agreement of Sale dated                    Incorporated by reference
                          December 12, 1983, as amended              to Exhibits to
                          January 31, 1984, among Industrial         Registration Statement
                          Development Authority of                   Form S-2 (No. 33-7837)
                          Russell County (Virginia), the Company     filed October 10, 1986.
                          and the Bankers Trust Company, with
                          attendant Deed and Bill of Sale, Deed of
                          Trust, Assignment, and Promissory Note
                          in the sum of $3,000,000.


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
(Continued)

     Exhibit
     Number               Exhibit                                    Method of Filing
     --------             --------                                   ----------------
     10.5.7               Letter Agreement dated as of               Incorporated by reference to
                          June 28, 1999 between Rosenthal &          Form 10-K for the fiscal year ended
                          Rosenthal, Inc. and the Company            June 30, 1999 and filed on
                          modifying and extending the                September 28, 1999.
                          Financing Agreement dated April 24,
                          1996.


     10.5.8               Letter Agreement dated as of September     Incorporated by referenve to
                          13, 2000 between Rosenthal & Rosenthal     Form 10-K for the fiscal year ended
                          and the Company amending Financing         June 30,2000 and filed on
                          Agreement dated April 24, 1996.            September 27, 2000.


     10.5.9               Letter Agreement dated as of July 31,      Filed Herewith.
                          2001 between  Rosenthal & Rosenthal,
                          Inc. and the Company further amending,
                          modifying and extending the Financing
                          Agreement dated April 24, 1996.


     10.5.10              Letter Agreement dated as of August 8,     Filed Herewith.
                          2001 between Rosenthal & Rosenthal, Inc.
                          and the Company further amending,
                          modifying and extending the Financing
                          Agreement dated April 24, 1996.


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


     10.10                Prototype of Contract of                   Incorporated by referenceto
                          Purchaseperiodically entered into between  Form 10-K for fiscal
                          the Company and Sears, Roebuck             year ended June 30, 1993
                          and Company.                               and filed on September 18, 1993.



     Exhibit
     Number               Exhibit                                    Method of Filing
     --------             --------                                   ----------------

     10.11                Agreement dated as of July 1, 1999         Incorporated by reference to
                          between Mark M. David and the Company      Form 10-K for fiscal year ended
                          providing for retirement benefits to Mr.   June 30, 1999 and filed on September 28,
                          David.                                     1999.


     10.12                Agreement dated as of July 1, 1999         Incorporated by reference to
                          between Mark M. David and the Company      Form 10-K for fiscal year ended
                          for Mr. David's consulting services.       June 30, 1999 and filed on September 28,
                                                                     1999.


     10.13                Employment Agreement dated as of           Incorporated by reference to
                          February 22, 2000 between Saul Pomerantz   Form 10-Q for the quarter ended
                          and the Company.                           March 31, 2000 and filed on
                                                                     May 15, 2000.

     10.14                Employment Agreement dated as of           Incorporated by reference to
                          February 22, 2000 between Melvyn Knigin    Form 10-Q for the quarter ended
                          and the Company.                           March 31, 2000 and filed on
                                                                     May 15, 2000.


     10.15                Agreement regarding severance benefits     Filed Herewith
                          dated as of  July  1, 2001 between
                          Saul Pomerantz and the Company


     10.16                Modification and Extension of Employment   Filed Herewith.
                          Agreement dated as of  April, 2001
                          between Melvyn Knigin and the Company


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

September 26, 2001

MOVIE STAR, INC.

                                          By:  /s/ Mark M. David
                                               _____________________________
                                               MARK M. DAVID, Chairman
                                               of the Board


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated.


     /s/ Mark M. David
     ___________________________________   Chairman of the Board               September 26, 2001
     MARK M. DAVID

     /s/ Melvyn Knigin
     ___________________________________   President; Chief                    September 26, 2001
     MELVYN KNIGIN                         Executive Officer; Director

     /s/ Saul Pomerantz
     __________________________________    Executive Vice President;           September 26, 2001
     SAUL POMERANTZ                        Chief Operating Officer;
                                           Secretary & Director

     /s/ Thomas Rende
     ___________________________________   Principal Financial &               September 26, 2001
     THOMAS RENDE                          Accounting Officer

     /s/ Gary W. Krat
     ___________________________________   Director                            September 26, 2001
     GARY W. KRAT

     /s/ Joel M. Simon
     ___________________________________   Director                            September 26, 2001
     JOEL M. SIMON

     /s/ Michael A. Salberg
     ___________________________________   Director                            September 26, 2001
     MICHAEL A. SALBERG


                                  EXHIBIT INDEX

EXHIBIT NO.           DESCRIPTION



 10.5.9 Letter Agreement dated as of July 31, 2001 between Rosenthal & Rosenthal, Inc. and the Company further amending, modifying and extending the Financing Agreement dated April 24, 1996.


 10.5.10              Letter Agreement dated as of August 8,
                      2001 between Rosenthal & Rosenthal, Inc.
                      and the Company further amending,
                      modifying and extending the Financing
                      Agreement dated April 24, 1996.


 10.15                Agreement regarding severance benefits
                      dated as of  July  1, 2001 between Saul
                      Pomerantz and the Company


 10.16                Modification and Extension of Employment
                      Agreement dated as of  April, 2001
                      between Melvyn Knigin and the Company


21                    Subsidiary of the Company


23                    Independent Auditors' Consent