Form 10-Q
period 2001-09-30
MOVIE STAR INC /NY/
filed 2001-11-14
CIK 93631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


            Quarterly Report Under Section 13 or 15(d) of the
       X    Securities Exchange Act of 1934
      ---

      For the quarter ended September 30, 2001


             Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      ---

      For the transition period from                 to
                                     ---------------   --------------

      Commission File Number       1-5893
                             -----------------------------------------


                               MOVIE STAR, INC.
      ---------------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

                New York                            13-5651322
      --------------------------------    ---------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification
      incorporation or organization)       Number)

                   1115 Broadway, New York, N.Y.  10010
      -----------------------------------------------------------------------
      (Address of principal executive offices)   (Zip Code)

                              (212) 684-3400
      ----------------------------------------------------------------------
          (Registrant's telephone number, including area code)

----------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report.)

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

      The number of common shares outstanding on October 31, 2001 was 15,084,975.

                                MOVIE STAR, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)


                                                                   September 30,      June 30,
                                                                       2001              2001*
                                                                   ------------       --------
                                                                   (Unaudited)
                                     Assets


Current Assets
 Cash                                                              $    401           $   261
 Receivables, net                                                    12,726             7,859
 Inventory                                                           11,870            11,947
 Prepaid expenses and other current assets                            2,284             2,544
                                                                   --------            ------
        Total current assets                                         27,281            22,611

Property, plant and equipment, net                                    1,431             2,217
Other assets                                                          2,969             2,971
                                                                   --------            ------

        Total assets                                                $31,681           $27,799
                                                                    =======           =======

                         Liabilities and Shareholders' Equity

Current Liabilities
 Notes payable                                                     $ 14,948          $  3,734
 Current maturities of long-term debt and
   capital lease obligations                                             63             6,593
 Accounts payable and accrued expenses                                3,177             4,351
                                                                   --------            ------
         Total current liabilities                                   18,188            14,678
                                                                   --------            ------

Long-term debt and capital lease obligations                             57                70
                                                                   --------            ------

Deferred lease liability                                                 58                30
                                                                   --------            ------

Commitments and Contingencies                                             -                 -

Shareholders' equity
 Common stock, $.01 par value - authorized
  30,000,000 shares; issued 17,102,000 shares in
  September 2001 and 16,954,000 in June 2001                            171               170
 Additional paid-in capital                                           4,147             4,092
 Retained earnings                                                   12,678            12,377
                                                                   --------            ------
                                                                     16,996            16,639

 Less: Treasury stock, at cost - 2,017,000 shares                     3,618             3,618
                                                                   --------            ------

         Total shareholders' equity                                  13,378            13,021
                                                                   --------            ------

Total liabilities and shareholders' equity                          $31,681            $27,799
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

                                MOVIE STAR, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                         Three Months Ended
                                                                            September 30,
                                                                    --------------------------
                                                                       2001             2000
                                                                    --------          --------
Net sales                                                           $14,963           $17,251
Cost of sales                                                        10,813            11,805
                                                                    -------           -------
  Gross profit                                                        4,150             5,446


Selling, general and administrative expenses                          3,450             3,654
                                                                    -------           -------

  Operating income from continuing operations                           700             1,792

Interest income                                                          (1)               (1)
Interest expense                                                        273               434
                                                                    -------           -------

  Income from continuing operations before income taxes                 428             1,359
Income taxes                                                            170                27
                                                                    -------           -------

  Income from continuing operations                                     258             1,332

Discontinued operations
  Income (loss) from operations of discontinued retail
    stores, net of income taxes                                          43               (62)
                                                                    -------           -------

  Net income                                                        $   301          $  1,270
                                                                    =======          ========

  BASIC NET INCOME (LOSS) PER SHARE
    From continuing operations                                         $.02              $.09
    From discontinued operations                                          -                 -
                                                                    -------           -------
    Net income per share                                               $.02              $.09
                                                                    =======           =======

  DILUTED NET INCOME (LOSS) PER SHARE
    From continuing operations                                         $.02             $.09
    From discontinued operations                                          -             (.01)
                                                                    -------           ------
    Net income per share                                               $.02             $.08
                                                                    =======           ======

Basic weighted average number of shares outstanding                  15,085           14,897
                                                                    =======           ======
Diluted weighted average number of shares outstanding                15,137           15,419
                                                                    =======           ======

See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                Three Months Ended
                                                                                   September 30,
                                                                           --------------------------
                                                                               2001            2000
                                                                           -----------       --------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
 Net income                                                                    $ 301         $ 1,270
   Adjustments to reconcile net income to net cash used in
     continuing operating activities:
   Depreciation and amortization                                                 104             140
   Provision for allowance for doubtful accounts                                 348             463
   Deferred income taxes                                                          29               -
   Deferred lease liability                                                       28               -
  (Gain) loss on discontinued operations                                         (43)             62
 (Increase) decrease in operating assets:
   Receivables                                                                (5,215)         (6,407)
   Inventory                                                                      77            (447)
   Prepaid expenses and other current assets                                     260             207
   Other assets                                                                  (34)            374
  Decrease in operating liabilities:
   Accounts payable and accrued expenses                                      (1,120)         (1,198)
                                                                              ------           ------

    Net cash used in continuing operating activities                          (5,265)         (5,536)
                                                                              ------           ------

 CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                     (47)            (33)
  Proceeds from sale of property, plant and equipment                            729             105
                                                                              ------           ------

      Net cash provided by continuing investing activities                       682              72
                                                                              ------           ------

 CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
  Repayments on and purchases of long-term debt and
    capital lease obligations                                                 (6,487)            (30)
  Proceeds from revolving line of credit, net                                 11,214           5,018
                                                                              ------           ------

      Net cash provided by continuing financing activities                     4,727           4,988
                                                                              ------           ------

     Cash (used in) provided by discontinued operations                           (4)            124
                                                                              ------           ------

 NET INCREASE (DECREASE) IN CASH                                                 140            (352)
 CASH, beginning of period                                                       261             712
                                                                              ------           ------

 CASH, end of period                                                          $  401           $ 360
                                                                              ======           ======


                                                                                            (Cont'd)




                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                Three Months Ended
                                                                                   September 30,
                                                                           --------------------------
                                                                               2001            2000
                                                                           -----------       --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during period for:
     Interest                                                               $  475            $ 148
                                                                            ======            =====


SUPPLEMENTAL DISCLOSURES OF NONCASH
  FINANCING ACTIVITIES:
  Conversion of long-term debt for common stock                             $  (56)            $  -
  Issuance of common stock                                                      56                -
                                                                            ------             ----
                                                                            $    -             $  -
                                                                            ======             ====



                                                                                        (Concluded)






See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.
         NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS




1. In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001 and the results of operations for the interim periods presented and cash flows for the three months ended September 30, 2001 and 2000, respectively.


      The consolidated condensed financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's year-end consolidated financial statements. The year-end consolidated condensed balance sheet was derived from the Company's audited financial statements. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in the 2001 Annual Report on Form 10-K.



2.    The inventory consists of the following (in thousands):

                                       September 30,           June 30,
                                            2001                2001
                                       -------------           -------

          Raw materials                  $  1,444            $  2,204
          Work-in process                     484                 692
          Finished goods                    9,942               9,051
                                           ------              ------
                                         $ 11,870            $ 11,947
                                         ========             =======



3. On September 4, 2001, the Company paid its 8% Senior Notes of $2,284,000 at maturity and its 12.875% Subordinated Debentures of $4,180,000 one-month early utilizing its three-year credit facility. Additionally, in July 2001, non-affiliated holders of $55,500 in principal amount of the 8% Convertible Senior Notes converted their Notes into approximately 148,000 shares of the Company's common stock.

4. Net Income Per Share - The Company's calculation of Basic and Diluted Net Income Per Share are as follows (in thousands, except per share amounts):

                                                                      Three Months Ended
                                                                          September 30,
                                                                         2001        2000
                                                                       -------     -------
          BASIC:
       Income from continuing operations to common shareholders         $ 258       $ 1,332
       Income (loss) from discontinued operations                          43           (62)
                                                                        -----       -------
       Net income attributable to common shareholders                   $ 301       $ 1,270
                                                                        =====       =======

       Basic weighted average number of shares outstanding             15,085        14,897
                                                                       ======        ======

       Basic net income per share:
         From continuing operations                                      $.02          $.09
         From discontinued operations                                       -             -
                                                                         ----          ----
       Basic net income per share                                        $.02          $.09
                                                                         ====          ====

          DILUTED:
       Income from continuing operations to common shareholders         $ 258       $ 1,332
       Income (loss) from discontinued operations                          43           (62)
       Plus: Interest Expense on 8% Convertible Senior Notes                -             1
                                                                        -----       -------
       Adjusted net income attributable to common shareholders          $ 301       $ 1,271
                                                                        =====       =======

       Weighted average number of shares outstanding                   15,085        14,897
       Plus: Shares Issuable Upon Conversion of
                 8% Convertible Senior Notes                                -           191
               Shares Issuable Upon Conversion of Stock Options            36           311
               Shares Issuable Upon Conversion of Warrants                 16            20
                                                                        -----        ------
       Total average number of equivalent shares outstanding           15,137        15,419
                                                                       ======        ======

       Diluted net income (loss) per share:
         From continuing operations                                      $.02          $.09
         From discontinued operations                                       -          (.01)
                                                                         ----          ----
       Diluted net income per share                                      $.02          $.08
                                                                         ====          ====

       Options to purchase 620,000 shares of common stock at prices ranging from $.6875 to $1.125 per share and options to purchase 185,000 shares of common stock at prices ranging from $.875 to $1.75 per share were outstanding as of September 30, 2001 and 2000,respectively, but were not included in the computation of diluted net income per share since they would be considered antidilutive. In addition, in the three-month period ended September 30, 2000, no potential common shares have been included in the calculation of diluted net income per share from discontinued operations because of the loss reported.


5. During fiscal 2001, the Company closed its remaining distribution facility located in Lebanon, Virginia. The action was taken by the Company to enhance the Company's competitiveness, to reduce expenses and to improve efficiencies. In September 2001, the Company sold its two non-operating facilities for $729,000. No gain or loss was recognized during the period. As of September 30, 2001, the remaining accruals relating to severance and other employee benefits and exit costs aggregate $8,000.


6. In December 2000, management authorized the shutdown of the retail segment and ceased all operations in March 2001. Accordingly, operating results of this segment have been reclassified as income from discontinued operations.

        The Company also reclassified the income (loss) from operations of discontinued operations of $43,000 and $(62,000), net of income taxes (benefit) of $29,000 and $(1,000) for the three months ended September 30, 2001 and 2000, respectively, to income from operations of discontinued retail stores.

        In the quarter ended September 30, 2001, the Company recognized a gain on the remaining property relating to the retail segment of $55,000 and recorded income of $17,000 due to the reversal of certain liabilities no longer deemed necessary.

        Operating results of discontinued operations are as follows (in thousands, unaudited):


                                                            Three Months Ended
                                                              September 30,
                                                             2001       2000
                                                            -----      ------

       Net sales                                            $  -       $1,343
       Costs and expenses, net of other income               (72)       1,406
       Income taxes                                           29           (1)
                                                            ----       ------
       Net income (loss) from discontinued operations       $ 43       $  (62)
                                                            ====       ======


       The net assets and liabilities of discontinued operations included in the accompanying consolidated condensed balance sheets are as follows (in thousands, unaudited):

                                                        September 30,   June 30,
                                                            2001         2000
                                                         ------------   -------

       Cash                                                 $  1        $ 12
       Property, plant and equipment, net                      -         106
       Other assets                                          189         218
                                                            ----        ----
       Total assets of discontinued operations              $190        $336
                                                            ====        ====

       Accounts payable and accrued expenses                $ 74        $105
                                                            ----        ----
       Total liabilities of discontinued operations         $ 74        $105
                                                            ====        ====


       As of September 30, 2001, the Company has $74,000 accrued for certain commitments relating to the winding down of the retail operations and a deferred tax asset of $189,000 primarily due to net operating loss carryforwards.

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

Results of Continuing Operations
--------------------------------

Net sales for the three months ended September 30, 2001 decreased $2,288,000 to $14,963,000 from $17,251,000 in the comparable period in 2000. The decrease in sales was due primarily to a soft retail environment and a reduction in programs with certain customers.

The gross profit percentage decreased to 27.7% for the three months ended September 30, 2001 from 31.6% in the similar period in 2000. The lower margins resulted primarily from increased pricing pressures from certain customers and an increase in the sale of excess inventory at discounted prices.

Selling, general and administrative expenses were $3,450,000, or 23.1% of net sales for the three months ended September 30, 2001, as compared to $3,654,000, or 21.2% of net sales for the similar period in 2000. This decrease of $204,000 resulted from a decrease in salary expense, shipping expense and commissions partially offset by an increase in rent expense.

Income from operations decreased to $700,000 for the three months ended September 30, 2001, from $1,792,000 for the similar period in 2000. This decrease was due to lower sales and margins partially offset by lower selling, general and administrative expenses.

Interest expense for the three months ended September 30, 2001 decreased by $161,000 to $273,000 from $434,000 in the comparable period in 2000, due to overall lower borrowing levels and lower interest rates.

The Company's income tax rate was 40% in the first quarter of fiscal 2002 compared to 2% in the first quarter of fiscal 2001. This increase was due to the reversal of the valuation allowance on the Company's deferred tax assets in the fourth quarter of fiscal 2001.

The Company provided for income taxes of $170,000 for the three months ended September 30, 2001, as compared to a $27,000 income tax provision for the same period in 2000.

Results of Discontinued Operations
----------------------------------

In December 2000, the Company determined to dispose of the majority of the assets of the retail division. Accordingly, the operating results of this division have been reclassified as discontinued operations.

The retail division had income from discontinued operations of $43,000 for the three months ended September 30, 2001 as compared to a loss from discontinued operations of $62,000 for the similar period in 2000. The income in the current period relates to the sale of certain assets that were fully depreciated.

Net Income
----------

The Company had net income of $301,000 and $1,270,000 for the three months ended September 30, 2001 and 2000, respectively. The decrease in net income was due to lower sales and margins and a higher income tax in the current year, offset partially by a decrease in selling, general and administrative expenses and lower interest costs.


Liquidity and Capital Resources
-------------------------------

For the three months ended September 30, 2001, the Company's working capital increased by $1,160,000 to $9,093,000, primarily from profitable operations and the sale of non-operating assets offset partially by the payment of long-term debt.

During the three months ended September 30, 2001, cash increased by $140,000. The Company used cash of $5,265,000 in its operations, $47,000 for the purchase of fixed assets and $6,487,000 for the repayment of long-term debt and the payment of lease obligations and $4,000 in its discontinued operations. The net proceeds from short-term borrowings of $11,214,000 and the sale of certain non-operating assets aggregating $729,000 funded these activities.

Receivables at September 30, 2001 increased by $4,867,000 to $12,726,000 from $7,859,000 at June 30, 2001. The increase is due to normal seasonal shipping fluctuations in the Company's intimate apparel division within the period.

Inventory at September 30, 2001 decreased by $77,000 to $11,870,000 from $11,947,000 at June 30, 2001.

During the quarter ended September 2001, the Company sold two non-operating facilities located in Virginia and a one retail store located in Mississippi, for approximately $780,000.

In July 2001, holders of $55,500 in principal amount of the Company's 8% Convertible Senior Notes converted their Notes into 148,000 shares of the Company's common stock, par value $.01.

On September 4, 2001, the Company paid the remaining balance of $4,180,000 of its 12.875% Subordinated Debentures, $2,283,000 of its 8% Senior Notes, and $1,000 (the unconverted portion) of its 8% Convertible Senior Notes. The Company utilized its secured revolving line of credit to make these payments. The Company's has a secured revolving line of credit of up to $30,000,000. The revolving line of credit expires July 1, 2004 and is sufficient for the Company's projected needs for operating capital and letters of credit to fund the purchase of imported goods through July 1, 2004. Direct borrowings under this line bear interest at the prime rate of Chase Manhattan Bank but not less than 6% per annum. Availability under the line of credit is subject to the Company's compliance with certain agreed upon financial formulas. Under the terms of this financing, the Company has agreed to pledge substantially all of its assets, except the Company's real property.

Management believes the available borrowing under its secured revolving line of credit, along with anticipated internally generated funds, will be sufficient to cover its working capital requirements through July 1, 2004.

The Company does not anticipate making any purchases of its stock and anticipates that capital expenditures for fiscal 2002 will be less than $350,000.

Recently Issued Accounting Standards
------------------------------------

In June 2001, the Financial Accounting Standards Board (the "FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

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

In October of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121 but retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. However, SFAS No. 144 applies the fair value method for testing of impairment, which differs from SFAS No, 121. SFAS No, 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 as it pertains to disposal of a business segment but retains the requirement of that opinion to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as led for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact on the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

Imports
-------

The Company's transactions with its foreign manufacturers and suppliers are subject to the risks of doing business abroad, including any instability that might be associated with ongoing military actions against terrorism. In recent months, the Company has increased its purchases of its finished goods from manufacturers in Pakistan; however, to date the Company has not experienced any interruption in the supply of finished goods from Pakistan. In light of recent events, the Company has begun to identify alternative sources of supply outside of this region to meet the needs of its customers. The Company's import and offshore operations are subject to constraints imposed by agreements between the United States and a number of foreign countries in which the Company does business. These agreements impose quotas on the amount and type of goods that can be imported into the United States from these countries. Such agreements also allow the United States to impose, at any time, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits. The Company's imported products are also subject to United States customs duties and, in the ordinary course of business, the Company is from time to time subject to claims by the United States Customs Service for duties and other charges. The United States and other countries in which the Company's products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust presently prevailing quotas, duty or tariff levels, which could adversely affect the Company's operations and its ability to continue to import products at current or increased levels. The Company cannot predict the likelihood or frequency of any such events occurring.

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


                                MOVIE STAR, INC.


                                         By: /s/ MELVYN KNIGIN
                                            ----------------------------------
                                            MELVYN KNIGIN
                                            President; Chief Executive Officer


                                         By: /s/ THOMAS RENDE
                                            ----------------------------------
                                            THOMAS RENDE
                                            Chief Financial Officer


November 14, 2001