Form 10-Q
period 2001-12-31
MOVIE STAR INC /NY/
filed 2002-02-14
CIK 93631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           X    Quarterly Report Under Section 13 or 15(d) of the
          ---   Securities Exchange Act of 1934


                For the quarter ended December 31, 2001


                Transition Report Pursuant to Section 13 or 15(d) of the
          ---   Securities Exchange Act of 1934


      For the transition period from                 to
                                     ---------------   --------------

      Commission File Number       1-5893
                             -----------------------------------------


                                MOVIE STAR, INC.
 ------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            New York                               13-5651322
-----------------------------------         -----------------------------------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)              Identification Number)

                       1115 Broadway, New York, N.Y. 1001
 -------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

      The number of common shares outstanding on January 31, 2002 was 15,084,975.


                                MOVIE STAR, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     (In Thousands, Except Number of Shares)



                                                                                            December 31,        June 30,
                                                                                                 2001            2001*
                                                                                             -----------       --------
                                                                                             (Unaudited)

                                     Assets

Current Assets
 Cash                                                                                        $   209           $   261
 Receivables, net                                                                              8,017             7,859
 Inventory                                                                                    10,977            11,947
 Prepaid expenses and other current assets                                                     2,307             2,544
                                                                                              ------            ------
        Total current assets                                                                  21,510            22,611

Property, plant and equipment, net                                                             1,400             2,217
Other assets                                                                                   2,990             2,971
                                                                                              ------            ------

        Total assets                                                                         $25,900           $27,799
                                                                                             =======           =======

                      Liabilities and Shareholders' Equity

Current Liabilities
 Notes payable                                                                               $ 8,157           $ 3,734
 Current maturities of long-term debt and capital lease obligations                               49             6,593
 Accounts payable and accrued expenses                                                         3,786             4,351
                                                                                              ------            ------
         Total current liabilities                                                            11,992            14,678
                                                                                              ------            ------

Capital lease obligations                                                                         50                70
                                                                                              ------            ------

Deferred lease liability                                                                          85                30
                                                                                              ------            ------

Commitments and Contingencies                                                                     -                  -

Shareholders' equity
 Common stock, $.01 par value - authorized 30,000,000 shares; issued 17,102,000 shares in December 2001
   and 16,954,000 in June 2001                                                                   171               170
 Additional paid-in capital                                                                    4,147             4,092
 Retained earnings                                                                            13,073            12,377
                                                                                              ------            ------
                                                                                              17,391            16,639

 Less: Treasury stock, at cost - 2,017,000 shares                                              3,618             3,618
                                                                                              ------            ------

         Total shareholders' equity                                                           13,773            13,021
                                                                                              ------            ------

Total liabilities and shareholders' equity                                                   $25,900           $27,799
                                                                                             =======           =======


* Derived from audited financial statements.

See notes to consolidated condensed unaudited financial statements.


                                MOVIE STAR, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                              Three Months Ended             Six Months Ended
                                                                                   December 31,                 December 31,
                                                                              -------------------            -------------------
                                                                               2001          2000            2001            2000

Net sales                                                                   $15,354        $19,880           $30,317        $37,131
Cost of sales                                                                10,893         14,015            21,706         25,820
                                                                             -------        -------            -------       -------
  Gross profit                                                                4,461          5,865             8,611         11,311

Selling, general and administrative expenses                                  3,575          4,152             7,025          7,806
Loss on closing of distribution facility                                          -          1,008                            1,008
                                                                             ------        -------            -------        ------

  Operating income from continuing operations                                   886            705             1,586          2,497

Interest income                                                                  (1)            (2)               (2)            (3)
Interest expense                                                                228            446               501            880
                                                                             -------        -------            -------        ------
  Income from continuing operations before income taxes and
    extraordinary gain                                                          659            261             1,087          1,620
Income taxes                                                                    264              5               434             32
                                                                              ------        -------            -------        ------

  Income from continuing operations before extraordinary gain                   395            256               653          1,588

Discontinued operations
  Income from operations of discontinued retail stores, net of income
    taxes                                                                         -            251                43            189
  Loss on disposal of discontinued retail stores, including provision
    for operating losses during phase-out period, net of income taxes             -           (731)                -           (731)
                                                                              ------        -------            -------        ------

  Income (loss) before extraordinary gain                                       395           (224)              696          1,046

Extraordinary gain on purchases of subordinated debentures, net of
    income taxes                                                                  -            348                  -           348
                                                                             ------        -------            -------        ------

  Net income                                                                  $ 395          $ 124             $ 696        $ 1,394
                                                                             ======        =======            ======        =======

  BASIC NET INCOME (LOSS) PER SHARE
    From continuing operations                                                $ .03          $.02               $.05           $.11
    From discontinued operations                                                 -           (.03)                 -           (.04)
    From extraordinary gain                                                      -            .02                  -            .02
                                                                              ------        -------            -------        ------
    Net income per share                                                      $ .03          $.01               $.05           $.09
                                                                              ------        -------            -------        ------

  DILUTED NET INCOME (LOSS) PER SHARE
    From continuing operations                                                $.03           $.02               $.05           $.11
    From discontinued operations                                                 -           (.03)                 -           (.04)
    From extraordinary gain                                                      -            .02                 -             .02
                                                                            ------        -------             ------         ------
    Net income per share                                                      $.03           $.01              $.05           $.09
                                                                            ======        =======             ======         =======

Basic weighted average number of shares outstanding                         15,085         14,897             15,085         14,897
                                                                            ======        =======             ======         ======
Diluted weighted average number of shares outstanding                       15,110         15,313             15,134         15,366
                                                                            ======        =======             ======         ======

See notes to consolidated condensed unaudited financial statements.


                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                                                    Six Months Ended
                                                                                                      December 31,

                                                                                             2001                   2000
                                                                                       ----------------          -----------

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
 Net income                                                                                       $ 696          $ 1,394
    Adjustments to reconcile net income to net cash provided by continuing operating activities:
    Extraordinary gain on purchases of subordinated debentures
      and senior notes                                                                                -              (348)
    Depreciation and amortization                                                                   200              279
    Provision for allowance for doubtful accounts                                                    88              282
    Non-cash impairment charge                                                                        -              915
    Deferred income taxes                                                                            29                -
    Deferred lease liability                                                                         55                -
  (Gain) loss on discontinued operations                                                            (43)             542
 (Increase) decrease in operating assets:
    Receivables                                                                                    (246)           (1,520)
    Inventory                                                                                       970            2,162
    Prepaid expenses and other current assets                                                       237               53
    Other assets                                                                                    (56)              284
  Decrease in operating liabilities:
    Accounts payable and accrued expenses                                                          (515)             (416)
                                                                                                 -------         --------

    Net cash provided by continuing operating activities                                           1,415             3,627
                                                                                                  ------          --------

 CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                        (111)             (70)
  Proceeds from sale of property, plant and equipment                                                729              105
                                                                                                  ------         --------
      Net cash provided by continuing investing activities                                           618               35
                                                                                                  ------         --------

 CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
  Repayments on and purchases of long-term debt and
    capital lease obligations                                                                    (6,508)          (2,883)
  Proceeds from (repayment of) revolving line of credit, net                                      4,423           (1,105)
                                                                                                 ------          --------

      Net cash used in continuing financing activities                                           (2,085)           (3,988)
                                                                                                 ------          --------

     Cash provided by discontinued operations                                                         -                66
                                                                                                -------           -------

 NET DECREASE IN CASH                                                                               (52)             (260)
 CASH, beginning of period                                                                          261               712
                                                                                                 ------          --------

 CASH, end of period                                                                              $ 209            $  452
                                                                                                 ======          ========

                                                                                                                (Cont'd)





                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)




                                                                                                      Six Months Ended
                                                                                                        December 31,
                                                                                                      ----------------
                                                                                                  2001              2000
                                                                                                 ------             ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during period for:
     Interest                                                                                     $ 707             $ 927
                                                                                                  =====             =====

     Income taxes (net of refunds received)                                                       $   2              $ 43
                                                                                                  =====             =====


SUPPLEMENTAL DISCLOSURES OF NONCASH
  FINANCING ACTIVITIES:
  Conversion of long-term debt for common stock                                                    $(56)             $  -
  Issuance of common stock                                                                           56                 -
                                                                                                  -----             -----
                                                                                                    $ -              $  -
                                                                                                  =====             =====



                                                                                                                   (Concluded)





See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.
         NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of December 31, 2001 and the results of operations for the interim periods presented and cash flows for the six months ended December 31, 2001 and 2000, respectively.

       The condensed consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's year-end consolidated financial statements. The year-end consolidated condensed balance sheet was derived from the Company's audited financial statements. The results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in the 2001 Annual Report on Form 10-K.


2.     The inventory consists of the following (in thousands):

                                       December 31,                June 30,
                                         2001                       2001
                                       -----------              -----------

          Raw materials                  $1,329                   $2,204
          Work-in process                   452                      692
          Finished goods                  9,196                    9,051
                                         ------                   ------
                                        $10,977                  $11,947
                                        =======                  =======


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

       During September 2000, the Company purchased $10,000 in principal amount of its 12.875% Subordinated Debentures. The Company further reduced its final payment due in October 2001 with these debentures.

4. Net Income Per Share - The Company's calculation of Basic and Diluted Net Income Per Share are as follows (in thousands, except per share amounts):

                                                                      Three Months Ended          Six Months Ended
                                                                         December 31,                December 31,
                                                                     -------------------          ----------------
                                                                        2001        2000          2001         2000
                                                                       -----       ------        -----        -----

     BASIC:
  Income from continuing operations to common shareholders               $395       $256          $653      $1,588
  Income (loss) from discontinued operations                                -       (480)           43        (542)
  Extraordinary gain                                                        -        348             -         348
                                                                        -----     ------         -----       -----
  Net income attributable to common shareholders                        $ 395      $ 124         $ 696      $1,394
                                                                        =====       ====         =====       =====

  Basic weighted average number of shares outstanding                  15,085     14,897        15,085      14,897
                                                                       ======     ======        ======      ======

  Basic net income (loss) per share:
    From continuing operations                                          $ .03      $ .02         $ .05       $ .11
    From discontinued operations                                            -       (.03)            -        (.04)
    From extraordinary gain                                                 -        .02             -         .02
                                                                        -----      ------        -----       -----
  Basic net income per share                                            $ .03      $ .01         $ .05       $ .09
                                                                        =====      =====         =====       =====

     DILUTED:
  Income from continuing operations to common shareholders               $395       $256         $ 653     $ 1,588
  Income (loss) from discontinued operations                                -       (480)           43        (542)
  Extraordinary gain                                                        -        348             -         348
  Plus: Interest Expense on 8% Convertible Senior Notes                     -          1             -           3
                                                                        -----      ------        -----       -----
  Adjusted net income attributable to common shareholders               $ 395      $ 125         $ 696     $ 1,397
                                                                        =====      =====         =====     =======

  Weighted average number of shares outstanding                        15,085     14,897        15,085      14,897
  Plus: Shares Issuable Upon Conversion of
            8% Convertible Senior Notes                                     -        191             -         191
        Shares Issuable Upon Conversion of Stock Options                   13        206            35         258
        Shares Issuable Upon Conversion of Warrants                        12         19            14          20
                                                                        -----     ------         -----       -----
   Total average number of equivalent shares outstanding               15,110     15,313        15,134      15,366
                                                                       ======     ======        ======      ======

  Diluted net income per share:
    From continuing operations                                          $ .03      $ .02         $ .05       $ .11
    From discontinued operations                                            -       (.03)            -        (.04)
    From extraordinary gain                                                 -        .02             -         .02
                                                                        -----      ------        -----       -----
  Diluted net income per share                                          $ .03      $ .01         $ .05       $ .09
                                                                        =====      =====         =====       =====

       Options to purchase 2,560,000 shares of common stock at prices ranging from $.625 to $1.125 per share and options to purchase 525,000 shares of common stock at prices ranging from $.875 to $1.75 per share were outstanding as of December 31, 2001 and 2000, respectively, but were not included in the computation of diluted net income per share since they would be considered antidilutive. In addition, in the six-month period ended December 31, 2000, no potential common shares have been included in the calculation of diluted net income per share from discontinued operations because of the loss reported.

5. During fiscal 2001, the Company closed its remaining distribution facility located in Lebanon, Virginia. The action was taken by the Company to enhance the Company's competitiveness, to reduce expenses and to improve efficiencies. The Company recorded a charge in the second quarter ended December 31, 2000 of $1,008,000 in connection with this closure. The charge consisted of a non-cash charge for the impairment of assets of $915,000 and other charges totaling $93,000.

       In September 2001, the Company sold its two non-operating facilities for $729,000. No gain or loss was recognized during the period. As of December 31, 2001, there are no remaining accruals relating to severance and other employee benefits and exit costs.

6. In December 2000, management decided to shutdown the retail segment and discontinued all operations in March 2001. Accordingly, the Company recorded no income (loss) from discontinued operations for the three months ended December 31, 2001 and recorded income of $43,000 for the six months ended December 31, 2001, net of income taxes of $29,000 as compared to income from discontinued operations of $251,000 and $189,000, net of income taxes of $5,000 and $4,000 for the three and six months ended December 31, 2000, respectively. The Company's income for the six months ended December 31, 2001 resulted primarily from a gain on the sale of the remaining property of the retail segment of $55,000 and the reversal of certain liabilities in the amount of $17,000 that are no longer deemed necessary.

       The estimated loss on disposal provided for the write-down of assets to the estimated realizable value, the loss on fulfilling lease obligations, the costs of disposal and future operating losses of $102,000, $94,000, $200,000 and $350,000, respectively. Accordingly, the
       Company recorded an estimated loss on disposal of $731,000, net of a benefit from income taxes of $15,000, for the three months ended December 31, 2000.

       Operating results of discontinued operations are as follows (in thousands, unaudited):

                                                                   Three Months Ended              Six Months Ended
                                                                       December 31,                   December 31,
                                                                     2001           2000          2001         2000
                                                                    -----         ------         -----        -----

       Net sales                                                       $ -        $2,290           $ -       $3,633
       Costs and expenses, net of other income                           -         2,034           (72)       3,440
       Income taxes                                                      -             5            29            4
                                                                     -----        ------         -----        -----
       Net income from discontinued operations                         $ -         $ 251          $ 43        $ 189
                                                                     =====        ======        ======        =====

       The net assets and liabilities of discontinued operations included in the accompanying consolidated balance sheets are as follows (in thousands, unaudited):


                                                       December 31,     June 30,
                                                         2001            2001*
                                                      ---------         --------
       Cash                                              $ 2              $ 12
       Property, plant and equipment, net                  -               106
       Other assets                                      189               218
                                                      -------            -------
       Total assets of discontinued operations         $ 191              $336
                                                      =======            =======

       Accounts payable and accrued expenses            $ 74              $105
                                                       ------            ------
       Total liabilities of discontinued operations     $ 74              $105
                                                       ======            ======


       As of December 31, 2001, the Company has $74,000 accrued for certain commitments relating to the retail operations and a deferred tax asset of $189,000 primarily due to net operating loss carryforwards.

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

Results of Continuing Operations

Net sales were $15,354,000 and $30,317,000 for the three and six months ended December 31, 2001 as compared to $19,880,000 and $37,131,000 for the comparable periods in 2000. The decrease in sales was due primarily to a soft retail environment and a reduction in programs with certain customers.

The gross profit percentage decreased to 29.1% for the three months ended December 31, 2001 from 29.5% in the similar period in 2000. The gross profit percentage decreased to 28.4% for the six months ended December 31, 2001 from 30.5% in the similar period in 2000. The lower margins resulted primarily from increased pricing pressures from certain customers and an increase in the sale of excess inventory at discounted prices.

Selling, general and administrative expenses decreased to $3,575,000, or 23.3% of sales, for the three months ended December 31, 2001 as compared to $4,152,000, or 20.9% of sales, for the similar period in 2000. This decrease of $577,000 resulted primarily from decreases in bad debt expense of $268,000, shipping expense of $175,000, salary expense of $158,000 and an overall net decrease in other selling, general and administrative expenses, offset partially by an increase in rent expense of $147,000.

Selling, general and administrative expenses decreased to $7,025,000 or 23.2% of sales, for the six months ended December 31, 2001 as compared to $7,806,000, or 21.0% of sales, for the similar period in 2000. This decrease of $781,000 resulted primarily from decreases in shipping expense of $319,000, bad debt expense of $268,000, salary expense of $198,000, commission expense of $118,000 and an overall net decrease in other selling, general and administrative expenses, offset partially by an increase in rent expense of $301,000.

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

Income from operations was $886,000 and $1,586,000 for the three and six months ended December 31, 2001, as compared to $705,000 and $2,497,000 for the similar periods in 2000. The increase for the three months was due to lower selling, general and administrative expenses and a loss on the disposal of the Virginia distribution facility in the prior year, partially offset by a decrease in sales and gross margins. The decrease for the six months was due to lower sales and gross margins partially offset by a decrease in selling, general and administrative expenses and a loss on the disposal of the Virginia distribution facility in the prior year.

Interest income for the three and six months ended December 31, 2001 was $1,000 and $2,000, respectively, as compared to $2,000 and $3,000 for the similar periods in 2000.

Interest expense for the three and six months ended December 31, 2001 was $228,000 and $501,000, respectively, as compared to $446,000 and $880,000 for the similar periods in 2000. These reductions were due to lower borrowing levels and interest rates.

The Company provided for income taxes of $264,000 and $434,000 for the three and six months ended December 31, 2001, as compared to an alternative minimum tax of $5,000 and $32,000 for the same period in 2000. In the fourth quarter of fiscal year 2001, the Company reversed its valuation allowance on its deferred tax asset. The Company reversed its deferred tax valuation allowance because it was considered more likely than not that the Company would utilize the entire asset.

Results of Discontinued Operations

In December 2000, the Company determined to dispose of the majority of the assets of its retail division. Accordingly, the operating results of this division were reclassified as discontinued operations.

The retail division had no activity for the three months ended December 31, 2001 and had income from discontinued operations of $43,000 for the six months ended December 31, 2001 as compared to a loss from discontinued operations of $480,000 and $542,000 for the similar periods in 2000. In the second quarter ended December 31, 2000, the Company recorded a loss on the disposal of the retail stores of $731,000, net of a benefit from income taxes of $15,000. The income in the current six-month period relates to the sale of certain assets that were fully depreciated.

Extraordinary Gain

During the second quarter ended December 31, 2000, the Company purchased $3,050,000 in principal amount of its 8% Senior Notes and $157,000 in principal amount of its 12.875% Subordinated Debentures. As a result of these purchases, the Company recorded an extraordinary gain of $348,000, net of related costs and income taxes.

Net Income

The Company had net income of $395,000 and $696,000 for the three and six months ended December 31, 2001, respectively, as compared to $124,000 and $1,394,000 for the similar periods in 2000. The increase for the three months was due to lower selling, general and administrative expenses, lower net interest costs, a loss in the prior year on the disposal of it Virginia distribution center and on the disposal of its retail stores, partially offset by lower sales and gross margins, a gain on the purchase of the Company's 12.875% Subordinated Debentures and 8% Senior Notes in the prior year and a larger provision for income taxes in the current year. The decrease for the six months was due to lower sales and gross margins, a gain on the purchase of the Company's 12.875% Subordinated Debentures and 8% Senior Notes in the prior year and a larger provision for income taxes in the current year partially offset by lower selling, general and administrative expenses, lower net interest costs, a loss in the prior year on the disposal of it Virginia distribution center and on the disposal of its retail stores.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital and historically, have been met through cash flow from operations and borrowings under our credit facility.

For the six months ended December 31, 2001, the Company's working capital increased by $1,585,000 to $9,518,000 primarily from profitable operations and the sale of non-operating assets offset partially by the payment of long-term debt.

During the six months ended December 31, 2001, cash decreased by $52,000. The Company used cash of $111,000 for the purchase of fixed assets and $6,508,000 for the repayment and purchases of long-term debt and the payment of lease obligations. Cash generated from continuing operations of $1,415,000, an increase in short-term borrowings of $4,423,000 and proceeds from the sale of certain non-operating assets aggregating $729,000 funded these activities.

Receivables at December 31, 2001 increased by $158,000 to $8,017,000 from $7,859,000 at June 30, 2001. This increase is due to normal shipping fluctuations within the period.

Inventory at December 31, 2001 decreased by $970,000 to $10,977,000 from $11,947,000 at June 30, 2001. The decrease was the result of normal fluctuations in the period.

During the quarter ended September 2001, the Company sold two non-operating facilities located in Virginia and a one retail store located in Mississippi, for approximately $780,000.

In July 2001, holders of $55,500 in principal amount of the Company's 8% Convertible Senior Notes converted their Notes into 148,000 shares of the Company's common stock, par value $.01.

On September 1, 2001 the Company paid the remaining balance of $4,180,000 of its 12.875% Subordinated Debentures, $2,283,000 of its 8% Senior Notes, and $1,000 (the unconverted portion) of its 8% Convertible Senior Notes. The Company utilized its secured revolving line of credit to make these payments.

The Company's has a secured revolving line of credit of up to $30,000,000 that expires July 1, 2004. Direct borrowings under this line bear interest at the prime rate of Chase Manhattan Bank but not less than 6% per annum. Availability under the line of credit is subject to the Company's compliance with certain agreed upon financial formulas. Under the terms of this financing, the Company has agreed to pledge substantially all of its assets, except the Company's real property. At December 31, 2001, the Company had borrowings of $8,081,000 outstanding under this line of credit at an interest rate of 6% and also had approximately $2,239,000 of outstanding letters of credit. At February 8, 2002, the Company had borrowings of $7,476,000 outstanding and $3,797,000 was available to be borrowed under the credit facility.

The Company has lease commitment obligations at December 31, 2001 through December 31, 2010 of $10,556,000 associated with its leased property in New York. Historically, the Company has financed such commitments with cash from operations. The Company believes it will continue to finance these obligations in this fashion during 2002.

The Company anticipates that capital expenditures for fiscal 2002 will be less than $350,000. Historically, the Company has financed such capital expenditures with cash from operations. The Company believes it will continue to finance certain capital expenditures in this fashion during 2002.

The Company currently believes that the cash generated by operations, together with the borrowing availability under the credit facility, will be sufficient for the Company's projected needs for working capital and letters of credit to fund the purchase of imported goods during 2002.


Recently Issued Accounting Standards

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

Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to changes in the prime rate based on the Federal Reserve actions and general market interest fluctuations. The Company believes that moderate interest rate increases will not have a material adverse impact on its results of operations, or financial position, in the foreseeable future.


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


February 13, 2002