Form 10-Q
period 2002-03-31
MOVIE STAR INC /NY/
filed 2002-05-10
CIK 93631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


       X        Quarterly Report Under Section 13 or 15(d) of the
      ---       Securities Exchange Act of 1934

                For the quarter ended March 31, 2002


                Transition Report Pursuant to Section 13 or 15(d) of the
      ---       Securities Exchange Act of 1934


                For the transition period from             to
                                               ----------      ----------

      Commission File Number 1-5893

                                MOVIE STAR, INC.
           -----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                New York                           13-5651322
      -------------------------------     ------------------------------------
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)          Identification Number)

                       1115 Broadway, New York, N.Y. 10010
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 684-3400
           -----------------------------------------------------------
              (Registrant's telephone number, including area code)

           -----------------------------------------------------------
                 (Former name, former address, and former fiscal
                      year, if changed since last report.)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X      No
                                      -----       ----

      The number of common shares outstanding on April 30, 2002 was 15,084,975.

                                MOVIE STAR, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     (In Thousands, Except Number of Shares)



                                                                                March 31,         June 30,        March 31,
                                                                                  2002              2001*           2001
                                                                               ----------        ----------      ----------
                                                                               (Unaudited)                       (Unaudited)

                                     Assets

Current Assets
 Cash                                                                           $   258           $   261         $   396
 Receivables, net                                                                 8,035             7,859          10,535
 Inventory                                                                        7,911            11,947          11,785
 Prepaid expenses and other current assets                                        2,283             2,544           1,997
                                                                                -------           -------         -------
        Total current assets                                                     18,487            22,611          24,713

Property, plant and equipment, net                                                1,321             2,217           2,215
Other assets                                                                      2,989             2,971           2,571
                                                                                -------           -------         -------

        Total assets                                                            $22,797           $27,799         $29,499
                                                                                =======           =======         =======

                      Liabilities and Shareholders' Equity

Current Liabilities
 Notes payable                                                                  $ 5,107           $ 3,734         $ 3,372
 Current maturities of long-term debt and capital lease obligations                  32             6,593           8,848
 Accounts payable and accrued expenses                                            3,543             4,351           4,454
                                                                                -------           -------         -------
         Total current liabilities                                                8,682            14,678          16,674
                                                                                -------           -------         -------

Long-term debt and capital lease obligations                                         50                70              85
                                                                                -------           -------         -------

Deferred lease liability                                                            112                30               -
                                                                                -------           -------         -------


Commitments and Contingencies                                                         -                 -               -

Shareholders' equity
 Common stock, $.01 par value - authorized 30,000,000 shares;
   issued 17,102,000 shares in March 2002,
   16,954,000 in June 2001 and 16,914,000 in March 2001                             171               170             169
 Additional paid-in capital                                                       4,147             4,092           4,078
 Retained earnings                                                               13,253            12,377          12,111
                                                                                -------           -------         -------
                                                                                 17,571            16,639          16,358

 Less: Treasury stock, at cost - 2,017,000 shares                                 3,618             3,618           3,618
                                                                                -------           -------         -------

         Total shareholders' equity                                              13,953            13,021          12,740
                                                                                -------           -------         -------

Total liabilities and shareholders' equity                                      $22,797           $27,799         $29,499
                                                                                =======           =======         =======


* Derived from audited financial statements.

See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)



                                                                      Three Months Ended             Nine Months Ended
                                                                           March  31,                    March  31,
                                                                    ------------------------      ------------------------
                                                                       2002          2001            2002          2001
                                                                       ----          ----            ----          ----

Net sales                                                           $13,567       $13,908         $43,884        $51,039
Cost of sales                                                         9,786         9,715          31,492         35,535
                                                                    -------       -------         -------        -------
  Gross profit                                                        3,781         4,193          12,392         15,504

Selling, general and administrative expenses                          3,365         3,702          10,390         11,508
Loss on closing of distribution facility                                  -           136               -          1,144
                                                                    -------       -------         -------        -------

  Operating income from continuing operations                           416           355           2,002          2,852

Interest income                                                           -            (2)             (2)            (5)
Interest expense                                                        115           301             616          1,181
                                                                    -------       -------         -------        -------

Income from continuing operations before income taxes and
  extraordinary gain                                                    301            56           1,388          1,676
Income taxes                                                            121             2             555             34
                                                                    -------       -------         -------        -------

  Income from continuing operations before extraordinary gain           180            54             833          1,642

Discontinued operations
  Income from operations of discontinued retail stores,
    net of income taxes                                                   -             -              43            189
  Loss on disposal of discontinued retail stores,
    including provision for operating losses during
    phase-out period, net of income taxes                                 -             -               -           (731)
                                                                    -------       -------         -------        -------

  Income (loss) before extraordinary gain                               180            54             876          1,100

Extraordinary gain on purchases of subordinated debentures,
     net of income taxes                                                  -             -              -             348
                                                                    -------       -------         -------        -------

  Net income                                                        $   180       $    54         $   876        $ 1,448
                                                                    =======       =======         =======        =======

  BASIC NET INCOME (LOSS) PER SHARE
    From continuing operations                                      $   .01       $     -         $   .06        $   .11
    From discontinued operations                                          -             -               -           (.04)
    From extraordinary gain                                               -             -               -            .03
                                                                    -------       -------         -------        -------
    Net income per share                                            $   .01       $     -         $   .06        $   .10
                                                                    =======       =======         =======        =======

  DILUTED NET INCOME (LOSS) PER SHARE
    From continuing operations                                      $   .01       $     -         $   .06        $   .11
    From discontinued operations                                          -             -               -           (.04)
    From extraordinary gain                                               -             -               -            .02
                                                                    -------       -------         -------        -------
    Net income per share                                            $   .01      $     -          $   .06        $   .09
                                                                    =======       =======         =======        =======

Basic weighted average number of shares outstanding                  15,085        14,897          15,085         14,897
                                                                    =======       =======         =======        =======
Diluted weighted average number of shares outstanding                15,087        15,378          15,118         15,370
                                                                    =======       =======         =======        =======


      See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                                                  Nine Months Ended
                                                                                                      March 31,
                                                                                       ----------------------------------------
                                                                                             2002                     2001
                                                                                       ----------------          --------------

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
 Net income                                                                                     $   876                $ 1,448
    Adjustments to reconcile net income to net cash provided by continuing operating activities:
    Extraordinary gain on purchases of subordinated debentures
      and senior notes                                                                                -                   (348)
    Depreciation and amortization                                                                   288                    380
    Provision for allowance for doubtful accounts                                                    (9)                   123
    Non-cash impairment charge                                                                        -                    915
    Deferred income taxes                                                                            29                      -
    Deferred lease liability                                                                         82                      -
  (Gain) loss on discontinued operations                                                            (43)                   542
 (Increase) decrease in operating assets:
    Receivables                                                                                    (167)                (2,698)
    Inventory                                                                                     4,036                  1,324
    Prepaid expenses and other current assets                                                       261                    136
    Other assets                                                                                    (56)                   271
  Decrease in operating liabilities:
    Accounts payable and accrued expenses                                                          (748)                  (788)
                                                                                       ----------------         --------------

    Net cash provided by continuing operating activities                                          4,549                   1,305
                                                                                       ----------------         --------------

 CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                       (119)                  (459)
  Proceeds from sale of property, plant and equipment                                               729                    105
                                                                                       ----------------         --------------

      Net cash provided by continuing investing activities                                          610                    (354)
                                                                                       ----------------         --------------

 CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
  Repayments on and purchases of long-term debt and
    capital lease obligations                                                                    (6,525)                (2,905)
  Proceeds from (repayment of) revolving line of credit, net                                      1,373                  1,682
                                                                                       ----------------         --------------

      Net cash used in continuing financing activities                                           (5,152)                (1,223)
                                                                                       ----------------         --------------

     Cash used by discontinued operations                                                           (10)                   (44)
                                                                                       ----------------         --------------

 NET DECREASE IN CASH                                                                                (3)                  (316)
 CASH, beginning of period                                                                          261                    712
                                                                                       ----------------         --------------

 CASH, end of period                                                                           $    258                $   396
                                                                                       ================         ==============
                                                                                                               (Cont'd)

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                                                  Nine Months Ended
                                                                                                      March 31,
                                                                                       ----------------------------------------
                                                                                             2002                     2001
                                                                                       ----------------          --------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during period for:
     Interest                                                                                   $   791                $   981
                                                                                       ================         ==============

     Income taxes (net of refunds received)                                                     $    19                $    58
                                                                                       ================         ==============


SUPPLEMENTAL DISCLOSURES OF NONCASH
  FINANCING ACTIVITIES:
  Conversion of long-term debt for common stock                                                 $   (56)               $     -
  Issuance of common stock                                                                           56                      -
                                                                                       ----------------         --------------

                                                                                                $     -                $     -
                                                                                       ================         ==============



                                                                                                                   (Concluded)







      See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.
         NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and the results of operations for the interim periods presented and cash flows for the nine months ended March 31, 2002 and 2001, respectively.

         The consolidated condensed financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's year-end consolidated financial statements. The year-end consolidated condensed balance sheet was derived from the Company's audited financial statements. The results of operations for the three and nine months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in the 2001 Annual Report on Form 10-K.


2.        The inventory consists of the following (in thousands):

                                March 31,          June 30,         March 31,
                                  2002               2001             2001
                                ---------          ---------        ---------

          Raw materials            $  890            $ 2,204          $ 2,133
          Work-in process             514                692              674
          Finished goods            6,507              9,051            8,978
                                ---------          ---------        ---------
                                   $7,911            $11,947          $11,785
                                =========          =========        =========

3. Effective June 30, 2001, the Company renegotiated its revolving credit facility to provide borrowings of up to $30,000,000 until its maturity date, July 1, 2004. Interest on outstanding borrowings is payable at the prime rate, but not less than 5.75% per annum.

4. On September 4, 2001, the Company paid its 8% Senior Notes of $2,284,000 at maturity and its 12.875% Subordinated Debentures of $4,180,000 one-month early utilizing its three-year credit facility. Additionally, in July 2001, non-affiliated holders of $55,500 in principal amount of the 8% Convertible Senior Notes converted their Notes into approximately 148,000 shares of the Company's common stock.

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

5. Net Income Per Share - The Company's calculation of Basic and Diluted Net Income Per Share are as follows (in thousands, except per share amounts):

                                                                      Three Months Ended          Nine Months Ended
                                                                           March 31,                   March 31,
                                                                      ------------------          -----------------
                                                                       2002        2001            2002       2001
                                                                      ------      ------          ------     ------

          BASIC:
       Income from continuing operations                             $   180     $    54         $   833     $ 1,642
       Income (loss) from discontinued operations                          -           -              43        (542)
       Extraordinary gain                                                  -           -               -         348
                                                                     -------     -------          ------     -------
       Net income                                                    $   180     $    54         $   876     $ 1,448
                                                                     =======     =======         =======     =======


       Basic weighted average number of shares outstanding            15,085      14,897          15,085      14,897
                                                                     =======     =======         =======     =======

       Basic net income (loss) per share:
         From continuing operations                                  $   .01     $     -         $   .06     $   .11
         From discontinued operations                                      -           -               -        (.04)
         From extraordinary gain                                           -           -               -         .03
                                                                     -------     -------          ------     -------
       Basic net income per share                                    $   .01     $     -         $   .06     $   .10
                                                                     =======     =======         =======     =======

          DILUTED:
       Income from continuing operations                             $   180     $    54         $   833     $ 1,642
       Income (loss) from discontinued operations                          -           -              43        (542)
       Extraordinary gain                                                  -           -               -         348
       Plus: Interest Expense on 8% Convertible Senior Notes               -           1               -           4
                                                                     -------     -------          ------     -------
       Adjusted net income                                           $   180     $    55         $   876     $ 1,452
                                                                     =======     =======         =======     =======

       Weighted average number of shares outstanding                  15,085      14,897          15,085      14,897
       Plus: Shares Issuable Upon Conversion of
               8% Convertible Senior Notes                                 -         191               -         191
             Shares Issuable Upon Conversion of Stock Options              -         270              23         262
             Shares Issuable Upon Conversion of Warrants                   2          20              10          20
                                                                     -------     -------          ------     -------
       Total average number of equivalent shares outstanding          15,087      15,378          15,118      15,370
                                                                     =======     =======         =======     =======

       Diluted net income per share:
         From continuing operations                                  $   .01     $     -         $   .06     $   .11
         From discontinued operations                                      -           -               -        (.04)
         From extraordinary gain                                           -           -               -         .02
                                                                     -------     -------          ------     -------
       Diluted net income per share                                  $   .01     $     -          $  .06     $   .09
                                                                     =======     =======         =======     =======

         Options to purchase 2,420,000 shares of common stock at prices ranging from $.50 to $1.125 per share and options to purchase 525,000 shares of common stock at prices ranging from $.875 to $1.75 per share were outstanding as of March 31, 2002 and 2001, respectively, but were not included in the computation of diluted net income per share since they would be considered antidilutive.

6. During fiscal 2001, the Company closed its remaining distribution facility located in Lebanon, Virginia. The action was taken by the Company to enhance the Company's competitiveness, to reduce expenses and to improve efficiencies. The Company recorded charges of $136,000 and $1,144,000 in the three and nine months ended March 31, 2001, respectively, in connection with this closure. The charges consisted of a non-cash charge for the impairment of assets of $915,000 and severance, employee benefits and other exit costs totaling $229,000.

         In September 2001, the Company sold its two non-operating facilities for $729,000. No gain or loss was recognized during the period. As of March 31, 2002, there are no remaining accruals relating to severance and other employee benefits and exit costs.

7. In December 2000, management decided to discontinue the retail segment of it business and finalized all operations in March 2001. Accordingly, the Company recorded no income from discontinued operations for the three months ended March 31, 2002 and recorded income of $43,000, net of income taxes of $29,000 for the nine months ended March 31, 2002 as compared to no income from discontinued operations for the three months ended March 31,2001 and income of $189,000, net of income taxes of $4,000 for the nine months ended March 31, 2001. The Company's income for the nine months ended March 31, 2002 resulted primarily from a gain on the sale of the remaining assets of the retail segment and the reversal of certain liabilities that are no longer deemed necessary.

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

         Operating results of discontinued operations are as follows (in thousands, unaudited):


                                                                      Three Months Ended          Nine Months Ended
                                                                           March 31,                   March 31,
                                                                      ------------------          -----------------
                                                                       2002        2001            2002       2001
                                                                      ------      ------          ------     ------
       Net sales                                                     $     -     $   709         $     -     $ 4,342
       Costs and expenses, net of other income                             -         709             (72)
                                                                                                               4,149
       Income taxes                                                        -           -              29           4
                                                                     -------     -------         -------     -------
       Net income from discontinued operations                       $     -     $     -         $    43     $   189
                                                                     =======     =======         =======     =======

       The net assets and liabilities of discontinued operations included in the accompanying consolidated balance sheets are as follows (in thousands, unaudited):

                                                   March 31,        June 30,
                                                     2002             2001*
                                                   --------         --------

       Cash                                          $      -         $    12
       Property, plant and equipment, net                   -             106
       Other assets                                       189             218
                                                     --------         -------
       Total assets of discontinued operations       $    189         $   336
                                                     ========         =======

       Accounts payable and accrued expenses         $     68         $   105
                                                     --------         -------
       Total liabilities of discontinued operations  $     68         $   105
                                                     ========         =======

       As of March 31, 2002, the Company has $68,000 accrued for certain commitments relating to the retail operations and a deferred tax asset of $189,000 primarily due to net operating loss carryforwards.

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

Critical Accounting Policies and Estimate

The preparation of financial statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the consolidated financial statements.

We believe application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found the application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

Our accounting policies are more fully described in Note 1 to the consolidated financial statements, located in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. We have identified certain critical accounting policies that are described below.

Inventory - Our inventory is carried at the lower of cost or market on a first-in, first-out basis. We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Allowance for doubtful accounts - The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Long-lived asset. In evaluation of the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, we reduce the carrying value to its fair value, which is generally calculated using discounted cash flows. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from our current estimates.

Deferred tax valuation allowance - In assessing the need for a deferred tax valuation allowance, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Since we were able to determine that we would be able to realize our deferred tax assets in the future, in excess of its recorded amount, an adjustment to the deferred tax asset was not deemed necessary. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.


Results of Continuing Operations

Net sales were $13,567,000 and $43,884,000 for the three and nine months ended March 31, 2002 as compared to $13,908,000 and $51,039,000 for the comparable periods in 2001. The decrease in sales was due primarily to a soft retail environment and a reduction in programs with certain customers.

The gross profit percentage decreased to 27.9% for the three months ended March 31, 2002 from 30.1% in the similar period in 2001. The gross profit percentage decreased to 28.2% for the nine months ended March 31, 2002 from 30.4% in the similar period in 2001. The lower margins resulted primarily from increased pricing pressures from certain customers and an increase in the sale of excess inventory at discounted prices.

Selling, general and administrative expenses decreased to $3,365,000, or 24.8% of sales, for the three months ended March 31, 2002 as compared to $3,702,000, or 26.6% of sales, for the similar period in 2001. This decrease of $337,000 resulted primarily from decreases in salary expense of $211,000, commission expense of $53,000, shipping expense of $51,000 and an overall net decrease in other selling, general and administrative expenses, offset partially by an increase in rent expense of $154,000.

Selling, general and administrative expenses decreased to $10,390,000 or 23.7% of sales, for the nine months ended March 31, 2002 as compared to $11,508,000, or 22.5% of sales, for the similar period in 2001. This decrease of $1,118,000 resulted primarily from decreases in salary expense of $423,000, shipping expense of $370,000, bad debt expense of $224,000, commission expense of $172,000 and an overall net decrease in other selling, general and administrative expenses, offset partially by an increase in rent expense of $456,000.

During the second quarter of fiscal 2001, the Company implemented a plan to close the distribution operation at its Virginia facility and to consolidate these operations with the warehouse and distribution facility located in Mississippi. This decision was made to increase the overall efficiencies of the Mississippi facility and reduce overall shipping costs. The Company recorded a charge in the second quarter of fiscal 2001 of $1,008,000 in connection with this closure. The charge consisted of a non-cash charge for the impairment of assets of $915,000 and other charges totaling $93,000. The Company incurred additional costs in the third quarter of fiscal 2001 of approximately $136,000 related to severance for certain employees not notified of the closure until the third quarter and to prepare the facility for closure.

Income from operations was $416,000 and $2,002,000 for the three and nine months ended March 31, 2002, as compared to $355,000 and $2,852,000 for the similar periods in 2001. The increase for the three months was due to lower selling, general and administrative expenses and a loss on the disposal of the Virginia distribution facility in the prior year, partially offset by a decrease in sales and gross margins. The decrease for the nine months was due to lower sales and gross margins partially offset by a decrease in selling, general and administrative expenses and a loss on the disposal of the Virginia distribution facility in the prior year.

Interest income for the three and nine months ended March 31, 2002 was $0 and $2,000, respectively, as compared to $2,000 and $5,000 for the similar periods in 2001.

Interest expense for the three and nine months ended March 31, 2002 was $115,000 and $616,000, respectively, as compared to $301,000 and $1,181,000 for the similar periods in 2001. These reductions were due to lower borrowing levels and interest rates.

The Company provided for income taxes of $121,000 and $555,000 for the three and nine months ended March 31, 2002, as compared to an alternative minimum tax of $2,000 and $34,000 for the same period in 2001. In the fourth quarter of fiscal year 2001, the Company reversed its valuation allowance on its deferred tax asset. The Company reversed its deferred tax valuation allowance because it was considered more likely than not that the Company would utilize the entire asset.


Results of Discontinued Operations

In December 2000, the Company decided to dispose of the majority of the assets of its retail division. Accordingly, the operating results of this division were reclassified as discontinued operations.

The retail division had no activity for the three months ended March 31, 2002 and March 31, 2001. The retail division had income from discontinued operations of $43,000 for the nine months ended March 31, 2002 as compared to a loss from discontinued operations of $542,000 for the similar period in 2001. In the second quarter of fiscal 2001, the Company recorded a loss on the disposal of the retail stores of $731,000, net of a benefit from income taxes of $15,000. The income in the current nine-month period relates to the sale of assets that were fully depreciated.

Extraordinary Gain

During the second quarter of fiscal 2001, the Company purchased $3,050,000 in principal amount of its 8% Senior Notes and $157,000 in principal amount of its 12.875% Subordinated Debentures. As a result of these purchases, the Company recorded an extraordinary gain of $348,000, net of related costs and income taxes.

Net Income

The Company had net income of $180,000 and $876,000 for the three and nine months ended March 31, 2002, respectively, as compared to $54,000 and $1,448,000 for the similar periods in 2001. The increase for the three months was due to lower selling, general and administrative expenses, lower net interest costs and a loss in the prior year on the disposal of it Virginia distribution center, partially offset by lower sales and gross margins, and a larger provision for income taxes in the current year. The decrease for the nine months was due to lower sales and gross margins, a gain on the purchase of the Company's 12.875% Subordinated Debentures and 8% Senior Notes in the prior year and a larger provision for income taxes in the current year partially offset by lower selling, general and administrative expenses, lower net interest costs, a loss in the prior year on the disposal of it Virginia distribution center and on the disposal of its retail stores.


Liquidity and Capital Resources

For the nine months ended March 31, 2002, the Company's working capital increased by $1,872,000 to $9,805,000 primarily from profitable operations and the sale of non-operating assets offset partially by the payment of long-term debt.

During the nine months ended March 31, 2002, cash decreased by $3,000. The Company used cash of $119,000 for the purchase of fixed assets, $6,525,000 for the repayment and purchases of long-term debt and the payment of lease obligations and $10,000 in its discontinued operations. Cash generated from continuing operations of $4,549,000, an increase in short-term borrowings of $1,373,000 and proceeds from the sale of certain non-operating assets aggregating $729,000 funded these activities.

Receivables at March 31, 2002 increased by $176,000 to $8,035,000 from $7,859,000 at June 30, 2001. This increase is due to normal shipping fluctuations within the period.

Inventory at March 31, 2002 decreased by $4,036,000 to $7,911,000 from $11,947,000 at June 30, 2001. The decrease was the result of the Company's effort to lower overall inventory levels and a reduction in the need for raw materials due to the continued shift of production to full package manufactures from cut, make and trim manufactures.

During the quarter ended September 2001, the Company sold two non-operating facilities located in Virginia and a one retail store located in Mississippi, for approximately $780,000.

On September 1, 2001, the Company paid the remaining balance of $4,180,000 of its 12.875% Subordinated Debentures, $2,283,000 of its 8% Senior Notes, and $1,000 (the unconverted portion) of its 8% Convertible Senior Notes. The Company utilized its secured revolving line of credit to make these payments.

The Company's has a secured revolving line of credit of up to $30,000,000. The revolving line of credit expires July 1, 2004 and is sufficient for the Company's projected needs for operating capital and letters of credit to fund the purchase of imported goods through July 1, 2004. Direct borrowings under this line bear interest at the prime rate of Chase Manhattan Bank but not less than 5.75% per annum. Availability under the line of credit is subject to the Company's compliance with certain agreed upon financial formulas. Under the terms of this financing, the Company has agreed to pledge substantially all of its assets, except the Company's real property.

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

Contractual Obligations and Commercial Commitments

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided (in thousands):


                                                                       Payments Due by Period
                                                         --------------------------------------------------
                                                           Within                                   After 5
                                            Total          1 Year       2-3 Years    4-5 Years       Years
                                          ----------     ----------     ---------    ---------      -------

  Contractual Obligations
  Credit Facility                         $    5,107     $    5,107     $       -    $       -      $     -
  Capital Leases                                  82             32            50            -            -
  Operating Leases                            10,276          1,122         2,331        2,338        4,485
  Consulting Agreement                           450            200           250            -            -
  Employment Contract                          1,088            469           619            -            -
                                          ----------     ----------     ---------    ---------      -------
  Total Contractual Obligations              $17,003     $    6,930     $   3,250    $   2,338      $ 4,485
                                          ==========     ==========     =========    =========      =======


                                                               Amount of Commitment Expiration Per Period
                                                             ---------------------------------------------
                                           Total Amounts     Within                                After 5
                                            Committed        1 Year     2-3 Years    4-5 Years      Years
                                           -------------     ------     ---------    ---------     -------

  Other Commercial Commitments
  Letters of Credit                        $       5,704     $5,704     $       -    $       -     $     -
                                           -------------     ------     ---------    ---------     -------
  Total Commercial Commitments             $       5,704     $5,704     $       -    $       -     $     -
                                           =============     ======     =========    =========     =======


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

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the first quarter 2003. The Company does not believe that the adoption of this pronouncement will have a material impact on their consolidated results of operations.

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


                                           MOVIE STAR, INC.


                                           By: /s/ MELVYN KNIGIN
                                              ----------------------------------
                                                 MELVYN KNIGIN
                                                 Chief Executive Officer;
                                                 President

                                           By: /s/ THOMAS RENDE
                                              ----------------------------------
                                                 THOMAS RENDE
                                                 Chief Financial Officer


May 10, 2002