Form 10-K
period 2002-06-30
MOVIE STAR INC /NY/
filed 2002-09-27
CIK 93631

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
          -------------------------------------------------------------

                                    FORM 10-K

(Mark One)

   [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

   For the fiscal year ended June 30, 2002 or

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

                  Yes    X        No
                       -----          ----

The aggregate market value of voting stock held by nonaffiliates of the Registrant totaled $5,038,202 on August 30, 2002, based upon the closing price of $.45 at the close of trading on August 30, 2002.

As of August 30, 2002, there were 15,084,975 common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

SEE Item 14 with respect to exhibits to this Form 10-K which are incorporated herein by reference to documents previously filed or to be filed by the Registrant with the Commission.

                                MOVIE STAR, INC.
                          2002 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

 PART I                                                                 Page No.

 Item 1      Business....................................................I-1

 Item 2      Properties..................................................I-5

 Item 3      Legal Proceedings...........................................I-6

 Item 4      Submission of Matters to a
             Vote of Shareholders........................................I-6

 PART II

 Item 5      Market for Company's Common Stock and
             Related Shareholder Matters................................II-1

 Item 6      Selected Financial Data....................................II-3

 Item 7      Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations......................................II-5

 Item 8      Financial Statements and
             Supplementary Data..........................................F-1

 Item 9      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.......................II-15

 PART III

 Item 10     Executive Officers and Directors
             of the Company............................................III-1

 Item 11     Executive Compensation....................................III-2

 Item 12     Security Ownership of Certain Beneficial
             Owners and Management.....................................III-6

 Item 13     Certain Relationships and
             Related Transactions......................................III-7

 PART IV

 Item 14     Exhibits, Financial Statement
             Schedule and Reports on Form 8-K...........................IV-1

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

(b)      Intentionally omitted.

(c) (i) The Company's products are sold to discount, specialty, national and regional chain, mass merchandise and department stores and direct mail catalog marketers throughout the United States. The prices to consumers for the Company's products range from approximately $8.00 for certain of its seductivewear products to approximately $85.00 for certain other products, such as peignoir sets. The Company's products are sold by in-house sales personnel and outside manufacturer's representatives. Approximately 39% of the Company's sales are made to mass merchandisers, 19% to national chains, and 20% to department stores; the balance of the Company's sales are unevenly distributed among discount, specialty, regional chain stores and direct mail catalog marketers. The Company's gross profit on its sales for each of the fiscal years ended June 30, 2002, 2001, and 2000 was approximately 28.0%, 29.4% and 28.3%, respectively.

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

The Company has historically produced its products either at one of its domestic facilities or by purchasing them from a finished package manufacturer or by contracting for their assembly from a cut, make and trim manufacturer ("CMT"). Due to the Company's strategic decision to take advantage of lower labor costs by purchasing more of its finished goods offshore, the Company has eliminated its domestic production and increased its finished package purchases. Domestic production decreased from 10% of total production in fiscal 2000 and 2.5% in fiscal 2001 to less than 1% in fiscal 2002. There will be no domestic production in fiscal 2003. The purchase of finished packages increased from 40% of total production in fiscal 2000 and 49.5% in fiscal 2001 to 70% in fiscal 2002. CMT production was 50% of total production in fiscal 2000, 48% in fiscal 2001 and 29.5% in fiscal 2002.

The following table sets forth a list of the countries from which the Company has purchased finished goods and in which the Company has contracted for the assembly of its products, including the approximate percentage of the Company's total production allocable to each country:



                                            2002                                   2001
                               CMT      FG Purchased     Total          CMT     FG Purchased      Total
                               ---      ------------     -----          ---     ------------      -----

Bangladesh                      -             7%           7%            -            12%           12%
Cambodia                        -            13%          13%            -             4%            4%
Egypt                           -             2%           2%            -             5%            5%
Honduras                        -             -            -             5%            -             5%
India                           -             2%           2%            -           4.5%          4.5%
Malaysia                      0.5%            1%         1.5%            -             -             -
Mexico                         14%           10%          24%           31%            4%           35%
Pakistan                        -            12%          12%            -             3%            3%
Philippines                    15%           23%          38%           12%           16%           28%
Sri Lanka                       -             -            -             -             1%            1%
                           ------------------------------------    --------------------------------------
Total International
   Production                29.5%         70.0%        99.5%         48.0%         49.5%         97.5%
Domestic                      0.5%          0.0%         0.5%          2.5%          0.0%          2.5%
                           ------------------------------------    --------------------------------------
Grand Total                  30.0%         70.0%       100.0%         50.5%         49.5%        100.0%
                           ====================================    ======================================


Currently, the Company has two employees in Mexico, two employees in Bangladesh and seven employees in the Philippines supervising the production of finished products purchased by the Company or assembled for the Company by CMT manufacturers in those countries. These employees assist in maintaining quality and on-time delivery. Management personnel travel to Mexico, Asia, Africa, the Caribbean and Central America throughout the year to monitor the performance of the Company's offshore manufacturers and contractors.

In order to facilitate the coordination of its production in the Philippines, which has increased from 28% of total production in 2001 to 38% of total production in 2002, the Company has opened an office and incorporated in the Philippines. The office is being utilized primarily for administrative and manufacturing support functions, as well as sample making and pattern making.

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

(iii) The Company has several registered trademarks, of which "Movie Star", "Movie Star Loungewear", "Cinema Etoile", "Seductive Wear", "Meant To Be", "Cine Jour", "Private Property", "Heather Nicole" and "Night Magic" are material to the marketing by the Company of its products. There is no litigation with respect to patents, licenses and trademarks.

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

(vi) Wal-Mart accounted for 32% of sales for fiscal 2002, 27% of sales for fiscal 2001, and 21% for fiscal 2000. Sears, Roebuck and Company accounted for 13% of sales for fiscal 2002, 13% of sales for fiscal 2001 and 12% for fiscal 2000. Target accounted for 7% sales for fiscal 2002, 11% of sales for fiscal 2001, and 14% for fiscal 2000.

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

(vii) The backlog of orders was approximately $32,561,000 as of June 30, 2002, $31,700,000 as of June 30, 2001, and $33,600,000 as of June 30, 2000.
Orders are booked upon receipt. The Company believes that the current backlog is firm and will be filled by the end of the current fiscal year.

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

Owning manufacturing facilities has required the investment of substantial capital and subjected the Company to the costs of maintaining excess capacity. Competitive conditions in the industry have required the Company to place greater reliance on obtaining raw materials and finished products from sources outside the United States. As a result, the Company has eliminated the production in its domestic plants. Between August 1990 and June 2000, the Company has closed eighteen manufacturing plants in an effort to lower costs by reducing excess manufacturing capacity and in response to the need to produce and purchase products at a lower cost from sources outside the United States.

The intimate apparel industry is further characterized by competition on the basis of price, quality, efficient service and prompt delivery. Because of this competitive pressure, the Company no longer relies on domestic manufacturing and relies entirely on offshore manufacturers and contractors. Accordingly, changes in import quotas, currency valuations and political conditions in the countries from which the Company imports products could adversely affect the Company's business.

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

(xii) Of the approximately 233 full-time and 13 part-time employees of the Company, approximately 25 are executive, design and sales personnel, 80 are administrative personnel, and the balance are in distribution, warehousing and offshore support.

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

ITEM 2.  PROPERTIES

         The following table sets forth all of the facilities owned or leased by the Company as of June 30, 2002.


                                      Owned or       Bldg. Area    Expiration  Productive   Extent of
Location            Use               Leased         (sq. ft.)     of Lease    Capacity(2)  Utilization(2)
--------            ---               --------       ----------    ----------  -----------  --------------

1115 Broadway,      Executive and     Leased           31,000         12/10       N/A          N/A
New York, NY        Administrative
                    offices;
                    Divisional
                    Sales Office
                    and Showroom

180 Madison Ave.,   Sales Office      Leased            3,000         03/06       N/A          N/A
New York, NY        and Showroom

Petersburg, PA      Warehousing       Owned           140,000          N/A        N/A          N/A
                    for finished
                    goods; Dis-
                    tribution
                    Center

South Mississippi   1  Mfg.           Owned/Leased    239,000          N/A        N/A          N/A
                    Support/          (1)
                    Dist./Warehouse;
                    1 Warehouse


Philippines         Administrative    Leased            3,800          4/05       N/A          N/A
                    and Mfg.
                    Support;
                    Sample and
                    Pattern Making


         (1) Leased from municipalities.

         (2) "Productive Capacity" is based on the total number of employees that can be employed at a facility providing direct labor for the manufacture of the Company's products based on existing machinery and equipment and plant design. "Extent of Utilization" is the percentage obtained by dividing the average number of employees actually employed at a facility during the fiscal year providing direct labor for the manufacture of the Company's products by Productive Capacity. The Company no longer manufactures products at any of its facilities.

         The following table sets forth the amount of space allocated to different functions in shared facilities set forth in the preceding table.

                                                                                                        AMOUNT
                                                                                                       OF SPACE
LOCATION                                   FUNCTION                                                    (Sq. ft.)
--------                                   --------                                                    ---------
1115 Broadway and 180 Madison Avenue       Corporate Offices;                                           11,000
New York, New York                         Divisional Sales Offices and Showrooms;                      11,000
                                           Production Staff and Design                                  12,000

Petersburg, Pennsylvania                   Warehousing and Distribution;                               137,000
                                           Offices                                                       3,000

Mississippi                                Manufacturing Support;                                       21,000
                                           Warehousing and Distribution;                               200,000
                                           Offices                                                      18,000

Philippines                                Administrative and Mfg. Support;
                                           Sample and Pattern Making                                     3,800

ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings pending which are material.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK
         AND RELATED SHAREHOLDER MATTERS

The Common Stock is traded on the American Stock Exchange. The following table sets forth for the indicated periods the reported high and low prices per share.

                                                                High        Low
                                                                ----        ---
        Year Ended June 30, 2002

        First Quarter ....................................      $.79       $.51

        Second Quarter ...................................       .72        .51

        Third Quarter.....................................       .57        .35

        Fourth Quarter....................................       .65        .42


        Year Ended June 30, 2001

        First Quarter.....................................    $.875       $.625

        Second Quarter....................................     .875       .5625

        Third Quarter.....................................      .88       .5625

        Fourth Quarter....................................      .72         .50


As of August 30, 2002, there were approximately 1,841 holders of record of the Common Stock. For restrictions on dividends, see Item 1 at page I-4.


               MARKET FOR COMPANY'S 12.875% SUBORDINATED DEBENTURE
                             (per $1,000 par value)
                                                               High       Low
                                                               ----       ---
        Year Ended June 30, 2002

        First Quarter ....................................  $1,000.00  $  990.00


        Year Ended June 30, 2001

        First Quarter.....................................  $  980.00  $  942.50

        Second Quarter....................................   1,000.00     910.00

        Third Quarter.....................................     983.75     910.00

        Fourth Quarter....................................     980.00     890.00

                      EQUITY COMPENSATION PLAN INFORMATION

The following sets forth certain information as of June 30, 2002 concerning the Company's equity compensation plans:

                                                                                      Number of Shares
                                Number of Shares to be       Weighted-Average         Remaining Available for
                                Issued Upon Exercise of      Exercise Price of        Future Issuance Under
                                Outstanding Options,         Outstanding Options,     Equity Compensation
        Plan Category           Warrants and Rights          Warrants and Rights      Plans
        -------------           ----------------------       --------------------     ------------------------
Equity compensation plans
approved by shareholders
   1988 Non-Qualified Stock
      Option Plan                          200,000                     $ .63                 1,466,666
   1994 Incentive Stock
      Option Plan                        1,730,000                       .84                   260,000
   2000 Performance Equity
      Plan                                 490,000                       .63                   270,000
                                         ---------                     -----                 ---------
                                         2,420,000                       .68                 1,996,666

Equity compensation plans not
approved by shareholders
   Warrant                                  50,000                       .44                         -
                                         ---------                     -----                 ---------

Total                                    2,470,000                     $ .68                 1,996,666
                                         =========                     =====                 =========

ITEM 6.  SELECTED FINANCIAL DATA


MOVIE STAR, INC. AND SUBSIDIARIES
ITEM 6.  Selected Financial Data
(In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------



Statement of Operations Data:                                                         Fiscal Years Ended June 30,
                                                                        2002          2001      2000         1999         1998

 Net sales                                                            $  54,359    $ 62,462    $ 62,483      $ 62,871   $ 53,687
                                                                      ---------    --------    --------      --------   --------

 Cost of sales                                                           39,157      44,072      44,783        45,242     39,004

 Selling, general and administrative expenses                            13,689      14,869      13,797        13,058     12,359

 Loss on closing of distribution facility                                     -       1,188           -             -          -
                                                                      ---------    --------    --------      --------   --------
                                                                         52,846      60,129      58,580        58,300     51,363
                                                                      ---------    --------    --------      --------   --------

 Operating income from continuing operations                              1,513       2,333       3,903         4,571      2,324

 Gain on purchases of subordinated debentures and senior notes                -           -        (164)            -       (157)
 Interest income                                                             (3)         (6)       (145)         (118)      (130)
 Interest expense                                                           695       1,476       1,856         2,694      2,623
                                                                      ---------    --------    --------      --------   --------

 Income (loss) from continuing operations before
    income taxes and extraordinary gain                                     821         863       2,356         1,995        (12)

 Income taxes                                                               360        (888)         27            21         (9)
                                                                      ---------    --------    --------      --------   --------

 Income (loss) from continuing operations before extraordinary gain         461       1,751       2,329         1,974         (3)

 Income (loss) from discontinued operations                                  86        (326)        398           699      1,205

 Extraordinary gain on purchases of subordinated debentures
    and senior notes, net of income taxes                                     -         289         393             -          -
                                                                      ---------    --------    --------      --------   --------

 Net income                                                           $     547    $  1,714    $  3,120      $  2,673   $  1,202
                                                                      =========    ========    ========      ========   ========

                 BASIC NET INCOME (LOSS) PER SHARE:
 From continuing operations before extraordinary gain                 $     .03    $    .12    $    .16      $    .14   $      -
 From discontinued operations                                               .01        (.02)        .03           .05        .09
 From extraordinary gain                                                      -         .02         .02             -          -
                                                                      ---------    --------    --------      --------   --------
 Net income                                                           $     .04    $    .12    $    .21      $    .19   $    .09
                                                                      =========    ========    ========      ========   ========

                 DILUTED NET INCOME (LOSS) PER SHARE
 From continuing operations before extraordinary gain                 $     .03    $    .11    $    .15      $    .13   $      -
 From discontinued operations                                               .01        (.02)        .03           .04        .08
 From extraordinary gain                                                      -         .02         .02             -          -
                                                                      ---------    --------    --------      --------   --------
 Net income                                                           $     .04    $    .11    $    .20      $    .17   $    .08
                                                                      =========    ========    ========      ========   ========


 Basic weighted average number of shares outstanding                     15,085      14,899      14,889        14,309     14,049
                                                                      =========    ========    ========      ========   ========

 Diluted weighted average number of shares outstanding                   15,112      15,301      15,928        15,869     15,161
                                                                      =========    ========    ========      ========   ========

                                                                                                          (Continued)



MOVIE STAR, INC. AND SUBSIDIARIES
ITEM 6.  Selected Financial Data
(In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------


Balance Sheet Data:                                                                          At June 30,
                                                                        2002          2001      2000         1999         1998

WORKING CAPITAL                                                       $   9,529    $  8,016    $ 17,345      $ 22,727   $ 19,916
                                                                      =========    ========    ========      ========   ========
TOTAL ASSETS                                                          $  22,406    $ 27,799    $ 31,627      $ 36,759   $ 36,743
                                                                      =========    ========    ========      ========   ========
SHORT-TERM DEBT - Including current maturities
  of long-term debt and capital lease obligations                     $   4,169    $ 10,327    $  1,773      $     45   $    368
                                                                      =========    ========    ========      ========   ========
LONG-TERM DEBT - Including deferred lease
  and other long-term liabilities                                     $     254    $    183    $ 12,222      $ 20,814   $ 20,980
                                                                      =========    ========    ========      ========   ========
SHAREHOLDERS' EQUITY                                                  $  13,624    $ 13,021    $ 11,292      $  8,166   $  5,202
                                                                      =========    ========    ========      ========   ========

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

Critical Accounting Policies and Estimates
------------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the consolidated financial statements.

Management believes application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are constantly re-evaluated, and adjustments are made when facts and circumstances dictate a change. Historically, management has found the application of accounting policies to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.

Our accounting policies are more fully described in Note 1 to the consolidated financial statements, located in the Annual Report on Form 10-K filed with the Securities and Exchange Commission. Management has identified certain critical accounting policies that are described below.

Inventory - Inventory is carried at the lower of cost or market on a first-in, first-out basis. Management writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Allowance for doubtful accounts/Sales discounts - The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company also estimates expenses for customer discounts, programs and incentive offerings. If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental expense at the time the incentive is offered.

Long-lived assets - In the evaluation of the fair value and future benefits of long-lived assets, management performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates.

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


Fiscal 2002 Compared to Fiscal 2001
Results of Continuing Operations
-----------------------------------

Net sales for the year ended June 30, 2002 were $54,359,000 as compared to $62,462,000 in the comparable period in 2001. The decrease in sales was due primarily to a soft retail environment and a reduction in programs with certain customers.

The gross profit percentage was 28.0% for the year ended June 30, 2002 as compared to 29.4% for the year ended June 30, 2001. The lower margins resulted primarily from increased pricing pressures from certain customers and an increase in the sale of excess inventory at discounted prices.

Selling, general and administrative expenses were $13,689,000, or 25.2% of net sales, for the year ended June 30, 2002 as compared to $14,869,000, or 23.8% of net sales, for the similar period in 2001. This decrease of $1,180,000 resulted primarily from decreases in salary expense and salary related costs of $481,000, shipping expense of $380,000, commissions of $175,000, bad debt expense of $118,000, and a net decrease in general overhead expenses offset by an increase in rent related expenses of $476,000. The decrease in shipping expense was primarily due to the shutdown of the Company's Virginia distribution facility. The increase in rent related expense was primarily due to an increase in rent at the Company's new offices in New York.

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

Operating income from continuing operations decreased to $1,513,000 for the year ended June 30, 2002, from $2,333,000 for the similar period in 2001. This decrease was due to lower sales, a decrease in gross margins partially offset by lower selling, general and administrative expenses and a charge for the closure of the Virginia distribution facility in the prior year.

Interest income for the year ended June 30, 2002 was $3,000 as compared to $6,000 for 2001.

Interest expense for the year ended June 30, 2002 was $695,000 as compared to $1,476,000 for 2001. This reduction was due to lower borrowing levels and interest rates.

For the year ended June 30, 2002, the Company provided for a deferred tax, related to continuing operations of $360,000. For the year ended June 30, 2001, the Company recorded an alternative minimum tax of $18,000, a deferred tax of $331,000 and recognized a tax benefit of $1,237,000 related to the reversal of a valuation allowance on the deferred tax asset. The Company reversed its deferred tax valuation allowance because it was considered more likely than not that the Company would utilize the entire asset.

The Company recorded net income from continuing operations before extraordinary gains for the year ended June 30, 2002 of $461,000 as compared to net income of $1,751,000 for the same period in 2001. This reduction was primarily due to a decrease in sales and gross margins in the current year partially offset by a decrease in selling, general and administrative expenses and net interest costs. The Company also recorded a tax expense in the current year as compared to an overall tax benefit in the prior year and recorded a loss on the disposal of the Virginia distribution facility in the prior year.

Results of Discontinued Operations
----------------------------------

In December 2000, due to the continued decline in performance of the Company's retail division, the Company decided to dispose of the majority of the assets of this division. Accordingly, the operating results of this division have been reclassified as income from discontinued operations.

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

The retail division had income from discontinued operations of $86,000 for the year ended June 30, 2002 as compared to $122,000 for the similar period in 2001.

Extraordinary Gain
------------------

During fiscal 2001, the Company purchased $167,000 in principal amount of its 12.875% Subordinated Debentures and $5,283,000 in principal amount of its 8% Senior Notes. The 12.875% Subordinated Debentures were applied to the final payment due on these debentures on October 1, 2001 and the 8% Senior Notes were applied toward the reduction of the total amount due on these notes on September 1, 2001. As a result of these purchases, the Company recorded an extraordinary gain of $289,000, net of related costs and income taxes.

Net Income
----------

The Company had net income of $547,000 for the year ended June 30, 2002 as compared to $1,714,000 for the similar period in 2001. This reduction was primarily due to a decrease in sales and gross margins in the current year partially offset by a decrease in selling, general and administrative expenses and net interest costs. The Company also recorded a tax expense in the current year as compared to an overall tax benefit in the prior year, recorded a loss on the disposal of the Virginia distribution facility in the prior year and a gain in the prior year on the purchase of the Company's 12.875% Subordinated Debentures and 8% Senior Notes. The results of the discontinued operations had a positive effect on the current year's net income as compared to a loss in the prior year.

Fiscal 2001 Compared to Fiscal 2000
Results of Continuing Operations
-----------------------------------

Net sales for the year ended June 30, 2001 were $62,462,000 as compared to $62,483,000 in the comparable period in 2000.

The gross profit percentage was 29.4% for the year ended June 30, 2001 as compared to 28.3% for the year ended June 30, 2000. The higher margins resulted primarily from the shift of production to offshore locations from the Company's last fully operational domestic manufacturing facility.

At the end of January 2000, the Company completed the elimination of the sewing operation at its manufacturing facility in Virginia. This action was taken to correct the operational inefficiencies the Company experienced in the six months ended December 31, 1999 and to lower overall manufacturing costs.

During the second quarter of fiscal 2001, the Company implemented a plan to close the distribution operation at its Virginia facility and to consolidate these operations with the warehouse and distribution facility located in Mississippi. This decision was made to increase the overall efficiencies of the Mississippi facility and reduce overall shipping costs. The Company recorded a charge of $1,188,000 in connection with this closure. The charge consisted of a non-cash charge for the impairment of assets of $915,000 and other charges totaling $273,000. The Company completed the closure in the fourth quarter.

Selling, general and administrative expenses were $14,869,000, or 23.8% of net sales, for the year ended June 30, 2001 as compared to $13,797,000, or 22.1% of net sales, for the similar period in 2000. This increase resulted primarily from an increase in shipping expense of $699,000, an increase in rent related expenses of $175,000, an increase in bad debt expense of $175,000 and a net increase in other general overhead expenses. The increase in shipping expense was primarily due to the inefficiencies at the Company's Virginia facility during the shutdown of that facility, the duplication of personnel between Virginia and Mississippi during the transition and the cost of transferring inventory from Virginia to the Company's facility in Mississippi. The increase in rent related expense was primarily due to an increase in rent at the Company's new offices in New York. The increase in bad debt expense was primarily related to the bankruptcy of Montgomery Ward.

Operating Income from continuing operations decreased to $2,333,000 for the year ended June 30, 2001, from $3,903,000 for the similar period in 2000. This decrease was due to lower sales, higher selling, general and administrative expenses and the loss resulting from the charge of $1,188,000 incurred in connection with the disposal of the Virginia distribution facility partially offset by an increase in gross margins.

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

For the year ended June 30, 2001, the Company provided for an alternative minimum tax of $18,000, a deferred tax of $331,000 and recognized a tax benefit of $1,237,000 related to the reversal of a valuation allowance on the deferred tax asset as compared to an alternative minimum tax of $27,000 for the similar period in 2000. The Company reversed its deferred tax valuation allowance because it was considered more likely than not that the Company would utilize the entire asset.

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

Extraordinary Gain
------------------

During fiscal 2001, the Company purchased $167,000 in principal amount of its 12.875% Subordinated Debentures and $5,283,000 in principal amount of its 8% Senior Notes. The 12.875% Subordinated Debentures were applied to the final payment due on these debentures on October 1, 2001 and the 8% Senior Notes were applied toward the reduction of the total amount due on these notes on September 1, 2001. As a result of these purchases, the Company recorded an extraordinary gain of $289,000, net of related costs and income taxes.

During fiscal 2000, the Company purchased $1,903,000 of its 12.875% Subordinated Debentures which were applied to the final payment on these debentures on September 1, 2001. As a result of the purchase of these debentures in fiscal 2000, the Company recorded an extraordinary gain of $152,000, net of related costs and income taxes.

During fiscal 2000, the Company purchased $2,984,000 in principal amount of its 8% Senior Notes which were applied toward the reduction of the total amount due on these notes on September 1, 2001. As a result of the purchase of these Senior Notes in fiscal 2000, the Company recorded an extraordinary gain of $241,000, net of related costs and income taxes.

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

Contractual Obligations and Commercial Commitments
--------------------------------------------------

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided (in thousands):


                                                                   Payments Due by Period
                                                       ----------------------------------------------
                                                       Within                                 After 5
                                            Total      1 Year      2-3 Years     4-5 Years    Years
                                         ----------    -------     ---------     ---------    -------

  Contractual Obligations
  -----------------------
  Credit Facility                        $    4,129    $ 4,129     $       -     $       -   $      -
  Capital Leases                                 70         40            30             -          -
  Operating Leases                           10,041      1,145         2,372         2,325      4,199
  Consulting Agreement                          400        200           200             -          -
  Employment Contract                           975        475           500             -          -
                                         ----------    -------     ---------     ---------   --------
  Total Contractual Obligations          $   15,615    $ 5,989     $   3,102     $   2,325   $  4,199
                                         ==========    =======     =========     =========   ========


                                                         Amount of Commitment Expiration Per Period
                                                       ----------------------------------------------
                                         Total
                                         Amounts       Within                                 After 5
                                         Committed     1 Year      2-3 Years     4-5 Years    Years
                                         ----------    -------     ---------     ---------    -------
  Other Commercial Commitments
  ----------------------------
  Letters of Credit                      $    6,184    $ 6,184     $       -     $       -   $      -
                                         ----------    -------     ---------     ---------   --------
  Total Commercial Commitments           $    6,184    $ 6,184     $       -     $       -   $      -
                                         ==========    =======     =========     =========   ========


Liquidity and Capital Resources
-------------------------------

For the year ended June 30, 2002, the Company's working capital increased by $1,513,000 to $9,529,000, primarily from profitable operations and the sale of non-operating assets.

During the fiscal year ended June 30, 2002, cash decreased by $46,000. The Company used cash of $6,537,000 for the repayment of its 12.875% Subordinated Debentures and 8% Senior Notes, $205,000 for the purchase of fixed assets and $38,000 in its discontinued operations. These activities were funded by cash generated from operating activities of $5,602,000, the net proceeds from short-term borrowings of $395,000 and the sale of certain non-operating assets aggregating $737,000.

Receivables at June 30, 2002 decreased by $858,000 to $7,001,000 from $7,859,000 at June 30, 2001. This decrease was primarily due lower sales in the fourth quarter as compared to the prior year.

Inventory at June 30, 2002 decreased by $3,150,000 to $8,797,000 from $11,947,000 at June 30, 2001. The decrease was primarily the result of better inventory management and the continued reduced need for raw materials due to the increase in the amount of finished goods being purchased by the Company in fiscal 2002.

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

At June 30, 2001, the Company had remaining $4,180,000 of its 12.875% Subordinated Debentures, $2,283,000 of its 8% Senior Notes, and $56,500 of its 8% Convertible Senior Notes. Subsequent to June 30, 2001, holders of $55,500 in principal amount of the Company's 8% Convertible Senior Notes converted their Notes into 148,000 shares of the Company's common stock, par value $.01. In September 2001, the Company paid the remaining balance on the 12.875% Subordinated Debentures and 8% Senior Notes and paid $1,000 (the unconverted portion) of the 8% Convertible Senior Notes. The Company utilized its secured revolving line of credit to make these payments.

The Company has a secured revolving line of credit of up to $30,000,000. The revolving line of credit expires July 1, 2004 and is sufficient for the Company's projected needs for operating capital and letters of credit to fund the purchase of imported goods through July 1, 2004. Direct borrowings under this line bear interest at the prime rate of Chase Manhattan Bank but not less than 5.75% per annum. Availability under the line of credit is subject to the Company's compliance with certain agreed upon financial formulas. Under the terms of this financing, the Company has agreed to pledge substantially all of its assets, except the Company's real property.

Management believes the available borrowing under its secured revolving line of credit, along with anticipated internally generated funds, will be sufficient to cover its working capital requirements through July 1, 2004.

The Company anticipates that capital expenditures for fiscal 2003 will be less than $300,000.

Effect of New Accounting Standards
----------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS No. 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). The adoption of this statement did not have a material impact on our results of operations.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets." It changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS No. 142 is effective for fiscal years beginning December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company has determined that the adoption of this Statement did not have an impact on the consolidated financial statements.

In April 2001, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-25, "Vendor Income Statement Characteristics of Consideration Paid to a Reseller of the Vendor's Products" ("EITF No. 00-25"). In November 2001, EITF No. 00-25 was codified in EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." EITF No. 01-09 concluded that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration characterized as a cost incurred if a benefit is or will be received from the recipient of the consideration if certain conditions are met. The Company adopted this pronouncement in our fourth quarter in the fiscal year ended June 30, 2002 and there was no impact on our consolidated results of operations.

Accounting Standards Not Yet Adopted
-------------------------------------

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 beginning in the first fiscal quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 143 will not have a material impact on our results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The primary objectives of SFAS No. 144 were to develop one accounting model based on the framework established in SFAS No. 121, and to address significant implementation issues. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 in the first fiscal quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 144 will not have a material impact on our results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to the classification of debt extinguishment is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of SFAS No. 146 on its consolidated financial statements.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

The Company is subject to changes in the prime rate based on the Federal Reserve actions and general market interest fluctuations. The Company believes that moderate interest rate increases will not have a material adverse impact on its results of operations, or financial position, in the foreseeable future. For the fiscal year ended June 30, 2002, borrowings peaked during the year at $15,783,000 and the average amount of borrowings was $7,806,000.

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

ITEM 8.           INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Movie Star, Inc.:

We have audited the accompanying consolidated balance sheets of Movie Star, Inc. and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Movie Star, Inc. and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

August 20, 2002
Parsippany, New Jersey

MOVIE STAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND 2001
(In Thousands, Except Number of Shares)
--------------------------------------------------------------------------------


ASSETS                                                                                                2002         2001

CURRENT ASSETS:
  Cash                                                                                             $   215     $    261
  Receivables, net                                                                                   7,001        7,859
  Inventory                                                                                          8,797       11,947
  Deferred income taxes                                                                              1,842        2,226
  Prepaid expenses and other current assets                                                            202          318
                                                                                                   -------     --------

            Total current assets                                                                    18,057       22,611

PROPERTY, PLANT AND EQUIPMENT - Net                                                                  1,350        2,217

OTHER ASSETS                                                                                           337          282

DEFERRED INCOME TAXES                                                                                2,662        2,689
                                                                                                   -------     --------

TOTAL ASSETS                                                                                       $22,406      $27,799
                                                                                                   =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable                                                                                   $ 4,129      $ 3,734
   Current maturities of long-term debt and capital lease obligations                                   40        6,593
   Accounts payable                                                                                  3,355        2,853
   Accrued expenses and other current liabilities                                                    1,004        1,415
                                                                                                   -------     --------

            Total current liabilities                                                                8,528       14,595
                                                                                                   -------     --------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                                            30           70
                                                                                                   -------     --------

DEFERRED LEASE LIABILITY                                                                               140           30
                                                                                                   -------     --------

OTHER LONG-TERM LIABILITY                                                                               84           83
                                                                                                   -------     --------

COMMITMENTS AND CONTINGENCIES                                                                            -            -

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value - authorized, 30,000,000 shares;
     issued 17,102,000 shares in 2002 and 16,954,000 shares in 2001                                    171          170
   Additional paid-in capital                                                                        4,147        4,092
   Retained earnings                                                                                12,924       12,377
                                                                                                   -------     --------

                                                                                                    17,242       16,639

   Less treasury stock, at cost - 2,017,000 shares                                                   3,618        3,618
                                                                                                   -------     --------

           Total shareholders' equity                                                               13,624       13,021
                                                                                                   -------     --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                         $22,406      $27,799
                                                                                                   =======      =======


See notes to consolidated financial statements.

MOVIE STAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
(In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------


                                                                                  2002          2001           2000

Net sales                                                                       $ 54,359     $ 62,462      $ 62,483

Cost of sales                                                                     39,157       44,072        44,783
                                                                                --------     --------      --------

   Gross profit                                                                   15,202       18,390        17,700

Operating Expenses:
   Selling, general and administrative expenses                                   13,689       14,869        13,797
   Loss on closing of distribution facility                                            -        1,188             -
                                                                                --------     --------      --------

   Operating income from continuing operations                                     1,513        2,333         3,903

Gain on purchases of subordinated debentures                                           -            -          (164)
Interest income                                                                       (3)          (6)         (145)
Interest expense                                                                     695        1,476         1,856
                                                                                ---------    --------      --------

   Income from continuing operations before income taxes and
      extraordinary gain                                                              821         863         2,356
Income taxes                                                                          360        (888)           27
                                                                                ---------    --------      --------

   Income from continuing operations before extraordinary gain                        461       1,751         2,329

Discontinued operations:
   Income from operations of discontinued retail stores, net of income taxes            -         122           398
   Gain (loss) on disposal of discontinued retail stores, including provision
      for operating losses during phase-out period, net of income taxes                86        (448)            -
                                                                                ---------    --------      --------

Income before extraordinary gain                                                      547       1,425         2,727

Extraordinary gain on purchases of subordinated debentures and senior notes,
   net of income taxes                                                                  -         289           393
                                                                                ---------    --------      --------

Net income                                                                      $     547    $  1,714      $  3,120
                                                                                =========    ========      ========

BASIC NET INCOME (LOSS) PER SHARE
  From continuing operations before extraordinary gain                          $     .03    $    .12      $    .16
  From discontinued operations                                                        .01        (.02)          .03
  From extraordinary gain                                                               -         .02           .02
                                                                                ---------    --------      --------
  Net income per share                                                          $     .04    $    .12      $    .21
                                                                                =========    ========      ========

DILUTED NET INCOME (LOSS) PER SHARE
  From continuing operations before extraordinary gain                          $     .03    $    .11      $    .15
  From discontinued operations                                                        .01        (.02)          .03
  From extraordinary gain                                                               -         .02           .02
                                                                                ---------    --------      --------
  Net income per share                                                          $     .04    $    .11      $    .20
                                                                                =========    ========      ========

Basic weighted average number of shares outstanding                                15,085      14,899        14,889
                                                                                =========    ========      ========

Diluted weighted average number of shares outstanding                              15,112      15,301        15,928
                                                                                =========    ========      ========


See notes to consolidated financial statements.

MOVIE STAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
(In Thousands)
--------------------------------------------------------------------------------


                                                                    Additional
                                              Common Stock            Paid-in        Retained         Treasury Stock
                                           Shares      Amount         Capital        Earnings       Shares       Amount       Total

BALANCE, JUNE 30, 1999                     16,897     $   169        $   4,072       $  7,543        2,017     $ (3,618)    $ 8,166

   Net income                                   -           -                -          3,120            -            -       3,120
   Conversion of long-term debt
     for common stock                          17           -                6              -            -            -           6
                                          -------     -------        ---------       --------      -------     --------     -------

BALANCE, JUNE 30, 2000                     16,914         169            4,078         10,663        2,017       (3,618)     11,292

   Net income                                   -           -                -          1,714            -            -       1,714
   Conversion of long-term debt
     for common stock                          40           1               14              -            -            -          15
                                          -------     -------        ---------       --------      -------     --------     -------

BALANCE, JUNE 30, 2001                     16,954         170            4,092         12,377        2,017       (3,618)     13,021

   Net income                                   -           -                -            547            -            -         547
   Conversion of long-term debt
     for common stock                         148           1               55              -            -            -          56
                                          -------     -------        ---------       --------      -------     --------     -------

BALANCE, JUNE 30, 2002                     17,102     $   171        $   4,147       $ 12,924        2,017     $ (3,618)    $13,624
                                          =======     =======        =========       ========      =======     ========     =======



See notes to consolidated financial statements.

MOVIE STAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2002, 2001, AND 2000
(In Thousands)
--------------------------------------------------------------------------------


                                                                                       2002           2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $  547        $ 1,714       $ 3,120
   Adjustments to reconcile net income to net cash
       provided by continuing operating activities
     Depreciation and amortization                                                      356            431           535
     Provision for sales allowances and doubtful accounts                               (67)            60           182
     Deferred income taxes                                                              411           (906)            -
     Deferred lease liability                                                           110             30             -
     Loss (gain) on discontinued operations                                             (86)           326          (406)
     Gain on purchases of subordinated debentures                                         -              -          (164)
     Non-cash impairment charge                                                           -            915             -
     Loss on disposal of property, plant and equipment                                    -             24             -
     Extraordinary gain on purchases of subordinated debentures
      and senior notes                                                                    -           (482)         (401)
   (Increase) decrease in operating assets:
     Receivables                                                                        925             41        (1,278)
     Inventory                                                                        3,150          1,162         1,097
     Prepaid expenses and other current assets                                          116             98           156
     Other assets                                                                       (75)           242           (73)
   Increase (decrease) in operating liabilities:
     Accounts payable                                                                   503         (1,565)           35
     Accrued expenses and other liabilities                                            (288)          (324)       (1,358)
                                                                                     ------        -------       -------
           Net cash provided by operating activities                                  5,602          1,766         1,445
                                                                                     ------        -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                          (205)          (555)         (149)
   Proceeds from sale of property, plant and equipment                                  737            121            30
                                                                                     ------        -------       -------
           Net cash provided by (used in) investing activities                          532           (434)         (119)
                                                                                     ------        -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment on and purchases of long-term debt and
    capital lease obligations                                                        (6,537)        (5,026)       (8,063)
   Net proceeds from revolving line of credit                                           395          2,044         1,690
                                                                                     ------        -------       -------
           Net cash used in financing activities                                     (6,142)        (2,982)       (6,373)
                                                                                     ------        -------       -------

           Net cash (used in) provided by discontinued operations                       (38)         1,199         1,162
                                                                                     ------        -------       -------

NET (DECREASE) INCREASE IN CASH                                                         (46)          (451)       (3,885)
CASH, BEGINNING OF YEAR                                                                 261            712         4,597
                                                                                     ------        -------       -------

CASH, END OF YEAR                                                                    $  215        $   261       $   712
                                                                                     ======        =======       =======

                                                                                                          (Continued)

MOVIE STAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2002, 2001, AND 2000
(In Thousands)
--------------------------------------------------------------------------------


                                                                                       2002           2001          2000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during period for:
     Interest                                                                        $  863        $  1,530      $ 1,993
                                                                                     ======        ========      =======
     Income taxes (net of refunds received)                                          $  (51)       $     69      $    53
                                                                                     ======        ========      =======



SUPPLEMENTAL DISCLOSURES OF NONCASH
   INVESTING ACTIVITIES:
  Acquisition of equipment through assumption of
    capital lease obligation                                                         $    -        $      -      $   154
                                                                                     ======        ========      =======


SUPPLEMENTAL DISCLOSURES OF NONCASH
  FINANCING ACTIVITIES:
  Conversion of long-term debt for common stock                                      $  (56)       $    (15)      $    (6)
  Issuance of common stock                                                               56              15             6
                                                                                     ------        --------       -------
                                                                                     $    -        $     -        $     -
                                                                                     ======        ========       =======

                                                                                                        (Concluded)

See notes to consolidated financial statements.

MOVIE STAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business - Movie Star, Inc. and its subsidiaries (the "Company") is a New York corporation organized in 1935, which designs, manufactures, markets and sells an extensive line of ladies' sleepwear, robes, leisurewear, loungewear, panties and daywear.

        Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America also requires management to make estimates and assumptions that affect the disclosures of contingent assets and liabilities at the date of the financial statements. Significant estimates include inventory provision, sales return, allowance for doubtful accounts, allowance for sales discounts and lives of long-lived assets. Actual results could differ from those estimates.

        Allowances for Doubtful Accounts/Sales Discounts - The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company also estimates expenses for customer discounts, programs and incentive offerings. If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental expense at the time the incentive is offered.

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

        Impairment of Long-lived Assets - The Company follows Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In evaluating the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets and reduces their carrying value by the excess, if any, of the result of such calculation. Management believes at this time that the carrying value and useful life of long-lived assets continue to be appropriate.

        Deferred Rent - The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the non-cancelable lease term.

        Stock Options - As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected not to adopt the fair value based method of accounting for its stock-based compensation plans. The Company will continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." See Note No. 13.

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

        Shipping and Handling Costs - Shipping and handling costs include warehousing, freight-out and other direct costs to deliver inventory to customers. Such amounts, which are included in selling, general and administrative expenses in the consolidated statements of income, aggregated approximately $1,984,000 in 2002, $2,371,000 in 2001 and $1,636,000 in 2000.

        Income Taxes - The Company follows SFAS No. 109, "Accounting for Income Taxes."

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

        Effect of New Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

        SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS No. 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). The adoption of this Statement did not have a material impact on our results of operations.

        SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets." It changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS No. 142 is effective for fiscal years beginning December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company has determined that the adoption of this Statement did not have an impact on the consolidated financial statements.

        In April 2001, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-25, "Vendor Income Statement Characteristics of Consideration Paid to a Reseller of the Vendor's Products" ("EITF No. 00-25"). In November 2001, EITF No. 00-25 was codified in EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." EITF No. 01-09 concluded that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration characterized as a cost incurred if a benefit is or will be received from the recipient of the consideration if certain conditions are met. The Company adopted this pronouncement in our fourth quarter in the fiscal year ended June 30, 2002 and there was no impact on our consolidated results of operations.

        Accounting Standards Not Yet Adopted

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 beginning in the first fiscal quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 143 will not have a material impact on our results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The primary objectives of SFAS No. 144 were to develop one accounting model based on the framework established in SFAS No. 121, and to address significant implementation issues. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 in the first fiscal quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 144 will not have a material impact on our results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to the classification of debt extinguishment is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of SFAS No. 146 on its consolidated financial statements.

        Reclassification - Certain items in prior years in specific captions of the accompanying consolidated financial statements and notes to consolidated financial statements have been reclassified for comparative purposes.


2.      INVENTORY

        Inventory consists of the following:


                                              June 30,
                                         2002           2001
                                           (In Thousands)

         Raw materials                 $1,499        $ 2,204
         Work-in process                  640            692
         Finished goods                 6,658          9,051
                                       ------        -------
                                       $8,797        $11,947
                                       ======        =======

3.      RECEIVABLES

        Receivables are comprised of the following:

                                                 June 30,
                                            2002           2001
                                              (In Thousands)

         Trade                            $8,321        $9,241
         Other                                 1             5
                                          ------        ------
                                           8,322         9,246

         Less allowance for doubtful
           accounts and sales discounts   (1,321)       (1,387)
                                          ------        ------

                                          $7,001        $7,859
                                          ======        =======

4.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consists of the following:

                                                           June 30,
                                                      2002           2001
                                                        (In Thousands)

         Land, buildings and improvements             $ 1,890        $ 4,777
         Machinery and equipment                          553            630
         Office furniture and equipment                 1,239          1,116
         Leasehold improvements                           248            245
                                                      -------        -------
                                                        3,930          6,768
         Less accumulated depreciation
           and amortization                            (2,580)        (4,551)
                                                      -------        -------
                                                      $ 1,350        $ 2,217
                                                      =======        =======


        In August 2000, the Company sold a non-operating manufacturing facility located in Mississippi for $105,000.

        In September 2001, the Company sold its two non-operating facilities located in Virginia and a retail store from discontinued operations for $729,000 and $52,000, respectively.

        Depreciation expense of $336,000, $391,000 and $462,000 was recorded in fiscal 2002, 2001 and 2000, respectively.


5.      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities are comprised of the following:

                                                               June 30,
                                                          2002           2001
                                                            (In Thousands)

         Insurance                                     $  512         $  565
         Salary, commissions and employee benefits        274            412
         Other                                            218            257
         Interest on long-term debt                         -            181
                                                       ------         ------
                                                       $1,004         $1,415
                                                       ======         ======

6.      NOTES PAYABLE

        The Company amended and restated its credit agreement (the "Amended Credit Agreement"), effective June 30, 2001. The Amended Credit Agreement matures on July 1, 2004 and is subject to annual renewals thereafter. Under the agreement, the Company may borrow, in the aggregate, revolving loans and letters of credit, up to $30,000,000. Availability under the line of credit is subject to the Company's compliance based on financial formulas as outlined in the agreement. Pursuant to the terms of the agreement, the Company has pledged substantially all of its assets, except the Company's real property. Interest on outstanding borrowings is payable at the prime rate, but not less than 5.75 percent per annum.

        The Amended Credit Agreement contains financial covenants, with respect to consolidated tangible net worth, as defined, and working capital. Management expects to be in compliance through fiscal 2003. Because compliance is based on management's estimates and actual results can differ from these estimates, compliance through fiscal 2003 cannot be assured. The Company believes the assumptions used are appropriate. Furthermore, the Company is prohibited from paying dividends or incurring additional indebtedness, as defined, outside the normal course of business.

        For the fiscal year ended June 30, 2002, under the credit agreement, the borrowings peaked at $15,783,000 and the average amount of borrowings was $7,806,000, with the weighted average interest rate of 5.99%. For the fiscal year ended June 30, 2001, under the credit agreement, the borrowings peaked at $8,346,000 and the average amount of borrowings was $3,426,000, with the weighted average interest rate of 8.82%.

        At June 30, 2002, the Company had borrowings of $4,129,000 outstanding under this line of credit at an interest rate of 5.75 percent and also had approximately $6,184,000 of outstanding letters of credit.

        At June 30, 2001, the Company had borrowings of $3,655,000 outstanding under this line of credit at an interest rate of 6.75 percent and also had approximately $7,769,000 of outstanding letters of credit.


7.      LONG-TERM DEBT

        Long-term debt consists of the following:
                                                                 June 30,
                                                            2002           2001
                                                              (In Thousands)

         12.875% Subordinated Debentures               $     -         $ 4,180
         8% Senior Notes                                     -           2,283
         8% Senior Convertible Notes                         -              57
         Capital Lease Obligations                          70             143
                                                       -------         -------
                                                            70           6,663
         Less current portion                               40           6,593
                                                       -------         -------

         Long-term debt                                $    30         $    70
                                                       =======         =======

        12.875% Subordinated Debentures - During fiscal 2000, the Company purchased $5,640,000 in principal amount of its 12.875% Subordinated Debentures. With $3,737,000 of the 12.875% Subordinated Debentures purchased during fiscal 2000 and in conjunction with previously acquired debentures, the Company satisfied its sinking fund requirement due October 1, 2000. As a result of the purchase of these debentures, the Company recorded a pre-tax gain of $164,000, net of related costs. The remaining $1,903,000 of the 12.875% Subordinated Debentures was applied to the final payment on these debentures. As a result of the purchase of these debentures in fiscal 2000, the Company recorded an extraordinary gain of $152,000, net of related costs and income taxes.

        During fiscal 2001, the Company purchased an aggregate of $167,000 in principal of its 12.875% Subordinated Debentures. As a result of these purchases, the Company recorded an extraordinary gain of $5,000, net of related costs and income taxes. The Company applied the principal amount of the 12.875% Subordinated Debentures against the final payment on these debentures.

        In September 2001, the Company paid the remaining balance on its 12.875% Subordinated Debentures of $4,180,000 one-month early utilizing its Amended Credit Agreement.

        8% Senior Notes - In fiscal 2000, the Company purchased $2,984,000 in principal of its 8% Senior Notes due September 1, 2001. As a result of this purchase, the Company recorded an extraordinary gain of $241,000, net of related costs and income taxes.

        During fiscal 2001, the Company purchased $5,283,000 in principal amount of its 8% Senior Notes. As a result of these transactions, the Company recorded an extraordinary gain of $284,000 net of related costs and income taxes. The Company applied the principal amount of the 8% Senior Notes against the final payment.

        In January 2000, holders of $6,000 in principal amount of the 8% Convertible Senior Notes converted their Notes into 17,000 shares of the Company's common stock.

        In June 2001, holders of $15,000 in principal amount of the 8% Convertible Senior Notes converted their Notes into 40,000 shares of the Company's common stock.

        In July 2001, holders of $55,500 in principal amount of the 8% Convertible Senior Notes converted their Notes into approximately 148,000 shares of the Company's common stock.

        In September 2001, the Company paid the remaining balance on its 8% Senior Notes of $2,284,000 at maturity utilizing its Amended Credit Agreement.

        The maturities of long-term debt at June 30, 2002, including current maturities, are as follows (in thousands):


                     Fiscal Year             Amount

                        2003                  $40
                        2004                   30
                                              ---
                                              $70
                                              ===

8.      FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.


                                                                          June 30,
                                                   -----------------------------------------------------------
                                                             2002                           2001
                                                   -----------------------------------------------------------
                                                     Carrying      Estimated         Carrying     Estimated
                                                     Amount        Fair Value        Amount       Fair Value
                                                                          (In Thousands)

           Long-Term Debt and Capital
             Lease Obligations                      $      70      $      70         $   6,663    $   6,439

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

        The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2002 and 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

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


        The income tax effects of significant items, comprising the Company's net deferred tax assets and liabilities, are as follows:


                                                                                                      June 30,
                                                                                                  2002          2001
                                                                                                   (In Thousands)

          Deferred tax liabilities:
            Differences between book and tax basis of property,
              plant and equipment                                                                 $   76       $    -
                                                                                                  ------       ------

          Deferred tax assets:
            Differences between book and tax basis of property,
              plant and equipment                                                                      -           78
            Difference between book and tax basis of inventory                                       854          911
            Reserves not currently deductible                                                        723          772
            Operating loss carryforwards                                                           2,900        3,028
            Difference between book and tax basis of senior notes                                      -           23
            Other                                                                                    103          103
                                                                                                  ------       ------
                                                                                                   4,580        4,915
                                                                                                  ------       ------
          Net deferred tax asset                                                                  $4,504       $4,915
                                                                                                  ======       ======

        The provision for income taxes on continuing operations is comprised as follows:

                                           Years Ended June 30,
                                      2002          2001        2000
                                              (In Thousands)

            Current:
               Federal              $  (15)        $   (9)      $   4
               State and local          22              2          23
                                    ------         ------       -----
                                         7             (7)         27
                                    ------         ------       -----
            Deferred
               Federal                 300           (705)          -
               State and local          53           (176)          -
                                    ------         ------       -----
                                       353           (881)          -
                                    ------         ------       -----

                                    $  360         $ (888)     $   27
                                    ======         =======     ======

        A tax provision (benefit) of $58,000, $(218,000) and $8,000 was allocated to discontinued operations for the years ended June 30, 2002, 2001 and 2000, respectively, and a tax provision of $193,000 and $8,000 was allocated to extraordinary gains for the years ended June 30, 2001 and 2000, respectively.

        Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:




                                                                                            Years Ended June 30,
                                                                                        2002          2001         2000
                                                                                                (In Thousands)

            Federal statutory rate                                                      34.0%         34.0%        34.0%

            Increase (decrease) in tax resulting from:
               Valuation allowance                                                         -        (143.3)       (41.0)
               State income taxes (net of federal tax benefits)                          6.4           6.0          6.0
               Other                                                                     2.2            .4          2.3
                                                                                        ----         -----         ----

            Effective rate                                                              42.6%       (102.9)%        1.3%
                                                                                        ====         =====         ====

        As of June 30, 2002, the Company has net operating loss carryforwards of approximately $7,249,000 for federal income tax purposes that expire between the years 2009 and 2012 and credit carryforwards of approximately $103,000.


10.     COMMITMENTS AND CONTINGENCIES

        Operating Leases --The Company has operating leases expiring in various years through fiscal 2010.

        Future minimum payments under these leases at June 30, 2002 are as follows (in thousands):

                              Fiscal Year              Amount

                                   2003                $ 1,145
                                   2004                  1,173
                                   2005                  1,199
                                   2006                  1,189
                                   2007                  1,136
                                Thereafter               4,199
                                                       -------
                                                       $10,041
                                                       =======

        Rental expense for 2002, 2001 and 2000 was approximately $1,210,000, $734,000 and $559,000, respectively.

        Employment Agreement - As of June 30, 2002, the Company has an employment agreement with one key executive expiring June 2004. The financial liability for this agreement is approximately $975,000.

        Consulting Agreement - Upon the retirement of Mark M. David as Chief Executive Officer, the Company entered into a five-year consulting agreement with Mr. David on July 1, 1999, pursuant to which annual compensation payments of approximately $200,000 are required.



11.     RELATED PARTY


        Upon the retirement of its Chief Executive Officer, in July 1999, the Company entered into an agreement, expiring in October 2011, to provide for future medical benefits. As of June 30, 2002 and 2001, the current portion, included in "Accrued expenses and other current liabilities," amounted to $10,000 and $9,000, respectively and the long-term portion, classified as "Other long-term liability," amounted to $$84,000 and $83,000, respectively.


12.     CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS


        Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the retail industry. One customer accounted for 32%, 27%, and 21% of the Company's net sales in fiscal 2002, 2001 and 2000, respectively. Another customer accounted for 13%, 13%, and 12% of the Company's net sales in fiscal 2002, 2001 and 2000, respectively, while another customer accounted for 7%, 11%, and 14% of the Company's net sales in fiscal 2002, 2001 and 2000, respectively. The Company performs ongoing credit evaluations of its customers' financial condition. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.


13.     STOCK PLANS, OPTIONS AND WARRANT

        Stock Options - On December 8, 1994, the Company's shareholders approved a new Incentive Stock Option Plan (the "1994 ISOP") to replace the 1983 ISOP. Options granted, pursuant to the plan, are not subject to a uniform vesting schedule. The plan permits the issuance of options to employees to purchase common stock of the Company at a price not less than fair market value on the date of the option grant. The plan reserves 2,000,000 shares of common stock for grant and provides that the term of each award be determined by the Compensation Committee with all awards made within the ten-year period following the effective date. Options to purchase 1,730,000 shares at an exercise price ranging from $.50 to $1.125 per share are outstanding at June 30, 2002. Of the total options granted, 1,520,000 are presently exercisable.

        On February 21, 2000, the Committee adopted a new Performance Equity Plan (including a new Incentive Stock Option Plan) (the "2000 Plan") and on November 28, 2000, the Company's shareholders approved the plan. The 2000 Plan authorizes the Company to grant qualified and non-qualified options to participants for the purchase of up to an additional 750,000 shares of the Company's common stock and to grant other stock-based awards to eligible employees of the Company. Options to purchase 490,000 shares at an exercise price ranging from $.625 to $1.0625 per share are outstanding at June 30, 2002. Of the total options granted, 226,000 are presently exercisable.

        The Company also has a Key Employee Stock Option Plan covering the issuance of up to 1,667,000 shares of the Company's common stock. Options to purchase 200,000 shares at an exercise price of $.625 per share are outstanding at June 30, 2002. Of the total options granted, 120,000 are presently exercisable.

        SFAS No. 123, "Accounting Stock-Based Compensation" was effective for the Company for fiscal 1997. SFAS No. 123 encourages (but does not require) compensation expense to be measured based on the fair value of the equity instrument awarded. In accordance with APB No. 25, no compensation cost has been recognized in the Consolidated Statements of Income for the Company's stock option plans. If compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's net income would have been $479,000, $1,648,000 and $2,626,000 for 2002,
        2001 and 2000, respectively. Basic net income per share would have been $.03, $.11 and $.18 for 2002, 2001 and 2000, respectively and diluted net income per share would have been $.03, $.11 and $.17 for 2002, 2001 and 2000, respectively. This pro forma information may not be representative of the amounts to be expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to 1995.



        Information with respect to stock options is as follows (shares in thousands):




                                                              2002                        2001                       2000
                                                           ----------                  ----------                 ----------
                                                                  Weighted-                Weighted-                   Weighted-
                                                                   Average                  Average                     Average
                                                                   Exercise                Exercise                    Exercise
                  FIXED OPTIONS                      Shares         Price        Shares      Price          Shares       Price

         Outstanding - beginning of year              2,560         $.69         2,185       $ .68           2,075       $ .64
         Granted                                        100          .50           540         .86             110        1.27
         Exercised                                        -            -             -           -               -           -
         Canceled                                      (240)        (.78)         (165)       (.98)              -           -
                                                      -----         ----         -----       -----           -----       -----
         Outstanding - end of year                    2,420         $.68         2,560       $ .69           2,185       $ .68
                                                      =====         ====         =====       =====           =====       =====

         Exercisable - end of year                    1,866         $.68         1,576       $ .68           1,157       $ .66
                                                      =====         ====         =====       =====           =====       =====
         Weighted-average fair value of
           options granted during the year                          $.22                     $ .36                       $1.42
                                                                    ====                     =====                       =====

        The fair value of each option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively; risk-free interest rate 4.0%, 4.2% and 6.2 %; expected life 7 years; expected volatility of 69.22%, 59.12% and 106.0%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

        The following table summarizes information about stock options outstanding at June 30, 2002 (options in thousands):



                                 Options Outstanding                                               Options  Exercisable
        -------------------------------------------------------------------------------       -----------------------------------
                                         Weighted-Average
                                   Number              Remaining            Weighted-                                 Weighted-
            Range of           Outstanding at         Contractual            Average          Exercisable at           Average
        Exercise Prices        June 30, 2002          Life in Yrs        Exercise Price        June 30, 2002       Exercise Price
        ---------------        --------------         -----------        --------------       --------------       --------------

         $.50 - $1.125              2,420                 5.7                $.6839                1,866                $.68


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



14.     NET INCOME PER SHARE

        The Company's calculation of Basic and Diluted Net Income Per Share are as follows (in thousands, except per share amounts):


                                                                                               Years Ended June 30,
                                                                                        2002         2001           2000
                                                                                         (In Thousands, Except Per Share)

    Basic:
      Income from continuing operations before extraordinary gain                    $   461      $ 1,751         $ 2,329
      Income (loss) from discontinued operations                                          86         (326)            398
      Extraordinary gain                                                                   -          289             393
                                                                                     -------      -------         -------
      Net income                                                                     $   547      $ 1,714         $ 3,120
                                                                                     =======      =======         =======

      Weighted average number of shares outstanding                                   15,085       14,899          14,889
                                                                                     =======      =======         =======

    Basic net income (loss) per share:
      From continuing operations before extraordinary gain                           $   .03      $   .12         $   .16
      From discontinued operations                                                       .01         (.02)            .03
      From extraordinary gain                                                              -          .02             .02
                                                                                     -------      -------         -------
      Basic net income per share                                                     $   .04      $   .12         $   .21
                                                                                     =======      =======         =======


                                                                                               Years Ended June 30,
                                                                                         2002          2001          2000
                                                                                         (In Thousands, Except Per Share)

   Diluted:
     Income from continuing operations before extraordinary gain                     $      461    $    1,751     $    2,329
     Interest Expense on 8% Convertible Senior Notes                                          -             6              6
                                                                                     ----------    ----------     ----------
     Adjusted income from continuing operations before extraordinary gain                   461         1,757          2,335
     Income (loss) from discontinued operations                                              86          (326)           398
     Extraordinary gain                                                                       -           289            393
                                                                                     ----------    ----------     ----------
     Adjusted net income                                                             $      547    $    1,720     $    3,126
                                                                                     ==========    ==========     ==========

    Weighted average number of shares outstanding                                        15,085        14,899         14,889
    Shares Issuable Upon Conversion of
        8% Convertible Senior Notes                                                           -           187            201
    Shares Issuable Upon Conversion of Stock Options                                         18           197            809
    Shares Issuable Upon Conversion of Warrants                                               9            18             29
                                                                                     ----------    ----------     ----------
    Total average number of equivalent shares outstanding                                15,112        15,301         15,928
                                                                                     ==========    ==========     ==========

    Diluted net income per share:
      From continuing operations before extraordinary gain                           $      .03    $      .11     $      .15
      From discontinued operations                                                          .01          (.02)           .03
      From extraordinary gain                                                                 -           .02            .02
                                                                                     ----------    ----------     ----------
      Diluted net income per share                                                   $      .04    $      .11     $      .20
                                                                                     ==========    ==========     ==========



15.    LOSS ON CLOSING OF DISTRIBUTION FACILITY

       During fiscal 2001, the Company recorded facility closing costs of $273,000 relating to a plan to close the distribution facility in Lebanon, Virginia. The action was taken by the Company to enhance the Company's competitiveness, to reduce expenses and to improve efficiencies. The charges and related accruals consist of the following (in thousands):


                                                                     During            Accrual            Accrual
                                                                   Year Ended         Remaining          Remaining
                                                                    June 30,            As of              As of
                                                                      2001          June 30, 2001      June 30, 2002

          Impairment charge                                          $  915                 $ -                $ -
          Severance and other employee benefits                         138                  16                  -
          Exit costs                                                    135                  19                  -
                                                                      -----                 ---                ---
                                                                     $1,188                 $35                $ -
                                                                     ======                 ===                ===



       The Company periodically reviews the recorded value of its long-lived assets to determine if the carrying amount of those assets may not be recoverable based upon the future operating cash flows expected to be generated by those assets. In accordance with SFAS No. 121, during the second quarter of fiscal 2001, based upon management's decision to close the distribution facility, the Company recorded a non-cash impairment charge of $915,000 related to the write-down of a portion of the recorded property, plant and equipment values. Since the sum of the undiscounted expected future cash flows was less than the carrying amount of the asset, the asset was considered impaired. An impairment loss was measured as the amount by which the carry amount of the asset exceeds the fair value of the asset, which was based upon quoted market price, less the cost to sell the property. The value of the asset was included in property, plant and equipment as assets held for sale, based upon the expected sale price of the building. The Company discontinued depreciating this asset and was sold for $630,000 in September 2001.

       In conjunction with the closing of the facility, the Company eliminated sixty-three positions and provided severance to certain employees. The Company recorded severance and related taxes of $138,000 during fiscal 2001. The Company paid the remaining severance costs in fiscal 2002.

       The Company recorded exit costs of $135,000 associated with the shutdown of the distribution facility during fiscal 2001. Such costs include employee salaries and benefits and other costs to be incurred after operations cease. The Company completed the closure in the fourth quarter of fiscal 2001. The Company paid the remaining exit costs in fiscal 2002.


16.    DISCONTINUED OPERATIONS

       In December 2000, management authorized the shutdown of the retail segment and ceased all operations in March 2001. Accordingly, operating results of this segment, for the years ended June 30, 2002, 2001 and 2000, have been reclassified as income from discontinued operations.

       The estimated loss on disposal provided for the write-down of assets to the estimated market value of $102,000, the loss on fulfilling lease obligations of $94,000, the costs of disposal of $201,000 and future operating losses of $350,000. Accordingly, the Company had recorded an estimated loss on disposal of $448,000, net of a benefit from income taxes of $299,000, for the year ended June 30, 2001.

       In fiscal 2002, the Company recorded income on the disposal of its discontinued operations of $144,000. This related primarily to the sale of a retail store in excess of its estimated realizable value and the favorable negotiation on its lease terminations.

       The Company also reclassified the income from discontinued operations of $86,000, $122,000 and $398,000, net of income taxes of $58,000, $81,000 and $8,000 for the years ended June 30, 2002, 2001 and 2000, respectively, to income from operations of discontinued retail stores.

       Operating results of discontinued operations are as follows (in thousands):


                                                Years Ended June 30,
                                          2002             2001          2000

       Net sales                         $   -           $4,342        $8,292
       Costs and expenses                 (144)           4,886         7,886
       Income taxes                         58             (218)            8
                                         -----           ------        ------
       Net income (loss) from
         discontinued operations         $  86           $ (326)       $  398
                                         =====           ======        ======

       The net assets and liabilities of discontinued operations included in the accompanying consolidated balance sheets are as follows (in thousands):

                                                             June 30,
                                                       2002            2001

       Cash                                           $    -         $   12
       Property, plant and equipment, net                  -            106
       Deferred income taxes                             160            218
                                                      ------         ------
       Total assets of discontinued operations        $  160         $  336
                                                      ======         ======

       Accounts payable                               $    6         $    6
       Accrued liabilities                                 -             99
                                                      ------         ------
       Total liabilities of discontinued operations   $    6         $  105
                                                      ======         ======



17.      UNAUDITED SELECTED QUARTERLY FINANCIAL DATA


                                                                                                Quarter
                                                                            First       Second        Third          Fourth
                                                                                    (In Thousands, Except Per Share)

       Fiscal Year Ended June 30, 2002

             Net sales                                                      $14,911      $15,210      $13,528        $10,710
             Gross profit                                                     4,150        4,461        3,781          2,810
             Income from continuing operations before extraordinary
              gain                                                              258          395          180           (372)
             Income from discontinued operations                                 43            -            -             43
             Extraordinary gain                                                   -            -            -              -
             Net income (loss)                                                  301          395          180           (329)
             Basic net income (loss) per share:
               From continuing operations                                       .02          .03          .01           (.03)
               From discontinued operations                                       -            -            -            .01
               From extraordinary gain                                            -            -            -              -
               Net income (loss)                                                .02          .03          .01           (.02)
             Diluted income (loss) per share:
               From continuing operations                                       .02          .03          .01           (.03)
               From discontinued operations                                       -            -            -            .01
               From extraordinary gain                                            -            -            -              -
               Net income (loss)                                                .02          .03          .01           (.02)



                                                                                                Quarter
                                                                            First       Second        Third          Fourth
                                                                                    (In Thousands, Except Per Share)
       Fiscal Year Ended June 30, 2001

             Net sales                                                     $17,199       $19,853      $13,851       $11,559
             Gross profit                                                    5,446         5,865        4,193         2,886
             Income from continuing operations before extraordinary
              gain                                                           1,332           256           54           109
             Income (loss) from discontinued operations                        (62)         (480)           -           216
             Extraordinary gain                                                  -           348            -           (59)
             Net income                                                      1,270           124           54           266
             Basic net income (loss) per share:
               From continuing operations                                      .09           .02            -           .01
               From discontinued operations                                      -          (.03)           -           .01
               From extraordinary gain                                           -           .02            -             -
               Net income                                                      .09           .01            -           .02
             Diluted income (loss) per share:
               From continuing operations                                      .08           .02            -           .01
               From discontinued operations                                      -          (.03)           -           .01
               From extraordinary gain                                           -           .02            -             -
               Net income                                                      .08           .01            -           .02


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

                                   * * * * * *

                                                                     Schedule II
MOVIE STAR, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)
------------------------------------------------------------------------------


                      Column A                             Column B          Column C         Column D        Column E

                                                                            Additions
                                                          Balance at        Charged to                       Balance at
                                                          Beginning         Costs and                          End of
                     Description                          of Period          Expenses        Deductions        Period

FISCAL YEAR ENDED JUNE 30, 2002:

Allowance for doubtful accounts                            $    284         $      122       $        -      $      406


Allowance for sales discounts and allowances                  1,103              3,565           (3,753)            915
                                                           --------         ----------       ----------      ----------


                                                           $  1,387         $    3,687        $  (3,753)     $    1,321
                                                           ========         ==========        =========      ==========

FISCAL YEAR ENDED JUNE 30, 2001:

Allowance for doubtful accounts                            $    159         $      248        $    (123) (a) $      284

Allowance for sales discounts and allowances                  1,168              4,514           (4,579)          1,103
                                                           --------         ----------        ---------      ----------

                                                           $  1,327         $    4,762        $  (4,702)     $    1,387
                                                           ========         ==========        =========      ==========

FISCAL YEAR ENDED JUNE 30, 2000:

Allowance for doubtful accounts                            $    885         $       65        $     (75) (a) $      159
                                                                                                   (716) (b)

Allowance for sales discounts and allowances                    260              3,867           (3,675)          1,168
                                                                                   716 (b)
                                                           --------         ----------        ---------      ----------

                                                           $  1,145         $    4,648        $  (4,466)     $    1,327
                                                           ========         ==========        =========      ==========

(a)      Uncollectible accounts written off.
(b)      Reclassification of accounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

    Director Since    Name                 Age   Position
    --------------    ----                 ---   --------

    1981              Mark M. David        55    Chairman of the Board

    1997              Melvyn Knigin        59    President, Chief Executive
                                                 Officer and Director

    1983              Saul Pomerantz       53    Executive Vice President, Chief
                                                 Operating Officer, Secretary
                                                 and Director

    1996              Joel M. Simon        57    Director

    1996              Gary W. Krat         54    Director

    2001              Michael A. Salberg   50    Director

    Officer Since
    -------------
    1999              Thomas Rende         41    Chief Financial Officer


Mark M. David was re-elected Chairman of the Board on December 3, 2001. Effective as of July 1, 1999, Mr. David retired as a full-time executive employee of the Company. Mr. David relinquished the position of Chief Executive Officer in February 1999, but remained as Chairman of the Board. He had been Chairman of the Board and Chief Executive Officer from December 1985 to August 1995 and from April 1996 until February 1999, President from April 1983 to December 1987 and Chief Operating Officer of the Company since the merger with Stardust Inc. in 1981 until December 1987. Prior to the merger, he was founder, Executive Vice President and Chief Operating Officer of Sanmark Industries Inc.

Melvyn Knigin was re-elected Chief Executive Officer and to the Board of Directors on December 3, 2001. Mr. Knigin had been appointed Chief Executive Officer in February 1999. Mr. Knigin was appointed to fill a vacancy on the Board of Directors and promoted to Senior Vice President and Chief Operating Officer on February 5, 1997 and was promoted to President on September 4, 1997. Since joining the Company in 1987, he was the President of Cinema Etoile, the Company's upscale intimate apparel division. Prior to joining the Company, he had spent most of his career in the intimate apparel industry.

Saul Pomerantz, CPA, was re-elected to the Board of Directors and Chief Operating Officer on December 3, 2001. Mr. Pomerantz had been appointed Chief Operating Officer in February 1999. Mr. Pomerantz was elected Senior Vice President on December 3, 1987 and was promoted to Executive Vice President on September 4, 1997. Previously, he was Vice President-Finance since 1981. He was Chief Financial Officer from 1982 to February 1999 and has been Secretary of the Company since 1983.

Thomas Rende was re-elected Chief Financial Officer on December 3, 2001. Mr. Rende had been appointed Chief Financial Officer in February 1999. Since joining Movie Star in 1989, Mr. Rende has held various positions within the finance department.

Gary W. Krat was re-elected to the Board of Directors on December 3, 2001. Mr. Krat is currently Chairman Emeritus of SunAmerica Financial Network. From 1990 and until his retirement in 1999, Mr. Krat was Senior Vice President of SunAmerica Inc. and Chairman and Chief Executive Officer of SunAmerica Financial Network, Inc. and its six NASD broker dealer companies with nearly ten thousand registered representatives. From 1977 until 1990, Mr. Krat was a senior executive with Integrated Resources, Inc. Prior to joining Integrated Resources, Mr. Krat was a practicing attorney. He has a law degree from Fordham University and a Bachelor of Arts degree from the University of Pittsburgh.

                                     III-1

Joel M. Simon was re-elected to the Board of Directors on December 3, 2001. Mr. Simon is a principal of Crossroads, LLC, a financial consulting firm. Mr. Simon was the President and Chief Executive Officer of Starrett Corporation, a real estate construction, development and management company from March to December 1998. From 1996 to 1998, Mr. Simon was self-employed as a private investor.

Michael A. Salberg was elected to the Board of Directors on December 3, 2001. Mr. Salberg was appointed to fill a vacancy on the Board of Directors on May 25, 2001. Mr. Salberg is a practicing attorney in New York and was admitted to the New York bar in 1977. Since 1989, he has been a partner in the New York law firm of Graubard Miller and its predecessors. The Graubard Miller firm and its predecessors have represented the Company as legal counsel for many years. Mr. Salberg received his Juris Doctor degree from New York Law School in 1976 and a Bachelor of Arts degree from the University of Cincinnati in 1973.


ITEM 11. EXECUTIVE COMPENSATION

Report of the Compensation Committee on Executive Compensation
--------------------------------------------------------------

Joel M. Simon, Gary W. Krat and Mark M. David were appointed by the Board of Directors, and each of them agreed to serve, as members of the Compensation Committee (the "Committee").

The employment of the Company's President and Chief Executive Office, Melvyn Knigin, is governed by the terms of a written employment agreement which expires on June 30, 2004. Saul Pomerantz, Executive Vice President and Chief Operating Officer and Thomas Rende, Chief Financial Officer of the Company do not have written employment agreements. However, Mr. Pomerantz and the Company entered into a written agreement providing for the payment of severance benefits to Mr. Pomerantz in the event his employment is terminated under certain circumstances.

Compensation Policies
---------------------

In determining the appropriate levels of executive compensation for fiscal year 2002, the Committee based its decisions on (1) the success of the Company's restructuring of its manufacturing operations, (2) the Company's improved financial condition, (3) the need to retain experienced individuals with proven leadership and managerial skills, (4) the executives' motivation to enhance the Company's performance for the benefit of its shareholders and customers, and (5) the executives' contributions to the accomplishment of the Company's annual and long-term business objectives.

Salaries generally are determined based on the Committee's assessment of the value of each executive's contribution to the Company, the results of recent past fiscal years in light of prevailing business conditions, the Company's goals for the ensuing fiscal year and, to a lesser extent, prevailing levels at companies considered to be comparable to and competitors of the Company.

In addition to base salary compensation, the Committee has also, from time to time, recommended that stock options be granted to the executive officers in order to reward and reinforce their commitment to maximizing shareholder return and long-term results.

Base Salary Compensation
------------------------

Based on recommendations from the Company's Chairman of the Board, the collective business experience of the other Committee members and negotiations with Messrs. Knigin, Pomerantz and Rende, the Committee established the base salaries for each of Messrs. Knigin, Pomerantz and Rende. Mr. Knigin's base salary is set forth in the written employment agreement and is fixed at $475,000.00 for fiscal year 2003 and $500,000.00 for fiscal year 2004. Mr.
Pomerantz's base salary for fiscal year 2003 will remain at $250,000 and Mr. Rende's base salary for fiscal year 2003 is $165,000.00. The Committee does not utilize outside consultants to obtain comparative salary information, but believes that the salaries paid by the Company are competitive, by industry standards, with those paid by companies with similar sales volume to the Company. The Committee places considerably more weight on each executive's contribution to the Company's development and maintenance of its sources of supply, manufacturing capabilities, marketing strategies and customer relationships than on the compensation policies of the Company's competitors; however, the Committee does not establish or rely on target levels of performance in any of these areas to arrive at its recommendations.

                                     III-2

The current senior executives of the Company have been associated with the Company in senior management positions for periods ranging from thirteen to more than twenty-three years. They have been primarily responsible for the formulation and implementation of the Company's recent financial and operational restructuring and provide the Company with a broad range of management skills which are considered by the Committee to be an essential source of stability and a base for the Company's future growth.

Stock Option Grants
-------------------

On July 15, 1994, the Committee adopted a new Incentive Stock Option Plan (the "1994 ISOP") to replace the expired 1983 ISOP. The 1994 ISOP authorized the grant of options to purchase up to 2,000,000 shares of the Company's Common Stock. Options for all of the shares of the Company's Common Stock under the 1994 ISOP have been granted. As a result of forfeitures by participants, there are presently 160,000 shares available to be granted. All of the Company's management and administrative employees are eligible to receive grants under the 1994 ISOP. Subject to shareholder approval of the 1994 ISOP, options under the 1994 ISOP were granted to each of the Company's senior executives (except Mark
M. David) on July 15, 1994 at fair market value at that date. As a condition to the grant of options to the Company's senior executives, the Committee required each of the recipients to surrender for cancellation any interest in options granted prior to July 15, 1994. The 1994 ISOP was approved by the Company's shareholders at the Company's Annual Meeting on December 8, 1994.

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

In addition to the ISOP, in 1988, the Committee recommended and the Board of Directors adopted a non-qualified Management Option Plan (the "1988 Non-qualified Plan") to provide an additional continuing form of long-term incentive to selected officers of the Company. The 1988 Non-qualified Plan was approved by the Company's shareholders at the Company's Annual Meeting on December 13, 1988. Generally, options under the 1988 Non-qualified Plan are issued with a 5-year exercise period in order to encourage the executive officers to take a long-term approach to the formulation and accomplishment of the Company's goals.

In January 1997, the independent directors serving on the Committee recommended that the Company grant new options under the 1994 ISOP to Melvyn Knigin, Saul Pomerantz and Thomas Rende at a price equal to the market price for the Company's shares on the date of the grant. The grant of new options to Messrs. Knigin and Pomerantz was also subject to the condition that they surrender for cancellation any interest in options granted to them prior to January 29, 1997.

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

                                     III-3

Pursuant to Mr. Knigin's employment agreement, he was granted an additional option to purchase an aggregate of 300,000 shares of the Company's Common Stock. These additional options are to be issued in allotments of 100,000 each on July 1, 2001, July 1, 2002 and July 1, 2003 at a price per share equal to the closing market price of the Company's shares on the American Stock Exchange on the trading day preceding the date of issuance. The first two allotments have been issued to Mr. Knigin. The additional options granted to Mr. Knigin are intended to be qualified options under the 1994 ISOP or the 2000 Plan and the Company has agreed that if there are not sufficient shares available under the 2000 Plan, the Company will seek the approval of its shareholders for an amendment of the 2000 Plan providing for an appropriate increase in the number of shares available under the 2000 Plan in order to meet the contractual obligation to Mr. Knigin.

Incentive Compensation
----------------------

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

In fiscal 2000, the Committee amended the 1998 Incentive Plan to increase the Bonus Pool from 5% to 6.75%. Pursuant to their respective employment agreements, Mr. Knigin was eligible to receive incentive compensation equal to three (3%) percent and Mr. Pomerantz was eligible to receive two (2%) percent of net income before taxes in excess of $1,200,000 for fiscal year 2000. In addition, the Committee determined that Mr. Rende was eligible to participate in the Bonus Pool and awarded him incentive compensation equal to 0.25% of net income before taxes in excess of $1,200,000 for fiscal year 2000. In fiscal year 2001and 2002, Messrs. Knigin, Pomerantz and Rende were eligible to receive incentive compensation in the same percentages as the prior fiscal year. No incentive compensation was paid to the senior executives of the Company for fiscal year 2002.

Compensation of the Chief Executive Officer
-------------------------------------------

For fiscal year 2002, the annual base salary paid to the Company's Chief Executive Officer, Melvyn Knigin, pursuant to his employment agreement was $450,000. Mr. Knigin's employment agreement provides for an annual base salary of $475,000 in fiscal year 2003.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

There are no Compensation Committee interlocks or insider participation.

                           Mark M. David
                           Gary W. Krat
                           Joel M. Simon

                                     III-4

                           Summary Compensation Table


                                                                     LONG-TERM COMPENSATION
                                                                     ----------------------
                                                                                       RESTRICTED
                                            ANNUAL COMPENSATION                         OPTIONS            ALL OTHER
NAME AND PRINCIPAL POSITION   FISCAL YEAR       SALARY ($)        STOCK AWARDS($)      (# SHARES)         COMPENSATION
---------------------------   ----------    -------------------   --------------       -----------        ------------

Melvyn Knigin                     2002            452,790                -             900,000(1)            22,215
President and Chief               2001            402,340                -             800,000(1)            53,354
Executive Officer of              2000            405,127                -             800,000(1)            52,194
the Company; Director

Saul Pomerantz                    2002            250,300                -             630,000(2)            13,971
Executive Vice President          2001            250,000                -             630,000(2)            29,384
and Chief Operating               2000            252,254                -             630,000(2)            38,005
Officer of the
Company; Director

Thomas Rende                      2002            167,898                -             175,000(3)            11,608
Chief Financial Officer           2001            167,860                -             175,000(3)             3,283
                                  2000            148,843                -             175,000(3)             3,772


(1) Represents options to purchase shares of Common Stock under the 1994 Incentive Stock Option Plan (the "1994 Plan") of which 350,000 shares were granted on January 29, 1997, 125,000 shares granted on November 4, 1998; 125,000 shares granted on November 4, 1998 and 100,000 shares were granted on July 2, 2001 under the Company's Non-Qualified Stock Option Plan (the "1988 Plan") and 200,000 shares granted on February 22, 2000 pursuant to the 2000 Incentive Stock Option Plan (the "2000 Plan").

(2) Represents options to purchase shares of Common Stock under the 1994 Incentive Stock Option Plan (the "1994 Plan") of which 350,000 shares were granted on January 29, 1997 and 75,000 shares were granted on November 4, 1998; 75,000 shares granted on November 4, 1998 under the Company's Non-Qualified Stock Option Plan (the "1988 Plan") and 130,000 shares granted on February 22, 2000 pursuant to the 2000 Incentive Stock Option Plan (the "2000 Plan").

(3) Represents options to purchase shares of Common Stock under the 1994 Incentive Stock Option Plan (the "1994 Plan") of which 20,000 shares were granted on July 15, 1994, 50,000 shares were granted on January 29, 1997, 35,000 shares were granted on November 4, 1998; and 70,000 shares granted on February 22, 2000 pursuant to the 2000 Incentive Stock Option Plan (the "2000 Plan").

                                     III-5

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT AS OF August 30, 2002.

The following table sets forth certain information as of August 30, 2002 with respect to the stock ownership of (i) those persons or groups (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who beneficially own more than 5% of the Company's Common Stock, (ii) each director of the Company and (iii) all directors and officers of the Company as a group.



      NAME OF BENEFICIAL OWNER             AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP         PERCENT OF CLASS(1)
      -----------------------              -----------------------------------------         -------------------

      Mark M. David                                         3,095,428(2)(6)                             20.5199%
      1115 Broadway
      New York, NY 10010

      Great Bank Trust Co.                                    560,123                                    3.7131%
      as Trustee for
      the Movie Star, Inc.
      Employee Stock
      Ownership Plan
      45 Rockefeller Plaza
      Suite 2055
      New York, NY 10011

      Melvyn Knigin                                           735,500(3)                                 4.6832%
      1115 Broadway
      New York, NY   10010

      Saul Pomerantz                                          656,910(4)                                 4.1975%
      1115 Broadway
      New York, NY    10010

      Thomas Rende                                            291,300(5)                                 1.9151%
      1115 Broadway
      New York, NY   10010

      Joel M. Simon                                            74,166                                    0.4917%
      1115 Broadway
      New York, NY   10010

      Gary W. Krat                                            253,333                                    1.6794%
      1115 Broadway
      New York, NY   10010

      Michael A. Salberg                                       93,333(6)                                 0.6187%
      600 Third Avenue
      New York, NY   10016

      All directors and officers as a group                 5,199,970(2)(3)(4)(5)(6)                    31.7149%
      (7 persons)


-----------------

(1) Based upon 15,084,975 shares (excluding 2,016,802 treasury shares) outstanding and options, where applicable, to purchase shares of Common Stock, exercisable within 60 days.

(2)      Includes 336,072 shares owned by his spouse.

(3) Includes options granted to Melvyn Knigin for 445,000 shares pursuant to the 1994 Plan, 75,000 pursuant to the 1988 Non-Qualified Plan and 100,000 pursuant to the 2000 Plan exercisable within 60 days and 100,000 shares owned by Mr. Knigin's wife.

                                     III-6

(4) Includes options granted to Saul Pomerantz for 395,000 shares and Shelley Pomerantz for 60,000 shares (his wife who also is employed by the Company) pursuant to the 1994 Plan, 45,000 pursuant to the 1988 Non-Qualified Plan and 65,000 pursuant to the 2000 Plan exercisable within 60 days, and 244 shares owned by his spouse and 74,666 shares held jointly with his spouse.

(5) Represents options granted to Thomas Rende for 91,000 shares, pursuant to the 1994 Plan, and 35,000 pursuant to the 2000 Plan exercisable within 60 days, 162,000 shares held jointly with his spouse, and 3,300 shares owned by his spouse.

(6)      Represents 93,333 shares owned by Mr. Salberg's wife.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a) Effective as of July 1, 1999, Mr. David retired as a full-time executive employee of the Company.

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

                Included in Part II, Item 8 of this report:

                   Independent Auditors' Report                                             F-1

                   Consolidated Balance Sheets at June 30, 2002 and 2001                    F-2

                   Consolidated Statements of Income for the fiscal
                     years ended June 30, 2002, 2001 and 2000                               F-3

                   Consolidated Statements of Shareholders' Equity for
                     the fiscal years ended June 30, 2002, 2001 and 2000                    F-4

                   Consolidated Statements of Cash Flows for the
                     fiscal years ended June 30, 2002, 2001 and 2000                     F-5 - F-6

                   Notes to Consolidated Financial Statements                            F-7 - F-22

        2.      Schedule

                     For the fiscal years ended June 30, 2002, 2001 and 2000:

                               II - Valuation and Qualifying Accounts                       S-1



Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

a)  3.  EXHIBITS


Exhibit
Number     Exhibit                                    Method of Filing

3.1        Certificate of Incorporation               Incorporated by reference
                                                      to Form 10-K for fiscal
                                                      year ended June 30, 1988
                                                      and filed on October 13,
                                                      1988.

3.1.1      Amended Certificate of                     Incorporated by reference
           Incorporation                              to Form 10-K for fiscal
                                                      year ended June 30, 1992
                                                      and filed on September 25,
                                                      1992.

3.1.2      Amended Certificate of                     Incorporated by reference
           Incorporation                              to Form 8 Amendment to
                                                      Form 10-K or fiscal
                                                      year ended June 30,
                                                      1992 and filed on
                                                      January 19, 1993.

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

10.5.7     Letter Agreement dated as of               Incorporated by reference
           June 28, 1999 between Rosenthal &          to Form 10-K for the
           Rosenthal,Inc. and the Company             fiscal year ended June 30,
           modifying and extending the                1999 and filed on
           Financing Agreement dated                  September 28, 1999.
           April 24, 1996.

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

10.10      Prototype of Contract of Purchase          Incorporated by reference
           periodically entered into between the      to Form 10-K for fiscal
           Company and Sears, Roebuck and Company.    year ended June 30, 1993
                                                      and filed on September
                                                      18, 1993.

10.11      Agreement dated as of July 1, 1999         Incorporated by reference
           between Mark M. David and the Company      to Form 10-K for fiscal
           providing for retirement benefits to Mr.   year ended June 30, 1999
           David.                                     and filed on September
                                                      28, 1999.

10.12      Agreement dated as of July 1, 1999         Incorporated by reference
           between Mark M. David and the Company      to Form 10-K for fiscal
           for Mr. David's consulting services.       year ended June 30, 1999
                                                      and filed on September
                                                      28, 1999.

10.13      Employment Agreement dated as of           Incorporated by reference
           February 22, 2000 between Saul Pomerantz   to Form 10-Q for the
           and the Company.                           quarter ended March 31,
                                                      2000 and filed on
                                                      May 15, 2000.

10.14      Employment Agreement dated as of           Incorporated by reference
           February 22, 2000 between Melvyn Knigin    to Form 10-Q for the
           and the Company.                           quarter ended March 31,
                                                      2000 and filed on May
                                                      15, 2000.

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

September 26, 2002

MOVIE STAR, INC.

                                    By: /s/ MARK M. DAVID
                                        -----------------------------------
                                        MARK M. DAVID
                                        Chairman of the Board


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated.


/s/ MARK M. DAVID        Chairman of the Board            September 26, 2002
----------------------
MARK M. DAVID

/s/ MELVYN KNIGIN        President; Chief Executive       September 26, 2002
----------------------   Officer;  Director
MELVYN KNIGIN

/s/ SAUL POMERANTZ       Executive Vice President;        September 26, 2002
----------------------   Chief Operating Officer;
SAUL POMERANTZ           Secretary & Director



/s/ THOMAS RENDE         Principal Financial &            September 26, 2002
----------------------   Accounting Officer
THOMAS RENDE

/s/ GARY W. KRAT         Director                         September 26, 2002
----------------------
GARY W. KRAT

/s/ JOEL M. SIMON        Director                         September 26, 2002
----------------------
JOEL M. SIMON

/s/ MICHAEL A. SALBERG   Director                         September 26, 2002
----------------------
MICHAEL A. SALBERG

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Movie Star, Inc.. (the "Company") on Form 10-K for the period ended June 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1. the Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

         2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Dated:   September 26, 2002                     /s/ Melvyn Knigin
                                                ----------------------
                                                Melvyn Knigin
                                                Chief Executive Officer


Dated:   September 26, 2002                     /s/ Thomas Rende
                                                ----------------------
                                                Thomas Rende
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

                                  CERTIFICATION
                    PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                 CERTIFICATIONS

I, Melvyn Knigin, Chief Executive Officer of Movie Star, Inc., certify that:

1.       I have reviewed this annual report on Form 10-K of Movie Star, Inc.;

2. based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Dated: September 26, 2002                 /s/ Melvyn Knigin
                                          --------------------------------------
                                          Name:    Melvyn Knigin
                                          Title:   Chief Executive Officer

                                  CERTIFICATION
                    PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                 CERTIFICATIONS

I, Thomas Rende, Chief Financial Officer of Movie Star, Inc., certify that:

1.       I have reviewed this annual report on Form 10-K of Movie Star, Inc.;

2. based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Dated: September 26, 2002                 /s/ Thomas Rende
                                          --------------------------------------
                                          Name:    Thomas Rende
                                          Title:   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

                                  EXHIBIT INDEX

     EXHIBIT NO.                                 DESCRIPTION

           21                              SUBSIDIARIES OF THE COMPANY
           23                              INDEPENDENT AUDITORS' CONSENT