Form 10-Q
period 2002-09-30
MOVIE STAR INC /NY/
filed 2002-11-14
CIK 93631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


       X        Quarterly Report Under Section 13 or 15(d) of the
      ---       Securities Exchange Act of 1934

      For the quarter ended September 30, 2002


                Transition Report Pursuant to Section 13 or 15(d) of the
      ---       Securities Exchange Act of 1934


      For the transition period from             to
                                     ----------      ----------

      Commission File Number 1-5893
                             ------

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

     The number of common shares outstanding on October 31, 2002 was 15,084,975.

                                MOVIE STAR, INC.
                           FORM 10-Q QUARTERLY REPORT
                                TABLE OF CONTENTS



                                                                          Page
Part I.   Financial Information

    Item 1. Financial Statements

      Consolidated Condensed Balance Sheets at
      September 30, 2002 (Unaudited), June 30, 2002 (Audited)
      and September 30, 2001(Unaudited)                                   3

      Consolidated Condensed Statements of Income (Unaudited)
      for the Three Months Ended September 30, 2002 and 2001              4

      Consolidated Condensed Statements of Cash Flows (Unaudited)
      for the  Three Months Ended  September 30, 2002 and 2001            5-6

      Notes to Consolidated Condensed Unaudited Financial Statements      7-9

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           10-13

    Item 3. Quantitative and Qualitative Disclosures
            About Market Risk                                             14

    Item 4. Controls and Procedures                                       14

Part II.   Other Information                                              16

Signatures                                                                16

Part I.   Financial Information

    Item 1. Financial Statements


                                MOVIE STAR, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     (In Thousands, Except Number of Shares)




                                                                              September 30,       June 30,        September 30,
                                                                                  2002              2002*              2001
                                                                              ------------       ---------         ------------
                                                                              (Unaudited)                          (Unaudited)
                                                                Assets
Current Assets
 Cash                                                                           $     194       $      215         $      401
 Receivables, net                                                                  11,964            7,001             12,726
 Inventory                                                                          9,020            8,797             11,870
 Prepaid expenses and other current assets                                          1,763            2,044              2,284
                                                                                ---------       ----------         ----------
        Total current assets                                                       22,941           18,057             27,281

Property, plant and equipment, net                                                  1,335            1,350              1,431
Other assets                                                                        3,032            2,999              2,969
                                                                                ---------       ----------         ----------
        Total assets                                                            $  27,308       $   22,406         $   31,681
                                                                                =========       ==========         ==========


                                                 Liabilities and Shareholders' Equity

Current Liabilities
 Notes payable                                                                  $   8,681       $    4,129          $   14,948
 Current maturity of long-term liabilities                                             41               40                  63
 Accounts payable and accrued expenses                                              4,026            4,359               3,096
                                                                                ---------       ----------          ----------
         Total current liabilities                                                 12,748            8,528              18,107
                                                                                ---------       ----------          ----------

Long-term liabilities                                                                 266              254                 196
                                                                                ---------       ----------          ----------
Commitments and Contingencies                                                           -                -                   -

Shareholders' equity
 Common stock, $.01 par value - authorized 30,000,000 shares;
   issued   17,102,000   shares  in  September  2002,  June  2002  and
   September 2001                                                                     171              171                 171
 Additional paid-in capital                                                         4,147            4,147               4,147
 Retained earnings                                                                 13,594           12,924              12,678
                                                                                ---------       ----------          ----------
                                                                                   17,912           17,242              16,996

 Less: Treasury stock, at cost - 2,017,000 shares                                   3,618            3,618               3,618
                                                                                ---------       ----------          ----------

         Total shareholders' equity                                                14,294           13,624              13,378
                                                                                ---------       ----------          ----------

Total liabilities and shareholders' equity                                      $  27,308       $   22,406          $   31,681
                                                                                =========       ==========          ==========


* Derived from audited financial statements.

See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                                                                        Three Months Ended
                                                                                           September  30,
                                                                                        -------------------
                                                                                        2002           2001
                                                                                        ----           ----
Net sales                                                                             $15,780        $14,911
Cost of sales                                                                          11,094         10,761
                                                                                      -------        -------
  Gross profit                                                                          4,686          4,150

Selling, general and administrative expenses                                            3,469          3,450
                                                                                      -------        -------

  Operating income from continuing operations                                           1,217            700

Interest income                                                                            (1)            (1)
Interest expense                                                                          102            273
                                                                                      -------        -------

  Income from continuing operations before income taxes                                 1,116            428
Income taxes                                                                              446            170
                                                                                      -------        -------

  Income from continuing operations                                                       670            258

  Income from discontinued operations, net of income taxes                                  -             43
                                                                                      -------        -------

  Net income                                                                          $   670        $   301
                                                                                      =======        =======

  BASIC NET INCOME PER SHARE
    From continuing operations                                                           $.04           $.02
    From discontinued operations                                                            -              -
                                                                                      -------        -------
    Net income per share                                                                 $.04           $.02
                                                                                      =======        =======

  DILUTED NET INCOME PER SHARE
    From continuing operations                                                           $.04           $.02
    From discontinued operations                                                            -              -
                                                                                      -------        -------
    Net income per share                                                                 $.04           $.02
                                                                                      =======        =======

Basic weighted average number of shares outstanding                                    15,085         15,085
                                                                                      =======        =======
Diluted weighted average number of shares outstanding                                  15,085         15,137
                                                                                      =======        =======

See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                                        Three Months Ended
                                                                                            September 30,
                                                                                        -------------------
                                                                                        2002           2001
                                                                                        ----           ----
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
 Net income                                                                          $   670        $   301
    Adjustments to reconcile net income to net cash used in
      continuing operating activities:
    Depreciation and amortization                                                        102            104
    Provision for allowance for doubtful accounts and sales discount                     545            348
    Deferred income taxes                                                                379             29
    Deferred lease liability                                                              27             28
    Gain on discontinued operations                                                        -            (43)
 (Increase) decrease in operating assets:
    Receivables                                                                       (5,508)        (5,215)
    Inventory                                                                           (223)            77
    Prepaid expenses and other current assets                                            (97)           260
    Other assets                                                                         (38)           (34)
  Increase (decrease) in operating liabilities:
    Accounts payable and accrued expenses                                               (336)        (1,120)
                                                                                     -------        -------

    Net cash used in continuing operating activities                                  (4,479)        (5,265)
                                                                                     -------        -------

 CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
  Purchases of equipment                                                                 (82)           (47)
  Proceeds from sale of property                                                           -            729
                                                                                     -------        -------

    Net cash (used in) provided by continuing investing activities                       (82)           682
                                                                                     -------        -------

 CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
 Repayments of long-term debt and capital lease obligations                              (12)        (6,487)
 Proceeds from (repayment of) revolving line of credit, net                            4,552         11,214
                                                                                     -------        -------

    Net cash used in continuing financing activities                                   4,540          4,727
                                                                                     -------        -------

    Cash used by discontinued operations                                                   -             (4)
                                                                                     -------        -------

 NET (DECREASE) INCREASE IN CASH                                                         (21)           140
 CASH, beginning of period                                                               215            261
                                                                                     -------        -------

 CASH, end of period                                                                 $   194        $   401
                                                                                     =======        =======

                                                                        (Cont'd)
                                       5

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                                        Three Months Ended
                                                                                            September 30,
                                                                                        -------------------
                                                                                        2002           2001
                                                                                        ----           ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during period for:
     Interest                                                                        $   102        $   475
                                                                                     =======        =======

     Income taxes (net of refunds received)                                          $     5        $     -
                                                                                     =======        =======


SUPPLEMENTAL DISCLOSURES OF NONCASH
  FINANCING ACTIVITIES:
  Conversion of long-term debt for common stock                                      $     -        $   (56)
  Issuance of common stock                                                                 -             56
                                                                                     -------        -------
                                                                                     $     -        $     -
                                                                                     =======        =======


                                                                     (Concluded)







See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.
         NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS




1. In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and the results of operations for the interim periods presented and cash flows for the three months ended September 30, 2002 and 2001, respectively.

     The consolidated condensed financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's year-end consolidated financial statements. The year-end consolidated condensed balance sheet was derived from the Company's audited financial statements. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in the 2002 Annual Report on Form 10-K.


2.   The inventory consists of the following (in thousands):

                           September 30,         June 30,      September 30,
                               2002               2002              2001
                           ------------       -------------    --------------

          Raw materials      $ 2,541             $ 1,499         $ 1,444
          Work-in process        517                 640             484
          Finished goods       5,962               6,658           9,942
                             -------             -------         -------
                             $ 9,020             $ 8,797         $11,870
                             =======             =======         =======


3. Effective June 30, 2001, the Company renegotiated its revolving credit facility to provide borrowings of up to $30,000,000 until its maturity date, July 1, 2004. Interest on outstanding borrowings is payable at the prime rate, but not less than 5.75% per annum. As of September 30, 2002, the Company had borrowings of $8,681,000 outstanding under the credit facility and also had approximately $5,363,000 of outstanding letters of credit. Availability under the line of credit is subject to the Company's compliance with certain agreed upon financial formulas. Under the terms of this financing, the Company has agreed to pledge substantially all of its assets, except the Company's real property.

4. On September 4, 2001, the Company paid its 8% Senior Notes of $2,284,000 at maturity and its 12.875% Subordinated Debentures of $4,180,000 one-month early utilizing its three-year credit facility. Additionally, in July 2001, holders of $55,500 in principal amount of the 8% Convertible Senior Notes converted their Notes into approximately 148,000 shares of the Company's common stock.

5. Net Income Per Share - The Company's calculation of Basic and Diluted Net Income Per Share are as follows (in thousands, except per share amounts):

                                                             Three Months Ended
                                                                September 30,
                                                             -------------------
                                                                2002        2001
                                                               -----       -----
        BASIC:
     Income from continuing operations                       $   670     $   258
     Income from discontinued operations                           -          43
                                                             -------     -------
     Net income                                              $   670     $   301
                                                             =======     =======

     Basic weighted average number of shares outstanding      15,085      15,085
                                                             =======     =======

     Basic net income (loss) per share:
       From continuing operations                               $.04        $.02
       From discontinued operations                                -           -
                                                             -------     -------
     Basic net income per share                                 $.04        $.02
                                                             =======     =======

        DILUTED:
     Income from continuing operations                       $   670     $   258
     Income from discontinued operations                           -          43
                                                             -------     -------
     Adjusted net income                                     $   670     $   301
                                                             =======     =======

     Weighted average number of shares outstanding            15,085      15,085
         Shares Issuable Upon Conversion of Stock Options          -          36
         Shares Issuable Upon Conversion of Warrants               -          16
                                                             -------     -------
     Total average number of equivalent shares outstanding    15,087      15,137
                                                             =======     =======

     Diluted net income per share:
       From continuing operations                               $.04        $.02
       From discontinued operations                                -           -
                                                             -------     -------
     Diluted net income per share                               $.04        $.02
                                                             =======     =======

     Options and warrants to purchase 2,570,000 shares of common stock at prices ranging from $.4375 to $1.125 per share and options to purchase 620,000 shares of common stock at prices ranging from $.6875 to $1.125 per share were outstanding as of September 30, 2002 and 2001, respectively, but were not included in the computation of diluted net income per share since they would be considered antidilutive.

6. During fiscal 2001, the Company closed its remaining distribution facility located in Lebanon, Virginia. In September 2001, the Company sold its two non-operating facilities for $729,000. No gain or loss was recognized during the period. As of September 30, 2001, the remaining accruals relating to severance and other employee benefits and exit costs aggregated $8,000.

7. In December 2000, management decided to discontinue the retail segment of it business and finalized all operations in March 2001. The retail segment had no activity for the three months ended September 30, 2002 and recorded income of $43,000, net of income taxes of $29,000 for the three months ended September 30, 2001.

     Operating results of discontinued operations are as follows (in thousands):

                                                     Three Months Ended
                                                        September 30,
                                                     --------------------
                                                      2002           2001
                                                     -----          -----

       Net sales                                     $   -          $   -
       Costs and expenses, net of other income           -            (72)
       Income taxes                                      -             29
                                                     -----          -----
       Net income from discontinued operations       $   -          $  43
                                                     =====          =====

     The net assets and liabilities of discontinued operations included in the accompanying consolidated balance sheets are as follows (in thousands):



                                                     September 30,       June 30,      September 30,
                                                         2002              2002           2001
                                                     ------------       ---------      ------------

       Cash                                              $    -           $    -           $    1
       Property, plant and equipment, net                     -                -                -
       Other assets                                         160              160              189
                                                         ------           ------           ------
       Total assets of discontinued operations           $  160           $  160           $  190
                                                         ======           ======           ======

       Accounts payable and accrued expenses             $    -           $    6           $   74
                                                         ------           ------           ------
       Total liabilities of discontinued operations      $    -           $    6           $   74
                                                         ======           ======           ======

     As of September 30, 2002, the Company has a deferred tax asset of $160,000 primarily due to net operating loss carryforwards.

Item 2.

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

Management believes the application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are constantly re-evaluated, and adjustments are made when facts and circumstances dictate a change. Historically, management has found the application of its accounting policies to be appropriate, and actual results generally have not materially differed from those determined using the necessary estimates.

Our accounting policies are more fully described in Note 1 to the consolidated financial statements, located in the 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Management has identified certain critical accounting policies that are described below.

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

Results of Continuing Operations
--------------------------------

Net sales for the three months ended September 30, 2002 increased $869,000 to $15,780,000 from $14,911,000 in the comparable period in 2001. The increase in sales was due primarily to an increase in programs with certain customers partially offset by a decrease with other customers.

The gross profit percentage increased to 29.7% for the three months ended September 30, 2002 from 27.8% in the similar period in 2001. The higher margins resulted primarily from a better product mix.

As a result of the West Coast dock strike, the Company will incur additional expenses related to the air shipment of goods that would normally have been carried via water at a significantly lower cost basis. These goods are being shipped by air to meet customer deliveries for the upcoming holiday season. If the Company is not successful in delivering the goods on time, additional expenses for allowances may be incurred or customers may cancel orders due to late delivery of goods. At the current time, the Company cannot determine the full impact of the strike.

Selling, general and administrative expenses were $3,469,000, or 22.0% of net sales for the three months ended September 30, 2002, as compared to $3,450,000, or 23.1% of net sales for the similar period in 2001. This increase of $19,000 resulted from an increase in general selling related expenses. The reduction in percentage is primarily due to an increase in sales for the period.

Income from continuing operations increased to $1,217,000 for the three months ended September 30, 2002, from $700,000 for the similar period in 2001. This increase was due to higher sales and margins partially offset by higher selling, general and administrative expenses.

Interest expense for the three months ended September 30, 2002 decreased by $171,000 to $102,000 from $273,000 in the comparable period in 2001, due to overall lower borrowing levels and lower interest rates.

The Company provided for income taxes of $446,000 for the three months ended September 30, 2002, as compared to a $170,000 income tax provision for the same period in 2001. The Company utilized an estimated income tax rate of 40% in both periods.

Results of Discontinued Operations
----------------------------------

In December 2000, the Company decided to dispose of the majority of the assets of its retail division. Accordingly, the operating results of this division were reclassified as discontinued operations.

The retail division had no activity for the three months ended September 30, 2002 and had income from discontinued operations of $43,000 for the three months ended September 30, 2001. The income in the September 30, 2001 period relates to the sale of certain assets that were fully depreciated.

Net Income
----------
The Company had net income of $670,000 and $301,000 for the three months ended September 30, 2002 and 2001, respectively. The increase in net income was due to higher sales and gross margins and lower interest costs partially offset by a higher income tax provision in the current year and an increase in selling, general and administrative expenses.



Contractual Obligations and Commercial Commitments
--------------------------------------------------

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided (in thousands):


                                                                   Payments Due by Period
                                                       ----------------------------------------------------
                                                            Within                                   After 5
                                              Total         1 Year       2-3 Years     4-5 Years      Years
                                            --------      ---------     -----------   -----------  ----------
  Contractual Obligations
  -----------------------
  Credit Facility                            $ 8,681      $ 8,681          $    -       $    -       $    -
  Capital Leases                                  58           41              17            -            -
  Operating Leases                             9,710        1,136           2,360        2,312        3,902
  Consulting Agreement                           350          200             150            -            -
  Employment Contract                            856          481             375            -            -
                                             -------      -------          ------       ------       ------
  Total Contractual Obligations              $19,655      $10,539          $2,902       $2,312       $3,902
                                             =======      =======          ======       ======       ======


                                                              Amount of Commitment Expiration Per Period
                                                              ------------------------------------------
                                          Total Amounts     Within                                  After 5
                                            Committed       1 Year       2-3 Years     4-5 Years     Years
                                            --------      ---------     -----------   -----------  ----------
  Other Commercial Commitments
  ----------------------------
  Letters of Credit                          $ 5,363       $5,363          $    -       $    -       $    -
                                             -------      -------          ------       ------       ------
  Total Commercial Commitments               $ 5,363       $5,363          $    -       $    -       $    -
                                             =======      =======          ======       ======       ======


Liquidity and Capital Resources
-------------------------------

For the three months ended September 30, 2002, the Company's working capital increased by $664,000 to $10,193,000, primarily from profitable operations.

During the three months ended September 30, 2002, cash decreased by $21,000. The Company used cash of $4,479,000 in its operations, $82,000 for the purchase of fixed assets and $12,000 for the payment of capital lease obligations. The net proceeds from short-term borrowings of $4,552,000 funded these activities.

Receivables at September 30, 2002 increased by $4,963,000 to $11,964,000 from $7,001,000 at June 30, 2002. This increase is due to normal seasonal shipping fluctuations within the period.

Inventory at September 30, 2002 increased by $223,000 to $9,020,000 from $8,797,000 at June 30, 2002.

The Company has a secured revolving line of credit of up to $30,000,000. The revolving line of credit expires July 1, 2004 and is sufficient for the Company's projected needs for operating capital and letters of credit to fund the purchase of imported goods through July 1, 2004. Direct borrowings under this line bear interest at the prime rate of Chase Manhattan Bank but not less than 5.75% per annum. Availability under the line of credit is subject to the Company's compliance with certain agreed upon financial formulas. Under the terms of this financing, the Company has agreed to pledge substantially all of its assets, except the Company's real property. At November 8, 2002, the Company had $9,182,000 in borrowings outstanding.

Management believes the available borrowing under its secured revolving line of credit, along with anticipated internally generated funds, will be sufficient to cover its working capital requirements through July 1, 2004.

The Company anticipates that capital expenditures for fiscal 2003 will be less than $300,000.

Effect of New Accounting Standards
----------------------------------

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company has determined that the adoption of this Statement does not have a material impact on our results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The primary objectives of SFAS No. 144 were to develop one accounting model based on the framework established in SFAS No. 121, and to address significant implementation issues. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company has determined that the adoption of FAS No. 144 does not have a material impact on our results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to the classification of debt extinguishment is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 does not have an impact on the Company's financial position.

Accounting Standards Not Yet Adopted
------------------------------------

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

Item 3.

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

Item 4.

Controls and Procedures
-----------------------

Within the 90-day period prior to the filing of this report, an evaluation of the effectiveness of the Company's disclosure controls and procedures was made under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II.      Other Information
              -----------------

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


                                        MOVIE STAR, INC.


                                        By: /s/ Melvyn Knigin
                                            ---------------------------
                                            MELVYN KNIGIN
                                            President; Chief Executive Officer


                                        By: /s/ Thomas Rende
                                            ---------------------------
                                            THOMAS RENDE
                                            Chief Financial Officer


November 13, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Movie Star, Inc.(the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Dated: November 13, 2002          /s/ Melvyn Knigin
                                  --------------------------------
                                  Name:    Melvyn Knigin
                                  Title:   Chief Executive Officer

Dated: November 13, 2002          /s/ Thomas Rende
                                  --------------------------------
                                  Name:    Thomas Rende
                                  Title:   Chief Financial Officer (Principal
                                           Financial and Accounting Officer)

                        FORM OF SECTION 302 CERTIFICATION
                    PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED


                                  CERTIFICATION

I, Melvyn Knigin, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Movie Star, Inc.;

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002           /s/ Melvyn Knigin
                                  --------------------------------
                                  Name:    Melvyn Knigin
                                  Title:   Chief Executive Officer

                        FORM OF SECTION 302 CERTIFICATION
                    PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED


                                  CERTIFICATION

I, Thomas Rende, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Movie Star, Inc.;

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002           /s/  Thomas Rende
                                  --------------------------------
                                  Name:    Thomas Rende
                                  Title:   Chief Financial Officer (Principal
                                           Financial and Accounting Officer)