Form 10-Q
period 2002-12-31
MOVIE STAR INC /NY/
filed 2003-02-13
CIK 93631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


    Quarterly Report Under Section 13 or 15(d) of the
 X  Securities Exchange Act of 1934
---

For the quarter ended December 31, 2002


    Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934
---

For the transition period from               to
                               -------------    ----------------

Commission File Number 1-5893
                       ------

                                MOVIE STAR, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            New York                    13-5651322
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)       Identification Number)

      1115 Broadway, New York, N.Y.               10010
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

                                MOVIE STAR, INC.
                           FORM 10-Q QUARTERLY REPORT
                                      INDEX




                                                                            Page
PART I.   Financial Information

   Item 1. Financial Statements

      Consolidated Condensed Balance Sheets at December 31,
      2002 (unaudited), June 30, 2002 and December 31, 2001 (unaudited)        3

      Consolidated Condensed Statements of Income (unaudited) for
      the Three and Six Months Ended December 31, 2002 and 2001                4

      Consolidated Statements of Cash Flows (unaudited) for the
      Six Months Ended December 31, 2002 and 2001                          5 - 6

      Notes to Consolidated Condensed Unaudited Financial Statements      7 - 10


   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           11 - 16

   Item 3. Quantitative and Qualitative Disclosures About Market Risk    16 - 17

   Item 4. Controls and Procedures                                            17


PART II.  Other Information                                              19 - 20

Signatures                                                                    20

PART  I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements


                                MOVIE STAR, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In Thousands, Except Share Information)


                                                                              December 31,      June 30,     December 31,
                                                                                   2002          2002*          2001
                                                                           ---------------    ----------     -----------
                                                                              (Unaudited)                    (Unaudited)
                                     Assets

Current Assets
 Cash                                                                            $    168      $    215       $     209
 Receivables, net                                                                  10,420         7,001           8,017
 Inventory                                                                          9,688         8,797          10,977
 Prepaid expenses and other current assets                                          1,213         2,044           2,307
                                                                                 --------      --------       ---------
        Total current assets                                                       21,489        18,057          21,510

Property, plant and equipment, net                                                  1,292         1,350           1,400
Other assets                                                                        3,035         2,999           2,990
                                                                                 --------      --------       ---------

        Total assets                                                              $25,816       $22,406         $25,900
                                                                                 ========      ========       =========

                      Liabilities and Shareholders' Equity

Current Liabilities
 Notes payable                                                                   $  6,155      $  4,129       $   8,157
 Current maturity of long-term liabilities                                             38            40              49
 Accounts payable and accrued expenses                                              4,296         4,359           3,786
                                                                                 --------      --------       ---------
         Total current liabilities                                                 10,489         8,528          11,992
                                                                                 --------      --------       ---------


Long-term liabilities                                                                 282           254             135
                                                                                 --------      --------       ---------

Commitments and Contingencies                                                           -             -               -

Shareholders' equity
 Common stock, $.01 par value - authorized 30,000,000 shares;
   issued 17,102,000 shares in December 2002, June 2002 and
   December 2001                                                                      171           171             171
 Additional paid-in capital                                                         4,147         4,147           4,147
 Retained earnings                                                                 14,345        12,924          13,073
                                                                                 --------      --------       ---------
                                                                                   18,663        17,242          17,391

 Less: Treasury stock, at cost - 2,017,000 shares                                   3,618         3,618           3,618
                                                                                 --------      --------       ---------

         Total shareholders' equity                                                15,045        13,624          13,773
                                                                                 --------      --------       ---------

Total liabilities and shareholders' equity                                       $ 25,816      $ 22,406       $  25,900
                                                                                 ========      ========       =========


* Derived from audited financial statements.

See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)





                                                                            Three Months Ended                  Six Months Ended
                                                                                December 31,                       December 31,

                                                                          2002               2001            2002           2001
                                                                       -----------       ----------       -----------    ----------
Net sales                                                              $    16,689       $   15,210       $    32,469    $   30,121
Cost of sales                                                               11,426           10,749            22,520        21,510
                                                                       -----------       ----------       -----------    ----------
  Gross profit                                                               5,263            4,461             9,949         8,611

Selling, general and administrative expenses                                 3,893            3,575             7,362         7,025
                                                                       -----------       ----------       -----------    ----------

  Operating income from continuing operations                                1,370              886             2,587         1,586

Interest income                                                                 (1)              (1)               (2)           (2)
Interest expense                                                               119              228               221           501
                                                                       -----------       ----------       -----------    ----------

  Income from continuing operations before income taxes                      1,252              659             2,368         1,087
Income taxes                                                                   501              264               947           434
                                                                       -----------       ----------       -----------    ----------

  Income from continuing operations                                            751              395             1,421           653

  Income from discontinued operations, net of income taxes                       -                -                 -            43
                                                                       -----------       ----------       -----------    ----------

  Net income                                                           $       751       $      395       $     1,421    $      696
                                                                       ===========       ==========       ===========    ==========

  BASIC NET INCOME  PER SHARE
    From continuing operations                                         $       .05       $      .03       $       .09    $      .05
    From discontinued operations                                                 -              -                 -               -
                                                                       -----------       ----------       -----------    ----------
    Net income per share                                               $       .05       $      .03       $       .09    $      .05
                                                                       ===========       ==========       ===========    ==========

  DILUTED NET INCOME
    From continuing operations                                         $       .05       $      .03       $       .09    $      .05
    From discontinued operations                                                 -                -                 -             -
                                                                       -----------       ----------       -----------    ----------
    Net income per share                                               $       .05       $      .03       $       .09    $      .05
                                                                       ===========       ==========       ===========    ==========

Basic weighted average number of shares outstanding                         15,085           15,085            15,085        15,085
                                                                       ===========       ==========       ===========    ==========
Diluted weighted average number of shares outstanding                       15,089           15,110            15,087        15,134
                                                                       ===========       ==========       ===========    ==========


See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                              Six Months Ended
                                                                 December 31,
                                                              ------------------
                                                               2002         2001
                                                              -------    -------

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
 Net income                                                   $ 1,421    $  696
    Adjustments to reconcile net income to net cash
      (used in) provided by continuing operating activities:
    Depreciation and amortization                                 204       200
    Provision for allowance for doubtful accounts
      and sales discount                                          435        88
    Deferred income taxes                                         805        29
    Deferred lease liability                                       54        55
    Gain on discontinued operations                                 -       (43)
 (Increase) decrease in operating assets:
    Receivables                                                (3,854)     (246)
    Inventory                                                    (891)      970
    Prepaid expenses and other current assets                      26       237
    Other assets                                                  (46)      (56)
  Decrease in operating liabilities:
    Accounts payable and accrued expenses                         (68)     (515)
                                                              -------    ------

    Net cash (used in) provided by continuing
      operating activities                                     (1,914)    1,415
                                                              -------    ------

 CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
  Purchases of equipment                                         (136)     (111)
  Proceeds from sale of property                                    -       729
                                                              -------    ------

    Net cash (used in) provided by continuing
      investing activities                                       (136)      618
                                                              -------    ------

 CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
 Repayments of long-term debt and capital lease obligations       (23)   (6,508)
 Proceeds from revolving line of credit, net                    2,026     4,423
                                                              -------    ------

    Net cash provided by (used in) continuing
      financing activities                                      2,003    (2,085)
                                                              -------    ------

 NET DECREASE IN CASH                                             (47)      (52)
 CASH, beginning of period                                        215       261
                                                              -------    ------

 CASH, end of period                                          $   168    $  209
                                                              =======    ======


                                                                        (Cont'd)

                                MOVIE STAR, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)



                                                              Six Months Ended
                                                                 December 31,
                                                              ------------------
                                                               2002         2001
                                                              -------    -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during period for:
     Interest                                                 $   214    $  707
                                                              =======    ======

     Income taxes (net of refunds received)                   $    14    $    2
                                                              =======    ======


SUPPLEMENTAL DISCLOSURES OF NONCASH
  FINANCING ACTIVITIES:
  Conversion of long-term debt for common stock               $     -    $  (56)
  Issuance of common stock                                          -        56
                                                              -------    ------
                                                              $     -    $    -
                                                              =======    ======



                                                                     (Concluded)







See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.
         NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS




1. In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of December 31, 2002 and the results of operations for the interim periods presented and cash flows for the three and six months ended December 31, 2002 and 2001, respectively.

     The consolidated condensed financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's year-end consolidated financial statements. The year-end consolidated condensed balance sheet was derived from the Company's audited financial statements. The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in the 2002 Annual Report on Form 10-K.

     Reclassification - Certain items in the prior year in specific captions of the accompanying consolidated condensed unaudited financial statements and notes to consolidated condensed unaudited financial statements have been reclassified for comparative purposes.

2.   Recent Accounting Standards

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to the classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 does not have an impact on the Company's financial position.

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," replacing Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date an entity commits to an exit plan. This statement also established that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that adopting this statement will have a material impact on its financial position or the results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 15, 2002. The disclosure requirements are effective for the Company's current quarter. Adopting this statement does not have an impact on its financial position or the results of operations.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company has not yet determined the effect of the adoption of this statement on the Company's financial position or results of operations.


3.   The inventory consists of the following (in thousands):


                                 December 31,      June 30,    December 31,
                                      2002          2002          2001
                                 -----------    ------------   ------------

          Raw materials          $     1,880    $      1,499   $      1,329
          Work-in process                921             640            452
          Finished goods               6,887           6,658          9,196
                                 -----------    ------------   ------------
                                 $     9,688    $      8,797   $     10,977
                                 ===========    ============   ============


4. As of June 30, 2001, the Company renegotiated its revolving credit facility to provide borrowings of up to $30,000,000 until its maturity date, July 1, 2004. Due to a recent amendment, effective November 7, 2002, the interest on outstanding borrowings is payable at the prime rate, but not less than 4.25% per annum. As of December 31, 2002, the Company had borrowings of $6,155,000 outstanding under the credit facility and also had approximately $6,154,000 of outstanding letters of credit. Availability under the line of credit is subject to the Company's compliance with certain agreed upon financial formulas. Availability, as of December 31, 2002, was approximately $4,800,000. Under the terms of this financing, the Company has agreed to pledge substantially all of its assets, except the Company's real property.


5. On September 4, 2001, the Company paid its 8% Senior Notes of $2,284,000 at maturity and its 12.875% Subordinated Debentures of $4,180,000 one-month early utilizing its three-year credit facility. Additionally, in July 2001, holders of $55,500 in principal amount of the 8% Convertible Senior Notes converted their Notes into approximately 148,000 shares of the Company's common stock.


6. Net Income Per Share - The Company's calculation of Basic and Diluted Net Income Per Share are as follows (in thousands, except per share amounts):



                                                                            Three Months Ended        Six Months Ended
                                                                                December 31,             December 31,
                                                                            ----------------------   ----------------------
                                                                              2002         2001        2002          2001
                                                                            --------      --------   -------       --------
          BASIC:
          -----
       Income from continuing operations                                    $   751       $    395    $ 1,421     $   653
       Income from discontinued operations                                        -              -          -          43
                                                                            -------       --------    -------     -------
       Net income                                                           $   751          $ 395    $ 1,421     $   696
                                                                            =======       ========    =======     =======

       Basic weighted average number of shares outstanding                   15,085         15,085     15,085      15,085
                                                                            =======       ========    =======     =======

       Basic net income per share:
         From continuing operations                                         $   .05       $    .03    $   .09     $   .05
         From discontinued operations                                             -              -          -           -
                                                                            -------       --------    -------     -------
       Basic net income per share                                           $   .05       $    .03    $   .09     $   .05
                                                                            =======       ========    =======     =======


          DILUTED:
          -------
       Income from continuing operations                                    $   751       $    395    $ 1,421     $   653
       Income from discontinued operations                                        -              -          -          43
                                                                            -------       --------    -------     -------
       Adjusted net income                                                  $   751       $    395    $ 1,421     $   696
                                                                            =======       ========    =======     =======

       Weighted average number of shares outstanding                         15,085         15,085     15,085      15,085
       Plus: Shares issuable upon conversion of stock options                     -             13          -          35
             Shares issuable upon conversion of warrants                          4             12          2          14
                                                                            -------       --------    -------     -------
       Total average number of equivalent shares outstanding                 15,089         15,110     15,087      15,134
                                                                            =======       ========    =======     =======

       Diluted net income per share:
         From continuing operations                                         $   .05       $    .03    $   .09     $   .05
         From discontinued operations                                             -              -          -           -
                                                                            -------       --------    -------     -------
       Diluted net income per share                                         $   .05       $    .03    $   .09     $   .05
                                                                            =======       ========    =======     =======


     Options and warrants to purchase 2,570,000 shares of common stock at prices ranging from $.4375 to $1.125 per share and options and warrants to purchase 2,710,000 shares of common stock at prices ranging from $.4375 to $1.125 per share were outstanding as of December 31, 2002 and 2001, respectively, but were not included in the computation of diluted net income per share since they would be considered antidilutive.


7. During fiscal 2001, the Company closed its remaining distribution facility located in Lebanon, Virginia. In September 2001, the Company sold its two non-operating facilities for $729,000. No gain or loss was recognized during the period. As of December 31, 2001, there were no remaining accruals relating to severance and other employee benefits and exit costs.


8. In December 2000, the Company decided to shutdown the retail segment and discontinued all operations in March 2001. Accordingly, the operating results of this segment are classified as discontinued operations.

     Operating results of discontinued operations are as follows (in thousands, unaudited):


                                                                 Three Months Ended              Six Months Ended
                                                                     December 31,                   December 31,
                                                                 ----------------------        ---------------------
                                                                    2002         2001           2002          2001
                                                                    ----         ----           ----          ----
       Costs and expenses, net of other income                      $  -         $  -           $  -          $(72)
       Income taxes                                                    -            -              -            29
                                                                    ----         ----           ----          ----
       Net income from discontinued operations                      $  -         $  -           $  -          $ 43
                                                                    ====         ====           ====          ====



     The net assets and liabilities of discontinued operations included in the accompanying consolidated balance sheets are as follows (in thousands, unaudited):


                                                                      December 31,     June 30,      December 31,
                                                                         2002            2002           2001
                                                                      -----------      ---------     -----------
       Cash                                                           $         -      $       -     $         2
       Other assets                                                           160            160             189
                                                                      -----------      ---------     -----------
       Total assets of discontinued operations                        $       160      $     160     $       191
                                                                      ===========      =========     ===========

       Accounts payable and accrued expenses                          $         -      $       6     $        74
                                                                      -----------      ---------     -----------
       Total liabilities of discontinued operations                   $         -      $       6     $        74
                                                                      ===========      =========     ===========


     As of December 31, 2002, the Company has a deferred tax asset of $160,000 primarily due to net operating loss carryforwards.

9.   Subsequent Events

     Subsequent to December 31, 2002, the Company and Mr. Knigin, the Company's CEO and President, finalized their negotiations regarding an extension of Mr. Knigin's employment agreement, which was to expire on June 30, 2004. Under the terms of the extended agreement, Mr. Knigin is to receive total base compensation of $2,625,000 over the five-year term of the agreement, effective as of July 1, 2002 and continuing through June 30, 2007. Mr. Knigin may also be entitled to certain severance payments at the conclusion of the term of his agreement, provided the Company attains specified financial performance goals.

     On January 28, 2003, Mr. Knigin voluntarily surrendered and forfeited his options to purchase 1,000,000 shares of the Company's common stock, par value $.01 and relinquished any further rights he may have had under the existing option agreements, which have now been terminated.

     Effective January 1, 2003, the Company and Mark M. David, Chairman of the Board, have renegotiated Mr. David's consulting agreement with the Company that was to expire on June 30, 2004. The new agreement is with Mr. David's consulting firm, BENJAM Consulting, LLC. Under the terms of the new agreement, BENJAM Consulting, LLC will provide the consulting services of Mr. David to the Company and will receive annual consulting fees of $225,000 through June 30 2007.

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

Inventory - Inventory is carried on a first-in, first-out basis at the lower of cost or market. Management writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Allowance for doubtful accounts/sales discounts and sales returns - The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company also estimates expenses for customer discounts, programs and incentive offerings. If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental expense at the time the incentive is offered.

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

Results of Continuing Operations
--------------------------------

Net sales for the three months ended December 31, 2002 increased $1,479,000 to $16,689,000 from $15,210,000 in the comparable period in 2001. Net sales for the six months ended December 31, 2002 increased $2,348,000 to $32,469,000 from $30,121,000 in the comparable period in 2001. The increase in sales was due primarily to an improvement in most product areas and distribution channels.

The gross profit percentage increased to 31.5% for the three months ended December 31, 2002 from 29.3% in the similar period in 2001. The gross profit percentage increased to 30.6% for the six months ended December 31, 2002 from 28.6% in the similar period in 2001. The higher margins resulted primarily from better sourcing and greater efficiencies.

As a result of the West Coast dock strike, the Company incurred additional expenses related to the air shipment of goods that would normally have been carried via water at a significantly lower cost basis. These goods were shipped by air to meet customer deliveries for the holiday season. The Company was successful in delivering the majority of its goods on time and did not incur any significant canceled orders due to the late delivery of goods.

Selling, general and administrative expenses were $3,893,000, or 23.3% of net sales for the three months ended December 31, 2002, as compared to $3,575,000, or 23.5% of net sales for the similar period in 2001. This increase of $318,000 resulted from an increase in salary related expenses, merchandising and design expenses, samples, rent, bad debts and by a general overall net increase in other selling, general and administrative expenses.

Selling, general and administrative expenses were $7,362,000, or 22.7% of net sales for the six months ended December 31, 2002, as compared to $7,025,000, or 23.3% of net sales for the similar period in 2001. This increase of $337,000 resulted primarily in the second quarter as described above.

Income from continuing operations increased to $1,370,000 and $2,587,000 for the three and six months ended December 31, 2002, as compared to $886,000 and $1,586,000 for the similar periods in 2001. This increase was due to higher sales and margins partially offset by higher selling, general and administrative expenses.

Interest expense for the three and six months ended December 31, 2002 was $119,000 and $221,000 respectively, as compared to $228,000 and $501,000 for the similar periods in 2001. These reductions were due to lower borrowing levels and interest rates.

The Company provided for income taxes of $501,000 and $947,000 for the three and six months ended December 31, 2002, as compared to income taxes of $264,000 and $434,000 for the similar periods in 2001. The Company utilized an estimated income tax rate of 40% in all of the periods.


Results of Discontinued Operations
----------------------------------

In December 2000, the Company decided to dispose of the majority of the assets of its retail division. Accordingly, the operating results of this division are classified as discontinued operations.

The discontinued operation had no activity for the three months ended December 31, 2002 and 2001.

There was no activity for the six months ended December 31, 2002 as compared to income from discontinued operations of $43,000 for the six months ended December 31, 2001. The income in the 2001 period relates to the sale of certain assets that were fully depreciated.

Net Income
----------

The Company had net income of $751,000 and $1,421,000 for the three and six months ended December 31, 2002 respectively, as compared to $395,000 and $696,000 for the similar periods in 2001. These increases were due to higher sales and gross margins and lower interest costs partially offset by higher selling general and administrative expenses and a larger provision for income taxes in the current year.


Contractual Obligations and Commercial Commitments
--------------------------------------------------

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of December 31, 2002 (in thousands):


                                                                      Payments Due by Period
                                                                      ----------------------
                                                            Within                                   After 5
                                              Total         1 Year       2-3 Years     4-5 Years      Years
                                            --------       --------      ---------     ---------      -----
  Contractual Obligations
  -----------------------
  Credit facility                            $ 6,155         $ 6,155        $    -       $    -       $    -
  Capital leases                                  47              38             9            -            -
  Operating leases                             9,529           1,181         2,425        2,299        3,624
  Consulting agreement                         1,063             225           500          338            -
  Employment contract                          2,388             488         1,050          850            -
                                            --------         -------       -------      -------      -------

  Total contractual obligations              $19,182         $ 8,087        $3,984       $3,487       $3,624
                                            ========         =======       =======      =======      =======

                                                          Amount of Commitment Expiration Per Period
                                                          ------------------------------------------
                                              Total
                                             Amounts        Within                                  After 5
                                            Committed       1 Year       2-3 Years     4-5 Years     Years
  Other Commercial Commitments
  ----------------------------
  Letters of credit                          $ 6,154         $ 6,154        $    -       $    -       $    -
                                            --------         -------       -------      -------      -------
  Total commercial commitments               $ 6,154         $ 6,154        $    -       $    -       $    -
                                            ========         =======       =======      =======      =======


Liquidity and Capital Resources
-------------------------------

For the six months ended December 31, 2002, the Company's working capital increased by $1,471,000 to $11,000,000, primarily from profitable operations.

During the six months ended December 31, 2002, cash decreased by $47,000. The Company used cash of $1,914,000 in its operations, $136,000 for the purchase of fixed assets and $23,000 for the payment of capital lease obligations. The net proceeds from short-term borrowings of $2,026,000 funded these activities.

Receivables at December 31, 2002 increased by $3,419,000 to $10,420,000 from $7,001,000 at June 30, 2002. This increase is due to higher sales for the quarter ended December 31, 2002 as compared to the quarter ended June 30, 2002.

Inventory at December 31, 2002 increased by $891,000 to $9,688,000 from $8,797,000 at June 30, 2002. This increase is primarily due to an increase in the volume of cut, make and trim production, which requires the purchase of raw materials.

The Company has a secured revolving line of credit of up to $30,000,000. The revolving line of credit expires July 1, 2004 and is sufficient for the Company's projected needs for operating capital and letters of credit to fund the purchase of imported goods through July 1, 2004. Due to a recent amendment, effective November 7, 2002, direct borrowings under this line bear interest at the prime rate of Chase Manhattan Bank, but not less than 4.25% per annum. Availability under the line of credit is subject to the Company's compliance with certain agreed upon financial formulas. Under the terms of this financing, the Company has agreed to pledge substantially all of its assets, except the Company's real property. At February 3, 2003, the Company had $6,611,000 in borrowings outstanding.

Management believes the available borrowing under its secured revolving line of credit, along with anticipated internally generated funds, will be sufficient to cover its working capital requirements through July 1, 2004.

The Company anticipates that capital expenditures for fiscal 2003 will be less than $300,000.

Recent Accounting Standards
---------------------------

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to the classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 does not have an impact on the Company's financial position.

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," replacing Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date an entity commits to an exit plan. This statement also established that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that adopting this statement will have a material impact on its financial position or the results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 15, 2002. The disclosure requirements are effective for the Company's current quarter. Adopting this statement does not have an impact on its financial position or the results of operations.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company has not yet determined the effect of the adoption of this statement on the Company's financial position or results of operations.

Inflation
---------

The Company does not believe that its operating results have been materially affected by inflation during the preceding three years. There can be no assurance, however, that the Company's operating results will not be affected by inflation in the future.


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

PART II   Other Information
          -----------------

Item 1   -    Legal proceedings - Not Applicable

Item 2   -    Changes in Securities - Not Applicable

Item 3   -    Defaults Upon Senior Securities - Not Applicable

Item 4 -      Submission of Matters to a Vote of Security Holders - On November
19, 2002, the Company held its Annual Meeting of Shareholders in New York City. The following individuals were elected as directors of the Company:


                                       Votes Against or     Abstentions & Broker
      Name               Votes For         Withheld               Non-votes

Mark M. David           13,777,902          247,999                  -

Melvyn Knigin           13,780,593          245,308                  -

Saul Pomerantz          13,780,593          245,308                  -

Gary W. Krat            13,780,593          245,308                  -

Joel M. Simon           13,780,593          245,308                  -

Michael Salberg         13,780,593          245,308                  -


The shareholders also considered the ratification of the selection of Deloitte & Touch LLP as the Company's auditors for the fiscal year ending June 30, 2003. The results of the vote to ratify the selection of Deloitte & Touche LLP as the Company's auditors were as follows:

                                        Votes Against or    Abstentions & Broker
                        Votes For           Withheld             Non-votes

                        8,650,642           116,941               4,652


Item 5   -    Other Information - None

Item 6   -    (a) Exhibits

Exhibit
Number                     Exhibit                              Method of Filing
------                     -------                              ----------------

10.5.11            Letter Agreement dated                        Filed herewith.
                   December 26, 2002, effective
                   November 7, 2002, between
                   Rosenthal & Rosenthal, Inc. and
                   the Company modifying the Financing
                   Agreement dated April 24, 1996.

10.5.12            Letter Agreement dated as of                  Filed herewith.
                   December 26, 2002 between
                   Rosenthal & Rosenthal, Inc. and
                   the Company modifying the Financing
                   Agreement dated April 24, 1996.

10.17              Agreement dated as of January 1,              Filed herewith.
                   2003 between BENJAM Consulting
                   LLC and the Company replacing  the
                   Agreement dated as of July 1, 1999
                   between Mark M. David and the
                   Company for Mr. David's consulting
                   services.

10.18              Employment Agreement dated as of              Filed herewith.
                   July 1, 2002 between Melvyn Knigin
                   and the Company replacing the
                   Agreement dated as of February 22,
                   2000.

10.19              Letter dated January 28, 2003 from            Filed herewith.
                   Melvyn Knigin to the Company for
                   the surrender and forfeiture of
                   Mr. Knigin's stock options.

              (b) Form 8-K Report - None


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                MOVIE STAR, INC.


                            By: /s/ Melvyn Knigin
                                -------------------
                                MELVYN KNIGIN
                                President; Chief Executive Officer


                            By: /s/ Thomas Rende
                                ------------------
                                THOMAS RENDE
                                Chief Financial Officer


February 13, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Movie Star, Inc.(the "Company") on Form 10-Q for the period ended December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Dated: February 13, 2003                 /s/ Melvyn Knigin
                                         ---------------------------------------
                                         Name:    Melvyn Knigin
                                         Title:   Chief Executive Officer



Dated:  February 13, 2003                /s/ Thomas Rende
                                         ---------------------------------------
                                         Name:    Thomas Rende
                                         Title:   Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

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


Date: February 13, 2003                /s/ Melvyn Knigin
                                       -----------------------------------------
                                       Name:    Melvyn Knigin
                                       Title:   Chief Executive Officer

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


Date: February 13, 2003              /s/ Thomas Rende
                                     -------------------------------------------
                                     Name:    Thomas Rende
                                     Title:   Chief Financial Officer (Principal
                                              Financial and Accounting Officer)