Form 10-Q
period 2003-03-31
MOVIE STAR INC /NY/
filed 2003-05-09
CIK 93631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


      Quarterly Report Under Section 13 or 15(d) of the
   X  Securities Exchange Act of 1934
  ----

  For the quarter ended March 31, 2003


      Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934
  ----

  For the transition period from               to
                                 -------------    ------------------

  Commission File Number  1-5893
                        -----------

                                MOVIE STAR, INC.
  --------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            New York                      13-5651322
  --------------------------------------------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer
  incorporation or organization)       Identification Number)

         1115 Broadway, New York, N.Y.         10010
  --------------------------------------------------------------------------
  (Address of principal executive offices)   (Zip Code)

                                 (212) 684-3400
  --------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


  --------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report.)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  X         No
                        -----         -----

  Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                     Yes            No  X
                        -----         -----

  The number of common shares outstanding on April 30, 2003 was 15,084,975.

                                MOVIE STAR, INC.
                           FORM 10-Q QUARTERLY REPORT
                                      INDEX




                                                                          Page
PART I.   Financial Information

       Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets at March 31, 2003
           (unaudited), June 30, 2002 and March 31, 2002 (unaudited)        3

           Consolidated Condensed Statements of Income (unaudited) for
           the Three and Nine Months Ended March 31, 2003 and 2002          4

           Consolidated Statements of Cash Flows (unaudited) for the
           Nine Months Ended March 31, 2003 and 2002                      5 - 6

           Notes to Consolidated Condensed Unaudited
           Financial Statements                                          7 - 12

       Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                  13 - 17

       Item 3.     Quantitative and Qualitative Disclosures About
                   Market Risk                                          17 - 18

       Item 4.     Controls and Procedures                                 18


PART II.  Other Information

       Item 6.     Exhibits and Reports on Form 8-K                        20

Signatures                                                                 20

Certifications

PART  I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

                                MOVIE STAR, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In Thousands, Except Share Information)


                                                                                March 31,         June 30,       March 31,
                                                                                   2003             2002*          2002
                                                                              ------------      ------------    -----------
                                                                              (Unaudited)                       (Unaudited)
                                     Assets

Current Assets
 Cash                                                                         $       160       $        215    $       258
 Receivables, net                                                                  11,421              7,001          8,035
 Inventory                                                                         11,075              8,797          7,911
 Deferred income taxes                                                                492              1,842          2,226
 Prepaid expenses and other current assets                                            102                202             57
                                                                              -----------       ------------    -----------
        Total current assets                                                       23,250             18,057         18,487

Property, plant and equipment, net                                                  1,216              1,350          1,321
Deferred income taxes                                                               2,662              2,662          2,660
Other assets                                                                          354                337            329
                                                                              -----------       ------------    -----------

        Total assets                                                          $    27,482       $     22,406    $    22,797
                                                                              ===========       ============    ===========

                      Liabilities and Shareholders' Equity

Current Liabilities
 Note payable                                                                 $     6,604       $      4,129    $     5,107
 Current maturity of long-term liabilities                                             37                 40             32
 Accounts payable and accrued expenses                                              4,536              4,359          3,458
                                                                              -----------       ------------    -----------
         Total current liabilities                                                 11,177              8,528          8,597
                                                                              -----------       ------------    -----------


Long-term liabilities                                                                 299                254            247
                                                                              -----------       ------------    -----------

Commitments and Contingencies                                                           -                  -              -

Shareholders' equity
 Common stock, $.01 par value - authorized 30,000,000 shares;
   issued 17,102,000 shares in March 2003, June 2002 and March 2002                   171                171            171
 Additional paid-in capital                                                         4,147              4,147          4,147
 Retained earnings                                                                 15,306             12,924         13,253
                                                                              -----------       ------------    -----------
                                                                                   19,624             17,242         17,571

 Less: Treasury stock, at cost - 2,017,000 shares                                   3,618              3,618          3,618
                                                                              -----------       ------------    -----------

         Total shareholders' equity                                                16,006             13,624         13,953
                                                                              -----------       ------------    -----------

Total liabilities and shareholders' equity                                    $    27,482       $     22,406    $    22,797
                                                                              ===========       ============    ===========

* Derived from audited financial statements.

See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)





                                                                         Three Months Ended            Nine Months Ended
                                                                             March 31,                      March 31,
                                                                     -------------------------      -------------------------
                                                                          2003         2002             2003          2002
                                                                     -----------    ----------      -----------    ----------
Net sales                                                            $    16,934    $   13,528      $    49,403    $   43,649
Cost of sales                                                             11,317         9,747           33,837        31,257
                                                                     -----------    ----------      -----------    ----------
  Gross profit                                                             5,617         3,781           15,566        12,392

Selling, general and administrative expenses                               3,950         3,365           11,312        10,390
                                                                     -----------    ----------      -----------    ----------

  Operating income from continuing operations                              1,667           416            4,254         2,002

Interest income                                                               (1)            -               (3)           (2)
Interest expense                                                              66           115              287           616
                                                                     -----------    ----------      -----------    ----------

  Income from continuing operations before income taxes                    1,602           301            3,970         1,388
Income taxes                                                                 641           121            1,588           555
                                                                     -----------    ----------      -----------    ----------

  Income from continuing operations                                          961           180            2,382           833

  Income from discontinued operations, net of income taxes                     -             -                -            43
                                                                     -----------    ----------      -----------    ----------

  Net income                                                         $       961    $      180      $     2,382    $      876
                                                                     ===========    ==========      ===========    ==========

  BASIC NET INCOME  PER SHARE
    From continuing operations                                       $       .06    $      .01      $       .16    $      .06
    From discontinued operations                                               -             -                -             -
                                                                     -----------    ----------      -----------    ----------
    Net income per share                                             $       .06    $      .01      $       .16    $      .06
                                                                     ===========    ==========      ===========    ==========

  DILUTED NET INCOME PER SHARE
    From continuing operations                                       $       .06    $      .01      $       .16    $      .06
    From discontinued operations                                               -             -                -             -
                                                                     -----------    ----------      -----------    ----------
    Net income per share                                             $       .06    $      .01      $       .16    $      .06
                                                                     ===========    ==========      ===========    ==========

Basic weighted average number of shares outstanding                       15,085        15,085           15,085        15,085
                                                                     ===========    ==========      ===========    ==========
Diluted weighted average number of shares outstanding                     15,476        15,087           15,217        15,118
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

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                                                 Nine Months Ended
                                                                                                      March 31,
                                                                                       ----------------------------------------
                                                                                             2003                     2002
                                                                                       ----------------          --------------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
 Net income                                                                            $          2,382          $          876
    Adjustments to reconcile net income to net cash (used in) provided by continuing operating activities:
    Depreciation and amortization                                                                   313                     288
    Provision for allowance for doubtful accounts and sales discount                                385                      (9)
    Deferred income taxes                                                                         1,350                      29
    Deferred lease liability                                                                         82                      82
    Loss on disposal of fixed assets                                                                 18                       -
    Gain on discontinued operations                                                                   -                     (43)
 (Increase) decrease in operating assets:
    Receivables                                                                                  (4,805)                   (167)
    Inventory                                                                                    (2,278)                  4,036
    Prepaid expenses and other current assets                                                       100                     261
    Other assets                                                                                    (41)                    (56)
  Decrease (increase) in operating liabilities:
    Accounts payable and accrued expenses                                                           170                    (748)
                                                                                       ----------------          --------------

    Net cash (used in) provided by continuing operating activities                               (2,324)                  4,549
                                                                                       ----------------          --------------

 CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES:
  Purchases of equipment                                                                           (173)                   (119)
  Proceeds from sale of property                                                                      -                     729
                                                                                       ----------------          --------------

      Net cash (used in) provided by continuing investing activities                               (173)                    610
                                                                                       ----------------          --------------

 CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES:
 Repayments of long-term debt and capital lease obligations                                         (33)                 (6,525)
 Proceeds from revolving line of credit, net                                                      2,475                   1,373
                                                                                       ----------------          --------------

      Net cash provided by (used in) continuing financing activities                              2,442                  (5,152)
                                                                                       ----------------          --------------

     Cash used by discontinued operations                                                             -                     (10)
                                                                                       ----------------          --------------

 NET DECREASE IN CASH                                                                               (55)                     (3)
 CASH, beginning of period                                                                          215                     261
                                                                                       ----------------          --------------

 CASH, end of period                                                                   $            160          $          258
                                                                                       ================          ==============

                                                                                                               (Cont'd)

                                MOVIE STAR, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)



                                                                                                 Nine Months Ended
                                                                                                      March 31,
                                                                                       ----------------------------------------
                                                                                             2003                     2002
                                                                                       ----------------          --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during period for:
     Interest                                                                          $            295          $          791
                                                                                       ================          ==============

     Income taxes (net of refunds received)                                            $             43          $           19
                                                                                       ================          ==============


SUPPLEMENTAL DISCLOSURES OF NONCASH
  FINANCING ACTIVITIES:
  Conversion of long-term debt for common stock                                        $              -          $          (56)
  Issuance of common stock                                                                            -                      56
                                                                                       ----------------          --------------
                                                                                       $              -          $            -
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

                                MOVIE STAR, INC.
         NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS


1.   Interim Financial Statements

     In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and the results of operations for the interim periods presented and cash flows for the nine months ended March 31, 2003 and 2002, respectively.

     The consolidated condensed financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's year-end consolidated financial statements. The June 30, 2002 consolidated condensed balance sheet was derived from the Company's audited financial statements. The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in the 2002 Annual Report on Form 10-K.

     Reclassification - Certain items in the prior year in specific captions of the accompanying consolidated condensed unaudited financial statements and notes to consolidated condensed unaudited financial statements have been reclassified for comparative purposes.

2.   Recently Issued Accounting Standards

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds the provisions of SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Rescissions of SFAS No. 4 and SFAS No. 64 are effective for fiscal years beginning after May 15, 2002. Rescissions for SFAS No. 13 are effective for transactions entered into after May 15, 2002. All other provisions are effective for financial statements issued after May 15, 2002. The adoption of SFAS No. 145 has not and is not expected to have a material impact on the Company's financial position.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the Standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 has not and is not expected to have a material impact on the Company's financial position.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements for periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. We have evaluated the accounting provisions of the interpretations and there was no material impact on our financial condition, results of operations or cash flows for the period ended March 31, 2003. Accordingly, the Company has no guarantees as defined by FIN 45.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure" which became effective in 2002. The standard provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS is effective for fiscal years ending after December 31, 2002. The Company has not yet determined the effect of the adoption of this statement on the Company's financial position or results of operations. The Company adopted the disclosure provisions of SFAS 148, as of December 31, 2002.



3.   Inventory

     The inventory consists of the following (in thousands):


                                    March 31,      June 30,       March 31,
                                      2003           2002           2002
                                   ----------      --------       ---------

          Raw materials            $    2,256      $  1,499       $     890
          Work-in process                 531           640             514
          Finished goods                8,288         6,658           6,507
                                   ----------      --------       ---------
                                   $   11,075      $  8,797       $   7,911
                                   ==========      ========       =========


4.   Note Payable

     In June 2001, the Company renegotiated its revolving credit facility to provide borrowings of up to $30,000,000 until its maturity date, July 1, 2004. Due to a recent amendment, effective November 7, 2002, the interest on outstanding borrowings is payable at the prime rate, but not less than 4.25% per annum. As of March 31, 2003, the Company had borrowings of $6,604,000 outstanding under the credit facility and also had approximately $3,599,000 of outstanding letters of credit. Availability under the line of credit is subject to the Company's compliance with certain agreed upon financial formulas. Availability, as of March 31, 2003, was approximately $7,300,000. Under the terms of this financing, the Company has agreed to pledge substantially all of its assets, except the Company's real property.


5.   Long-Term Debt

     On September 4, 2001, the Company paid its 8% Senior Notes of $2,284,000 at maturity and its 12.875% Subordinated Debentures of $4,180,000 one-month early utilizing its three-year credit facility. Additionally, in July 2001, holders of $55,500 in principal amount of the 8% Convertible Senior Notes converted their Notes into approximately 148,000 shares of the Company's common stock.


6.   Commitments and Contingencies

     Employment  Agreement - In January 2003,  the Company and Mr.  Knigin,  the
     Company's CEO and President, finalized their negotiations regarding an extension of Mr. Knigin's employment agreement, which was to expire on June 30, 2004. Under the terms of the extended agreement, Mr. Knigin is to receive total base compensation of $2,625,000 over the five-year term of the agreement, effective as of July 1, 2002 and continuing through June 30, 2007. Mr. Knigin may also be entitled to certain severance payments at the conclusion of the term of his agreement, provided the Company attains specified financial performance goals.

     On January 28, 2003, Mr. Knigin voluntarily surrendered and forfeited his options to purchase 1,000,000 shares of the Company's common stock, par value $.01 and relinquished any further rights he may have had under the existing option agreements, which have now been terminated.


7.   Related Party

     As of January 1, 2003, the Company and Mark M. David, Chairman of the Board, have renegotiated Mr. David's consulting agreement with the Company that was to expire on June 30, 2004. The new agreement is with Mr. David's consulting firm. Under the terms of the new agreement, Mr. David's consulting firm will provide the consulting services of Mr. David to the Company and will receive annual consulting fees of $225,000 through June 30, 2007.

8.   Net Income Per Share

     The Company's calculation of Basic and Diluted Net Income Per Share are as follows (in thousands, except per share amounts):

                                                                   Three Months Ended        Nine Months Ended
                                                                         March 31,               March 31,
                                                                  -------------------       -------------------
                                                                    2003        2002         2003         2002
                                                                  -------     -------       -------     -------
          BASIC:
       Income from continuing operations                             $961     $   180       $ 2,382     $   833
       Income from discontinued operations                              -           -             -          43
                                                                  -------     -------       -------     -------
       Net income                                                 $   961     $   180       $ 2,382     $   876
                                                                  =======     =======       =======     =======

       Basic weighted average number of shares outstanding         15,085      15,085        15,085      15,085
                                                                  =======     =======       =======     =======

       Basic net income per share:
         From continuing operations                               $   .06     $   .01       $   .16     $   .06
         From discontinued operations                                   -           -             -           -
                                                                  -------     -------       -------     -------
       Basic net income per share                                 $   .06     $   .01       $   .16     $   .06
                                                                  =======     =======       =======     =======



          DILUTED:
       Income from continuing operations                          $   961     $   180       $ 2,382     $   833
       Income from discontinued operations                              -           -             -          43
                                                                  -------     -------       -------     -------
       Adjusted net income                                        $   961     $   180       $ 2,382     $   876
                                                                  =======     =======       =======     =======

       Weighted average number of shares outstanding               15,085      15,085        15,085      15,085
       Plus: Shares issuable upon conversion of stock options         366           -           122          23
             Shares issuable upon conversion of warrants               25           2            10          10
                                                                  -------     -------       -------     -------
       Total average number of equivalent shares outstanding       15,476      15,087        15,217      15,118
                                                                  =======     =======       =======     =======

       Diluted net income per share:
         From continuing operations                               $   .06     $   .01       $   .16     $   .06
         From discontinued operations                                   -           -             -           -
                                                                  -------     -------       -------     -------
       Diluted net income per share                               $   .06     $   .01       $   .16     $   .06
                                                                  =======     =======       =======     =======

     For the three months ended March 31, 2003 and 2002, options for 160,000 and 2,470,000 shares, respectively, were not included in the computation of diluted net income per share since they would be considered antidilutive. For the nine months ended March 31, 2003 and 2002, options for 160,000 and 610,000 shares, respectively, were not included.

9.   Stock Options

     Pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. Accordingly, no compensation expense has been recorded in the consolidated condensed financial statements with respect to option grants. The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based
     Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," an amendment of SFAS No. 123.

     Had the Company elected to recognize compensation expense for stock-based compensation using the fair value method net income, basic net income per common share and net income per diluted common share would have been as follows

                                                                   Three Months Ended        Nine Months Ended
                                                                        March 31,                March 31,
                                                                  -------------------       -------------------
                                                                    2003        2002         2003         2002
                                                                  -------     -------       -------     -------
       Net Income, as reported                                    $   961     $   180       $ 2,382     $   876
       Pro  forma stock-based employee cost, net of taxes             (47)         15          (141)         45
                                                                  -------     -------       -------     -------
       Pro forma net income                                       $ 1,008     $   165       $ 2,523     $   831
                                                                  =======     =======       =======     =======

       Basic net income per share, as reported                    $   .06     $   .01       $   .16     $   .06
       Pro forma stock-based employee cost per share                  .01           -           .01           -
                                                                  -------     -------       -------     -------
       Pro forma basic net income per share                       $   .07     $   .01       $   .17     $   .06
                                                                  =======     =======       =======     =======

       Diluted net income per share, as reported                  $   .06     $   .01       $   .16     $   .06
       Pro forma stock-based employee cost per share                  .01           -           .01           -
                                                                  -------     -------       -------     -------
       Pro forma diluted net income per share                     $   .07     $   .01       $   .17     $   .06
                                                                  =======     =======       =======     =======

10.  Loss on Closing of Distribution Facility

     During fiscal 2001, the Company closed its remaining distribution facility located in Lebanon, Virginia. In September 2001, the Company sold its two non-operating facilities for $729,000. No gain or loss was recognized during the period. As of March 31, 2002, there were no remaining accruals relating to severance and other employee benefits and exit costs.


11.  Discontinued Operations

     In December 2000, the Company decided to shutdown the retail segment and discontinued all operations in March 2001. Accordingly, the operating results of this segment are classified as discontinued operations.

     Operating results of discontinued operations are as follows (in thousands):

                                                                  Three Months Ended         Nine Months Ended
                                                                       March 31,                 March 31,
                                                                  -------------------       -------------------
                                                                    2003        2002         2003         2002
                                                                  -------     -------       -------     -------
       Costs and expenses, net of other income                    $     -     $     -       $     -     $   (72)
       Income taxes                                                     -           -             -          29
                                                                  -------     -------       -------     -------
       Net income from discontinued operations                    $     -     $     -       $     -     $    43
                                                                  =======     =======       =======     =======

       The net assets and liabilities of discontinued operations included in the accompanying consolidated balance sheets are as follows (in thousands):


                                                                       March 31,       June 30,       March 31,
                                                                         2003            2002           2002
                                                                      ----------       --------       ---------
       Other assets                                                   $        -       $    160       $     189
                                                                      ----------       --------       ---------
       Total assets of discontinued operations                        $        -       $    160       $     189
                                                                      ==========       ========       =========

       Accounts payable and accrued expenses                          $        -       $      6       $      68
                                                                      ----------       --------       ---------
       Total liabilities of discontinued operations                   $        -       $      6       $      68
                                                                      ==========       ========       =========


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

Results of Continuing Operations
--------------------------------

Net sales for the three months ended March 31, 2003 increased $3,406,000 to $16,934,000 from $13,528,000 in the comparable period in 2002. Net sales for the nine months ended March 31, 2003 increased $5,754,000 to $49,403,000 from $43,649,000 in the comparable period in 2002. The increase in sales was due primarily to an increase in programs with certain customers.

The gross profit percentage increased to 33.2% for the three months ended March 31, 2003 from 27.9% in the similar period in 2002. The gross profit percentage increased to 31.5% for the nine months ended March 31, 2003 from 28.4% in the similar period in 2002. The higher margins resulted primarily from better sourcing and greater efficiencies.

Selling, general and administrative expenses were $3,950,000, or 23.3% of net sales for the three months ended March 31, 2003, as compared to $3,365,000, or 24.9% of net sales for the similar period in 2002. This increase of $585,000 resulted from an increase in salary related expenses of $320,000, merchandising design and sample expenses of $50,000, travel expenses of $40,000 and by a general overall net increase in other selling, general and administrative expenses.

Selling, general and administrative expenses were $11,312,000, or 22.9% of net sales for the nine months ended March 31, 2003, as compared to $10,390,000, or 23.8% of net sales for the similar period in 2002. This increase of $922,000 resulted from an increase in salary related expenses of $387,000, merchandising design and sample expenses of $217,000, travel expenses of $79,000, rent expense of $63,000 and by a general overall net increase in other selling, general and administrative expenses.

Income from continuing operations increased to $1,667,000 and $4,254,000 for the three and nine months ended March 31, 2003, as compared to $416,000 and $2,002,000 for the similar periods in 2002. This increase was due to higher sales and margins partially offset by higher selling, general and administrative expenses.

Net interest costs for the three and nine months ended March 31, 2003 was $65,000 and $284,000 respectively, as compared to $115,000 and $614,000 for the similar periods in 2002. These reductions were due to lower borrowing levels and interest rates.

The Company provided for income taxes of $641,000 and $1,588,000 for the three and nine months ended March 31, 2003, as compared to income taxes of $121,000 and $555,000 for the similar periods in 2002. The Company utilized an estimated income tax rate of 40% in all of the periods.

Results of Discontinued Operations
----------------------------------

In December 2000, the Company decided to dispose of the majority of the assets of its retail division. Accordingly, the operating results of this division are classified as discontinued operations.

The discontinued operation had no activity for the three months ended March 31, 2003 and 2002.

There was no activity for the nine months ended March 31, 2003 as compared to income from discontinued operations of $43,000 for the nine months ended March 31, 2002. The income in the 2002 period relates to the sale of certain assets that were fully depreciated.

Net Income
----------

The Company had net income of $961,000 and $2,382,000 for the three and nine months ended March 31, 2003 respectively, as compared to $180,000 and $876,000 for the similar periods in 2002. These increases were due to higher sales and gross margins and lower interest costs partially offset by higher selling general and administrative expenses and a larger provision for income taxes in the current year.


Contractual Obligations and Commercial Commitments
--------------------------------------------------

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of March 31, 2003 (in thousands):

                                                                       Payments Due by Period
                                                         ----------------------------------------------------
                                                            Within                                   After 5
                                              Total         1 Year       2-3 Years     4-5 Years      Years
                                           -----------   -----------    -----------   -----------   ---------
  Contractual Obligations
  -----------------------
  Credit facility                          $     6,604   $     6,604    $         -   $         -   $       -
  Capital leases                                    37            37              -             -           -
  Operating leases                               8,300         1,187          2,427         2,286       2,400
  Consulting agreement                           1,006           225            500           281           -
  Employment contract                            2,269           494          1,063           712           -
                                           -----------   -----------    -----------   -----------   ---------
  Total contractual obligations            $    18,216   $     8,547    $     3,990   $     3,279   $   2,400
                                           ===========   ===========    ===========   ===========   =========

                                                                Amount of Commitment Expiration Per Period
                                                                ------------------------------------------
                                              Total
                                             Amounts        Within                                   After 5
                                            Committed       1 Year       2-3 Years     4-5 Years      Years
                                           -----------   -----------    -----------   -----------   ---------
  Other Commercial Commitments
  ----------------------------
  Letters of credit                        $     3,599   $     3,599    $         -   $         -   $       -
                                           -----------   -----------    -----------   -----------   ---------
  Total commercial commitments             $     3,599   $     3,599    $         -   $         -   $       -
                                           ===========   ===========    ===========   ===========   =========

Liquidity and Capital Resources
-------------------------------

For the nine months ended March 31, 2003, the Company's working capital increased by $2,544,000 to $12,073,000, primarily from profitable operations.

During the nine months ended March 31, 2003, cash decreased by $55,000. The Company used cash of $2,324,000 in its operations, $173,000 for the purchase of fixed assets and $33,000 for the payment of capital lease obligations. The net proceeds from short-term borrowings of $2,475,000 funded these activities.

Receivables  at March 31, 2003  increased  by  $4,420,000  to  $11,421,000  from
$7,001,000 at June 30, 2002. This increase is due to higher sales for the quarter ended March 31, 2003 as compared to the quarter ended June 30, 2002.

Inventory at March 31, 2003 increased by $2,278,000 to $11,075,000 from $8,797,000 at June 30, 2002. This increase is due to an increase in the volume of cut, make and trim production, which requires the purchase of raw materials, an increase of finished goods which are required for additional replenishment business and the earlier receipt of finished goods to fulfill customer orders in the fourth quarter.

The Company has a secured revolving line of credit of up to $30,000,000. The revolving line of credit expires July 1, 2004 and is sufficient for the Company's projected needs for operating capital and letters of credit to fund the purchase of imported goods through July 1, 2004. Due to an amendment, effective November 7, 2002, direct borrowings under this line bear interest at the prime rate of Chase Manhattan Bank, but not less than 4.25% per annum. Availability under the line of credit is subject to the Company's compliance with certain agreed upon financial formulas. Under the terms of this financing, the Company has agreed to pledge substantially all of its assets, except the Company's real property. At April 24, 2003, the Company had $5,598,000 in borrowings outstanding.

Management believes the available borrowing under its secured revolving line of credit, along with anticipated internally generated funds, will be sufficient to cover its working capital requirements through July 1, 2004.

The Company anticipates that capital expenditures for fiscal 2003 will be less than $300,000.

Recently Issued Accounting Standards
------------------------------------

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds the provisions of SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for
Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Rescissions of SFAS No. 4 and SFAS No. 64 are effective for fiscal years beginning after May 15, 2002. Rescissions for SFAS No. 13 are effective for transactions entered into after May 15, 2002. All other provisions are effective for financial statements issued after May 15, 2002. The adoption of SFAS No. 145 has not and is not expected to have a material impact on the Company's financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the Standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 has not and is not expected to have a material impact on the Company's financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements for periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. We have evaluated the accounting provisions of the interpretations and there was no material impact on our financial condition, results of operations or cash flows for the period ended March 31, 2003. Accordingly, the Company has no guarantees as defined by FIN 45.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure" which became effective in 2002. The standard provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS is effective for fiscal years ending after December 31, 2002. The Company has not yet determined the effect of the adoption of this statement on the Company's financial position or results of operations. . The Company adopted the disclosure provisions of SFAS 148, as of December 31, 2002.

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

PART II   Other Information
          -----------------

Item 1  -  Legal proceedings - Not Applicable

Item 2  -  Changes in Securities - Not Applicable

Item 3  -  Defaults Upon Senior Securities - Not Applicable

Item 4  -  Submission of Matters to a Vote of Security Holders - None

Item 5  -  Other Information - None

Item 6  -  (a) Exhibits - None

           (b) Form 8-K Report

                     Date             Items               Financial Statements
                     ----             -----               --------------------
                 May 7, 2003           7, 9                       None



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                MOVIE STAR, INC.


                                By:  /s/ Melvyn Knigin
                                   ---------------------
                                   MELVYN KNIGIN
                                   President; Chief Executive Officer


                                By:  /s/ Thomas Rende
                                   --------------------
                                   THOMAS RENDE
                                   Chief Financial Officer


May 9, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Movie Star, Inc.(the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1.         the Report fully  complies  with the  requirements  of   Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Dated: May 9, 2003                              /s/ Melvyn Knigin
                                                -----------------------------
                                                Name:  Melvyn Knigin
                                                Title: Chief Executive Officer

Dated: May 9, 2003                              /s/ Thomas Rende
                                                -----------------------------
                                                Name:  Thomas Rende
                                                Title: Chief Financial Officer
                                                       (Principal Financial and
                                                       Accounting Officer)

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


Dated: May 9, 2003                              /s/ Melvyn Knigin
                                                -----------------------------
                                                Name:  Melvyn Knigin
                                                Title: Chief Executive Officer

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


Dated:  May 9, 2003                             /s/ Thomas Rende
                                                -----------------------------
                                                Name:  Thomas Rende
                                                Title: Chief Financial Officer
                                                       (Principal Financial and
                                                       Accounting Officer)