Form 10-K
period 2003-06-30
MOVIE STAR INC /NY/
filed 2003-09-26
CIK 93631

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
          -------------------------------------------------------------
                                    FORM 10-K

(Mark One)

   [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

   For the fiscal year ended June 30, 2003 or

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

The aggregate market value of voting stock held by nonaffiliates of the Registrant totaled $26,861,252 on August 29, 2003, based upon the closing price of $2.30 at the close of trading on August 29, 2003.

As of August 29, 2003, there were 15,536,975 common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

See Item 15 with respect to exhibits to this Form 10-K which are incorporated herein by reference to documents previously filed or to be filed by the Registrant with the Commission.

                         MOVIE STAR, INC.
                   2003 FORM 10-K ANNUAL REPORT
                         TABLE OF CONTENTS

  PART I                                                                Page No.

  Item 1            Business.................................................I-1

  Item 2            Properties...............................................I-5

  Item 3            Legal Proceedings........................................I-5

  Item 4            Submission of Matters to a
                    Vote of Shareholders.................................... I-6

  PART II

  Item 5            Market for Company's Common Stock and
                    Related Shareholder Matters.............................II-1

  Item 6            Selected Financial Data.................................II-3

  Item 7            Management's Discussion and Analysis
                    of Financial Condition and
                    Results of Operations...................................II-5

  Item 7A           Quantitative and Qualitative Disclosures
                    About Market Risk .....................................II-12

  Item 8            Financial Statements and
                    Supplementary Data.......................................F-1

  Item 9            Changes in and Disagreements with
                    Accountants on Accounting and Financial Disclosure.....II-14

  Item 9A           Controls and Procedures ...............................II-14

  PART III

  Item 10           Executive Officers and Directors
                    of the Company.........................................III-1

  Item 11           Executive Compensation.................................III-2

  Item 12           Security Ownership of Certain Beneficial
                    Owners and Management..................................III-7

  Item 13           Certain Relationships and
                    Related Transactions...................................III-8

  Item 14           Principal Accounting Fees and Services................ III-8

  PART IV

  Item 15           Exhibits, Financial Statement
                    Schedule and Reports on Form 8-K........................IV-1

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

Between 1992 and 1997, as a result of consolidations in the retail industry, the high cost of domestic manufacturing and difficulties the Company had encountered in engaging reliable offshore contractors and obtaining sufficient quantities of acceptable quality finished products from overseas, the Company experienced a loss of sales to certain of its customers. In fiscal 1998, the Company began to regain a portion of the sales it had lost by creating new designs at competitive prices and by improving on-time delivery and the quality of its products. The Company has shifted its production to offshore based contractors and has developed an infrastructure that has given the Company greater control over its operations, quality and on-time delivery. The Company maintains an in-house design staff which affords it the flexibility to work with merchandise buyers on fashion design and price points.

(b) Intentionally omitted.

(c) (i) The Company's products are sold to discount, specialty, national and regional chain, mass merchandise and department stores and direct mail catalog marketers throughout the United States. The prices to consumers for the Company's products range from approximately $6.00 for certain of its products, such as panties, to approximately $85.00 for certain other products, such as peignoir sets. The Company's products are sold by in-house sales personnel and outside manufacturer's representatives. Approximately 45% of the Company's sales are made to mass merchandisers, 19% to national chains, and 18% to department stores; the balance of the Company's sales are unevenly distributed among discount, specialty, regional chain stores and direct mail catalog marketers. The Company's gross profit on its sales for each of the fiscal years ended June 30, 2003, 2002, and 2001 was approximately 31.7%, 28.0% and 29.4%, respectively.

The Company limits the promotion of its products to cooperative advertising in conjunction with its retail customers directed to the ultimate retail consumer of its products.

(i) Not applicable.

(ii) The Company utilizes a large variety of fabrics made from natural and man-made fibers including, among others, polyester, cotton, broadcloth, stretch terry, brushed terry, flannel, brushed flannel, nylon, spun polyester, velour, satins, tricot, jersey, fleece, jacquards, lace, stretch lace, charmeuse, chambray, micro fibers, spandex and various knit fabrics.

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

The Company has historically produced its products either at one of its domestic facilities or by purchasing them from a finished package manufacturer or by contracting for their assembly from a cut, make and trim manufacturer ("CMT"). Due to the Company's strategic decision to take advantage of lower labor costs by purchasing more of its finished goods offshore, the Company has eliminated its domestic production and increased its finished package purchases. Domestic production decreased from 2.5% of total production in fiscal 2001 to less than 1% in fiscal 2002 and no domestic production in fiscal 2003. The purchase of finished packages increased from 49.5% of total production in fiscal 2001 to 70% in fiscal 2002 and 68% in fiscal 2003. CMT production was 48% of total production in fiscal 2001, 30.0% in fiscal 2002 and 32% in fiscal 2003.

The following table sets forth a list of the countries from which the Company has purchased finished goods and in which the Company has contracted for the assembly of its products, including the approximate percentage of the Company's total production allocable to each country:



                                            2003                                     2002
                                            ----                                     ----
                              CMT     FG Purchased      Total          CMT      FG Purchased     Total
                              ----    ------------      -----          ----     ------------     -----
Bangladesh                     - %        14.0%          14.0%           - %         7.0%          7.0%
Cambodia                       -          12.5           12.5            -          13.0          13.0
Dominican Republic           14.0           -            14.0            -            -            -
Mexico                        9.0          4.0           13.0          14.0         10.0          24.0
Pakistan                       -          10.0           10.0            -          12.0          12.0
Philippines                   9.0         23.0           32.0          15.0         23.0          38.0
Other                          -           4.5            4.5           1.0          5.0           6.0
                            ------      -------        -------       -------       ------       -------
Total Production             32.0%        68.0%         100.0%         30.0%        70.0%        100.0%
                            ======      =======        =======       =======       ======       =======


Currently, the Company has one employee in Mexico, three employees in Bangladesh, two employees in the Dominican Republic and eight employees in the Philippines supervising the production of finished products purchased by the Company or assembled for the Company by CMT manufacturers in those countries. These employees assist in maintaining quality and on-time delivery. Management personnel travel to Mexico, Asia and the Caribbean throughout the year to monitor the performance of the Company's offshore manufacturers and contractors.

In order to facilitate the coordination of its production in the Philippines, which has increased from 28% of total production in 2001 to 38% of total production in 2002 and 32% of total production in 2003, the Company opened a representative office in the Philippines in 2002. The office is being utilized primarily for administrative and manufacturing support functions, as well as sample making and pattern making.

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

(iv) The Company manufactures a wide variety of intimate apparel in many different styles and sizes and for use in all seasons and climates in the United States. Because of its product mix, it is subject to certain seasonal variations in sales. Historically, more than 50% of the Company's sales have been made in the first six months of its fiscal year. In fiscal 2003, the Company's sales were evenly distributed between the first and second half of the year.

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

(vi) Wal-Mart accounted for 42% of sales for fiscal 2003, 32% of sales for fiscal 2002, and 27% for fiscal 2001. Sears, Roebuck and Company accounted for 10% of sales for fiscal 2003, 13% of sales for fiscal 2002 and 13% for fiscal 2001. Target accounted for 4% sales for fiscal 2003, 7% of sales for fiscal 2002, and 11% for fiscal 2001.

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

(vii) The backlog of orders was approximately $27,420,000 as of June 30, 2003, $32,561,000 as of June 30, 2002 and $31,700,000 as of June 30, 2001. The lower backlog of orders this year is due primarily to certain major customers placing spring orders later this year than last year. Orders are booked upon receipt. The Company believes that the current backlog is firm and will be filled by the end of the current fiscal year.

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

(xii) Of the approximately 240 full-time and 16 part-time employees of the Company, approximately 24 are executive, design and sales personnel, 87 are administrative personnel, and the balance are in distribution, warehousing and offshore support.

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

ITEM 2.       PROPERTIES

    The following table sets forth all of the facilities owned or leased by the Company as of June 30, 2003.


                                                    Bldg.
                                    Owned or      Area (sq.    Expiration    Productive     Extent of
Location            Use              Leased         ft.)        of Lease     Capacity(2)  Utilization(2)
--------            ---             --------      ---------    ----------   ------------  --------------
1115 Broadway,      Executive and    Leased         31,000       12/10       N/A          N/A
New York, NY        Administrative
                    offices;
                    Divisional
                    Sales Office
                    and Showroom

180 Madison Ave.,   Sales Office     Leased          3,000       03/06       N/A          N/A
New York, NY        and Showroom

Petersburg, PA      Warehousing      Owned         140,000       N/A         N/A          N/A
                    for finished
                    goods; Dis-
                    tribution
                    Center

South Mississippi   1  Mfg.          Leased (1)    212,000       11/20       N/A          N/A
                    Support/
                    Dist./Warehouse; Owned          27,000       N/A         N/A          N/A
                    1 Warehouse


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


                                                                                                        AMOUNT
                                                                                                       OF SPACE
LOCATION                                   FUNCTION                                                    (Sq. ft.)
--------                                   --------                                                    ---------
1115 Broadway and 180 Madison Avenue       Corporate Offices;                                           11,000
New York, New York                         Divisional Sales Offices and Showrooms;                      11,000
                                           Production Staff and Design                                  12,000

Petersburg, Pennsylvania                   Warehousing and Distribution;                               137,000
                                           Offices                                                       3,000

Mississippi                                Manufacturing Support;                                       24,000
                                           Warehousing and Distribution;                               197,000
                                           Offices                                                      18,000

Philippines                                Administrative and Mfg. Support;                              3,800
                                           Sample and Pattern Making



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

                                                                High        Low
                                                                ----        ---
        Year Ended June 30, 2003

        First Quarter ....................................    $ .50         $.32

        Second Quarter ...................................      .60          .36

        Third Quarter.....................................     1.20          .51

        Fourth Quarter....................................     1.94          .91


        Year Ended June 30, 2002

        First Quarter.....................................    $ .79         $.51

        Second Quarter....................................      .72          .51

        Third Quarter.....................................      .57          .35

        Fourth Quarter....................................      .65          .42


As of August 29, 2003, there were approximately 2,533 holders of record of the Common Stock. For restrictions on dividends, see Item 1 at page I-4.


               MARKET FOR COMPANY'S 12.875% SUBORDINATED DEBENTURE
                             (per $1,000 par value)

                                                                High       Low
                                                                ----       ---
        Year Ended June 30, 2002

        First Quarter ....................................  $ 1,000.00   $990.00

                      EQUITY COMPENSATION PLAN INFORMATION

The following sets forth certain information as of June 30, 2003 concerning the Company's equity compensation plans:



                                                                                      Number of Shares Remaining
                                Number of Shares to be       Weighted-Average         Available for Future
                                Issued Upon Exercise of      Exercise Price of        Issuance Under Equity
                                Outstanding Options,         Outstanding Options,     Compensation
        Plan Category           Warrants and Rights          Warrants and Rights      Plans
        -------------           -----------------------      -------------------      ---------------------------

Equity compensation plans
approved by shareholders
   1988 Non-Qualified Stock
     Option Plan                           75,000                     $ .63                 1,591,666
   1994 Incentive Stock
     Option Plan                          845,000                       .66                   825,000
   2000 Performance Equity
     Plan                                 290,000                       .83                   460,000
                                       ----------                   -------                ----------
                                        1,210,000                       .70                 2,876,666

Equity compensation plans not
approved by shareholders
   Warrant                                 50,000                       .44                         -
                                       ----------                   -------                ----------

Total                                   1,260,000                     $ .69                 2,876,666
                                       ==========                   =======                ==========




ITEM 6.     SELECTED FINANCIAL DATA
            (In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------


Statement of Operations Data:                                                   Fiscal Years Ended June 30,
                                                                2003           2002       2001           2000           1999
 Net sales                                                    $ 64,916      $ 54,359      $ 62,462        $ 62,483     $ 62,871
                                                              ---------     ---------     --------        --------     --------

 Cost of sales                                                  44,345        39,157        44,072          44,783       45,242

 Selling, general and administrative expenses                   14,623        13,689        14,869          13,797       13,058

 Loss on closing of distribution facility                            -             -         1,188               -            -
                                                              --------      ---------     --------        --------     --------
                                                                58,968         52,846       60,129          58,580       58,300
                                                              --------      ---------     --------        --------     --------

 Operating income from continuing operations                     5,948          1,513        2,333           3,903        4,571

 Gain on purchases of subordinated debentures and
        senior notes                                                 -              -         (482)           (565)           -
 Interest income                                                    (4)            (3)          (6)           (145)        (118)
 Interest expense                                                  351            695        1,476           1,856        2,694
                                                              ---------     ---------     --------        --------     --------

  Income from continuing operations before  income taxes          5,601           821        1,345           2,757        1,995

 Income taxes (benefit)                                           2,170           360         (695)             35           21
                                                              ---------     ---------     --------        --------     --------

 Income from continuing operations                                3,431           461        2,040           2,722        1,974

 Income (loss) from discontinued operations                           -            86         (326)            398          699
                                                              ---------     ---------     --------        --------     --------

 Net income                                                   $   3,431     $     547     $  1,714        $  3,120     $  2,673
                                                              =========     =========     ========        ========     ========

 BASIC NET INCOME (LOSS) PER SHARE:
 From continuing operations                                        $.23          $.03        $ .14            $.18         $.14
 From discontinued operations                                         -           .01         (.02)            .03          .05
                                                              ---------     ---------     --------        --------     --------
 Net income                                                        $.23          $.04        $ .12            $.21         $.19
                                                              =========     =========     ========        ========     ========


 DILUTED NET INCOME (LOSS) PER SHARE:
 From continuing operations                                        $.22          $.03        $ .13            $.17         $.13
 From discontinued operations                                         -           .01         (.02)            .03          .04
                                                              ---------     ---------     --------        --------     --------

 Net income                                                        $.22          $.04        $ .11            $.20         $.17
                                                              =========     =========     ========        ========     ========


 Basic weighted average number of shares outstanding             15,133        15,085       14,899          14,889       14,309
                                                              =========     =========     ========        ========     ========

 Diluted weighted average number of shares outstanding           15,407        15,112       15,301          15,928       15,869
                                                              =========     =========     ========        ========     ========



                                                                     (Continued)

ITEM 6.  Selected Financial Data
         (In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------


Balance Sheet Data:                                                                         At June 30,
                                                                2003          2002         2001            2000         1999
WORKING CAPITAL                                               $  15,979     $   9,529     $  8,016        $ 17,345     $ 22,727
                                                              =========     =========     ========        ========     ========
TOTAL ASSETS                                                  $  24,089     $  22,406     $ 27,799        $ 31,627     $ 36,759
                                                              =========     =========     ========        ========     ========
SHORT-TERM DEBT - Including current maturities
  of long-term debt and capital lease obligations             $   2,304     $   4,169     $ 10,327        $  1,773     $     45
                                                              =========     =========     ========        ========     ========
LONG-TERM DEBT - Including deferred lease
   and other long-term liabilities                            $     325     $     254     $    183        $ 12,222     $ 20,814
                                                              =========     =========     ========        ========     ========
SHAREHOLDERS' EQUITY                                          $  17,264     $  13,624     $ 13,021        $ 11,292     $  8,166
                                                              =========     =========     ========        ========     ========

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

Critical Accounting Policies and Estimates
------------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

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

Our accounting policies are more fully described in Note 1 to the financial statements, located in the Annual Report on Form 10-K filed with the Securities and Exchange Commission. Management has identified certain critical accounting policies that are described below.

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

Deferred Tax Valuation Allowance - In assessing the need for a deferred tax valuation allowance, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Since we were able to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset was not deemed necessary. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.


Fiscal 2003 Compared to Fiscal 2002
-----------------------------------
Results of Continuing Operations
-----------------------------------

Net sales for the year ended June 30, 2003 were $64,916,000 as compared to $54,359,000 in the comparable period in 2002. The increase in sales was due primarily to an increase in programs with the Company's primary customer and an overall net increase in programs with the remaining customer base.

The gross profit percentage was 31.7% for the year ended June 30, 2003 as compared to 28.0% for the year ended June 30, 2002. The higher margins resulted primarily from the addition of the Dominican Republic as a new source for contract labor, which resulted in reduced labor costs, greater efficiencies in the overall production cycle and improved customer compliance, which reduced customer deductions.

Selling, general and administrative expenses were $14,623,000, or 22.5% of net sales, for the year ended June 30, 2003 as compared to $13,689,000, or 25.2% of net sales, for the similar period in 2002. This increase of $934,000 resulted primarily from increases in salary expense and salary related costs of $713,000, merchandising, design and sample expenses of $184,000 and an overall net increase in general overhead expenses offset by a decrease in bad debt expense of $162,000.

Operating income from continuing operations increased to $5,948,000 for the year ended June 30, 2003, from $1,513,000 for the similar period in 2002. This increase was due to higher sales and margins partially offset by higher selling, general and administrative expenses.

Interest income for the year ended June 30, 2003 was $4,000 as compared to $3,000 for 2002.

Interest expense for the year ended June 30, 2003 was $351,000 as compared to $695,000 for 2002. This reduction was due to lower borrowing levels and lower interest rates.

The Company provided for income taxes of $2,170,000 for the year ended June 30, 2003, as compared to $360,000 for the similar period in 2002.

The Company recorded net income from continuing operations for the year ended June 30, 2003 of $3,431,000 as compared to $461,000 for the same period in 2002. This increase was due to higher sales and gross margins and lower interest costs partially offset by higher selling, general and administrative expenses and a larger provision for income taxes in the current year.

Results of Discontinued Operations
----------------------------------

In December 2000, the Company decided to dispose of the majority of the assets of its retail division. Accordingly, the operating results of this division are classified as discontinued operations.

There was no activity for the year ended June 30, 2003 as compared to income from discontinued operations of $86,000, net of income taxes for the similar period in 2002. The income in fiscal 2002 relates to the sale of certain assets that were fully depreciated.

Net Income
----------

The Company had net income of $3,431,000 for the year ended June 30, 2003 as compared to $547,000 for the similar period in 2002. This increase was due to higher sales and gross margins and lower interest costs partially offset by higher selling, general and administrative expenses and a larger provision for income taxes in the current year, partially offset by income from discontinued operations in the prior year.

Fiscal 2002 Compared to Fiscal 2001
-----------------------------------
Results of Continuing Operations
-----------------------------------

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

Selling, general and administrative expenses were $13,689,000, or 25.2% of net sales, for the year ended June 30, 2002 as compared to $14,869,000, or 23.8% of net sales, for the similar period in 2001. This decrease of $1,180,000 resulted primarily from decreases in salary expense and salary related costs of $481,000, shipping expense of $380,000, commissions of $175,000, bad debt expense of $118,000, and a net decrease in general overhead expenses offset by an increase in rent related expenses of $476,000. The decrease in shipping expense was primarily due to the shutdown of the Company's Virginia distribution facility. The increase in rent related expenses was primarily due to an increase in rent at the Company's new offices in New York.

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

During fiscal 2001, the Company purchased $167,000 in principal amount of its 12.875% Subordinated Debentures and $5,283,000 in principal amount of its 8% Senior Notes. As a result of these purchases, the Company recorded a gain of $482,000, net of related costs.

Interest income for the year ended June 30, 2002 was $3,000 as compared to $6,000 for 2001.

Interest expense for the year ended June 30, 2002 was $695,000 as compared to $1,476,000 for 2001. This reduction was due to lower borrowing levels and interest rates.

For the year ended June 30, 2002, the Company provided for a deferred tax, related to continuing operations of $360,000. For the year ended June 30, 2001, the Company recorded an alternative minimum tax of $18,000, a deferred tax of $524,000 and recognized a tax benefit of $1,237,000 related to the reversal of a valuation allowance on the deferred tax asset. The Company reversed its deferred tax valuation allowance because it was considered more likely than not that the Company would utilize the entire asset.

The Company recorded net income from continuing operations for the year ended June 30, 2002 of $461,000 as compared to $2,040,000 for the same period in 2001. This reduction was primarily due to a decrease in sales and gross margins in the current year partially offset by a decrease in selling, general and administrative expenses and net interest costs. The Company also recorded a tax expense in the current year as compared to an overall tax benefit in the prior year, recorded a loss on the disposal of the Virginia distribution facility in the prior year and a gain in the prior year on the purchases of the Company's 12.875% Subordinated Debentures and 8% Senior Notes.

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

Net Income
----------

The Company had net income of $547,000 for the year ended June 30, 2002 as compared to $1,714,000 for the similar period in 2001. This reduction was primarily due to a decrease in sales and gross margins in the current year partially offset by a decrease in selling, general and administrative expenses and net interest costs. The Company also recorded a tax expense in the current year as compared to an overall tax benefit in the prior year, recorded a loss on the disposal of the Virginia distribution facility in the prior year and a gain in the prior year on the purchases of the Company's 12.875% Subordinated Debentures and 8% Senior Notes. The results of the discontinued operations had a positive effect on the current year's net income as compared to a loss in the prior year.

Contractual Obligations and Commercial Commitments
--------------------------------------------------

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of June 30, 2003 (in thousands):


                                                                 Payments Due by Period
                                                        -------------------------------------------------
                                                          Within                                 After 5
                                             Total        1 Year       2-3 Years     4-5 Years    Years
                                          -----------   ----------     ---------     ---------   --------
  Contractual Obligations
  Credit Facility                         $   2,277     $   2,277      $       -     $      -    $      -
  Capital Leases                                 27            27                           -           -
  Operating Leases                            8,937         1,178          2,398        2,310       3,051
  Consulting Agreement                          900           225            450          225
  Employment Contract                         2,150           500          1,075          575           -
                                          ---------     ---------      ---------     --------    --------
  Total Contractual Obligations           $  14,291     $   4,207      $   3,923     $  3,110    $  3,051
                                          =========     =========      =========     ========    ========

                                                              Amount of Commitment Expiration Per Period
                                                              ------------------------------------------
                                              Total
                                             Amounts       Within                                 After 5
                                            Committed      1 Year      2-3 Years     4-5 Years     Years
                                          -----------   ----------     ---------     ---------   --------
  Other Commercial Commitments
  ----------------------------
  Letters of Credit                       $   6,165     $   6,165      $      -      $     -     $     -
                                          ---------     ---------      ---------     --------    --------
  Total Commercial Commitments            $   6,165     $   6,165      $      -      $     -     $     -
                                          =========     =========      =========     ========    ========


Off-Balance Sheet Arrangements
------------------------------

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

Liquidity and Capital Resources
-------------------------------

For the year ended June 30, 2003, the Company's working capital increased by $6,450,000 to $15,979,000, primarily from profitable operations.

During the fiscal year ended June 30, 2003, cash increased by $4,000. The Company used cash of $1,852,000 for the net reduction of its short-term borrowings, $43,000 for the payment of capital lease obligations and $181,000 for the purchase of fixed assets. These activities were funded by cash generated from operating activities of $1,871,000 and the exercise of employee stock options of $209,000.

Receivables at June 30, 2003 increased by $1,991,000 to $8,992,000 from $7,001,000 at June 30, 2002. This increase is due to higher sales in the fourth quarter of 2003 as compared to the prior year.

Inventory at June 30, 2003 increased by $1,595,000 to $10,392,000 from $8,797,000 at June 30, 2002. The increase is primarily due to an increase in finished goods, which are required for replenishment business.

The Company has a secured revolving line of credit of up to $30,000,000. The revolving line of credit expires July 1, 2004 and is sufficient for the Company's projected needs for operating capital and letters of credit to fund the purchase of imported goods through July 1, 2004. Direct borrowings under this line bear interest at the prime rate of Chase Manhattan Bank but not less than 4.25% per annum. Availability under the line of credit is subject to the Company's compliance with certain agreed upon financial formulas. Under the terms of this financing, the Company has agreed to pledge substantially all of its assets, except the Company's real property.

Management believes the available borrowing under its secured revolving line of credit, along with anticipated internally generated funds, will be sufficient to cover its working capital requirements through July 1, 2004.

The Company anticipates that capital expenditures for fiscal 2004 will be less than $400,000.

Effect of New Accounting Standards
----------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 in the first quarter of fiscal 2003. The adoption of SFAS No. 143 did not have a material impact on the Company's results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The primary objectives of SFAS No. 144 were to develop one accounting model based on the framework established in SFAS No. 121, and to address significant implementation issues. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in the first quarter of fiscal 2003. The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to the classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Reclassification of the gains and losses related to debt extinguishment are required for all prior periods
presented in comparative financial statements.   Accordingly, the Company has
adjusted the statements of income to reclassify its extraordinary gains of $482,000 ($289,000 net of income taxes) and $401,000 ($393,000 net of income taxes) to "Gain on purchases of subordinated debentures and senior notes" for fiscal 2001 and 2000, respectively. The adoption of SFAS No. 145 does not have a material impact on the Company's financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," replacing Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date an entity commits to an exit plan. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 had has not had a material impact on the Company's financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying (i.e. change in interest rate) that is related to an asset, liability, or an equity security of the guaranteed party. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements for periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. We have evaluated the accounting provisions of this interpretation and there was no material impact on our financial condition, results of operations or cash flows for the year ended June 30, 2003. The Company has no guarantees as defined by FIN 45.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123." The standard provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company does not plan to change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as for provisions that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective dates. The Company does not expect the adoption of this pronouncement to have a material effect on the results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of this pronouncement to have a material effect on the results of operations or financial position.

Inflation
---------

The Company does not believe that its operating results have been materially affected by inflation during the preceding three years. There can be no assurance, however, that the Company's operating results will not be affected by inflation in the future.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to changes in the prime rate based on the Federal Reserve actions and general market interest fluctuations. The Company believes that moderate interest rate increases will not have a material adverse impact on its results of operations, or financial position, in the foreseeable future. For the fiscal year ended June 30, 2003, borrowings peaked during the year at $10,055,000 and the average amount of borrowings was $6,352,000.

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

ITEM 8.                    INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Movie Star, Inc.:

We have audited the accompanying balance sheet of Movie Star, Inc. as of June 30, 2003, and the related statements of income, shareholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 15(a)(2) for the year ended June 30, 2003. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Movie Star, Inc. as of June 30, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Mahoney Cohen & Company, CPA, P.C.

Mahoney Cohen & Company, CPA, P.C.

New York, New York
August 11, 2003

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Movie Star, Inc.:

We have audited the accompanying balance sheet of Movie Star, Inc. as of June 30, 2002, and the related statements of income, shareholders' equity and cash flows for each of the two years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2) for the two years in the period ended June 30, 2002. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Movie Star, Inc. as of June 30, 2002, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Parsippany, New Jersey
August 20, 2002
 (Except for the adjustments referred to in Note 1 relating to the adoption of Financial Accounting Standards Board Statement No. 145 for which the date is September 25, 2003)

MOVIE STAR, INC.
BALANCE SHEETS
JUNE 30, 2003 AND 2002
(In Thousands, Except Number of Shares)
--------------------------------------------------------------------------------


ASSETS                                                                                                2003         2002
CURRENT ASSETS:
   Cash                                                                                            $    219     $    215
  Receivables, net                                                                                    8,992        7,001
  Inventory                                                                                          10,392        8,797
  Deferred income taxes                                                                               2,511        1,842
  Prepaid expenses and other current assets                                                             365          202
                                                                                                   --------     --------

            Total current assets                                                                     22,479       18,057

PROPERTY, PLANT AND EQUIPMENT - Net                                                                   1,153        1,350

DEFERRED INCOME TAXES                                                                                    50        2,662

OTHER ASSETS                                                                                            407          337
                                                                                                   --------     --------

TOTAL ASSETS                                                                                       $ 24,089     $ 22,406
                                                                                                   ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable                                                                                   $  2,277     $  4,129
   Current maturities of capital lease obligations                                                       27           40
   Accounts payable                                                                                   2,888        3,355
   Accrued expenses and other current liabilities                                                     1,308        1,004
                                                                                                   --------     --------

            Total current liabilities                                                                 6,500        8,528
                                                                                                   --------     --------

CAPITAL LEASE OBLIGATIONS                                                                                 -           30
                                                                                                   --------     --------

DEFERRED LEASE LIABILITY                                                                                224          140
                                                                                                   --------     --------

OTHER LONG-TERM LIABILITY                                                                               101           84
                                                                                                   --------     --------

COMMITMENTS AND CONTINGENCIES                                                                             -            -

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value - authorized, 30,000,000 shares;
     issued 17,412,000 shares in 2003 and 17,102,000 shares in 2002                                     174          171
   Additional paid-in capital                                                                         4,353        4,147
   Retained earnings                                                                                 16,355       12,924
                                                                                                   --------     --------

                                                                                                     20,882       17,242

   Less treasury stock, at cost - 2,017,000 shares                                                    3,618        3,618
                                                                                                   --------     --------

           Total shareholders' equity                                                                17,264       13,624
                                                                                                   --------     --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                         $ 24,089     $ 22,406
                                                                                                   ========     ========


See notes to financial statements.

MOVIE STAR, INC.
STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
(In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------


                                                                                       2003           2002           2001
Net sales                                                                            $ 64,916      $ 54,359      $ 62,462

Cost of sales                                                                          44,345        39,157        44,072
                                                                                     --------      --------      --------

   Gross profit                                                                        20,571        15,202        18,390

Operating Expenses:
  Selling, general and administrative expenses                                         14,623        13,689        14,869
   Loss on closing of distribution facility                                                                         1,188
                                                                                     --------      --------      --------
                                                                                            -             -

   Operating income from continuing operations                                          5,948         1,513         2,333

Gain on purchases of subordinated debentures and senior notes                               -             -          (482)
Interest income                                                                            (4)           (3)           (6)
Interest expense                                                                          351           695         1,476
                                                                                     --------      --------      --------


    Income from continuing operations before income taxes                               5,601           821         1,345
Income taxes (benefit)                                                                  2,170           360          (695)
                                                                                     --------      --------      --------

    Income from continuing operations                                                   3,431           461         2,040

Discontinued operations:
  Income from operations of discontinued retail stores, net of income taxes                 -             -           122
  Gain (loss) on disposal of discontinued retail stores, including provision
    for operating losses during phase-out period, net of income taxes                       -            86          (448)
                                                                                     --------      --------      --------

Net income                                                                           $  3,431      $    547      $  1,714
                                                                                     ========      ========      ========

BASIC NET INCOME (LOSS) PER SHARE:
  From continuing operations                                                         $    .23      $    .03      $    .14
  From discontinued operations                                                              -           .01          (.02)
                                                                                     --------      --------      --------
  Net income per share                                                               $    .23      $    .04      $    .12
                                                                                     ========      ========      ========

DILUTED NET INCOME (LOSS) PER SHARE:
  From continuing operations                                                         $    .22      $    .03      $    .13
  From discontinued operations                                                              -           .01          (.02)
                                                                                     --------      --------      --------
  Net income per share                                                               $    .22      $    .04      $    .11
                                                                                     ========      ========      ========

Basic weighted average number of shares outstanding                                   15,133        15,085        14,899
                                                                                     ========      ========      ========


Diluted weighted average number of shares outstanding                                 15,407        15,112        15,301
                                                                                     ========      ========      ========


See notes to financial statements.

MOVIE STAR, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
(In Thousands)
--------------------------------------------------------------------------------


                                                                    Additional
                                              Common Stock            Paid-in        Retained          Treasury Stock
                                           Shares      Amount         Capital        Earnings       Shares       Amount       Total
BALANCE, JUNE 30, 2000                       16,914        $ 169           $4,078      $ 10,663        2,017      $(3,618)   $11,292

   Net income                                     -            -                -         1,714            -            -      1,714
   Conversion of long-term debt
     for common stock                            40            1               14             -            -            -         15
                                             ------        -----          -------      --------     --------     --------    -------

BALANCE, JUNE 30, 2001                       16,954          170            4,092         12,377       2,017       (3,618)    13,021

   Net income                                     -            -                -            547           -            -        547
   Conversion of long-term debt
     for common stock                           148            1               55              -           -            -         56
                                             ------        -----          -------      --------     --------     --------    -------

BALANCE, JUNE 30, 2002                       17,102          171            4,147         12,924       2,017       (3,618)    13,624

   Net income                                     -            -                -          3,431           -            -      3,431
  Exercise of stock options                     310            3              206              -           -            -        209
                                             ------        -----          -------      --------     --------     --------    -------

BALANCE, JUNE 30, 2003                       17,412         $174           $4,353        $16,355       2,017      $(3,618)   $17,264
                                             ======        =====          =======      =========    ========     ========    =======



See notes to financial statements.

MOVIE STAR, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2003, 2002, AND 2001
(In Thousands)
--------------------------------------------------------------------------------


                                                                                       2003           2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $3,431       $  547       $ 1,714
   Adjustments to reconcile net income to net cash
       provided by continuing operating activities
     Depreciation and amortization                                                      403          356           431
     Provision for sales allowances and doubtful accounts                                69          (67)           60
     Deferred income taxes                                                            1,943          411          (906)
     Deferred lease liability                                                            84          110            30
     Loss (gain) on discontinued operations                                               -          (86)          326
     Gain on purchases of subordinated debentures and senior notes                        -            -          (482)
     Non-cash impairment charge                                                           -            -           915
     Loss on disposal of property, plant and equipment                                   19            -            24
   (Increase) decrease in operating assets:
     Receivables                                                                      (2,060)        925            41
     Inventory                                                                        (1,595)      3,150         1,162
     Prepaid expenses and other current assets                                          (163)        116            98
     Other assets                                                                       (114)        (75)          242
   Increase (decrease) in operating liabilities:
     Accounts payable                                                                   (467)        503        (1,565)
     Accrued expenses and other liabilities                                              321        (288)         (324)
                                                                                     -------      ------       -------
           Net cash provided by operating activities                                   1,871       5,602         1,766
                                                                                     -------      ------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                           (181)       (205)         (555)
   Proceeds from sale of property, plant and equipment                                     -         737           121
   Proceeds from exercise of employee stock options                                      209           -             -
                                                                                     -------      ------       -------
           Net cash provided by (used in) investing activities                            28         532          (434)
                                                                                     -------      ------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment on and purchases of long-term debt and
    capital lease obligations                                                            (43)     (6,537)       (5,026)
   Net (repayment) proceeds from revolving line of credit                             (1,852)        395         2,044
                                                                                     -------      ------       -------
           Net cash used in financing activities                                      (1,895)     (6,142)       (2,982)
                                                                                     -------      ------       -------

           Net cash (used in) provided by discontinued operations                          -         (38)        1,199
                                                                                     -------      ------       -------


NET (DECREASE) INCREASE IN CASH                                                            4         (46)         (451)
CASH, BEGINNING OF YEAR                                                                  215         261           712
                                                                                     -------      ------       -------


CASH, END OF YEAR                                                                    $   219      $  215       $   261
                                                                                     =======      ======       =======

                                                                     (Continued)

MOVIE STAR, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2003, 2002, AND 2001
(In Thousands)
--------------------------------------------------------------------------------


                                                                                       2003           2002         2001
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during period for:
     Interest                                                                        $   358      $  863       $ 1,530
                                                                                     =======      ======       =======

     Income taxes (net of refunds received)                                          $    43      $  (51)      $    69
                                                                                     =======      ======       =======




SUPPLEMENTAL DISCLOSURES OF NONCASH
  FINANCING ACTIVITIES:
  Conversion of long-term debt for common stock                                       $    -       $ (56)      $   (15)
  Issuance of common stock                                                                 -          56            15
                                                                                     -------      ------       -------
                                                                                      $    -       $   -       $     -
                                                                                     =======      ======       =======



                                                                     (Concluded)




See notes to financial statements.

MOVIE STAR, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business - Movie Star, Inc. (the "Company") is a New York corporation organized in 1935, which designs, manufactures, markets and sells an extensive line of ladies' sleepwear, robes, leisurewear, loungewear, panties and daywear.

        Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America also requires management to make estimates and assumptions that affect the disclosures of contingent assets and liabilities at the date of the financial statements. Significant estimates include inventory provision, sales return, allowance for doubtful accounts, allowance for sales discounts and lives of long-lived assets. Actual results could differ from those estimates.

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

        Inventory - Inventory is valued at lower of cost (first-in, first-out) or market. The Company writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

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

        Impairment of Long-lived Assets - The Company follows Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets, including property and equipment, be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The Company assesses its assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and records impairment losses when this amount is less than the carrying amount. Impairment losses are recorded for the excess of the assets' carrying amount over their fair value, which is generally determined based on the estimated future discounted cash flows over the remaining useful life of the asset using a discount rate determined by management at the date of the impairment review. Management believes at this time that the carrying value and useful life of long-lived assets continue to be appropriate.

        Deferred Rent - The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the non-cancelable lease term.

        Stock Options - Pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. Accordingly, no compensation expense has been recorded in the financial statements with respect to option grants. The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123."

        Had the Company elected to recognize compensation expense for stock-based compensation using the fair value method net income, basic net income per common share and net income per diluted common share would have been as follows:


                                                                                  Years Ended June 30,
                                                                              2003          2002         2001
       Net Income, as reported                                                 $3,431         $547       $1,714
       Add (deduct) net stock-based employee forfeitures (cost),
         net of taxes                                                             146          (68)         (66)
                                                                              -------      -------       ------
       Pro forma net income                                                    $3,577         $479       $1,648
                                                                              =======      =======       ======

       Basic net income per share, as reported                                   $.23        $ .04        $ .12
       Add (deduct) net stock-based employee forfeitures (cost)
         per share                                                                .01         (.01)        (.01)
                                                                              -------      -------       ------

       Pro forma basic net income per share                                      $.24        $ .03        $ .11
                                                                              =======      =======       ======

       Diluted net income per share, as reported                                 $.22        $ .04        $ .11
       Add (deduct) net stock-based employee forfeitures (cost)
         per share                                                                .01         (.01)           -
                                                                              -------      -------       ------
       Pro forma diluted net income per share                                    $.23        $ .03        $ .11
                                                                              =======      =======       ======


        The fair value of each option-pricing model was calculated with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively; risk-free interest rate 4.0%, 4.0% and 4.2%; expected life 7 years; expected volatility of 69.99%, 69.22% and 59.12%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

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

        Shipping and Handling Costs - Shipping and handling costs include warehousing, freight-out and other direct costs to deliver inventory to customers. Such amounts, which are included in selling, general and administrative expenses in the statements of income, aggregated approximately $1,917,000 in 2003, $1,984,000 in 2002 and $2,371,000 in
        2001.

        Income Taxes - The Company follows SFAS No. 109, "Accounting for Income Taxes."

        Deferred Tax Valuation Allowance - In assessing the need for a deferred tax valuation allowance, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Since the Company was able to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset was not deemed necessary. Likewise, should the Company determine that it would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

        Net Income Per Share - Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted income per share also includes the dilutive effect of potential common shares outstanding during the period.

        Effect of New Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 in the first quarter of fiscal 2003. The adoption of SFAS No. 143 did not have a material impact on the Company's results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The primary objectives of SFAS No. 144 were to develop one accounting model based on the framework established in SFAS No. 121, and to address significant implementation issues. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in the first quarter of fiscal 2003. The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145, related to the classification of debt extinguishment, are effective for fiscal years beginning after May 15, 2002. Reclassification of the gains and losses related to debt extinguishment are required for all prior periods presented in comparative financial statements. Accordingly, the Company has adjusted the statement of income to reclassify its extraordinary gain of $482,000 ($289,000 net of income taxes) to "Gain on purchases of subordinated debentures and senior notes" for the year ended June 30, 2001. The adoption of SFAS No. 145 does not have a material impact on the Company's financial position. The adjustment also resulted in the reclassification to income from continuing operations of the related tax amounts included in the disclosures of
        Note 9.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" replacing Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date an entity commits to an exit plan. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 had has not had a material impact on the Company's financial position.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying (i.e. change in interest rate) that is related to an asset, liability, or an equity security of the guaranteed party. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements for periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. We have evaluated the accounting provisions of this interpretation and there was no material impact on our financial condition, results of operations or cash flows for the year ended June 30, 2003. The Company has no guarantees as defined by FIN 45.

        In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123." The standard provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company does not plan to change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as for provisions that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective dates. The Company does not expect the adoption of this pronouncement to have a material effect on the results of operations or financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of this pronouncement to have a material effect on the results of operations or financial position.

2.      INVENTORY

        Inventory consists of the following:

                                               June 30,
                                          2003           2002
                                            (In Thousands)

         Raw materials                    $ 1,470        $1,499
         Work-in process                      655           640
         Finished goods                     8,267         6,658
                                          -------        ------

                                          $10,392        $8,797
                                          =======        ======

3.      RECEIVABLES

        Receivables are comprised of the following:

                                                June 30,
                                              2003        2002
                                             (In Thousands)

         Trade                            $ 10,377      $ 8,321
         Other

                                                 5            1
                                          --------      -------
                                            10,382        8,322
         Less allowance for doubtful
           accounts and sales discounts     (1,390)      (1,321)
                                          --------      -------

                                            $8,992      $ 7,001
                                          ========      =======


4.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following:

                                                              June 30,
                                                         2003           2002
                                                           (In Thousands)

         Land, buildings and improvements                 $ 1,891      $ 1,890
         Machinery and equipment                              466          553
         Office furniture and equipment                       955        1,239
         Leasehold improvements                               264          248
                                                          -------      -------
                                                            3,576        3,930
         Less accumulated depreciation and
                amortization                               (2,423)      (2,580)
                                                          -------      -------

                                                          $ 1,153      $ 1,350
                                                          =======      =======

        In September 2001, the Company sold its two non-operating facilities located in Virginia and a retail store from discontinued operations for $729,000 and $52,000, respectively.

        Depreciation expense of $359,000, $336,000 and $391,000 was recorded in fiscal 2003, 2002 and 2001, respectively.


 5.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities are comprised of the following:

                                                                June 30,
                                                           2003           2002
                                                             (In Thousands)

         Insurance                                           $ 335        $512
         Salary, commissions and employee benefits             655         274
         Other                                                 318         218
                                                            ------      ------

                                                            $1,308      $1,004
                                                            ======      ======

6.      NOTES PAYABLE

        The Company amended and restated its credit agreement (the "Amended Credit Agreement"), effective June 30, 2001. The Amended Credit Agreement matures on July 1, 2004 and is subject to annual renewals thereafter. Under the agreement, the Company may borrow, in the aggregate, revolving loans and letters of credit, up to $30,000,000. Availability under the line of credit is subject to the Company's compliance based on financial formulas as outlined in the agreement. Pursuant to the terms of the agreement, the Company has pledged substantially all of its assets, except the Company's real property. Interest on outstanding borrowings is payable at the prime rate, but not less than 4.25 percent per annum.

        The Amended Credit Agreement contains financial covenants, with respect to tangible net worth, as defined, and working capital. Because compliance is based on management's estimates and actual results can differ from these estimates, compliance through fiscal 2004 cannot be assured. The Company believes the assumptions used are appropriate. Furthermore, the Company is prohibited from paying dividends or incurring additional indebtedness, as defined, outside the normal course of business.

        For the fiscal year ended June 30, 2003, under the credit agreement, the borrowings peaked at $10,055,000 and the average amount of borrowings was $6,352,000, with the weighted average interest rate of 4.84%. For the fiscal year ended June 30, 2002, under the credit agreement, the borrowings peaked at $15,783,000 and the average amount of borrowings was $7,806,000, with the weighted average interest rate of 5.99%.

        At June 30, 2003, the Company had borrowings of $2,277,000 outstanding under this line of credit at an interest rate of 4.25 percent and also had approximately $6,165,000 of outstanding letters of credit.

        At June 30, 2002, the Company had borrowings of $4,129,000 outstanding under this line of credit at an interest rate of 5.75 percent and also had approximately $6,184,000 of outstanding letters of credit.

7.      LONG-TERM DEBT

        Long-term debt consists of the following:
                                                                 June 30,
                                                            2003           2002
                                                              (In Thousands)

         Capital Lease Obligations                          $  27         $  70
         Less current portion                                  27            40
                                                            -----         -----

         Long-term debt                                     $   -         $  30
                                                            =====         =====


        12.875% Subordinated Debentures - During fiscal 2001, the Company purchased an aggregate of $167,000 in principal of its 12.875% Subordinated Debentures. As a result of these purchases, the Company recorded a gain of $9,000, net of related costs. The Company applied the principal amount of the 12.875% Subordinated Debentures against the final payment on these debentures.

        In September 2001, the Company paid the remaining balance on its 12.875% Subordinated Debentures of $4,180,000 one-month early utilizing its Amended Credit Agreement.

        8% Senior Notes - During fiscal 2001, the Company purchased $5,283,000 in principal amount of its 8% Senior Notes. As a result of these transactions, the Company recorded a gain of $473,000, net of related costs. The Company applied the principal amount of the 8% Senior Notes against the final payment.

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

        Capital Lease Obligations - The fair value of these securities are estimated based on quoted market prices. If no market quotes are available, interest rates that are currently available to the Company for issuance of the debt with similar terms and remaining maturities are used to estimate fair value of debt issues. The carrying value approximates the fair value.

        The fair value estimates are based on pertinent information available to management as of June 30, 2003 and 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

9.      INCOME TAXES

        Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. In fiscal 2001, the Company recognized an income tax benefit of $1,237,000 in connection with the complete reversal of the valuation allowance on its deferred tax assets. In the opinion of management, it is more likely than not that such deferred tax assets will be recovered.

        The income tax effects of significant items, comprising the Company's net deferred tax assets and liabilities, are as follows:

                                                                     June 30,
                                                                  2003      2002
                                                                  (In Thousands)

          Deferred tax liabilities:
            Differences between book and tax basis of property,
              plant and equipment                               $   40    $   76
                                                                ------    ------

          Deferred tax assets:
            Difference between book and tax basis of inventory     880       854
            Reserves not currently deductible                      730       723
            Operating loss carryforwards                           888     2,900
            Other                                                  103       103
                                                                ------    ------
                                                                 2,601     4,580
                                                                ------    ------

          Net deferred tax asset                                $2,561    $4,504
                                                                ======    ======

        The provision for (benefit from) income taxes on continuing operations is comprised as follows:

                                                  Years Ended June 30,
                                             2003          2002        2001
                                                     (In Thousands)

            Current:
               Federal                     $  126       $ (15)       $ (9)
               State and local                101          22           2
                                           ------       -----        ----
                                              227           7          (7)
                                           ------       -----        ----

            Deferred
               Federal                      1,652         300        (551)
               State and local                291          53        (137)
                                           ------       -----        ----
                                            1,943         353        (688)
                                           ------       -----        ----

                                           $2,170        $360       $(695)
                                           ======       =====       =====

        A tax provision (benefit) of $58,000 and $(218,000) was allocated to discontinued operations for the years ended June 30, 2002 and 2001, respectively.

        Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:

                                                                                              Years Ended June 30,
                                                                                        2003          2002           2001
                                                                                                  (In Thousands)
            Federal statutory rate                                                     34.0 %       34.0 %        34.0  %

            Increase (decrease) in tax resulting from:
               Valuation allowance                                                        -            -        (143.3)
               State income taxes (net of federal tax benefits)                         4.6          6.4           6.0
               Other                                                                     .1          2.2            .4
                                                                                     ------       ------        ------

            Effective rate                                                             38.7 %       42.6 %      (102.9)%
                                                                                     ======       ======        ======


        As of June 30, 2003, the Company has net operating loss carryforwards of approximately $2,215,000 for federal income tax purposes that expire between the years 2009 and 2012 and credit carryforwards of approximately $103,000.



10.     COMMITMENTS AND CONTINGENCIES

        Operating Leases --The Company has operating leases expiring in various years through fiscal 2011.

           Future minimum payments under these leases at June 30, 2003 are as follows (in thousands):

                                            Fiscal Year              Amount

                                                 2004                $ 1,178
                                                 2005                  1,204
                                                 2006                  1,194
                                                 2007                  1,141
                                                 2008                  1,169
                                              Thereafter               3,051
                                                                     -------

                                                                     $ 8,937
                                                                     =======

           Rental expense for 2003, 2002 and 2001 was approximately $1,240,000, $1,210,000 and $734,000, respectively.

        Employment Agreement - In January 2003, the Company and Mr. Knigin, the Company's CEO and President, finalized their negotiations regarding an extension of Mr. Knigin's employment agreement, which was to expire on June 30, 2004. Under the terms of the extended agreement, Mr. Knigin is to receive total base compensation of $2,625,000 over the five-year term of the agreement, effective as of July 1, 2002 and continuing through June 30, 2007. As of June 30, 2003, the remaining financial liability of this agreement is $2,150,000. Mr. Knigin may also be entitled to certain severance payments at the conclusion of the term of his agreement, provided the Company attains specified financial performance goals.

        On January 28, 2003, Mr. Knigin voluntarily surrendered and forfeited his options.

        Consulting Agreement - As of January 1, 2003, the Company and Mark M. David, Chairman of the Board, have renegotiated Mr. David's consulting agreement with the Company that was to expire on June 30, 2004. The new agreement is with Mr. David's consulting firm. Under the terms of the new agreement, Mr. David's consulting firm will provide the consulting services of Mr. David to the Company and will receive annual consulting fees of $225,000 through June 30, 2007 plus the reimbursement of expenses in an amount not to exceed $50,000 per year.


        Guarantees - The Company has not provided any financial guarantees as of June 30, 2003.



11.     RELATED PARTY


        Upon the retirement of its Chief Executive Officer, Mark M. David, in July 1999, the Company entered into an agreement, expiring in October 2011, to provide for future medical benefits. As of June 30, 2003 and 2002, the current portion, included in "Accrued expenses and other current liabilities," amounted to $12,000 and $10,000, respectively and the long-term portion, classified as "Other long-term liability," amounted to $101,000 and $84,000, respectively.



12.     CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS


        Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company's customers are primarily located throughout the United States and are not concentrated in any specific geographic region but are concentrated in the retail industry. One customer accounted for 42%, 32% and 27% of the Company's net sales in fiscal 2003, 2002 and 2001, respectively. Another customer accounted for 10%, 13% and 13% of the Company's net sales in fiscal 2003, 2002 and 2001, respectively, while another customer accounted for 4%, 7% and 11% of the Company's net sales in fiscal 2003, 2002 and 2001, respectively. The Company performs ongoing credit evaluations of its customers' financial condition. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.



13.     STOCK PLANS, OPTIONS AND WARRANT

        Stock Options - On December 8, 1994, the Company's shareholders approved a new Incentive Stock Option Plan (the "1994 ISOP") to replace the 1983 ISOP. Options granted, pursuant to the plan, are not subject to a uniform vesting schedule. The plan permits the issuance of options to employees to purchase common stock of the Company at a price not less than fair market value on the date of the option grant. The plan reserves 2,000,000 shares of common stock for grant and provides that the term of each award be determined by the Compensation Committee with all awards made within the ten-year period following the effective date. Options to purchase 845,000 shares at an exercise price ranging from $.625 to $1.125 per share are outstanding at June 30, 2003. Of the total options granted, 799,000 are presently exercisable. Options to purchase 330,000 shares have been exercised under this plan through June 30, 2003.

        On February 21, 2000, the Committee adopted a new Performance Equity Plan (including a new Incentive Stock Option Plan) (the "2000 Plan") and on November 28, 2000, the Company's shareholders approved the plan. The 2000 Plan authorizes the Company to grant qualified and non-qualified options to participants for the purchase of up to an additional 750,000 shares of the Company's common stock and to grant other stock-based awards to eligible employees of the Company. Options to purchase 290,000 shares at an exercise price ranging from $.625 to $1.0625 per share are outstanding at June 30, 2003. Of the total options granted, 184,000 are presently exercisable.

        The Company also has a Key Employee Stock Option Plan covering the issuance of up to 1,667,000 shares of the Company's common stock. Options to purchase 75,000 shares at an exercise price of $.625 per share are outstanding at June 30, 2003. Of the total options granted, 60,000 are presently exercisable.

        The options typically vest over five years.



        Information with respect to stock options is as follows (shares in thousands):


                                                              2003                        2002                       2001
                                                    -----------------------     ----------------------     -----------------------
                                                                  Weighted-                  Weighted-                   Weighted-
                                                                   Average                    Average                     Average
                                                                   Exercise                  Exercise                    Exercise
                  FIXED OPTIONS                      Shares         Price        Shares        Price        Shares         Price
         Outstanding - beginning of year                2,420       $  .68         2,560      $  .69           2,185        $.68
         Granted                                          100          .54           100         .50             540         .86
         Exercised                                       (310)         .67             -           -               -           -
         Canceled                                      (1,000)         .65          (240)        .78            (165)        .98
                                                     --------       ------        ------      ------           -----        ----
         Outstanding - end of year                      1,210       $  .70         2,420      $  .68           2,560        $.69
                                                     ========       ======        ======      ======           =====        ====

         Exercisable - end of year                      1,043       $  .69         1,866      $  .68           1,576        $.68
                                                     ========       ======        ======      ======           =====        ====

         Weighted-average fair value of
           options granted during the year                          $  .28                    $  .22                        $.36
                                                                    ======                    ======                        ====


        The following table summarizes information about stock options outstanding at June 30, 2003 (options in thousands):



                             Options Outstanding                                                 Options Exercisable
    ------------------------------------------------------------------------------      ------------------------------------
                                               Weighted-Average
                               Number              Remaining            Weighted-                                 Weighted-
        Range of           Outstanding at         Contractual            Average          Exercisable at           Average
    Exercise Prices        June 30, 2003          Life in Yrs        Exercise Price        June 30, 2003       Exercise Price
    ---------------      -----------------     ---------------      --------------      -----------------     --------------
     $.625 - $1.125             1,210                4.85                 $.70                 1,043                $.69


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


14.     NET INCOME PER SHARE

        The Company's calculation of Basic and Diluted Net Income Per Share are as follows (in thousands, except per share amounts):



                                                                                                Years Ended June 30,
                                                                                         2003          2002           2001
                                                                                          (In Thousands, Except Per Share)
    Basic:
      Income from continuing operations                                               $    3,431        $ 461       $ 2,040
      Income (loss) from discontinued operations                                               -           86          (326)
                                                                                      ----------       ------       -------
      Net income                                                                      $    3,431       $  547       $ 1,714
                                                                                      ==========       ======       =======

      Weighted average number of shares outstanding                                       15,133       15,085        14,899
                                                                                      ==========       ======       =======


    Basic net income (loss) per share:
      From continuing operations                                                      $      .23       $  .03       $   .14
      From discontinued operations                                                             -          .01          (.02)
                                                                                      ----------       ------       -------
      Basic net income per share                                                      $      .23       $  .04       $   .12
                                                                                      ==========       ======       =======


                                                                                                Years Ended June 30,
                                                                                          2003          2002          2001
                                                                                          (In Thousands, Except Per Share)

   Diluted:
     Income from continuing operations                                                $    3,431       $  461       $ 2,040
     Interest Expense on 8% Convertible Senior Notes                                           -            -             6
                                                                                      ----------       ------       -------
     Adjusted income from continuing operations                                            3,431          461         2,046
     Income (loss) from discontinued operations                                                -           86          (326)
                                                                                      ----------       ------       -------
     Adjusted net income                                                              $    3,431       $  547       $ 1,720
                                                                                      ==========       ======       =======

    Weighted average number of shares outstanding                                         15,133       15,085        14,899
     Shares Issuable Upon Conversion of 8% Convertible Senior Notes                            -            -           187
     Shares Issuable Upon Conversion of Stock Options                                        258           18           197
     Shares Issuable Upon Conversion of Warrants                                              16            9            18
                                                                                      ----------       ------       -------
     Total average number of equivalent shares outstanding                                15,407       15,112        15,301
                                                                                      ==========       ======       =======

   Diluted net income (loss) per share:
      From continuing operations                                                      $      .22       $   .03      $   .13
      From discontinued operations                                                             -           .01         (.02)
                                                                                      ----------       -------      -------
      Diluted net income per share                                                    $      .22       $   .04      $   .11
                                                                                      ==========       =======      =======

                                      F-19

15.    LOSS ON CLOSING OF DISTRIBUTION FACILITY

       During fiscal 2001, the Company recorded facility closing costs of $273,000 relating to a plan to close the distribution facility in Lebanon, Virginia. The action was taken by the Company to enhance the Company's competitiveness, to reduce expenses and to improve efficiencies.

       The Company periodically reviews the recorded value of its long-lived assets to determine if the carrying amount of those assets may not be recoverable based upon the future operating cash flows expected to be generated by those assets. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," during the second quarter of fiscal 2001, based upon management's decision to close the distribution facility, the Company recorded a non-cash impairment charge of $915,000 related to the write-down of a portion of the recorded property, plant and equipment values. Since the sum of the undiscounted expected future cash flows was less than the carrying amount of the asset, the asset was considered impaired. An impairment loss was measured as the amount by which the carry amount of the asset exceeds the fair value of the asset, which was based upon quoted market price, less the cost to sell the property. The Company discontinued depreciating this asset and it was sold for $630,000 in September 2001.

       In conjunction with the closing of the facility, the Company eliminated sixty-three positions and provided severance to certain employees. The Company recorded severance and related taxes of $138,000 in fiscal 2001. The Company paid the remaining severance costs in fiscal 2002.

       The Company recorded exit costs of $135,000 associated with the shutdown of the distribution facility during fiscal 2001. Such costs include employee salaries and benefits and other costs to be incurred after operations cease. The Company completed the closure in the fourth quarter of fiscal 2001. The Company paid the remaining exit costs in fiscal 2002.


16.    DISCONTINUED OPERATIONS

       In December 2000, management authorized the shutdown of the retail segment and ceased all operations in March 2001. Accordingly, operating results of this segment, for the years ended June 30, 2002 and 2001 have been reclassified as income from discontinued operations.

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

       The Company also reclassified the income from discontinued operations of $86,000 and $122,000, net of income taxes of $58,000 and $81,000 for the years ended June 30, 2002 and 2001, respectively, to income from operations of discontinued retail stores.

       Operating results of discontinued operations are as follows (in thousands):



                                               Years Ended June 30,
                                        2003            2002           2001

       Net sales                       $   -          $    -          $4,342
       Costs and expenses                  -            (144)          4,886
       Income taxes                        -              58            (218)
                                      ------          ------          ------
       Net income (loss) from
        discontinued operations        $   -          $   86          $ (326)
                                      ======          ======          ======


       The net assets and liabilities of discontinued operations included in the accompanying balance sheets are as follows (in thousands):


                                                             June 30,
                                                         2003         2002

       Deferred income taxes                             $ -           $160
                                                         ----          ----
       Total assets of discontinued operations           $ -           $160
                                                         ====          ====

       Accounts payable                                  $ -           $ 6
                                                         ----          ----
       Total liabilities of discontinued operations      $ -           $ 6
                                                         ====          ====




17.      UNAUDITED SELECTED QUARTERLY FINANCIAL DATA


                                                                                                Quarter
                                                                            First       Second        Third          Fourth
                                                                                    (In Thousands, Except Per Share)
       Fiscal Year Ended June 30, 2003

             Net sales                                                      $15,780      $16,689      $16,934       $15,513
             Gross profit                                                     4,686        5,263        5,617         5,005
             Net income                                                         670          751          961         1,049
             Basic net income per share (a):                                    .04          .05          .06           .07
             Diluted net income per share (a):                                  .04          .05          .06           .07


                                                                                                Quarter
                                                                            First       Second        Third          Fourth
                                                                                    (In Thousands, Except Per Share)
       Fiscal Year Ended June 30, 2002

             Net sales                                                      $14,911      $15,210      $13,528       $10,710
             Gross profit                                                     4,150        4,461        3,781         2,810
             Income (loss) from continuing operations                           258          395          180           (372)
             Income from discontinued operations                                 43            -            -            43
             Net income (loss)                                                  301          395          180           (329)
             Basic net income (loss) per share (a):
               From continuing operations                                       .02          .03          .01           (.02)
               From discontinued operations                                       -            -            -             -
               Net income (loss)                                                .02          .03          .01           (.02)
             Diluted income (loss) per share (a):
               From continuing operations                                       .02          .03          .01           (.02)
               From discontinued operations                                       -            -            -             -
               Net income (loss)                                                .02          .03          .01           (.02)


        (a) Quarterly net income (loss) per share amounts may not add to the total for the full year amount, due to rounding.




                                    *******

                                                                     Schedule II

MOVIE STAR, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)
--------------------------------------------------------------------------------


                      Column A                             Column B          Column C         Column D        Column E

                                                                            Additions
                                                          Balance at        Charged to                       Balance at
                                                          Beginning         Costs and                          End of
                     Description                          of Period          Expenses        Deductions        Period
FISCAL YEAR ENDED JUNE 30, 2003:

Allowance for doubtful accounts                            $    406        $       -            $     (26) (a)
                                                                                                      (41) (b)     $    339

Allowance for sales discounts and allowances                    915            4,698               (4,562)            1,051
                                                           --------        ---------            ---------          --------

                                                           $  1,321        $   4,698            $  (4,629)         $  1,390
                                                           ========        =========            =========          ========

FISCAL YEAR ENDED JUNE 30, 2002:

Allowance for doubtful accounts                            $    284            $ 122            $      -           $    406

Allowance for sales discounts and allowances                  1,103            3,565               (3,753)              915
                                                           --------        ---------            ---------          --------

                                                           $  1,387        $   3,687            $  (3,753)         $  1,321
                                                           ========        =========            =========          ========


FISCAL YEAR ENDED JUNE 30, 2001:

Allowance for doubtful accounts                            $    159            $ 248            $    (123) (a)     $    284

Allowance for sales discounts and allowances                  1,168            4,514               (4,579)            1,103
                                                           ========        =========            =========          ========


                                                           $  1,327        $   4,762            $  (4,702)         $  1,387
                                                           ========        =========            =========          ========


(a) Uncollectible accounts written off.
(b) Reduction in allowance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 9A.      CONTROLS  AND PROCEDURES


An evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2003 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                                 PART III


ITEM 10.      EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

 Director Since     Name                   Age      Position
 --------------     ----                   ---      --------

 1981               Mark M. David          56       Chairman of the Board

 1997               Melvyn Knigin          60       President, Chief Executive
                                                    Officer and Director

 1983               Saul Pomerantz         54       Executive Vice President,
                                                    Chief Operating Officer,
                                                    Secretary and Director

 1996               Joel M. Simon          58       Director

 1996               Gary W. Krat           55       Director

 2001               Michael A. Salberg     51       Director

 Officer Since
 -------------
 1999               Thomas Rende           42       Chief Financial Officer

Mark M. David was re-elected Chairman of the Board on November 19, 2002. Effective as of July 1, 1999, Mr. David retired as a full-time executive employee of the Company. Mr. David relinquished the position of Chief Executive Officer in February 1999, but remained as Chairman of the Board. He had been Chairman of the Board and Chief Executive Officer from December 1985 to August 1995 and from April 1996 until February 1999, President from April 1983 to December 1987 and Chief Operating Officer of the Company since the merger with Stardust Inc. in 1981 until December 1987. Prior to the merger, he was founder, Executive Vice President and Chief Operating Officer of Sanmark Industries Inc.

Melvyn Knigin was re-elected Chief Executive Officer and to the Board of Directors on November 19, 2002. Mr. Knigin had been appointed Chief Executive Officer in February 1999. Mr. Knigin was appointed to fill a vacancy on the Board of Directors and promoted to Senior Vice President and Chief Operating Officer on February 5, 1997 and was promoted to President on September 4, 1997. Since joining the Company in 1987, he was the President of Cinema Etoile, the Company's upscale intimate apparel division. Prior to joining the Company, he had spent most of his career in the intimate apparel industry.

Saul Pomerantz, CPA, was re-elected to the Board of Directors and Chief Operating Officer on November 19, 2002. Mr. Pomerantz had been appointed Chief Operating Officer in February 1999. Mr. Pomerantz was elected Senior Vice President on December 3, 1987 and was promoted to Executive Vice President on September 4, 1997. Previously, he was Vice President-Finance since 1981. He was Chief Financial Officer from 1982 to February 1999 and has been Secretary of the Company since 1983.

Thomas Rende was re-elected Chief Financial Officer on November 19, 2002. Mr. Rende had been appointed Chief Financial Officer in February 1999. Since joining Movie Star in 1989, Mr. Rende has held various positions within the finance department.

Gary W. Krat was re-elected to the Board of Directors on November 19, 2002. Mr. Krat is currently Chairman Emeritus of SunAmerica Financial Network. From 1990 and until his retirement in 1999, Mr. Krat was Senior Vice President of SunAmerica Inc. and Chairman and Chief Executive Officer of SunAmerica Financial Network, Inc. and its six NASD broker dealer companies with nearly ten thousand registered representatives. From 1977 until 1990, Mr. Krat was a senior executive with Integrated Resources, Inc. Prior to joining Integrated Resources, Mr. Krat was a practicing attorney. He has a law degree from Fordham University and a Bachelor of Arts degree from the University of Pittsburgh.

                                     III-1

Joel M. Simon was re-elected to the Board of Directors on November 19, 2002. Mr. Simon is a principal of Crossroads, LLC, a financial consulting firm. Mr. Simon was the President and Chief Executive Officer of Starrett Corporation, a real estate construction, development and management company from March to December 1998. From 1996 to 1998, Mr. Simon was self-employed as a private investor. Mr. Simon was a practicing CPA and he has a Bachelor of Science degree in accounting from Queens College of the City University of New York.

Michael A. Salberg was elected to the Board of Directors on November 19, 2002. Mr. Salberg was appointed to fill a vacancy on the Board of Directors on May 25, 2001. Mr. Salberg is a practicing attorney in New York and was admitted to the New York bar in 1977. Since 1989, he has been a partner in the New York law firm of Graubard Miller and its predecessors. The Graubard Miller firm and its predecessors have represented the Company as legal counsel for many years. Mr. Salberg received his Juris Doctor degree from New York Law School in 1976 and a Bachelor of Arts degree from the University of Cincinnati in 1973.

ITEM 11. EXECUTIVE COMPENSATION

Report of the Compensation Committee on Executive Compensation
--------------------------------------------------------------

Joel M. Simon, Gary W. Krat and Mark M. David were appointed by the Board of Directors, and each of them agreed to serve, as members of the Compensation Committee (the "Committee").

The employment of the Company's President and Chief Executive Office, Melvyn Knigin, is governed by the terms of a written employment agreement that expires on June 30, 2007. Saul Pomerantz, Executive Vice President and Chief Operating Officer and Thomas Rende, Chief Financial Officer of the Company do not have written employment agreements. However, Mr. Pomerantz and the Company entered into a written agreement providing for the payment of severance benefits to Mr. Pomerantz in the event his employment is terminated under certain circumstances.

Compensation Policies
---------------------

In determining the appropriate levels of executive compensation for fiscal year 2003, the Committee based its decisions on (1) the Company's improved financial condition, (2) the need to retain experienced individuals with proven leadership and managerial skills, (3) the executives' motivation to enhance the Company's performance for the benefit of its shareholders and customers, and (4) the executives' contributions to the accomplishment of the Company's annual and long-term business objectives.

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

Extension of Mr. Knigin's Employment Agreement
----------------------------------------------

The employment agreement between Mr. Knigin and the Company dated as of February 22, 2000, as amended as of April 2001, was scheduled to expire by its terms on June 30, 2004. In December 2002, Mr. Knigin and the Company began discussing the possibility of extending the term of Mr. Knigin's employment agreement. On January 28, 2003, Mr. Knigin and the Company entered into a new written agreement, all of the terms of which were retroactive to July 1, 2002 (the "New Agreement"). In conjunction with his New Agreement, Mr. Knigin relinquished all of his outstanding options for shares of the Company's common stock and all of his rights to receive any portion of the unvested options to which he might

                                     III-2
become entitled in the future under the terms of any written option agreements with the Company. Under the significant terms of the New Agreement, (i) the term of Mr. Knigin's employment was extended to June 30, 2007, (ii) the Company agreed to pay the premiums on a policy of life insurance on Mr. Knigin's life providing a death benefit of $1,500,000 to Mr. Knigin's designated beneficiary and a policy of disability insurance providing a benefit of $10,000 per month payable to Mr. Knigin until age sixty-four in the event of his disability, (iii) continued participation in the Company's group medical insurance and Retired Senior Executive Medical Plan, (iv) provided Mr. Knigin retires from employment by the Company at the expiration of the agreement, he may become entitled to a severance payment ranging from $500,000, if cumulative pre-tax profit for fiscal years 2003 through 2007 is at least $6,000,000, to an amount equal to 7.5% of the cumulative pre-tax profit for those fiscal years in excess of $10,000,000, and (v) Mr. Knigin may become entitled to certain substantial payments in the event of a sale of the Company or a sale of substantially all of the Common Stock of the Company owned by Mark David and certain identified members of his family, which payments are to be applied against any severance obligations of the Company to Mr. Knigin. The New Agreement prohibits Mr. Knigin from disclosing confidential information of the Company and limits his right to seek employment with a competitor if his employment is terminated in certain circumstances.

Base Salary Compensation
------------------------

Based on recommendations from the Company's Chairman of the Board, the collective business experience of the other Committee members and negotiations with Messrs. Knigin, Pomerantz and Rende, the Committee established the base salaries for each of Messrs. Knigin, Pomerantz and Rende. Mr. Knigin's base salary is set forth in the New Agreement and is fixed at $475,000 for fiscal year 2003 and $500,000 for fiscal year 2004. Under the terms of the employment agreement, Mr. Knigin's base salary is scheduled to increase by $25,000 in each of fiscal years 2005, 2006 and 2007; the base salary in fiscal year 2007 will be $575,000. Mr. Pomerantz's base salary for fiscal year 2004 will remain at $250,000 and Mr. Rende's base salary for fiscal year 2004 will remain at $165,000. The Committee does not utilize outside consultants to obtain comparative salary information, but believes that the salaries paid by the Company are competitive, by industry standards, with those paid by companies with similar sales volume to the Company. The Committee places considerably more weight on each executive's contribution to the Company's development and maintenance of its sources of supply, manufacturing capabilities, marketing strategies and customer relationships than on the compensation policies of the Company's competitors; however, the Committee does not establish or rely on target levels of performance in any of these areas to arrive at its recommendations.

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

Stock Option Grants
-------------------

On July 15, 1994, the Committee adopted a new Incentive Stock Option Plan (the "1994 ISOP") to replace the expired 1983 ISOP. The 1994 ISOP authorized the grant of options to purchase up to 2,000,000 shares of the Company's Common Stock. Options for all of the shares of the Company's Common Stock under the 1994 ISOP have been granted. As a result of forfeitures by participants, there are presently 825,000 shares available to be granted. All of the Company's management and administrative employees are eligible to receive grants under the 1994 ISOP. Subject to shareholder approval of the 1994 ISOP, options under the 1994 ISOP were granted to each of the Company's senior executives (except Mark
M. David) on July 15, 1994 at fair market value at that date. As a condition to the grant of options to the Company's senior executives, the Committee required each of the recipients to surrender for cancellation any interest in options granted prior to July 15, 1994. The 1994 ISOP was approved by the Company's shareholders at the Company's Annual Meeting on December 8, 1994.

                                     III-3

On February 21, 2000, the Committee adopted a new Performance Equity Plan (including a new Incentive Stock Option Plan) (the "2000 Plan"). The 2000 Plan authorizes the Company to grant qualified and non-qualified options to participants for the purchase of up to an additional 750,000 shares of the Company's Common Stock and to grant other stock-based awards to eligible employees of the Company. The 2000 Plan was approved by the Company's shareholders at the Annual Meeting on November 28, 2000. There are presently 460,000 shares available to be granted.

In addition to the ISOP, in 1988, the Committee recommended and the Board of Directors adopted a non-qualified Management Option Plan (the "1988 Non-qualified Plan") to provide an additional continuing form of long-term incentive to selected officers of the Company. The 1988 Non-qualified Plan was approved by the Company's shareholders at the Company's Annual Meeting on December 13, 1988. Generally, options under the 1988 Non-qualified Plan are issued with a 5-year exercise period in order to encourage the executive officers to take a long-term approach to the formulation and accomplishment of the Company's goals. There are presently 1,591,666 shares available to be granted.

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

Pursuant to Mr. Knigin's prior employment agreement, he was granted an additional option to purchase an aggregate of 300,000 shares of the Company's Common Stock. These additional options were to be issued in allotments of 100,000 each on July 1, 2001, July 1, 2002 and July 1, 2003 at a price per share equal to the closing market price of the Company's shares on the American Stock Exchange on the trading day preceding the date of issuance. The first two allotments were issued to Mr. Knigin. The additional options granted to Mr. Knigin were intended to be qualified options under the 1994 ISOP or the 2000 Plan and the Company has agreed that if there are not sufficient shares available under the 2000 Plan, the Company will seek the approval of its shareholders for an amendment of the 2000 Plan providing for an appropriate increase in the number of shares available under the 2000 Plan in order to meet the contractual obligation to Mr. Knigin. All of the options previously granted to Mr. Knigin were relinquished by him pursuant to the New Agreement.

Incentive Compensation
----------------------

In September 1998, the Compensation Committee adopted an incentive compensation plan for senior executives, other than Mr. David (the "1998 Incentive Plan"). Under the 1998 Incentive Plan, the Compensation Committee had the discretion to award bonus compensation to senior executives in an amount not to exceed five (5%) percent of any increases in net income before taxes over the base amount of $1,200,000 and up to $3,200,000 and an amount not to exceed six and three quarters (6.75%) percent of any increases in net income before taxes in excess of $3,200,000 (the "Bonus Pool").

Based on the collective efforts of Messrs. Knigin and Pomerantz, the Compensation Committee determined to award bonuses to them under the 1998 Incentive Plan for fiscal year 1999. Mr. Knigin was eligible to receive incentive compensation equal to three (3%) percent and Mr. Pomerantz was eligible to receive two (2%) of net income before taxes in excess of $1,200,000.

                                     III-4

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

Based on the improved financial performance of the Company, in fiscal 2003, the Committee once again awarded bonuses to Messrs. Knigin, Pomerantz and Rende. The Committee determined that Mr. Knigin was eligible to receive incentive compensation equal to three (3%) percent, Mr. Pomerantz was eligible to receive one and one quarter (1.25%) percent and Mr. Rende was eligible to receive one (1%) percent on the net income before taxes between $1,200,000 and $3,200,000; and Mr. Knigin was eligible to receive three and three quarters (3.75%) percent, Mr. Pomerantz was eligible to receive one and three quarters (1.75%) percent and Mr. Rende was eligible to receive one and one quarter (1.25%) percent on the net income before taxes in excess of $3,200,000. For fiscal 2003, incentive compensation amounted to $287,000.

Compensation of the Chief Executive Officer
-------------------------------------------

For fiscal year 2003, the annual base salary paid to the Company's Chief Executive Officer, Melvyn Knigin, pursuant to his employment agreement was $475,000. Mr. Knigin's employment agreement provides for an annual base salary of $500,000 in fiscal year 2004.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

There are no Compensation Committee interlocks or insider participation.

                           Mark M. David
                           Gary W. Krat
                           Joel M. Simon



                                     III-5

                           Summary Compensation Table

                                                                        LONG-TERM COMPENSATION
                                                                        ----------------------
                                                  ANNUAL                               RESTRICTED
                                               COMPENSATION              STOCK          OPTIONS            ALL OTHER
NAME AND PRINCIPAL POSITION   FISCAL YEAR       SALARY ($)              AWARDS($)      (# SHARES)       COMPENSATION ($)
---------------------------   -----------       ----------             ----------      ----------       ----------------

Melvyn Knigin                     2003            478,888                  -             - (1)              188,163
President and Chief               2002            452,790                  -           900,000(1)            22,215
Executive Officer; Director       2001            402,340                  -           800,000(1)            53,354


Saul Pomerantz                    2003            250,807                  -           630,000(2)            83,162
Executive Vice President          2002            250,300                  -           630,000(2)            13,971
and Chief Operating               2001            250,000                  -           630,000(2)            29,384
Officer; Director

Thomas Rende                      2003            168,351                  -           175,000(3)            56,390
Chief Financial Officer           2002            167,898                  -           175,000(3)            11,608
                                  2001            167,860                  -           175,000(3)             3,283


(1) Represents options to purchase shares of Common Stock under the 1994 Incentive Stock Option Plan (the "1994 Plan") of which 350,000 shares were granted on January 29, 1997, 125,000 shares granted on November 4, 1998; 125,000 shares granted on November 4, 1998, 100,000 shares were granted on July 2, 2001 and 100,000 shares were granted on July 1, 2002 under the Company's Non-Qualified Stock Option Plan (the "1988 Plan") and 200,000 shares granted on February 22, 2000 pursuant to the 2000 Incentive Stock Option Plan (the "2000 Plan"). On January 28, 2003, Mr. Knigin voluntarily surrendered and forfeited his options.

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

                                     III-6

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AS OF AUGUST 29, 2003.

The following table sets forth certain information as of August 29, 2003 with respect to the stock ownership of (i) those persons or groups (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who beneficially own more than 5% of the Company's Common Stock, (ii) each director of the Company and (iii) all directors and officers of the Company as a group.



              NAME OF BENEFICIAL OWNER             AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP       PERCENT OF CLASS(1)
              ------------------------             -----------------------------------------       -------------------
      Mark M. David                                         3,095,428(2)                                19.9230%
      1115 Broadway
      New York, NY 10010

      Great Bank Trust Co.                                    436,908                                    2.8121%
      as Trustee for
      the Movie Star, Inc.
      Employee Stock
      Ownership Plan
      45 Rockefeller Plaza
      Suite 2055
      New York, NY 10011

      Melvyn Knigin                                           115,500(3)                                  .7434%
      1115 Broadway
      New York, NY   10010

      Saul Pomerantz                                          692,910(4)                                 4.2910%
      1115 Broadway
      New York, NY    10010

      Thomas Rende                                            312,300(5)                                 1.9912%
      1115 Broadway
      New York, NY   10010

      Joel M. Simon                                            74,166                                    0.4774%
      1115 Broadway
      New York, NY   10010

      Gary W. Krat                                            253,333                                    1.6305%
      1115 Broadway
      New York, NY   10010

      Michael A. Salberg                                       72,533(6)                                  .4668%
      600 Third Avenue
      New York, NY   10016

      All directors and officers as a group                 4,616,170(2)(3)(4)(5)(6)                    28.3288%
      (7 persons)
-----------------

(1) Based upon 15,536,975 shares (excluding 2,016,802 treasury shares) outstanding and options, where applicable, to purchase shares of Common Stock, exercisable within 60 days.

(2)          Includes 336,072 shares owned by his spouse.

(3)          Includes 100,000 shares owned by Mr. Knigin's spouse.

(4) Includes options granted to Saul Pomerantz for 410,000 shares and Shelley Pomerantz for 50,000 shares (his wife who also is employed by the Company) pursuant to the 1994 Plan, 60,000 pursuant to the

                                     III-7

             1988 Non-Qualified Plan and 91,000 pursuant to the 2000 Plan exercisable within 60 days, and 56,910 shares owned by his spouse and 8,000 shares held jointly with his spouse.

(5) Represents options granted to Thomas Rende for 98,000 shares, pursuant to the 1994 Plan, and 49,000 pursuant to the 2000 Plan exercisable within 60 days, 162,000 shares held jointly with his spouse, and 3,300 shares owned by his spouse.

(6)          Represents 72,533 shares owned by Mr. Salberg's spouse.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Effective as of July 1, 1999, Mr. David retired as a full-time executive employee of the Company.

         In conjunction with Mr. David's retirement, the Company and Mr. David entered into a series of written agreements providing for the payment to Mr. David of a lump sum retirement benefit of $500,000, the continuation of health insurance benefits and a split dollar life insurance policy on Mr. David's life and the retention of Mr. David's services as a consultant to the Company for a term of five years, expiring on June 30, 2004. Pursuant to the consulting agreement, Mr. David is prohibited from disclosing any confidential information of the Company and from engaging in any business that is competitive with the business of the Company.

         Effective January 1, 2003, the consulting arrangement between the Company and Mark M. David, Chairman of the Board, was modified and term extended to June 30, 2007. The new agreement is with Mr. David's consulting firm, BENJAM Consulting, LLC. Under the terms of the new agreement, BENJAM Consulting, LLC will provide the consulting services of Mr. David to the Company and will receive annual consulting fees of $225,000 through June 30, 2007 plus the reimbursement of expenses in an amount not to exceed $50,000 per year.


ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

              Not applicable for year ended June 30, 2003.


                                     III-8

                                     PART IV


Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                            Page
(a)     1.      Financial Statements and Supplementary Data

                Included in Part II, Item 8 of this report:

                   Independent Auditors' Reports                       F-1 - F-2

                    Balance Sheets at June 30, 2003 and 2002                 F-3

                    Statements of Income for the fiscal
                     years ended June 30, 2003, 2002 and 2001                F-4

                    Statements of Shareholders' Equity for
                     the fiscal years ended June 30, 2003, 2002
                     and 2001                                                F-5

                    Statements of Cash Flows for the
                     fiscal years ended June 30, 2003, 2002 and 2001   F-6 - F-7

                   Notes to  Financial Statements                     F-8 - F-22

        2.      Schedule

                     For the fiscal years ended June 30, 2003, 2002 and 2001:

                               II - Valuation and Qualifying Accounts



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


10.5.7       Letter Agreement dated as of       Incorporated by reference to
             June 28, 1999 between Rosenthal    Form 10-K for the fiscal
             & Rosenthal, Inc. and the Company  year ended June 30, 1999
             Inc. and the Company modifying     and filed on September 28,
             and extending the Financing        1999.
             Agreement dated April 24,
             1996.


10.5.8       Letter Agreement dated as of       Incorporated by reference to
             September 13, 2000 between         Form 10-K for the fiscal
             Rosenthal & Rosenthal and the      year ended June 30, 2000 and
             Company amending Financing         filed on September 27, 2000.
             Agreement dated April 24, 1996.


10.5.9       Letter Agreement dated as of       Incorporated by reference to
             July 31, 2001 between              Form 10-K for the fiscal
             Rosenthal & Rosenthal, Inc. and year ended June 30, 2001 and the Company further amending, filed on September 26, 2001. modifying and extending the
             Financing Agreement dated
             April 24, 1996.


10.5.10      Letter Agreement dated as of       Incorporated by reference to
             August 8, 2001 between             Form 10-K for the fiscal
             Rosenthal & Rosenthal, Inc. and year ended June 30, 2001 and the Company further amending, filed on September 26, 2001. modifying and extending the
             Financing Agreement dated
             April 24, 1996.


10.5.11      Letter Agreement dated December    Incorporated by reference to
             26, 2002, effective November 7,    Form 10-Q for the quarter
             2002, between Rosenthal &          ended December 31, 2002 and
             Rosenthal, Inc. and the Company    filed on February 13, 2003.
             modifying the Financing Agreement
             dated April 24, 1996.

Exhibit
Number       Exhibit                            Method of Filing
-------      -------                            ----------------

10.5.12      Letter Agreement dated as of       Incorporated by reference to
             December 26, 2002, between         Form 10-Q for the quarter
             Rosenthal & Rosenthal, Inc.        ended December 31, 2002 and
             and the Company modifying the      filed on February 13, 2003.
             Financing Agreement
             dated April 24, 1996.


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


10.10 Prototype of Contract of Purchase Incorporated by reference to periodically entered into between Form 10-K for fiscal year
             the Company and Sears, Roebuck     ended June 30, 1993 and
             and Company.                       filed on September 18, 1993.


10.11        Agreement dated as of July 1,      Incorporated by reference to
             1999 between Mark M. David and     Form 10-K for fiscal year ended
             the Company providing for          June 30, 1999 and filed on
             retirement benefits to             September 28, 1999.
             Mr. David.


10.12        Agreement dated as of July 1,      Incorporated by reference to
             1999 between Mark M. David and     Form 10-K for fiscal year ended
             the Company for Mr. David's        June 30, 1999 and filed on
             consulting services.               September 28, 1999.


10.13        Employment Agreement dated as of   Incorporated by reference to
             February 22, 2000 between Saul     Form 10-Q for the quarter
             Pomerantz and the Company.         ended March 31, 2000 and filed
                                                on May 15, 2000.


10.14        Employment Agreement dated as of   Incorporated by reference to
             February 22, 2000 between Melvyn   Form 10-Q for the quarter
             Knigin and the Company.            ended March 31, 2000 and
                                                filed on May 15, 2000.


10.15        Agreement regarding severance      Incorporated by reference to
             benefits dated as of July          Form 10-K for the fiscal year
             1, 2001 Between Saul               ended June 30, 2001 and
             Pomerantz and the Company.         filed on September 26, 2001.


10.16        Modification and Extension of      Incorporated by reference to
             Employment Agreement dated         Form 10-K for the fiscal year
             as of April 2001 between           ended June 30, 2001
             Melvyn Knigin and the              and filed on September 26, 2001.
             Company.

Exhibit
Number       Exhibit                            Method of Filing
-------      -------                            ----------------

10.17        Agreement dated as of January 1,   Incorporated by reference to
             2003 between BENJAM                Form 10-Q for the quarter
             Consulting LLC and the Company     ended December 31, 2002 and
             replacing the Agreement dated as   filed on February 13, 2003.
             of July 1, 1999 between Mark
             M. David and the Company for
             Mr. David's consulting services.


10.18        Employment Agreement dated as      Incorporated by reference to
             of July 1, 2002 between Melvyn     Form 10-Q for the quarter
             Knigin and the Company replacing   ended December 31, 2002 and
             the Agreement dated as of          filed on February 13, 2003.
             February 22, 2000.


10.19        Letter dated January 28, 2003      Incorporated by reference to
             from Melvyn Knigin to the          Form 10-Q for the quarter
             the Company for the surrender      ended December 31, 2002 and
             and forfeiture of Mr. Knigin's     filed on February 13, 2003.
             stock options.


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

31.1         Rule 13a-14(a)/15d-14(a)           Filed herewith.
             Certification by
             Chief Executive Officer.


31.2         Rule 13a-14(a)/15d-14(a)           Filed herewith.
             Certification by
             Principal Financial and
             Accounting Officer.


32.1         Section 1350 Certification.        Filed herewith.


(a) 4. Report on Form 8-K

None.

                                  EXHIBIT INDEX

EXHIBIT NO.      DESCRIPTION


      23       Independent Auditors' Consent
      31.1     Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
      31.2     Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and
               Accounting Officer
      32.1     Section 1350 Certification

                                MOVIE STAR, INC.


         THE COMPANY WILL FURNISH A COPY OF THE EXHIBITS TO THIS ANNUAL REPORT UPON THE WRITTEN REQUEST OF A PERSON REQUESTING COPIES THEREOF AND STATING THAT HE IS A BENEFICIAL HOLDER OF THE COMPANY'S COMMON STOCK AT A CHARGE OF $.35 PER PAGE, PAID IN ADVANCE. THE COMPANY WILL INDICATE THE NUMBER OF PAGES TO BE CHARGED FOR UPON SUCH PERSON'S INQUIRY. REQUESTS FOR COPIES AND INQUIRIES SHOULD BE ADDRESSED TO:



                                            MOVIE STAR, INC.
                                            1115 BROADWAY
                                            NEW YORK, NEW YORK   10010
                                            ATTENTION:  CORPORATE SECRETARY

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this document to be signed on its behalf by the undersigned, thereunto duly authorized.

September 25, 2003

MOVIE STAR, INC.

                              By: /s/ MARK M. DAVID
                                  -----------------
                                  MARK M. DAVID
                                  Chairman of the Board


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated.


/s/MARK M. DAVID         Chairman of the Board          September 25, 2003
----------------
MARK M. DAVID

/s/ MELVYN KNIGIN        President; Chief Executive     September 25, 2003
-----------------        Officer;  Director
MELVYN KNIGIN

/s/ SAUL POMERANTZ       Executive Vice President;      September 25, 2003
------------------       Chief Operating Officer;
SAUL POMERANTZ           Secretary & Director


/s/ THOMAS RENDE         Principal Financial &          September 25, 2003
----------------         Accounting Officer
THOMAS RENDE

/s/ GARY W. KRAT         Director                       September 25, 2003
----------------
GARY W. KRAT

/s/ JOEL M. SIMON        Director                       September 25, 2003
-----------------
JOEL M. SIMON

/s/ MICHAEL A. SALBERG   Director                       September 25, 2003
----------------------
MICHAEL A. SALBERG