Form 10-Q
period 2003-09-30
MOVIE STAR INC /NY/
filed 2003-11-12
CIK 93631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



 X   Quarterly Report Under Section 13 or 15(d) of the Securities
---  Exchange Act of 1934

For the quarter ended September 30, 2003


     Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

For the transition period from                to
                                 ------------    -----------


Commission File Number         1-5893
                       ---------------------


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

The number of common shares outstanding on October 31, 2003 was 15,599,975.

                                MOVIE STAR, INC.
                           FORM 10-Q QUARTERLY REPORT
                                TABLE OF CONTENTS




                                                                            Page
PART I.           Financial Information

  Item 1.    Financial Statements

      Condensed Balance Sheets at September 30, 2003 (Unaudited),
       June 30, 2003 (Audited) and September 30, 2002 (Unaudited)            3

      Statements of Income (Unaudited) for the Three Months Ended
       September 30, 2003 and 2002                                           4

      Condensed Statements of Cash Flows (Unaudited) for the
      Three Months Ended September 30, 2003 and 2002                       5 - 6

      Notes to Condensed Unaudited Financial Statements                   7 - 10


  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         11 - 14

  Item 3.    Quantitative and Qualitative Disclosures About
             Market Risk                                                    15

  Item 4.    Controls and Procedures                                        15


PART II.     Other Information                                              17

Signatures                                                                  17

PART  I.   FINANCIAL INFORMATION

    ITEM 1.      FINANCIAL STATEMENTS


                                MOVIE STAR, INC.
                            CONDENSED BALANCE SHEETS
                     (In Thousands, Except Number of Shares)



                                                                              September 30,          June 30,      September 30,
                                                                                   2003               2003*            2002
                                                                            -----------------    -------------    ---------------
                                                                               (Unaudited)                          (Unaudited)
                                     Assets

Current Assets
 Cash                                                                       $             228    $         219    $           194
 Receivables, net                                                                      12,068            8,992             11,964
 Inventory                                                                              9,505           10,392              9,020
 Deferred income taxes                                                                  2,028            2,511              1,463
 Prepaid expenses and other current assets                                                426              365                300
                                                                            -----------------    -------------    ---------------
        Total current assets                                                           24,255           22,479             22,941

Property, plant and equipment, net                                                      1,094            1,153              1,335
Deferred income taxes                                                                      50               50              2,662
Other assets                                                                              403              407                370
                                                                            -----------------    -------------    ---------------

        Total assets                                                        $          25,802    $      24,089    $        27,308
                                                                            =================    =============    ===============

                      Liabilities and Shareholders' Equity

Current Liabilities
 Notes payable                                                              $           4,020    $       2,277    $         8,681
 Current maturities of capital lease obligations                                           17               27                 41
 Accounts payable and other current liabilities                                         3,194            4,196              4,026
                                                                            -----------------    -------------    ---------------
         Total current liabilities                                                      7,231            6,500             12,748
                                                                            -----------------    -------------    ---------------


Long-term liabilities                                                                     337              325                266
                                                                            -----------------    -------------    ---------------

Commitments and Contingencies                                                               -                -                  -

Shareholders' equity
 Common stock, $.01 par value - authorized 30,000,000 shares; issued 17,592,000 shares in September 2003, 17,412,000 in June
   2003 and 17,102,000 in September 2002                                                  176              174                171
 Additional paid-in capital                                                             4,468            4,353              4,147
 Retained earnings                                                                     17,208           16,355             13,594
                                                                            -----------------    -------------    ---------------
                                                                                       21,852           20,882             17,912

 Less: Treasury stock, at cost - 2,017,000 shares                                       3,618            3,618              3,618
                                                                            -----------------    -------------    ---------------

         Total shareholders' equity                                                    18,234           17,264             14,294
                                                                            -----------------    -------------    ---------------

Total liabilities and shareholders' equity                                  $          25,802    $      24,089    $        27,308
                                                                            =================    =============    ===============

* Derived from audited financial statements.

See notes to condensed unaudited financial statements.

                                MOVIE STAR, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                                                                        Three Months Ended
                                                                                           September  30,
                                                                                  ------------------------------
                                                                                       2003            2002
                                                                                  ------------     -------------
Net sales                                                                         $     16,826     $      15,780
Cost of sales                                                                           11,544            11,094
                                                                                  ------------     -------------
  Gross profit                                                                           5,282             4,686

Selling, general and administrative expenses                                             3,819             3,469
                                                                                  ------------     -------------

  Income from operations                                                                 1,463             1,217

Interest income                                                                              -                (1)
Interest expense                                                                            42               102
                                                                                  ------------     -------------

  Income before income taxes                                                             1,421             1,116
Income taxes                                                                               568               446
                                                                                  ------------     -------------

  Net income                                                                      $        853     $         670
                                                                                  ============     =============

  BASIC NET INCOME PER SHARE                                                      $        .06     $         .04
                                                                                  ============     =============

  DILUTED NET INCOME PER SHARE                                                    $        .05     $         .04
                                                                                  ============     =============

Basic weighted average number of shares outstanding                                     15,502            15,085
                                                                                  ============     =============
Diluted weighted average number of shares outstanding                                   16,211            15,085
                                                                                  ============     =============

See notes to condensed unaudited financial statements.

                                MOVIE STAR, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                                        Three Months Ended
                                                                                           September  30,
                                                                                  ------------------------------
                                                                                       2003            2002
                                                                                  ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                       $        853     $         670
    Adjustments to reconcile net income to net cash used in
      operating activities:
    Depreciation and amortization                                                          106               102
    Provision for sales allowances and doubtful accounts                                   338               545
    Deferred income taxes                                                                  483               379
    Deferred lease liability                                                                15                27
 (Increase) decrease in operating assets:
    Receivables                                                                         (3,414)           (5,508)
    Inventory                                                                              887              (223)
    Prepaid expenses and other current assets                                              (61)              (97)
    Other assets                                                                            (9)              (38)
  Decrease in operating liabilities:
    Accounts payable and other current liabilities                                      (1,005)             (336)
                                                                                  ------------     -------------

    Net cash used in operating activities                                               (1,807)           (4,479)
                                                                                  ------------     -------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                                                                   (34)              (82)
                                                                                  ------------     -------------

      Net cash used in investing activities                                                (34)              (82)
                                                                                  ------------     -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of long-term debt and capital lease obligations                                (10)              (12)
 Proceeds from revolving line of credit, net                                             1,743             4,552
 Proceeds from exercise of employee stock options                                          117                 -
                                                                                  ------------     -------------

      Net cash provided by financing activities                                          1,850             4,540
                                                                                  ------------     -------------

 NET INCREASE (DECREASE) IN CASH                                                             9               (21)
 CASH, beginning of period                                                                 219               215
                                                                                  ------------     -------------

 CASH, end of period                                                              $        228     $         194
                                                                                  ============     =============


                                                                        (Cont'd)
                                       5

                                MOVIE STAR, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                                        Three Months Ended
                                                                                           September  30,
                                                                                  ------------------------------
                                                                                       2003            2002
                                                                                  ------------     -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during period for:
     Interest                                                                     $         42     $         102
                                                                                  ============     =============

     Income taxes                                                                 $        155     $           5
                                                                                  ============     =============

                                                                                                   (Concluded)







See notes to condensed unaudited financial statements.

                                MOVIE STAR, INC.
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS



1.   Interim Financial Statements


     In the opinion of the Company, the accompanying condensed unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003 and the results of operations for the interim periods presented and cash flows for the three months ended September 30, 2003 and 2002, respectively.

     The condensed financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's year-end financial statements. The June 30, 2003 condensed balance sheet was derived from the Company's audited financial statements. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q should be read in conjunction with the Company's financial statements and notes included in the 2003 Annual Report on Form 10-K.

2.   Stock Options

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

     Had the Company elected to recognize compensation expense for stock-based compensation using the fair value method net income, basic net income per share and diluted net income per share would have been as follows:


                                                          Three Months Ended
                                                             September 30,
                                                        -----------------------
                                                          2003           2002
                                                        --------       --------
     Net Income, as reported                            $    853       $    670
     Deduct stock-based employee cost, net of taxes           (4)           (19)
                                                        --------       --------
     Pro forma net income                               $    849       $    651
                                                        ========       ========

     Basic net income per share, as reported            $    .06       $    .04
     Deduct stock-based employee cost per share                -              -
                                                        --------       --------
     Pro forma basic net income per share               $    .05       $    .04
                                                        ========       ========

     Diluted net income per share, as reported          $    .05       $    .04
     Deduct stock-based employee cost per share                -              -
                                                        --------       --------
     Pro forma diluted net income per share             $    .05       $    .04
                                                        ========       ========

     Per share amounts may not add due to rounding.

3.   Recently Issued Accounting Standards

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123." The standard provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company does not plan to change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS No. 148 in the accompanying financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as for provisions that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective dates. The adoption of this pronouncement does not have a material effect on the results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement does not have a material effect on the results of operations or financial position.


4.   Inventory

     The inventory consists of the following (in thousands):


                          September 30,       June 30,     September 30,
                               2003            2003             2002
                          --------------   -----------     -------------

     Raw materials        $        1,620   $     1,470     $       2,541
     Work-in process                 447           655               517
     Finished goods                7,438         8,267             5,962
                          --------------   -----------     -------------
                          $        9,505   $    10,392     $       9,020
                          ==============   ===========     =============

5.   Note Payable

     In June 2001, the Company renegotiated its revolving credit facility to provide borrowings of up to $30,000,000 until its maturity date, July 1, 2004. Due to an amendment, effective November 7, 2002, the interest on outstanding borrowings is payable at the prime rate, but not less than 4.25% per annum. As of September 30, 2003, the Company had borrowings of $4,020,000 outstanding under the credit facility and also had approximately $5,307,000 of outstanding letters of credit. Availability under the line of credit is subject to the Company's compliance with certain agreed upon financial formulas. Availability, as of September 30, 2003, was approximately $8,600,000. Under the terms of this financing, the Company has agreed to pledge substantially all of its assets, except the Company's real property.

6.   Commitments and Contingencies

     Employment  Agreement - In January 2003,  the Company and Mr.  Knigin,  the
     Company's CEO and President, finalized their negotiations regarding an extension of Mr. Knigin's employment agreement, which was to expire on June 30, 2004. Under the terms of the extended agreement, Mr. Knigin is to receive total base compensation of $2,625,000 over the five-year term of the agreement, effective as of July 1, 2002 and continuing through June 30, 2007. As of September 30, 2003, the remaining financial liability of this agreement is $2,025,000. Mr. Knigin may also be entitled to certain severance payments at the conclusion of the term of his agreement, provided the Company attains specified financial performance goals.

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

7.   Related Party

     Upon the retirement of its Chief Executive Officer, Mark M. David, in July 1999, the Company entered into an agreement, expiring in October 2011, to provide for future medical benefits. As of September 30, 2003 and 2002, the current portion, included in "Accounts payable and other current liabilities," amounted to $13,000 and $10,000, respectively and the long-term portion, included in "Long-term liabilities," amounted to $98,000 and $82,000, respectively.

8.   Net Income Per Share

     Net Income Per Share - The Company's calculation of basic and diluted net income per share are as follows (in thousands, except per share amounts):


                                                              Three Months Ended
                                                                 September 30,
                                                              ------------------
                                                                2003       2002
                                                              -------    -------

        BASIC:
     Net income                                               $   853    $   670
                                                              =======    =======
     Basic weighted average number of shares outstanding       15,502     15,085
                                                              =======    =======
     Basic net income per share                               $   .06    $   .04
                                                              =======    =======


                                                                                Three Months Ended
                                                                                    September 30,
                                                                                 2003            2002
                                                                               ---------      ---------
        DILUTED:
     Net income                                                                $     853      $     670
                                                                               =========      =========


     Weighted average number of shares outstanding                                15,502         15,085
             Shares Issuable Upon Conversion of Stock Options                        670              -
             Shares Issuable Upon Conversion of Warrants                              39              -
                                                                               ---------      ---------
     Total average number of equivalent shares outstanding                        16,211         15,085
                                                                               =========      =========

     Diluted net income per share                                              $     .05      $     .04
                                                                               =========      =========

     Options and warrants to purchase 2,570,000 shares of common stock at prices ranging from $.4375 to $1.125 per share were outstanding as of September 30, 2002, but were not included in the computation of diluted net income per share since they would be considered antidilutive.

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

Our accounting policies are more fully described in Note 1 to the financial statements, located in the 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Management has identified certain critical accounting policies that are described below.

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

Results of Operations
---------------------

Net sales for the three months ended September 30, 2003 increased $1,046,000 to $16,826,000 from $15,780,000 in the comparable period in 2002. The increase in sales was due primarily to an increase in programs with certain customers. Looking beyond the first half of the fiscal year, it appears that some of our larger customers are placing their spring business orders later this year than they did last year as they closely monitor the timing of their purchases and inventory levels. As a result, if those orders are received, we will be faced with shorter lead times for delivery. Fortunately, we have established excellent working relationships with many of our overseas manufacturers and we are confident we will be able to meet the challenge of delivering quality products on time. We are hopeful that our customers' delays in placing orders is a temporary adjustment for them and will not result in a significant reduction of our overall business for the current fiscal year.

The gross profit percentage increased to 31.4% for the three months ended September 30, 2003 from 29.7% in the similar period in 2002. The higher margins resulted primarily from a better product mix and the benefit of the Dominican Republic as a source of supply. The Company did not begin to fully realize the benefit of the Dominican Republic until the second quarter of fiscal 2003.

Selling, general and administrative expenses were $3,819,000, or 22.7% of net sales for the three months ended September 30, 2003, as compared to $3,469,000, or 22.0% of net sales for the similar period in 2002. This increase of $350,000 resulted from an increase in salary expense and salary related costs of $162,000 and a net increase in general overhead expenses.

Income from operations increased to $1,463,000 for the three months ended September 30, 2003 from $1,217,000 for the similar period in 2002. This increase was due to higher sales and margins partially offset by higher selling, general and administrative expenses.

Net interest costs for the three months ended September 30, 2003 decreased by $59,000 to $42,000 from $101,000 in the comparable period in 2002, due to overall lower borrowing levels and lower interest rates.

The Company provided for income taxes of $568,000 for the three months ended September 30, 2003, as compared to a $446,000 income tax provision for the same period in 2002. The Company utilized an estimated income tax rate of 40% in both periods.

Net Income
----------

The Company had net income of $853,000 and $670,000 for the three months ended September 30, 2003 and 2002, respectively. The increase in net income was due to higher sales and gross margins and lower interest costs partially offset by an increase in selling, general and administrative expenses and an increase in the provision for income taxes.

Contractual Obligations and Commercial Commitments
--------------------------------------------------

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of September 30, 2003 (in thousands):

                                                                 Payments Due by Period
                                                            Within                                   After 5
                                              Total         1 Year       2-3 Years     4-5 Years      Years
                                          ------------   -----------     ---------     ---------   ---------
  Contractual Obligations
  -----------------------
  Credit Facility                         $      4,020   $     4,020     $       -     $       -   $       -
  Capital Leases                                    17            17             -             -           -
  Operating Leases                               8,633         1,185         2,382         2,325       2,741
  Consulting Agreement                             844           225           450           169           -
  Employment Contract                            2,025           506         1,088           431           -
                                          ------------   -----------     ---------     ---------   ---------
  Total Contractual Obligations           $     15,539   $     5,953     $   3,920     $   2,925   $   2,741
                                          ============   ===========     =========     =========   =========

                                                      Amount of Commitment Expiration Per Period
                                              Total
                                             Amounts        Within                                  After 5
                                            Committed       1 Year       2-3 Years     4-5 Years     Years
                                          ------------   -----------     ---------     ---------   ---------
  Other Commercial Commitments
  ----------------------------
  Letters of Credit                       $      5,307   $     5,307     $       -     $       -   $       -
                                          ------------   -----------     ---------     ---------   ---------
  Total Commercial Commitments            $      5,307   $     5,307     $       -     $       -   $       -
                                          ============   ===========     =========     =========   =========

Liquidity and Capital Resources
-------------------------------

For the three months ended September 30, 2003, the Company's working capital increased by $1,045,000 to $17,024,000, primarily from profitable operations.

During the three months ended September 30, 2003, cash increased by $9,000. The Company used cash of $1,807,000 in its operations, $34,000 for the purchase of fixed assets and $10,000 for the payment of capital lease obligations. The net proceeds from short-term borrowings of $1,743,000 and the exercise of employee stock options of $117,000 funded these activities.

Receivables at September 30, 2003  increased by $3,076,000 to  $12,068,000  from
$8,992,000  at  June  30,  2003.   This  increase  is  due  to  normal  shipping
fluctuations within the period.

Inventory at September 30, 2003 decreased by $887,000 to $9,505,000 from $10,392,000 at June 30, 2003. This decrease is due to normal fluctuations within the period.

The Company has a secured revolving line of credit of up to $30,000,000. The revolving line of credit expires July 1, 2004 and is sufficient for the Company's projected needs for operating capital and letters of credit to fund the purchase of imported goods through July 1, 2004. Direct borrowings under this line bear interest at the prime rate of JP Morgan Chase Bank but not less than 4.25% per annum. Availability under the line of credit is subject to the Company's compliance with certain agreed upon financial formulas. Under the terms of this financing, the Company has agreed to pledge substantially all of its assets, except the Company's real property. At November 6, 2003, the Company had $2,404,000 in borrowings outstanding.

Management believes the available borrowing under its secured revolving line of credit, along with anticipated internally generated funds, will be sufficient to cover its working capital requirements through July 1, 2004.

The Company anticipates that capital expenditures for fiscal 2004 will be less than $400,000.

Effect of New Accounting Standards
----------------------------------

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123." The standard provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company does not plan to change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS No. 148 in the accompanying financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as for provisions that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective dates. The adoption of this pronouncement does not have a material effect on the results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement does not have a material effect on the results of operations or financial position.

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

                  31.1 Rule 13a-14/15d-14 Certification by Chief Executive Officer.

                  31.2 Rule 13a-14/15d-14 Certification by Principal Financial and Accounting Officer.

                  32.1       Section 1350 Certification.


              (b) Form 8-K Report

                        Date                 Items       Financial Statements
                        ----                 -----       --------------------

                  November 3, 2003           7, 12               None



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                MOVIE STAR, INC.


                            By: /s/ Melvyn Knigin
                                --------------------
                                  MELVYN KNIGIN
                                  President; Chief Executive Officer

                            By: /s/ Thomas Rende
                                ---------------------
                                  THOMAS RENDE
                                  Chief Financial Officer (Principal
                                  Financial and Accounting Officer)

November 12, 2003