Form 10-Q
period 2003-12-31
MOVIE STAR INC /NY/
filed 2004-02-11
CIK 93631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarter ended December 31, 2003


     Transition  Report  Pursuant  to  Section  13 or  15(d)  of the  Securities
___  Exchange Act of 1934


     For the transition period from _________ to __________

     Commission File Number 1-5893

                                MOVIE STAR, INC.
     ----------------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)


                New York                    13-5651322
     ---------------------------------------------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer
      incorporation or organization)       Identification Number)


                   1115 Broadway, New York, N.Y.  10010
      --------------------------------------------------------------------------
      (Address of principal executive offices)   (Zip Code)

                                 (212) 684-3400
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

          ------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report.)

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

     The number of common shares outstanding on January 30, 2004 was 15,599,975.

                                MOVIE STAR, INC.
                           FORM 10-Q QUARTERLY REPORT
                                      INDEX

PART I. Financial Information                                                   Page

        Item 1.    Financial Statements

                Condensed Balance Sheets at December 31, 2003 (Unaudited),
                  June 30, 2003 (Audited) and December 31, 2002 (Unaudited)      3

                Statements of Income (Unaudited) for the Three and Six Months
                  Ended December 31, 2003 and 2002                               4

                Statements of Cash Flows (Unaudited) for the
                 Six Months Ended December 31, 2003 and 2002                  5 - 6

                Notes to Condensed Unaudited Financial Statements             7 - 10


       Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        11 - 16

       Item 3.     Quantitative and Qualitative Disclosures About Market Risk   16

       Item 4.     Controls and Procedures                                      17


PART II.          Other Information                                             18

       Item 6.     Exhibits and Reports on Form 8-K                             18


Signatures                                                                      19

Certifications

PART  I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

                                                    MOVIE STAR, INC.
                                                CONDENSED BALANCE SHEETS
                                        (In Thousands, Except Share Information)


                                                                                     December 31,       June 30,        December 31,
                                                                                        2003             2003*              2002
                                                                                    -------------      ----------       -----------
                                                                                      (Unaudited)                       (Unaudited)
                                     Assets

Current Assets
 Cash                                                                                 $ 1,245            $ 219              $ 168
 Receivables, net                                                                       8,141            8,992             10,420
 Inventory                                                                              8,362           10,392              9,688
 Deferred income taxes                                                                  1,792            2,511              1,037
 Prepaid expenses and other current assets                                                305              365                176
                                                                                     --------          -------             -------
        Total current assets                                                           19,845           22,479             21,489

Property, plant and equipment, net                                                      1,047            1,153              1,292
Deferred income taxes                                                                      50               50              2,662
Other assets                                                                              407              407                373
                                                                                     --------          -------             -------

        Total assets                                                                  $21,349          $24,089            $25,816
                                                                                     ========          =======            ========

                      Liabilities and Shareholders' Equity

Current Liabilities
 Notes payable                                                                          $   -           $2,277            $ 6,155
 Current maturity of long-term liabilities                                                  6               27                 38
 Accounts payable and accrued expenses                                                  2,330            4,196              4,296
                                                                                     --------          -------             -------
         Total current liabilities                                                      2,336            6,500             10,489
                                                                                     --------          -------             -------

Long-term liabilities                                                                     347              325                282
                                                                                     --------          -------             -------

Commitments and Contingencies                                                               -                -                  -

Shareholders' equity
 Common stock, $.01 par value - authorized 30,000,000 shares; issued 17,617,000 shares in December 2003, 17,412,000 in June 2003
   and 17,102,000 in December 2002                                                        176              174                171
 Additional paid-in capital                                                             4,484            4,353              4,147
 Retained earnings                                                                     17,624           16,355             14,345
                                                                                     --------          -------             -------
                                                                                       22,284           20,882             18,663

 Less: Treasury stock, at cost - 2,017,000 shares                                       3,618            3,618              3,618
                                                                                     --------          -------             -------

         Total shareholders' equity                                                    18,666           17,264             15,045
                                                                                     --------          -------             -------

Total liabilities and shareholders' equity                                            $21,349          $24,089            $25,816
                                                                                     ========          =======            ========

* Derived from audited financial statements.

See notes to condensed unaudited financial statements.


                                                      MOVIE STAR, INC.
                                                    STATEMENTS OF INCOME
                                                         (Unaudited)
                                        (In Thousands, Except Per Share Amounts)


                                                                             Three Months Ended                 Six Months Ended
                                                                                December 31                      December 31,
                                                                             -------------------                ------------------
                                                                             2003          2002                 2003         2002
                                                                            ------        -----                ------       ------

Net sales                                                                   $14,166        $16,689           $30,992        $32,469
Cost of sales                                                                 9,889         11,426            21,433         22,520
                                                                            -------        -------           -------        --------
  Gross profit                                                                4,277          5,263             9,559          9,949

Selling, general and administrative expenses                                  3,554          3,893             7,374          7,362
                                                                            -------        -------           -------        --------

  Income from operations                                                        723          1,370             2,185          2,587

Interest income                                                                   -             (1)                -             (2)
Interest expense                                                                 28            119                70            221
                                                                            -------        -------           -------        --------

  Income before income taxes                                                    695          1,252             2,115          2,368
Income taxes                                                                    278            501               846            947
                                                                            -------        -------           -------        --------

  Net income                                                                  $ 417          $ 751            $1,269         $1,421
                                                                            =======        =======           =======        =======

  BASIC NET INCOME  PER SHARE                                                  $.03           $.05              $.08           $.09
                                                                            =======        =======           =======        =======

  DILUTED NET INCOME PER SHARE                                                 $.03           $.05              $.08           $.09
                                                                            =======        =======           =======        =======

Basic weighted average number of shares outstanding                          15,596         15,085            15,548         15,085
                                                                            =======        =======           =======        =======
Diluted weighted average number of shares outstanding                        16,274         15,089            16,241         15,087
                                                                            =======        =======           =======        =======


See notes to condensed unaudited financial statements.

                                                      MOVIE STAR, INC.

                                             CONDENSED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)
                                                       (In Thousands)


                                                                                                     Six Months Ended
                                                                                                       December 31,
                                                                                                 -------------------------
                                                                                                   2003               2002
                                                                                                 -------             ------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                                     $ 1,269           $ 1,421
    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
    Depreciation and amortization                                                                   202               204
    Provision for sales allowances and doubtful accounts                                            373               435
    Deferred income taxes                                                                           719               805
    Deferred lease liability                                                                         29                54
 (Increase) decrease in operating assets:
    Receivables                                                                                     478            (3,854)
    Inventory                                                                                     2,030              (891)
    Prepaid expenses and other current assets                                                        60                26
    Other assets                                                                                    (16)              (46)
  Decrease in operating liabilities:
    Accounts payable and accrued expenses                                                        (1,873)              (68)
                                                                                                --------           -------

    Net cash provided by (used in) operating activities                                           3,271            (1,914)
                                                                                                --------           -------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                                                                            (80)             (136)
                                                                                                --------           -------

      Net cash used in investing activities                                                         (80)             (136)
                                                                                                --------           -------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of long-term debt and capital lease obligations                                         (21)              (23)
 (Repayments of) proceeds from revolving line of credit, net                                     (2,277)            2,026
 Proceeds from exercise of employee stock options                                                   133                 -
                                                                                                --------           -------

      Net cash (used in) provided by financing activities                                        (2,165)            2,003
                                                                                                --------           -------

 NET INCREASE (DECREASE) IN CASH                                                                  1,026               (47)
 CASH, beginning of period                                                                          219               215
                                                                                                --------           -------

 CASH, end of period                                                                             $1,245             $ 168
                                                                                                ========           =======

                                                                                                               (Cont'd)

                                                      MOVIE STAR, INC.

                                             CONDENSED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)
                                                       (In Thousands)




                                                         Six Months Ended
                                                           December 31,
                                                      2003                2002
                                                    ------              ------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during period for:
     Interest                                            $70             $214
                                                       =====            =====

     Income taxes                                       $277             $14
                                                       =====            =====


                                                                     (Concluded)



See notes to condensed unaudited financial statements.

                                MOVIE STAR, INC.
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS



1.   Interim Financial Statements


     In the opinion of the Company, the accompanying condensed unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of December 31, 2003 and the results of operations for the interim periods presented and cash flows for the three and six months ended December 31, 2003 and 2002, respectively.

     The condensed financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's year-end financial statements. The June 30, 2003 condensed balance sheet was derived from the Company's audited financial statements. The results of operations for the three and six months ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q should be read in conjunction with the Company's financial statements and notes included in the 2003 Annual Report on Form 10-K.

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

     Had the Company elected to recognize compensation expense for stock-based compensation using the fair value method net income, basic net income per share and diluted net income per share would have been as follows:



                                                                   Three Months Ended               Six Months Ended
                                                                       December 31,                    December 31,
                                                                 ------------------------          -----------------
                                                                   2003            2002            2003          2002
                                                                 --------       --------        --------      --------

       Net Income, as reported                                       $417         $751            $1,269      $1,421
       Deduct stock-based employee cost, net of taxes                  (4)         (19)               (7)         (39)
                                                                   ------       ------            ------      -------
       Pro forma net income                                          $413         $732            $1,262      $1,382
                                                                   ======       ======            ======      =======

       Basic net income per share, as reported                       $.03         $.05              $.08        $.09
       Deduct stock-based employee cost per share                       -            -                 -           -
                                                                   ------       ------            ------      -------
       Pro forma basic net income per share                          $.03         $.05              $.08        $.09
                                                                   ======       =======           ======      =======

       Diluted net income per share, as reported                     $.03         $.05              $.08        $.09
       Deduct stock-based employee cost per share                      -             -                 -            -
                                                                   ------       ------            ------      -------
       Pro forma diluted net income per share                        $.03         $.05              $.08        $.09
                                                                  =======       =======           ======      =======

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


     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply to the first fiscal year or interim period ending after March 31, 2004. The adoption of FIN 46 will not have a material effect on the results of operations or financial position.

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

4.   Inventory

     The inventory consists of the following (in thousands):

                             December 31,      June 30,        December 31,
                                2003            2003              2002
                            ------------       -------         -----------

     Raw materials             $  606           $1,470          $1,880
     Work-in process              616              655             921
     Finished goods             7,140            8,267          $6,887
                              -------         --------          ------
                              $ 8,362          $10,392          $9,688
                              =======         ========          ======

5.   Note Payable

     In June 2001, the Company renegotiated its revolving credit facility to provide borrowings of up to $30,000,000 until its maturity date, July 1, 2004. Due to an amendment, effective November 7, 2002, the interest on outstanding borrowings is payable at the prime rate, but not less than 4.25% per annum. As of December 31, 2003, the Company had no borrowings outstanding under the credit facility and had approximately $3,402,000 of outstanding letters of credit. Under the terms of the revolving credit facility, the Company is required to meet certain financial covenants, of which the Company is in compliance at December 31, 2003. Availability, as of December 31, 2003, was approximately $10,500,000. Under the terms of this financing, the Company agreed to pledge substantially all of its assets except for the Company's real property.


6.   Commitments and Contingencies

     Employment  Agreement - In January 2003,  the Company and Mr.  Knigin,  the
     Company's CEO and President, finalized their negotiations regarding an extension of Mr. Knigin's employment agreement, which was to expire on June 30, 2004. Under the terms of the extended agreement, Mr. Knigin is to receive total base compensation of $2,625,000 over the five-year term of the agreement, effective as of July 1, 2002 and continuing through June 30, 2007. As of December 31, 2003, the remaining financial liability of this agreement is $1,900,000. Mr. Knigin may also be entitled to certain severance payments at the conclusion of the term of his agreement, provided the Company attains specified financial performance goals or if the David family sells substantially all of their shares of the Company's common stock.

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


7.   Related Party

     Upon the retirement of its Chief Executive Officer, Mark M. David, in July 1999, the Company entered into an agreement, expiring in October 2011, to provide for future medical benefits. As of December 31, 2003 and 2002, the current portion, included in "Accounts payable and other current liabilities," amounted to $13,000 and $11,000, respectively and the long-term portion, included in "Long-term liabilities," amounted to $94,000 and $79,000, respectively.

8.   Net Income Per Share

     Net Income Per Share - The Company's calculation of basic and diluted net income per share are as follows (in thousands, except per share amounts):


                                                                          Three Months Ended           Six Months Ended
                                                                             December 31,                 December 31,
                                                                      ------------------------       ------------------
                                                                          2003        2002           2003          2002
                                                                        --------    ---------      ----------      ------
          BASIC:
       Net income                                                         $ 417        $751         $1,269        $1,421
                                                                        ========     ======         ======        ======

       Basic weighted average number of shares outstanding               15,596      15,085         15,548        15,085
                                                                        ========     ======         ======        ======
       Basic net income per share                                         $ .03        $.05           $.08          $.09
                                                                        ========     ======         ======        ======


          DILUTED:
       Net income                                                         $ 417        $751         $1,269        $1,421
                                                                        ========     ======         ======        ======

       Weighted average number of shares outstanding                     15,596      15,085         15,548        15,085
               Shares Issuable Upon Conversion of Stock Options             639           -            654             -
               Shares Issuable Upon Conversion of Warrants                   39           4             39             2
                                                                        --------    -------        -------        ------

       Total average number of equivalent shares outstanding             16,274      15,089         16,241        15,087
                                                                        ========     ======         ======        ======

       Diluted net income per share                                       $ .03        $.05           $.08          $.09
                                                                        ========     ======         ======        ======

     Options to purchase 2,520,000 shares of common stock at prices ranging from $.50 to $1.125 per share were outstanding as of December 31, 2002, but were not included in the computation of diluted net income per share since they would be considered antidilutive.


9.   Subsequent Event

     On February 10, 2004, Mark M. David, the Company's Chairman, and members of his family, entered into an agreement to sell all of their shares of common stock of the Company, an aggregate of 3,532,644 shares, or approximately 22.7% of the total shares outstanding, to TTG Apparel, LLC, for a purchase price of $1.70 per share. At the request of the purchaser, the purchase of the shares was approved by the Company's Board of Directors. Upon the closing of the transaction, Mark M. David and Gary W. Krat will resign from the Company's Board of Directors. The transaction is expected to close shortly after the filing of this Quarterly Report. This transaction will activate a provision under the Company's employment agreement with Melvyn Knigin, its Chief Executive Officer, which requires the Company to make a lump sum payment to Mr. Knigin of approximately $1,070,000 within 90 days. The Company will incur an expense in the third quarter for this amount.

 Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion contains certain forward-looking statements with respect to anticipated results, which are subject to a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are: business conditions and growth in our industry; general economic conditions; the addition or loss of significant customers; the loss of key personnel; product development; competition; foreign government regulations; fluctuations in foreign currency exchange rates; rising costs of raw materials and the unavailability of sources of supply; the timing of orders placed by our customers; and the risk factors listed from time to time in our SEC reports.

Overview

The intimate apparel business is a highly competitive industry. The industry is characterized by a large number of small companies selling unbranded merchandise, and by several large companies that have developed widespread consumer recognition of the brand names associated with merchandise sold by these companies. In addition, retailers to whom we sell our products have sought to expand the development and marketing of their own brands and to obtain intimate apparel products directly from the same sources from which we obtain our products.

The intimate apparel business for the department stores, specialty stores and regional chains is broken down into five selling seasons a year. We create a new line of products that represent our own brand name "Cinema Etoile" for each selling season. Our brand name does not have widespread consumer recognition, although it is well known by our customers. We sell our brand name products primarily during these selling seasons. We also develop specific products for some of our larger accounts, mass merchandisers and national chains, and make between five and eight presentations throughout the year to these accounts. We do not have long-term contracts with any of our customers and therefore our business is subject to unpredictable increases and decreases in sales depending upon the size and number of orders that we receive each time we present our products to our customers.

In fiscal 2003, approximately 45% of our sales were made to mass merchandisers, 19% to national chains, and 18% to department stores. The balance of our sales were unevenly distributed among discount, specialty, regional chain stores and direct mail catalog marketers.

Critical Accounting Policies and Estimates

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

We believe the application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are constantly re-evaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found the application of our accounting policies to be appropriate, and actual results generally have not materially differed from those determined using the necessary estimates.

Our accounting policies are more fully described in Note 1 to the financial statements located in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 filed with the Securities and Exchange Commission. We have identified certain critical accounting policies that are described below.

Inventory - Inventory is carried at the lower of cost or market on a first-in, first-out basis. We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

Allowance for doubtful accounts/Sales discounts - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We also estimate expenses for customer discounts and incentive offerings. If market conditions were to decline, we may take actions to increase customer incentive offerings possibly resulting in an incremental expense at the time the incentive is offered.

Long-lived assets - In the evaluation of the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates.

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

Results of  Operations

Net sales for the three months ended December 31, 2003 decreased $2,523,000 to $14,166,000 from $16,689,000 in the comparable period in 2002. Net sales for the six months ended December 31, 2003 decreased $1,477,000 to $30,992,000 from $32,469,000 in the comparable period in 2002. The decrease in sales was due primarily to an overall extremely poor holiday season in intimate apparel at retail, which resulted in lower orders from most of our customers.

As a result of the poor holiday season in intimate apparel at retail, the retailers are refocusing their spring and summer purchasing plans and to date the orders we have received for the January through June period are significantly lower than we had at the same time last year. Accordingly, we anticipate that we will experience a significant reduction in sales and net income for the remainder of our fiscal year, which ends on June 30, 2004 as compared to the January through June period in the prior year.

The gross profit percentage decreased to 30.2% for the three months ended December 31, 2003 from 31.5% in the similar period in 2002. The gross profit percentage increased to 30.8% for the six months ended December 31, 2003 from 30.6% in the similar period in 2002. The lower margins for the three-month period resulted primarily from a poor retail environment, which resulted in higher markdowns in the current year's quarter. The higher margins for the six months resulted primarily from the addition of the Dominican Republic as a new source for contract labor (which resulted in reduced labor costs), greater efficiencies in the overall production cycle and improved customer compliance (which reduced customer deductions), partially offset by the higher markdowns in the second quarter.

As a result of differences between the accounting policies of companies in the industry relating to whether certain items of expense are included in cost of sales rather than recorded as selling expenses, the reported gross profits of different companies, including our own, may not be directly compared. For example, we record the costs of preparing merchandise for sale, including warehousing costs and shipping and handling costs, as a selling expense, rather than a cost of sale. Therefore, our gross profit is higher than it would be if such costs were included in cost of sales.

Selling, general and administrative expenses were $3,554,000, or 25.1% of net sales for the three months ended December 31, 2003, as compared to $3,893,000, or 23.3% of net sales for the similar period in 2002. This decrease of $339,000 resulted primarily from a more favorable than expected recovery of bad debts in the current year of approximately $249,000, a decrease in shipping expense of $69,000, commissions of $47, 000 and a net general overall decrease in other general and administrative expenses, partially offset by an increase in salary expense and salary related costs of $72,000. The recovery of bad debts resulted primarily from one customer that resolved our bankruptcy claim more favorably than we had anticipated. The lower shipping and commissions expense were due to the lower sales in the period. The higher salary expense was the result of higher compensation levels and an increased number of personnel.

Selling, general and administrative expenses were $7,374,000, or 23.8% of net sales for the six months ended December 31, 2003, as compared to $7,362,000, or 22.7% of net sales for the similar period in 2002. This increase of $12,000 resulted primarily from an increase in salary expense and salary related costs of $234,000 as a result of higher compensation levels and an increased number of personnel and a net increase in general overhead expenses. This increase was partially offset by a reduction in shipping and commission expense of $62,000 and $90,000, respectively, which resulted from lower sales and the more favorable recovery of bad debts discussed above.

Income from operations decreased to $723,000 and $2,185,000 for the three and six months ended December 31, 2003, as compared to $1,370,000 and $2,587,000 for the similar periods in 2002. The decrease for the three months was due to lower sales and gross margins, partially offset by lower selling, general and administrative expenses. The decrease for the six months was due to lower sales and higher selling, general and administrative expenses, partially offset by an increase in gross margins.

Interest expense for the three and six months ended December 31, 2003 was $28,000 and $70,000 respectively, as compared to $119,000 and $221,000 for the similar periods in 2002. This reduction was due to lower borrowing levels as a result of increased cash flow from our operations and lower interest rates.

We provided for income taxes of $278,000 and $846,000 for the three and six months ended December 31, 2003, as compared to income taxes of $501,000 and $947,000 for the similar periods in 2002. We utilized an estimated income tax rate of 40% in all of the periods.

We had net income of $417,000 and $1,269,000 for the three and six months ended December 31, 2003 respectively, as compared to $751,000 and $1,421,000 for the similar periods in 2002. The decrease for the three months was due to lower sales and gross margins, partially offset by lower selling, general and administrative expenses, lower interest expense and a lower tax provision in the current year. The decrease for the six months was due to lower sales and higher selling, general and administrative expenses, partially offset by an increase in gross margins, lower interest expense and a lower tax provision in the current year.

As discussed above, as a result of the poor holiday season in intimate apparel at retail and the reduced amount of orders on hand, we believe that sales and net income for the remainder of the fiscal year will be significantly reduced. Net income will be further impacted by the approximate $1,070,000 payment that we expect to pay to our Chief Executive Officer under his employment agreement as discussed in Note 9 to the financial statements.


Contractual Obligations and Commercial Commitments

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of December 31, 2003 (in thousands):



                                                                 Payments Due by Period
                                                         ---------------------------------------

                                                            Within                                  After 5
                                              Total         1 Year      2-3 Years     4-5 Years      Years
                                              -----         ------      ---------     ---------     --------
  Contractual Obligations
  Capital leases                                $  6           $  6          $  -         $  -          $  -
  Operating leases                             8,349          1,209         2,365        2,329         2,446
  Consulting agreement                           788            225           450          113             -
  Employment contract                          1,900            513         1,100          287             -
                                              ------        -------      --------      -------        -------
  Total contractual obligations              $11,043         $1,953        $3,915       $2,729        $2,446
                                             =======         ======        ======       ======        ======


                                                                Amount of Commitment Expiration Per Period
                                                                ------------------------------------------

                                            Total Amounts     Within                                  After 5
                                              Committed       1 Year       2-3 Years     4-5 Years     Years
                                            ------------     --------      ---------     ---------    --------
  Other Commercial Commitments
  Letters of credit                          $ 3,402          $3,402          $  -         $  -        $  -
                                             -------          ------          ----         ----        ----
  Total commercial commitments               $ 3,402          $3,402          $  -         $  -        $  -
                                             =======          ======          ====         ====        ====


Liquidity and Capital Resources

For the six months ended December 31, 2003, our working capital increased by $1,530,000 to $17,509,000, primarily from profitable operations.

During the six months ended December 31, 2003, cash increased by $1,026,000. We generated cash of $3,271,000 from operating activities and $133,000 from the exercise of employee stock options. We used cash of $2,277,000 for the payment of our short-term borrowings, $80,000 for the purchase of fixed assets and $21,000 for the payment of capital lease obligations.

Receivables at December 31, 2003 decreased by $851,000 to $8,141,000 from $8,992,000 at June 30, 2003. This decrease is due to lower sales for the quarter ending December 31, 2003 as compared to the quarter ending June 30, 2003.

Inventory at December 31, 2003 decreased by $2,030,000 to $8,362,000 from $10,392,000 at June 30, 2003. This decrease is in both raw material and finished products. The reduction is primarily due to the expected decrease in business for the January through June 2004 period. The decrease, in raw materials, is also due to a lower volume of cut, make and trim production that requires the purchase of raw materials.

We have a secured revolving line of credit of up to $30,000,000. The revolving line of credit expires July 1, 2004 and is sufficient for our projected needs for operating capital and letters of credit to fund the purchase of imported goods through July 1, 2004. Direct borrowings under this line bear interest at the prime rate of JP Morgan Chase Bank but not less than 4.25% per annum. Availability under the line of credit is subject to our compliance with certain agreed upon financial formulas, of which we are in compliance as of December 31, 2003. Under the terms of this financing, we agreed to pledge substantially all of our assets except for our real property. At February 5, 2004, we had no borrowings outstanding and had a cash balance of approximately $3,500,000.

As discussed in Note 9 to the financial statements, upon the closing of the sale of common stock by Mark M. David and members of his family, we will be obligated to pay our Chief Executive Office under his employment agreement, a lump-sum payment of approximately $1,070,000 within 90 days of closing.

We believe the available borrowing under our secured revolving line of credit, along with anticipated internally generated funds, will be sufficient to cover our working capital requirements through July 1, 2004. We expect to extend our current revolving credit agreement for a period of no less than one year or negotiate a new line of credit with another lending institution for a term of not less than one year with terms no less favorable than the expiring terms.

We anticipate that capital expenditures for fiscal 2004 will be less than $300,000.


Effect of New Accounting Standards

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123." The standard provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. We do not plan to change to the fair value based method of accounting for stock-based employee compensation and have included the disclosure requirements of SFAS No. 148 in the accompanying financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply to the first fiscal year or interim period ending after March 31, 2004. The adoption of FIN 46 will not have a material effect on the results of operations or financial position.

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


Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are subject to changes in the prime rate based on the Federal Reserve actions and general market interest fluctuations. We believe that moderate interest rate increases will not have a material adverse impact on our results of operations, or financial position, in the foreseeable future. For the fiscal year ended June 30, 2003, borrowings peaked during the year at $10,055,000 and the average amount of borrowings was $6,352,000.

Imports

Transactions with our foreign manufacturers and suppliers are subject to the risks of doing business abroad. Our import and offshore operations are subject to constraints imposed by agreements between the United States and a number of foreign countries in which we do business. These agreements impose quotas on the amount and type of goods that can be imported into the United States from these countries. Such agreements also allow the United States to impose, at any time, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits. Our imported products are also subject to United States customs duties and, in the ordinary course of business, we are, from time to time, subject to claims by the United States Customs Service for duties and other charges. The United States and other countries in which our products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust presently prevailing quotas, duty or tariff levels, which could adversely affect our operations and our ability to continue to import products at current or increased levels. We cannot predict the likelihood or frequency of any such events occurring.

Item 4.

Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2003 was made under the supervision and with the participation of the our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there were no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over our financial reporting.



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

PART II   Other Information

Item 4 - Submission of Matters to a Vote of Security Holders - On November 20, 2003, the Company held its Annual Meeting of Shareholders in New York City. The following individuals were elected as directors of the Company:


                                                 Votes Against or
      Name                Votes For                 Withheld

Mark M. David             13,947,481               257,156

Melvyn Knigin             13,935,185               269,452

Saul Pomerantz            13,947,483               257,154

Gary W. Krat              13,948,185               256,452

Joel M. Simon             13,948,185               256,452

Michael Salberg           13,946,555               258,082


The shareholders also considered the ratification of the selection of Mahoney Cohen & Company, CPA, P.C. as the Company's auditors for the fiscal year ending June 30, 2004. The results of the vote to ratify the selection of Mahoney Cohen & Company, CPA, P.C. as the Company's auditors were as follows:

                                    Votes Against or      Abstentions & Broker
                  Votes For           Withheld               Non-votes

                13,969,206            164,757                  70,674


Item 6   -    (a) Exhibits

             31.1       Rule 13a-14/15d-14 Certification by Chief Executive
                        Officer.

             31.2 Rule 13a-14/15d-14 Certification by Principal Financial and Accounting Officer.

             32         Section 1350 Certification.



              (b) Form 8-K Report

               Date                 Items               Financial Statements
               -------              ------------        --------------------
               November 3, 2003     7, 12                       None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                MOVIE STAR, INC.


                                By:  /s/ Melvyn Knigin
                                    ----------------------
                                     MELVYN KNIGIN
                                     President; Chief Executive Officer


                                 By:  /s/ Thomas Rende
                                     ----------------------
                                      THOMAS RENDE
                                      Chief Financial Officer (Principal
                                      Financial and Accounting Officer)



February 11, 2004