Form 10-Q/A
period 2003-09-30
MOVIE STAR INC /NY/
filed 2004-02-12
CIK 93631

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

                 (See explanatory note at foot of cover page.)



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

EXPLANATORY NOTE: This Amendment to Form 10-Q is being filed solely to correct inadvertent errors in the text of the Rules 13a-14 and 15d-14 Certifications filed as Exhibits 31.1 and 31.2 to the originally filed Form 10-Q. No other changes have been made to the Form 10-Q.

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

February 12, 2004