Form 10-Q
period 2004-03-31
MOVIE STAR INC /NY/
filed 2004-05-13
CIK 93631

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


          Quarterly Report Under Section 13 or 15(d) of the Securities X Exchange Act of 1934
      ---

      For the quarter ended March 31, 2004

          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      ---

      For the transition period from               to
                                     -------------    --------------

      Commission File Number       1-5893
                            ----------------------------------------

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

The number of common shares outstanding on April 30, 2004 was 15,599,975.

                                MOVIE STAR, INC.
                           FORM 10-Q QUARTERLY REPORT
                                      INDEX


                                                                                               PAGE
PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

            Condensed Balance Sheets at March 31, 2004 (Unaudited),
               June 30, 2003 and March 31, 2003 (Unaudited)                                      3

            Statements of Operations (Unaudited) for the Three and Nine Months Ended
               March 31, 2004 and 2003                                                           4

            Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended
               March 31, 2004 and 2003                                                          5-6

            Notes to Condensed Unaudited Financial Statements                                   7-10

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                11-16

    Item 3. Quantitative and Qualitative Disclosures About Market Risk                         16-17

    Item 4. Controls and Procedures                                                              17

PART II. OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K                                                     18


Signatures                                                                                       18

Certifications


PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                                                          MOVIE STAR, INC.
                                                      CONDENSED BALANCE SHEETS
                                              (In Thousands, Except Share Information)


                                                                                March 31,       June 30,         March 31,
                                                                                   2004           2003*            2003
                                                                              -------------   -------------    -------------
                                                                               (Unaudited)                      (Unaudited)
                                                        Assets
Current Assets
   Cash                                                                         $  2,836        $    219         $    160
   Receivables, net                                                                7,376           8,992           11,421
   Inventory                                                                       7,476          10,392           11,075
   Deferred income taxes                                                           2,152           2,511              492
   Prepaid expenses and other current assets                                         424             365              102
                                                                              -------------   -------------    -------------
       Total current assets                                                       20,264          22,479           23,250

   Property, plant and equipment, net                                              1,018           1,153            1,216
   Deferred income taxes                                                              50              50            2,662
   Other assets                                                                      370             407              354
                                                                              -------------   -------------    -------------

       Total assets                                                             $ 21,702        $ 24,089         $ 27,482
                                                                              =============   =============    =============

                                          Liabilities and Shareholders' Equity

Current Liabilities
   Note payable                                                                 $      -        $  2,277         $  6,604
   Current maturities of capital lease obligations                                     -              27               37
   Accounts payable and other current liabilities                                  3,296           4,196            4,536
                                                                              -------------   -------------    -------------
        Total current liabilities                                                  3,296           6,500           11,177
                                                                              -------------   -------------    -------------
Long-term liabilities                                                                359             325              299
                                                                              -------------   -------------    -------------
Commitments and Contingencies                                                          -               -                -

Shareholders' equity
   Common stock, $.01 par value - authorized 30,000,000 shares;
     issued 17,617,000 shares in March 2004, 17,412,000 in June
     2003 and 17,102,000 in March 2003                                               176             174              171
   Additional paid-in capital                                                      4,500           4,353            4,147
   Retained earnings                                                              16,989          16,355           15,306
                                                                              -------------   -------------    -------------
                                                                                  21,665          20,882           19,624

   Less: Treasury stock, at cost - 2,017,000 shares                                3,618           3,618            3,618
                                                                              -------------   -------------    -------------
        Total shareholders' equity                                                18,047          17,264           16,006
                                                                              -------------   -------------    -------------
Total liabilities and shareholders' equity                                      $ 21,702        $ 24,089        $  27,482
                                                                              =============   =============    =============

* Derived from audited financial statements.

See notes to condensed unaudited financial statements.


                                                          MOVIE STAR, INC.
                                                      STATEMENTS OF OPERATIONS
                                                             (Unaudited)
                                              (In Thousands, Except Per Share Amounts)


                                                                    Three Months Ended      Nine Months Ended
                                                                         March 31,               March 31,
                                                                  ----------------------  ---------------------
                                                                    2004          2003      2004         2003
                                                                  --------      --------  --------     --------
Net sales                                                         $ 12,175      $ 16,934  $ 43,167     $ 49,403
Cost of sales                                                        8,344        11,317    29,777       33,837
                                                                  --------      --------  --------     --------
   Gross profit                                                      3,831         5,617    13,390       15,566

Selling, general and administrative expenses                         4,893         3,950    12,267       11,312
                                                                  --------      --------  --------     --------

   Income (loss) from operations                                    (1,062)        1,667     1,123        4,254

Interest income                                                         (4)           (1)       (5)          (3)
Interest expense                                                         2            66        72          287
                                                                  --------      --------  --------     --------

   Income (loss) before income taxes                                (1,060)        1,602     1,056        3,970

Income taxes                                                          (424)          641       422        1,588
                                                                  --------      --------  --------     --------

   Net income (loss)                                              $   (636)     $    961  $    634     $  2,382
                                                                  ========      ========  ========     ========

   BASIC NET INCOME (LOSS) PER SHARE                              $   (.04)     $    .06  $    .04     $    .16
                                                                  ========      ========  ========     ========

   DILUTED NET INCOME (LOSS) PER SHARE                            $   (.04)     $    .06  $    .04     $    .16
                                                                  ========      ========  ========     ========

Basic weighted average number of shares outstanding                 15,600        15,085    15,565       15,085
                                                                  ========      ========  ========     ========
Diluted weighted average number of shares outstanding               15,600        15,476    16,224       15,217
                                                                  ========      ========  ========     ========


See notes to condensed unaudited financial statements.

                                                          MOVIE STAR, INC.

                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)
                                                           (In Thousands)


                                                                                     Nine Months Ended
                                                                                         March 31,
                                                                                   ----------------------
                                                                                     2004          2003
                                                                                   --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $   634       $  2,382
      Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
      Depreciation and amortization                                                    330            313
      Provision for sales allowances and doubtful accounts                             340            385
      Deferred income taxes                                                            359          1,350
      Deferred lease liability                                                          44             82
      Loss on disposal of fixed assets                                                   -             18
   Decrease (increase) in operating assets:
      Receivables                                                                    1,276         (4,805)
      Inventory                                                                      2,916         (2,278)
      Prepaid expenses and other current assets                                        (42)           100
      Other assets                                                                     (16)           (41)
   (Decrease) increase in operating liabilities:
      Accounts payable and other current liabilities                                  (910)           170
                                                                                   --------      --------
      Net cash provided by (used in) operating activities                            4,931         (2,324)
                                                                                   --------      --------
   CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of equipment                                                          (143)          (173)
                                                                                   --------      --------
      Net cash used in investing activities                                           (143)          (173)
                                                                                   --------      --------
   CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of capital lease obligations                                             (27)           (33)
   (Repayments of) proceeds from revolving line of credit, net                      (2,277)         2,475
   Proceeds from exercise of employee stock options                                    133              -
                                                                                   --------      --------
      Net cash (used in) provided by financing activities                           (2,171)         2,442
                                                                                   --------      --------
   NET INCREASE (DECREASE) IN CASH                                                   2,617            (55)
   CASH, beginning of period                                                           219            215
                                                                                   --------      --------
   CASH, end of period                                                             $ 2,836       $    160
                                                                                   ========      ========

                                                                                                  (Cont'd)



                                                          MOVIE STAR, INC.

                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)
                                                           (In Thousands)


                                                                                     Nine Months Ended
                                                                                         March 31,
                                                                                   ----------------------
                                                                                     2004          2003
                                                                                   --------      --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during period for:
      Interest                                                                     $    72       $   295
                                                                                   ========      ========
      Income taxes                                                                 $   310       $    43
                                                                                   ========      ========
SUPPLEMENTAL DISCLOSURES OF NONCASH
   FINANCING ACTIVITIES:

   Tax benefit from exercise of employee stock options                             $    16       $     -
                                                                                   ========      ========

                                                                                                (Concluded)





See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL STATEMENTS


     In the opinion of the Company, the accompanying condensed unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004 and the results of operations for the interim periods presented and cash flows for the nine months ended March 31, 2004 and 2003, respectively.

     The condensed financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's year-end financial statements. The June 30, 2003 condensed balance sheet was derived from the Company's audited financial statements. The results of operations for the three and nine months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q should be read in conjunction with the Company's financial statements and notes included in the 2003 Annual Report on Form 10-K.

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

     Had the Company elected to recognize compensation expense for stock-based compensation using the fair value method net income, basic net income per share and diluted net income per share would have been as follows:


                                                                Three Months Ended        Nine Months Ended
                                                                     March 31,                March 31,
                                                              ----------------------    ----------------------
                                                                 2004        2003          2004        2003
                                                              ----------  ----------    ----------  ----------
     Net income (loss), as reported                           $   (636)   $     961     $    634    $   2,382
     Add (deduct) net stock-based forfeitures (cost),
        net of taxes                                                (4)         205          (11)         166
                                                              ----------  ----------    ----------  ----------
     Pro forma net income (loss)                              $   (640)   $   1,166     $    623    $   2,548
                                                              ==========  ==========    ==========  ==========

     Basic net income (loss) per share, as reported           $   (.04)   $     .06     $    .04    $     .16
     Add (deduct) net stock-based forfeitures (cost),
        net of taxes                                                 -          .02            -          .01
                                                              ----------  ----------    ----------  ----------
     Pro forma basic net income (loss) per share                  $(.04)  $     .08     $    .04    $     .17
                                                              ==========  ==========    ==========  ==========

     Diluted net income (loss) per share, as reported         $    (.04)  $     .06     $    .04    $     .16
     Add (deduct) net stock-based forfeitures (cost),
        net of taxes                                                  -         .02            -          .01
                                                              ----------  ----------    ----------  ----------
     Pro forma diluted net income (loss) per share            $    (.04)  $     .08     $    .04    $     .17
                                                              ==========  ==========    ==========  ==========

3.   RECENTLY ISSUED ACCOUNTING STANDARDS

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

4.   INVENTORY

     The inventory consists of the following (in thousands):


                              March 31,         June 30,         March 31,
                                2004              2003             2003
                             ----------        ----------       ----------
     Raw materials            $    628          $  1,470         $  2,256
     Work-in process               488               655              531
     Finished goods              6,360             8,267            8,288
                             ----------        ----------       ----------
                              $  7,476          $ 10,392         $ 11,075
                             ==========        ==========       ==========

5.   NOTE PAYABLE

     In June 2001, the Company renegotiated its revolving credit facility to provide borrowings of up to $30,000,000 until its maturity date, July 1, 2004. Due to an amendment, effective November 7, 2002, the interest on outstanding borrowings is payable at the prime rate, but not less than 4.25% per annum. As of March 31, 2004, the Company had no borrowings outstanding under the credit facility and had approximately $1,294,000 of outstanding letters of credit. Under the terms of the revolving credit facility, the Company is required to meet certain financial covenants, of which the Company is in compliance at March 31, 2004. Availability, as of March 31, 2004, was approximately $11,081,000. Under the terms of this financing, the Company agreed to pledge substantially all of its assets except for the Company's real property.

     The Company expects to extend its current revolving credit agreement for a period of no less than one year or negotiate a new line of credit with another lending institution for a term of not less than one year with terms no less favorable than the expiring terms.

6.   COMMITMENTS AND CONTINGENCIES

     Employment Agreement - In January 2003, the Company and Mr. Knigin, the Company's CEO and President, finalized their negotiations regarding an extension of Mr. Knigin's employment agreement, which was to expire on June 30, 2004. Under the terms of the extended agreement, Mr. Knigin is to receive total base compensation of $2,625,000 over the five-year term of the agreement, effective as of July 1, 2002 and continuing through June 30, 2007. As of March 31, 2004, the remaining financial liability of this agreement is $1,775,000. Mr. Knigin may also be entitled to certain severance payments at the conclusion of the term of his agreement, provided the Company attains specified financial performance goals. The severance obligations of the Company, if any, will be reduced by the lump sum payment paid to Mr. Knigin in connection with the sale by the David family of its shares of the Company's common stock, as discussed below.

     On January 28, 2003, Mr. Knigin voluntarily surrendered and forfeited his options to purchase 1,000,000 shares of the Company's common stock, par value $.01 and relinquished any further rights he may have had under the existing option agreements, which have now been terminated.

     On February 10, 2004, Mark M. David, the Company's then Chairman, and members of his family, entered into an agreement to sell all of their shares of common stock of the Company, an aggregate of 3,532,644 shares, or approximately 22.7% of the total shares outstanding, to TTG Apparel, LLC, for a purchase price of $1.70 per share. At the request of the purchaser, the purchase of the shares was approved by the Company's Board of Directors. Upon the closing of the transaction, Mark M. David and Gary W. Krat resigned from the Company's Board of Directors. This transaction closed on February 17, 2004. This transaction activated a provision under the Company's employment agreement with Melvyn Knigin, which required the Company to make a lump sum payment to Mr. Knigin. As a result, a special charge of approximately $1,084,000 was recorded in the third quarter of fiscal 2004. Under the terms of the agreement with Mr. Knigin, the payment is to be applied against any severance obligations of the Company owed to Mr. Knigin under his employment contract, which, in accordance with its terms, expires on June 30, 2007. The payment was made on April 8, 2004.

     Consulting Agreement - As of January 1, 2003, the Company and Mark M. David, the Company's then Chairman of the Board, have renegotiated Mr. David's consulting agreement with the Company that was to expire on June 30, 2004. The new agreement is with Mr. David's consulting firm. Under the terms of the new agreement, Mr. David's consulting firm will provide the consulting services of Mr. David to the Company and will receive annual consulting fees of $225,000 through June 30, 2007 plus the reimbursement of expenses in connection with those services in an amount not to exceed $50,000 per year.

7.   RELATED PARTY

     Upon the retirement of its Chief Executive Officer, Mark M. David, in July 1999, the Company entered into an agreement, expiring in October 2011, to provide for future medical benefits. As of March 31, 2004, June 30, 2003 and March 31, 2003, the current portion, included in "Accounts payable and other current liabilities," amounted to $13,000, $12,000 and $10,000, respectively and the long-term portion, included in "Long-term liabilities," amounted to $91,000, $101,000 and $77,000, respectively.

8.   NET INCOME (LOSS) PER SHARE

     Net Income (Loss) Per Share - The Company's calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

                                                                   Three Months Ended          Nine Months Ended
                                                                        March 31,                  March 31,
                                                                 ----------------------      --------------------
                                                                   2004          2003          2004        2003
                                                                 --------      --------      --------    --------
          BASIC:
          -----
     Net income (loss)                                           $  (636)      $    961      $    634    $  2,382
                                                                 ========      ========      ========    ========
     Basic weighted average number of shares outstanding          15,600         15,085        15,565      15,085
                                                                 ========      ========      ========    ========
     Basic net income (loss) per share                           $  (.04)      $    .06      $    .04    $    .16
                                                                 ========      ========      ========    ========

          DILUTED:
          -------
     Net income (loss)                                           $  (636)      $    961      $    634    $  2,382
                                                                 ========      ========      ========    ========

     Weighted average number of shares outstanding                15,600         15,085        15,565      15,085
         Shares Issuable Upon Conversion of Stock Options              -            366           621         122
         Shares Issuable Upon Conversion of Warrants                   -             25            38          10
                                                                 --------      --------      --------    --------
     Total average number of equivalent shares outstanding        15,600         15,476        16,224      15,217
                                                                 ========      ========      ========    ========
     Diluted net income (loss) per share                         $  (.04)      $    .06      $    .04    $    .16
                                                                 ========      ========      ========    ========

     Options and warrants to purchase 1,055,000 shares of common stock at prices ranging from $.4375 to $1.125 per share for the three months ended March 31, 2004 and options to purchase 160,000 shares of common stock at prices ranging from $1.0625 to $1.125 per share for the three month and nine months ended March 31, 2003, were not included in the computation of diluted net income per share since they would be considered antidilutive.

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

OVERVIEW AND NEW BUSINESS DEVELOPMENTS

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

For the nine months ended March 31, 2004, approximately 45% of our sales were made to mass merchandisers, 19% to national chains, and 14% to department stores. The balance of our sales were unevenly distributed among discount, specialty, regional chain stores and direct mail catalog marketers.

In February 2004, we entered into a licensing agreement with Maidenform Inc. Under the agreement, we will produce a new line of ladies' sleepwear and robes to be introduced under the Maidenform(R) name. We will begin shipping our Maidenform Collection in January 2005. It will be available in department stores, chains and high-end specialty stores nationally. We will also introduce a new line of sleepwear, robes and daywear under the Maidenform(R) trademarks Sweet Nothings(R), Self Expressions(R) and Rendezvous(R) to be distributed at select mass merchandisers and national chains in early 2005.

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

Deferred tax valuation allowance - In assessing the need for a deferred tax valuation allowance, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Since we were able to determine that we should be able to realize our deferred tax assets in the future, in excess of its recorded amount, a deferred tax valuation allowance was not deemed necessary. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.


RESULTS OF  OPERATIONS

Net sales for the three months ended March 31, 2004 decreased $4,759,000 to $12,175,000 from $16,934,000 in the comparable period in 2003. Net sales for the nine months ended March 31, 2004 decreased $6,236,000 to $43,167,000 from $49,403,000 in the comparable period in 2003. The decrease in sales was due primarily to a poor holiday season in intimate apparel at retail and an initial set up order for replenishment business for a large account shipped in the March quarter last year. The poor holiday season in intimate apparel at retail caused the retailers to have excess inventory of replenishment goods resulting in lower orders for the March quarter.

The retailers are continuing to refocus their spring and summer purchasing plans and, to date, the orders we have received for the April through June period are significantly lower than we had at the same time last year. Accordingly, we anticipate that we will experience a significant reduction in sales and net income for the fourth quarter, which ends on June 30, 2004 as compared to the same period in the prior year. However, we have just begun to show our fall line and early indications from our customers have been very positive. As a result, we are optimistic that fiscal 2005 will show improved financial results.

The gross profit percentage decreased to 31.5% for the three months ended March 31, 2004 from 33.2% in the similar period in 2003. The gross profit percentage decreased to 31.0% for the nine months ended March 31, 2004 from 31.5% in the similar period in 2003. The lower margins for the three and nine-month periods resulted primarily from a poor retail environment, which resulted in higher markdowns in the current year, partially offset by the addition of the Dominican Republic as a new source for contract labor (which resulted in reduced labor costs).

As a result of differences between the accounting policies of companies in the industry relating to whether certain items of expense are included in cost of sales rather than recorded as selling expenses, the reported gross profits of different companies, including our own, may not be directly comparable. For example, we record the costs of preparing merchandise for sale, including warehousing costs and shipping and handling costs, as a selling expense, rather than a cost of sale. Therefore, our gross profit is higher than it would be if such costs were included in cost of sales.

Selling, general and administrative expenses were $4,893,000, or 40.2% of net sales for the three months ended March 31, 2004, as compared to $3,950,000, or 23.3% of net sales for the similar period in 2003. This increase of $943,000 resulted primarily from a special charge of $1,084,000 related to a lump sum payment to, President and Chief Executive Officer, Mel Knigin. This payment occurred as a result of a stock ownership sale by the former Chairman of the Company, which activated a provision in Mr. Knigin's employment agreement. Under the terms of the agreement with Mr. Knigin, this payment is to be applied against any severance obligations of the Company owed to Mr. Knigin under his employment contract, which, in accordance with its terms, expires on June 30, 2007. This increase was partially offset by a decrease in shipping expense of $24,000, commissions of $62,000 and a net general overall decrease in other general and administrative expenses. The lower shipping and commission expenses were due to the lower sales in the period.

Selling, general and administrative expenses were $12,267,000, or 28.4% of net sales for the nine months ended March 31, 2004, as compared to $11,312,000, or 22.9% of net sales for the similar period in 2003. This increase of $955,000 resulted primarily from the special charge discussed above and an increase in salary expense and salary related costs of $237,000 as a result of higher compensation levels and a net overall increase in general and administrative expenses, partially offset by a more favorable than expected recovery of bad debts in the current year of $253,000 and a reduction in shipping and commission expense of $86,000 and $152,000, respectively, which resulted from lower sales. The recovery of bad debts resulted primarily from one customer that resolved our bankruptcy claim more favorably than we had anticipated.

We had a loss from operations of $1,062,000 for the three months ended March 31, 2004 compared to income from operations of $1,667,000 for the similar period in 2003. This reduction was due to lower sales and gross margins and higher selling, general and administrative expenses.

We had income from operations of $1,123,000 for the nine months ended March 31, 2004 as compared to $4,254,000 for the similar period in 2003. This reduction was due to lower sales and gross margins and higher selling, general and administrative expenses.

Interest income for the three and nine months ended March 31, 2004 was $4,000 and $5,000 respectively, as compared to $1,000 and $3,000 for the similar periods in 2003.

Interest expense for the three and nine months ended March 31, 2004 was $2,000 and $72,000 respectively, as compared to $66,000 and $287,000 for the similar periods in 2003. This reduction was due primarily to lower borrowing levels as a result of increased cash flow from our operations.

We recorded a benefit from taxes of $424,000 for the three months ended March 31, 2004 compared to income taxes of $641,000 for the similar period in 2003 and provided for income taxes of $422,000 and $1,588,000 for the nine months ended March 31, 2004 and 2003, respectively. We utilized an estimated income tax rate of 40% in all of the periods.

We had a net loss of $636,000 for the three months ended March 31, 2004 compared to net income of $961,000 for the similar period in 2003. The decrease for the three months was due to lower sales and gross margins, higher selling, general and administrative expenses, partially offset by lower net interest costs and a tax benefit in the current year as compared to a tax provision in the prior year.

We had net income of $634,000 for the nine months ended March 31, 2004 compared to $2,382,000 for the similar period in 2003. The decrease for the nine months was due to lower sales and gross margins, higher selling, general and administrative expenses, partially offset by lower net interest costs and a lower tax provision in the current year.

As discussed above, as a result of the reduced amount of orders on hand, we believe that sales and net income for the remainder of the fiscal year will be significantly lower than they were in the prior year.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of March 31, 2004 (in thousands):

                                                                         Payments Due by Period
                                                          ---------------------------------------------------
                                                            Within                                  After 5
                                              Total         1 Year      2-3 Years     4-5 Years      Years
                                           ----------     ----------   -----------   -----------  -----------
     Contractual Obligations
     -----------------------
     Operating leases                       $   8,020      $   1,168    $    2,365    $   2,343     $   2,144
     License Agreement                            420             20           258          142             -
     Consulting agreement                         731            225           450           56             -
     Employment contract                        1,775            519         1,113          143             -
                                           ----------     ----------   -----------   -----------  -----------
     Total contractual obligations          $  10,946      $   1,932    $    4,186    $   2,684     $   2,144
                                           ==========     ==========   ===========   ===========  ===========


                                                              Amount of Commitment Expiration Per Period
                                              Total       ---------------------------------------------------
                                             Amounts        Within                                  After 5
                                            Committed       1 Year      2-3 Years     4-5 Years      Years
                                           ----------     ----------   -----------   -----------  -----------
     Other Commercial Commitments
     ----------------------------
     Letters of credit                      $   1,294      $   1,294    $     -       $     -      $     -
                                           ----------     ----------   -----------   -----------  -----------
     Total commercial commitments           $   1,294      $   1,294    $     -       $     -      $     -
                                           ==========     ==========   ===========   ===========  ===========

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2004, our working capital increased by $989,000 to $16,968,000, primarily from profitable operations.

During the nine months ended March 31, 2004, cash increased by $2,617,000. We generated cash of $4,931,000 from operating activities and $133,000 from the exercise of employee stock options. We used cash of $2,277,000 for the payment of our short-term borrowings, $143,000 for the purchase of fixed assets and $27,000 for the payment of capital lease obligations.

Subsequent to the end of the quarter, on April 8, 2004, we made the lump sum payment of $1,084,000 to Mr. Knigin that was required as a result of the previously discussed transaction (see Note 6 to the financial statements).

Receivables, net of allowances, at March 31, 2004 decreased by $1,616,000 to $7,376,000 from $8,992,000 at June 30, 2003. This decrease is due to lower sales for the quarter ending March 31, 2004 as compared to the quarter ending June 30, 2003.

Inventory at March 31, 2004 decreased by $2,916,000 to $7,476,000 from $10,392,000 at June 30, 2003. This decrease is in both raw material and finished products. The reduction is primarily due to the expected decrease in business for the April through June 2004 period. The decrease, in raw materials, is also due to a lower volume of cut, make and trim production that requires the purchase of raw materials.

We have a secured revolving line of credit of up to $30,000,000 that expires July 1, 2004. Direct borrowings under this line bear interest at the prime rate of JP Morgan Chase Bank but not less than 4.25% per annum. Availability under the line of credit is subject to our compliance with certain agreed upon financial formulas, of which we are in compliance as of March 31, 2004. The amount of availability under the line of credit is based upon certain formulas and, as of March 31, 2004, there was approximately $11,081,000 available. Under the terms of this financing, we agreed to pledge substantially all of our assets except for our real property. At May 3, 2004, we had no borrowings outstanding and had a cash balance of approximately $539,000.

We believe the available borrowing under our secured revolving line of credit, along with anticipated internally generated funds, will be sufficient to cover our working capital requirements through July 1, 2004. We expect to extend our current revolving credit agreement for a period of no less than one year or negotiate a new line of credit with another lending institution for a term of not less than one year with terms no less favorable than the expiring terms. We believe this extension or new line of credit will be sufficient to cover our working capital requirements for the extended period.

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

ITEM 4.

CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2004 was made under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there were no significant changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over our financial reporting.


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

               31.1    Certification by Chief Executive Officer.

               31.2    Certification by Principal Financial and Accounting
                       Officer.

               32      Section 1350 Certification.

           (b) Form 8-K Reports

                  Date              Items         Financial Statements

            February 9, 2004        7, 12                None

            February 11, 2004       7, 9                 None


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

                                          MOVIE STAR, INC.


                                          By: /s/ Melvyn Knigin
                                              ----------------------------------
                                              MELVYN KNIGIN
                                              President; Chief Executive Officer


                                          By: /s/ Thomas Rende
                                              ----------------------------------
                                              THOMAS RENDE
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)


May 13, 2004