Form 10-K
period 2004-06-30
MOVIE STAR INC /NY/
filed 2004-09-27
CIK 93631

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                  ---------------------------------------------

                                    FORM 10-K

(Mark One)

   [X]   Annual report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934

   For the fiscal year ended June 30, 2004 or

   [ ]  Transition report pursuant to Section 13 or 15(d) of Securities Exchange
        Act of 1934

For the transition period from           to
                               ---------    -------------

Commission File Number 1-5893

                                MOVIE STAR, INC.
             (Exact name of Registrant as specified in its Charter)

                   New York                                13-5651322
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)

         1115 Broadway, New York, NY                          10010
             (Address of Principal                         (Zip Code)
              Executive Offices)

Registrant's telephone number including area code  (212) 684-3400

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

                  Yes      X        No
                        ------           -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or

information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                  Yes      X        No
                        ------           ------

As of December 31, 2003 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's common stock (based on its reported last sale price on the American Stock
Exchange of $1.50, held by non-affiliates of the registrant, was $17,612,708.

As of August 27, 2004, there were 15,619,975 common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III by Items 10, 11, 12, 13 and 14 is incorporated by reference to the registrant's proxy statement in connection with the 2004 Annual Meeting of Shareholders, which will be filed by the registrant within 120 days after the close of its fiscal year.

See Item 15 with respect to exhibits to this Form 10-K which are incorporated herein by reference to documents previously filed or to be filed by the
Registrant with the Commission.

                                MOVIE STAR, INC.
                          2004 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

PART I                                                                      PAGE
                                                                             NO.

Item 4    Submission of Matters to a
          Vote of Shareholders................................................8

PART II

Item 5    Market for Company's Common Stock and
          Related Shareholder Matters.........................................9

Item 6    Selected Financial Data............................................10

Item 7    Management's Discussion and Analysis
          of Financial Condition and
          Results of Operations..............................................11

Item 7A   Quantitative and Qualitative Disclosures
          About Market Risk .................................................16

Item 8    Financial Statements and
          Supplementary Data................................................F-1

Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................40

Item 9A   Controls and Procedures ...........................................40

PART III

Item 10   Executive Officers and Directors of the Company  ..................41

Item 11   Executive Compensation.............................................41

Item 12   Security Ownership of Certain Beneficial Owners and Management.....41

Item 13   Certain Relationships and Related Transactions.....................41

Item 14   Principal Accounting Fees and Services.............................41

PART IV

Item 15   Exhibits, Financial Statement Schedules and Reports on Form 8-K....42

                                     PART I

ITEM 1.   BUSINESS

Movie Star, Inc. ("the Company"), a New York corporation organized in 1935, designs, manufactures, markets and sells an extensive line of ladies' intimate apparel which includes sleepwear, robes, leisurewear, loungewear, panties and daywear. During fiscal 2001, the Company discontinued its retail operations.

The Company's products consist of ladies' pajamas, nightgowns, baby dolls, nightshirts, dusters, shifts, caftans, sundresses, rompers, short sets, beachwear, peignoir ensembles, robes, leisurewear, panties, and daywear consisting of bodysuits, soft bras, slips, half-slips, teddies, camisoles and cami top sets. These products are manufactured in various fabrics, designs, colors and styles depending upon seasonal requirements, changes in fashion and customer demand. The Company maintains an in-house design staff, which affords it the flexibility to work with merchandise buyers on fashion design and price points.

On August 3, 2004, the Company completed its acquisition of certain assets of
Sidney Bernstein & Son Lingerie, Inc. ("SB&S"), a company engaged in the design, marketing and sale of women's lingerie and related apparel and accessories.

The acquired assets were purchased for an aggregate price of $3,387,000 and included, among other assets, $2,873,000 of inventory and $500,000 of intangible assets. The Company also assumed $3,012,000 of SB&S' open purchase orders and received $7,408,000 of open customer orders. Pursuant to the Asset Purchase
Agreement, the Company also agreed to pay up to an additional $1,000,000 in the aggregate based upon certain gross profit levels generated by the Company's newly-established Sidney Bernstein & Son Division during the next three fiscal years. In connection with the asset purchase, Daniel Bernstein and Irwin
Bernstein, the two owners of SB&S have joined the Company as President and Vice
President, respectively, of the new division.

SB&S had sales of approximately $18,724,000 for calendar year 2003 and the
Company expects to benefit from synergies in sourcing and distribution beginning in calendar 2005.

The Company's products are sold to discount, specialty, national and regional chain, mass merchandise and department stores and direct mail catalog marketers throughout the United States. The prices to consumers for the Company's products range from approximately $6.00 for certain of its products, such as panties, to approximately $85.00 for certain other products, such as peignoir sets. The
Company's products are sold by in-house sales personnel and outside manufacturer's representatives. Approximately 41% of the Company's sales are made to mass merchandisers, 21% to national chains, and 16% to department stores; the balance of the Company's sales are unevenly distributed among discount, specialty, regional chain stores and direct mail catalog marketers.
The Company's gross profit on its sales for each of the fiscal years ended June
30, 2004, 2003, and 2002 was approximately 30.0%, 31.7% and 28.0%, respectively.

The Company has historically limited the promotion of its products to cooperative advertising in conjunction with its retail customers directed to the ultimate retail consumer of its products. In connection with the Company's
Maidenform lines, the Company will advertise its Maidenform collection to its retail customer and directly to the consumer.

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
Domestic production decreased from 2.5% of total production in fiscal 2001 to less than 1% in fiscal 2002 and no products were produced domestically in fiscal
2003 and 2004. The purchase of finished packages increased from 49.5% of total production in fiscal 2001 to 70% in fiscal 2002, 71% in fiscal 2003 and 76% in fiscal 2004. CMT production was 48% of total production in fiscal 2001, 30.0% in fiscal 2002, 29% in fiscal 2003 and 24% in fiscal 2004.

The following table sets forth a list of the countries from which the Company has purchased finished goods and in which the Company has contracted for the assembly of its products, including the approximate percentage of the Company's total cost of production allocable to each country:

                                             2004                                      2003
                                             ----                                      ----
                              CMT      FG Purchased      Total          CMT      FG Purchased      Total
                              ----     ------------      -----          ----     ------------      -----

Bangladesh                      - %          7%            7%            -  %        15%            15%
Cambodia                        -           10            10             -           13             13
China                           -            7             7             -            3              3
Dominican Republic             18            -            18            10            -             10
India                           -            7             7             -            2              2
Mexico                          4            4             8            10            5             15
Pakistan                        -            7             7             -            9              9
Philippines                     2           31            33             9           23             32
Other                           -            3             3             -            1              1
                              ---          ---          ----           ---          ---           ----
Total Production               24%          76%          100%           29%          71%           100%
                              ===          ===          ====           ===          ===           ====

Currently, the Company has three independent representatives' in Bangladesh, one employee and three independent representatives' in the Dominican Republic and eight employees in the Philippines supervising the production of finished products purchased by the Company or assembled for the Company by CMT manufacturers in those countries. These employees and representatives assist in maintaining quality and on-time delivery. Management personnel travel to the
Dominican Republic and Asia throughout the year to monitor the performance of the Company's offshore manufacturers and contractors.

In order to facilitate the coordination of its production in the Philippines, which was 28% of total production in 2001, 38% of total production in 2002, 32%
of total production in 2003 and 33% of total production in 2004, the Company opened a representative office in the Philippines in 2002. The office is being utilized primarily for administrative and manufacturing support functions, as well as sample making and pattern making.

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
"Private Property", "Heather Nicole" and "Night Magic"

are material to the marketing by the Company of its products. There is no litigation with respect to patents, licenses and trademarks

The Company entered into a licensing agreement with Maidenform Inc. Under this agreement, the Company will produce a new line of ladies' sleepwear and robes to be introduced under the Maidenform(R) name. The Company's Maidenform Collection will be available to department stores, chains and high-end specialty stores nationally beginning in calendar 2005. The Company will also introduce a new line of sleepwear, robes and daywear under the trademarks Sweet Nothings(R),
Self Expressions(R) and Rendezvous(R) to be available to select mass merchandisers and national chains in calendar 2005.

The Company manufactures a wide variety of intimate apparel in many different styles and sizes and for use in all seasons and climates in the United States.
Because of its product mix, it is subject to certain seasonal variations in sales. Historically, more than 50% of the Company's sales have been made in the first six months of its fiscal year, except in fiscal 2003 when the Company's sales were evenly distributed between the first and second half of the year.

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

Wal-Mart accounted for 38% of sales for fiscal 2004, 42% of sales for fiscal
2003 and 32% of sales for fiscal 2002. Sears, Roebuck and Company accounted for
10% of sales for fiscal 2004 and 2003 and 13% of sales for fiscal 2002.

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

The backlog of orders was approximately $27,145,000 as of June 30, 2004,
$27,420,000 as of June 30, 2003 and $32,561,000 as of June 30, 2002. Orders are
booked upon receipt. When the Company completed its acquisition of certain assets of Sidney Bernstein & Son Lingerie, Inc. on August 3, 2004 it also acquired $7,408,000 of open customer orders. The Company believes that the current backlog is firm and will be filled by the end of the current fiscal year.

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

As of August 31, 2004, the Company had 283 full-time and 10 part-time employees.
Approximately 28 are executive, design and sales personnel, 92 are administrative personnel, and the balance are in distribution, warehousing and offshore support.

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

ITEM 2.   PROPERTIES

         The following table sets forth all of the facilities owned or leased by the Company as of June 30, 2004, except for the New Holland, PA distribution center which became available at the close of the SB&S transaction on August 3,
2004.

                                                                OWNED OR          BLDG. AREA        EXPIRATION
LOCATION            USE                                          LEASED            (SQ. FT.)         OF LEASE
--------            ---                                          ------             --------         --------

1115 Broadway,      Executive and Administrative offices;        Leased             31,000             12/10
New York, NY        Divisional Sales Office and Showroom

180 Madison Ave.,   Sales Office and Showroom                    Leased              3,000             3/06
New York, NY

New Holland, PA     Distribution Center for SB&S                 (1)                43,000             N/A

Petersburg, PA      Warehousing for finished                     Owned             140,000             N/A
                    goods; Distribution Center

South Mississippi   1  Mfg. Support/ Dist./Warehouse; 1          Leased            212,000             11/20
                    Warehouse                                    Owned              29,000             N/A

Philippines         Administrative and Mfg. Support;             Leased              3,800             4/05
                    Sample and Pattern Making

-------------------------------

(1) Pursuant to the Asset Purchase Agreement with SB&S, the Company will have full access to the distribution center in New Holland, PA and the personnel to operate the distribution center. This distribution center will be provided to the Company through December 31, 2004 at the actual cost to operate the facility.

     The following table sets forth the amount of space allocated to different functions in shared facilities set forth in the preceding table.

                                                                                                        AMOUNT
                                                                                                       OF SPACE
LOCATION                                   FUNCTION                                                    (SQ. FT.)
--------                                   --------                                                     -------

1115 Broadway and 180 Madison Avenue       Corporate Offices;                                           11,000
New York, New York                         Divisional Sales Offices and Showrooms;                      11,000
                                           Production Staff and Design                                  12,000

New Holland, Pennsylvania                  Warehousing and Distribution;                                40,000
                                           Offices                                                       3,000

Petersburg, Pennsylvania                   Warehousing and Distribution;                               137,000
                                           Offices                                                       3,000

Mississippi                                Manufacturing Support;                                       24,000
                                           Warehousing and Distribution;                               199,000
                                           Offices                                                      18,000

Philippines                                Administrative and Mfg. Support;                              3,800
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

        YEAR ENDED JUNE 30, 2004                               HIGH      LOW
                                                               ----      ---

        First Quarter..................................       $2.49     $1.58

        Second Quarter.................................        2.75      1.33

        Third Quarter..................................        1.82      1.20

        Fourth Quarter.................................        1.59      1.26

        YEAR ENDED JUNE 30, 2003

        First Quarter .................................        $.50      $.32

        Second Quarter ................................         .60       .36

        Third Quarter..................................        1.20       .51

        Fourth Quarter.................................        1.94       .91

As of August 27, 2004, there were approximately 2,717 holders of record of the
Common Stock.

The Company presently intends to retain all earnings for the Company's growth.
Depending upon the Company's capital resources and needs, the Company may pay cash dividends in the future. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the
Company's earnings, its capital requirements and financial condition, and other relevant factors.

The following sets forth certain information as of June 30, 2004 concerning the
Company's equity compensation plans:

                                  NUMBER OF SHARES TO BE        WEIGHTED-AVERAGE      NUMBER OF SHARES REMAINING
                                  ISSUED UPON EXERCISE OF       EXERCISE PRICE OF        AVAILABLE FOR FUTURE
                                   OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,      ISSUANCE UNDER EQUITY
        PLAN CATEGORY               WARRANTS AND RIGHTS        WARRANTS AND RIGHTS        COMPENSATION PLANS
        -------------               -------------------        -------------------        ------------------

Plans approved by shareholders
   1988 Non-Qualified Stock
     Option Plan                           75,000                     $ .63                    1,591,666
   1994 Incentive Stock
     Option Plan                          640,000                       .66                      825,000(1)
   2000 Performance Equity
     Plan                                 290,000                       .83                      460,000
                                      -----------                   -------                    ---------
                                        1,005,000                       .71                    2,876,666

Plans not approved by
shareholders
   Warrant                                 50,000                       .44                            -
                                      -----------                   -------                    ---------
Total                                   1,055,000                     $ .70                    2,876,666
                                        =========                     =====                    =========

----------------------

(1) Effective July 15, 2004, options can no longer be granted under the 1994
Incentive Stock Option Plan.

MOVIE STAR, INC.
ITEM 6. SELECTED FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
---------------------------------------------------------------------------------------------------------------------------------
 STATEMENT OF OPERATIONS DATA:                                                     FISCAL YEARS ENDED JUNE 30,
                                                                     2004       2003       2002         2001          2000

 Net sales                                                        $ 53,691     64,916    $ 54,359      $ 62,462     $ 62,483
                                                                  --------    -------    --------      --------     --------

 Cost of sales                                                      37,581     44,345      39,157        44,072       44,783

 Selling, general and administrative expenses                       15,824     14,623      13,689        14,869       13,797

 Loss on closing of distribution facility                                -          -           -         1,188            -
                                                                  --------    -------    --------      --------     --------
                                                                    53,405     58,968      52,846        60,129       58,580
                                                                  --------    -------    --------      --------     --------

 Operating income from continuing operations                           286      5,948       1,513         2,333        3,903

 Gain on purchases of subordinated debentures and senior notes           -          -           -          (482)        (565)
 Interest income                                                       (12)        (4)         (3)           (6)        (145)
 Interest expense                                                       76        351         695         1,476        1,856
                                                                  --------    -------    --------      --------     --------

 Income from continuing operations before  income taxes                222      5,601         821         1,345        2,757

 Income taxes (benefit)                                                 94      2,170         360          (695)          35
                                                                  --------    -------    --------      --------     --------

 Income from continuing operations                                     128      3,431         461         2,040        2,722

 Income (loss) from discontinued operations                              -          -          86          (326)         398
                                                                  --------    -------    --------      --------     --------

 Net income                                                          $ 128    $ 3,431       $ 547       $ 1,714      $ 3,120
                                                                  ========    =======    ========      ========     ========

 BASIC NET INCOME (LOSS) PER SHARE:
 From continuing operations                                           $.01       $.23        $.03         $ .14         $.18
 From discontinued operations                                            -          -         .01          (.02)         .03
                                                                  --------    -------    --------      --------     --------
 Net income                                                           $.01       $.23        $.04         $ .12         $.21
                                                                      ====       ====        ====         =====         ====

 DILUTED NET INCOME (LOSS) PER SHARE:
 From continuing operations                                           $.01       $.22        $.03         $ .13         $.17
 From discontinued operations                                            -          -         .01          (.02)         .03
                                                                  --------    -------    --------      --------     --------
 Net income                                                           $.01       $.22        $.04         $ .11         $.20
                                                                      ====       ====        ====         =====         ====

 Basic weighted average number of shares outstanding                15,574     15,133      15,085        14,899       14,889
                                                                    ======     ======      ======        ======       ======

 Diluted weighted average number of shares outstanding              16,199     15,407      15,112        15,301       15,928
                                                                    ======     ======      ======        ======       ======

BALANCE SHEET DATA:                                                                        AT JUNE 30,
                                                                    2004       2003       2002           2001         2000

WORKING CAPITAL                                                    $16,543    $15,979     $ 9,529       $ 8,016      $17,345
                                                                   =======    =======     =======       =======      =======
TOTAL ASSETS                                                       $20,779    $24,089     $22,406       $27,799      $31,627
                                                                   =======    =======     =======       =======      =======
SHORT-TERM DEBT - Including current maturities
  Of long-term debt and capital lease obligations                  $     -    $ 2,304     $ 4,169       $10,327      $ 1,773
                                                                   =======    =======     =======       =======      =======
LONG-TERM DEBT - Including deferred lease
   and other long-term liabilities                                 $   374    $   325     $   254       $   183      $12,222
                                                                   =======    =======     =======       =======      =======
SHAREHOLDERS' EQUITY                                               $17,747    $17,264     $13,624       $13,021      $11,292
                                                                   =======    =======     =======       =======      =======

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

When used in this Form 10-K and in future filings by the Company with the
Commission, the words or phrases "will likely result," "management expects" or
"the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are
cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. . The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks are included in "Item 1: Business," "Item
7: Management's Discussion and Analysis of Financial Condition and Results of
Operations included in this Form 10-K. In assessing forward-looking statements contained herein, readers are urged to carefully read those statements.

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

OVERVIEW
--------

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

During fiscal 2004, we experienced a significant reduction in sales that was primarily the result of receiving fewer orders from some of our larger customers. However, we do not believe that this is a permanent trend and these larger customers continue to welcome us to present our products to them. If it were not for the customer orders of the Sidney Bernstein & Son Division , the dollar volume of orders received for the first half of fiscal 2005 would be comparable to those received for the first half of fiscal 2004. However, they are from different customers than in fiscal 2004 and some of the orders are at a considerably lower gross margin. In a continued effort to improve the overall profitability of the Company, we have (i) signed a licensing agreement with
Maidenform Inc. and the Maidenform line is scheduled for its first delivery in the beginning of calendar 2005, (ii) acquired the inventory and certain other assets of Sidney Bernstein & Son Lingerie, Inc. along with $7,408,000 in open customer orders and (iii) hired a representative in Canada to begin selling to the Canadian market, which we began shipping in the first quarter of fiscal
2005.

In fiscal 2004, approximately 41% of our sales were made to mass merchandisers,
21% to national chains, and 16% to department stores. The balance of our sales was unevenly distributed among discount, specialty, regional chain stores and direct mail catalog marketers.

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

Our accounting policies are more fully described in Note 1 to the consolidated financial statements. Management has identified certain critical accounting policies that are described below.

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

Allowance for Doubtful Accounts/Sales Discounts - The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company also estimates allowances for customer discounts, orders and incentive offerings. If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental allowance at the time the incentive is offered.

Deferred Tax Valuation Allowance - In assessing the need for a deferred tax valuation allowance, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Since we were able to determine that we should be able to realize our deferred tax assets in the future, in excess of its recorded amount, a deferred tax asset valuation allowance was not deemed necessary. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

The following table shows each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the consolidated financial statements included elsewhere in this Annual
Report on Form 10-K:

                                                                              Years Ended June 30,

                                                             2004                    2003                    2002
                                                      -------------------      -----------------     -------------------

Net sales                                             $53,691      100.0%      $64,916    100.0%      $54,359      100.0%
Cost of sales                                          37,581       70.0%       44,345     68.3%       39,157       72.0%
                                                      -------      -----       -------    -----       -------      -----
   Gross profit                                        16,110       30.0%       20,571     31.7%       15,202       28.0%
Operating Expenses:
  Selling, general and administrative expenses         15,824       29.5%       14.623     22.5%       13,689       25.2%
                                                      -------      -----       -------    -----       -------      -----
   Operating income from continuing operations            286         .5%        5,948      9.2%        1,513        2.8%
Interest income                                           (12)         -            (4)       -            (3)         -
Interest expense                                           76         .1%          351       .6%          695        1.3%
                                                      -------      -----       -------    -----       -------      -----
    Income from continuing operations                     222         .4%        5,601      8.6%          821        1.5%
     before income taxes
Income taxes                                               94         .2%        2,170      3.3%          360         .7%
                                                      -------      -----       -------    -----       -------      -----
    Income from continuing operations                     128         .2%        3,431      5.3%          461         .8%
Discontinued operations:
  Gain on disposal of discontinued retail stores            -          -             -        -            86         .2%
                                                      -------      -----       -------    -----       -------      -----
Net income                                            $   128         .2%      $ 3,431      5.3%      $   547        1.0%
                                                      =======      =====       =======    =====       =======      =====

FISCAL 2004 COMPARED TO FISCAL 2003
-----------------------------------

Results of Continuing Operations

Net sales for the year ended June 30, 2004 were $53,691,000 as compared to
$64,916,000 in the comparable period in 2003. The decrease in sales was due primarily to a decrease in orders with our primary customer (which accounted for approximately 46% of the decrease), an initial set-up replenishment order for our primary customer being shipped in fiscal 2003 (which accounted for approximately 11% of the decrease) and a poor holiday season in intimate apparel at retail. The poor holiday season intimate apparel at retail caused the retailers to have excess inventory of replenishment goods resulting in lower orders following the holiday season.

The gross profit percentage was 30.0% for the year ended June 30, 2004 as compared to 31.7% for the year ended June 30, 2003. The lower margins resulted primarily from lower margins in the fourth quarter. We had a 25.8% gross margin in the fiscal 2004 fourth quarter as compared to a 32.3% gross margin in the same quarter in the prior year. The lower margin in the fourth quarter was the result of a large program to our primary customer, which was at a full margin, in the fourth quarter last year that we did not have in the current year, lower sales in the fourth quarter of this year that caused closeout sales to be a higher percentage of total sales and higher markdown allowances to our customers in the current year.

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

Selling, general and administrative expenses were $15,824,000, or 29.5% of net sales, for the year ended June 30, 2004 as compared to $14,623,000, or 22.5% of net sales, for the similar period in 2003. This increase of $1,201,000 resulted primarily from a one-time expense of $1,084,000 related to a lump sum payment to
President and Chief Executive Officer, Mel Knigin. This occurred as a result of a stock ownership sale by the former Chairman of the Company, which activated a provision in Mr. Knigin's employment agreement. Under the terms of the agreement with Mr. Knigin, this payment is to be applied against any severance obligations owed to Mr. Knigin under his employment contract, which, in accordance with its terms, expires on June 30, 2007. In addition to the above one-time expense, we had increases in salaries and salary related expenses of approximately $398,000, business insurance expense of $139,000 and medical insurance expense of $79,000 as well as a net overall increase in other selling, general and administrative expenses. These increases were partially offset by a reduction in commission expense of $175,000 and officers' bonuses of $291,000. We also had a more favorable than expected recovery of bad debts in the current year of $350,000 that was primarily related to the Montgomery Ward bankruptcy.

Operating income from continuing operations decreased to $286,000 for the year ended June 30, 2004, from $5,948,000 for the similar period in 2003. This decrease was due to lower sales and gross margins, as well as higher selling, general and administrative expenses.

Interest income for the year ended June 30, 2004 was $12,000 as compared to
$4,000 for 2003.

Interest expense for the year ended June 30, 2004 was $76,000 as compared to
$351,000 for 2003. This reduction was due primarily to lower borrowing levels and, to a lesser extent, lower interest rates.

We provided for income taxes of $94,000 for the year ended June 30, 2004, as compared to $2,170,000 for the similar period in 2003. This decrease was primarily the result of lower income.

We recorded net income from continuing operations for the year ended June 30,
2004 of $128,000 as compared to $3,431,000 for the same period in 2003. This decrease was due to lower sales and gross margins as well as higher selling, general and administrative expenses, partially offset by lower net interest costs and a smaller provision for income taxes in the current year.

FISCAL 2003 COMPARED TO FISCAL 2002
-----------------------------------

Results of Continuing Operations

Net sales for the year ended June 30, 2003 were $64,916,000 as compared to
$54,359,000 in the comparable period in 2002. The increase in sales was due primarily to an increase in orders from the Company's primary customer (which alone accounted for 89% of the overall increase and which represented a 53%
increase in orders from that customer in the prior year) and an overall net increase in orders with the remaining customer base (with some customers placing larger orders and others placing smaller orders).

The gross profit percentage was 31.7% for the year ended June 30, 2003 as compared to 28.0% for the year ended June 30, 2002. The higher margins resulted primarily from the addition of the Dominican Republic as a new source for contract labor (which resulted in reduced labor costs), greater efficiencies in the overall production cycle and improved customer compliance (which reduced customer deductions).

As a result of differences between the accounting policies of companies in the industry relating to whether certain items of expense are included in cost of sales rather than recorded as selling expenses, the reported gross profits of different companies, including the Company's, may not be directly compared. For example, the Company records the costs of preparing merchandise for sale, including warehousing costs and shipping and handling costs, as a selling expense, rather than a cost of sale. Therefore, the Company's gross profit is higher than it would be if such costs were included in costs of sales.

Selling, general and administrative expenses were $14,623,000, or 22.5% of net sales, for the year ended June 30, 2003 as compared to $13,689,000, or 25.2% of net sales, for the similar period in 2002. This increase of $934,000 resulted primarily from increases in salary expense and salary related costs of $713,000
(both from increased compensation resulting from bonuses paid to employees and an increased number of personnel), merchandising, design and sample expenses of
$184,000 (resulting primarily from the addition of knitwear to the product line)
and a $200,000 overall net increase in general overhead expenses, partially offset by a decrease in bad debt expense of $162,000.

Operating income from continuing operations increased to $5,948,000 for the year ended June 30, 2003, from $1,513,000 for the similar period in 2002. This increase was due to higher sales and gross margins partially offset by higher selling, general and administrative expenses as discussed above.

Interest income for the year ended June 30, 2003 was $4,000 as compared to
$3,000 for 2002.

Interest expense for the year ended June 30, 2003 was $351,000 as compared to
$695,000 for 2002. This reduction was due to lower borrowing levels as a result of increased cash flow from the Company's operations and lower interest rates.

We provided for income taxes of $2,170,000 for the year ended June 30, 2003, as compared to $360,000 for the similar period in 2002. This increase was primarily the result of higher income.

We recorded net income from continuing operations for the year ended June 30,
2003 of $3,431,000 as compared to $461,000 for the same period in 2002. This increase was due to higher sales and gross margins and lower interest costs partially offset by higher selling, general and administrative expenses and a larger provision for income taxes in the current year.

Results of Discontinued Operations

In December 2000, we decided to dispose of the majority of the assets of its retail division. Accordingly, the operating results of this division are classified as discontinued operations.

There was no activity for the year ended June 30, 2003 as compared to income from discontinued operations of $86,000, net of income taxes for the similar period in 2002. The income in fiscal 2002 relates to the sale of certain assets that were fully depreciated.

Net Income

We had net income of $3,431,000 for the year ended June 30, 2003 as compared to
$547,000 for the similar period in 2002. This increase was due to higher sales and gross margins and lower interest costs partially offset by higher selling, general and administrative expenses and a larger provision for income taxes in the current year, partially offset by income from discontinued operations in the prior year.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
--------------------------------------------------

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of June 30, 2004 (in thousands):

                                                                          Payments Due by Period
                                                            ---------------------------------------------------
                                                               Within                                  After 5
                                                  Total        1 Year       2-3 Years     4-5 Years     Years
                                                ---------   -----------   -------------  -----------  ---------

  Contractual Obligations
  Licensing Agreement                                  420           40            285           95           -
  Operating Leases                                   7,788        1,220          2,366        2,360       1,842
  Consulting Agreements                                821          350            471            -           -
  Employment Contract                                1,650          525          1,125            -           -
                                                   -------       ------         ------       ------      ------
  Total Contractual Obligations                    $10,679       $2,135         $4,247       $2,455      $1,842
                                                   =======       ======         ======       ======      ======

                                                                     Amount of Commitment Expiration Per Period
                                                                     ------------------------------------------
                                                 Total
                                                Amounts        Within                                    After 5
                                               Committed       1 Year        2-3 Years      4-5 Years     Years
                                               ---------       -------       ---------      ---------    --------
  Other Commercial Commitments
  Letters of Credit                               $ 9,485        $9,485            $  -           $  -        $  -
                                                  -------        ------            ----           ----        ----
  Total Commercial Commitments                    $ 9,485        $9,485            $  -           $  -        $  -
                                                  =======        ======            ====           ====        ====

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the year ended June 30, 2004, working capital increased by $564,000 to
$16,543,000, primarily from profitable operations.

During the fiscal year ended June 30, 2004, cash increased by $2,308,000. The
Company used cash of $2,277,000 for the net reduction of its short-term borrowings, $27,000 for the payment of capital lease obligations and $209,000 for the purchase of fixed assets. These activities were funded by cash generated from operating activities of $4,688,000 and the exercise of employee stock options of $133,000.

Receivables, net of allowances, at June 30, 2004 decreased by $1,415,000 to
$7,577,000 from $8,992,000 at June 30, 2003. This decrease is due to lower sales in the fourth quarter of 2004 as compared to the prior year.

Inventory at June 30, 2004 decreased by $4,454,000 to $5,938,000 from
$10,392,000 at June 30, 2003. The decrease is primarily due to a decrease in finished goods. The decrease in finished goods is the result of producing a greater amount of goods specifically for customer orders, the quicker reduction of closeout goods and the timing of receipts as compared to the prior year.

Effective July 1, 2004, we obtained a new revolving line of credit of up to
$24,000,000. The revolving line of credit expires June 30, 2005 and is sufficient for the Company's projected needs for operating capital and letters of credit to fund the purchase of imported goods through July 1, 2005. Direct borrowings under this line bear interest at the prime rate less three quarters of one percent per annum. Availability under the line of credit is subject to the

Company's compliance with certain agreed upon financial formulas. We were in compliance with our prior lender at June 30, 2004 and the Company would have been in compliance with its current line if it were in effect at June 30, 2004.
Under the terms of this financing, the Company has agreed to pledge substantially all of our assets, except the Company's real property.

We believe the available borrowing under its secured revolving line of credit, along with anticipated internally generated funds, will be sufficient to cover its working capital requirements through July 1, 2005.

We anticipate that capital expenditures for fiscal 2005 will be less than
$500,000.

EFFECT OF NEW ACCOUNTING STANDARDS
----------------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB
Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46").
FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply to the first fiscal year or interim period ending after March 31, 2004. The adoption of FIN
46 does not have a material effect on the results of operations or financial position.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to changes in the prime rate based on the Federal Reserve actions and general market interest fluctuations. The Company believes that moderate interest rate increases will not have a material adverse impact on its results of operations, or financial position, in the foreseeable future. For the fiscal year ended June 30, 2004, borrowings peaked during the year at $5,021,000 and the average amount of borrowings was $1,275,000.

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

ITEM 8.  FINANCIAL STATEMENTS.

                                                                                 PAGE

        INDEX TO CONSOLIDATED STATEMENTS AND SUPPLEMENTARY DATA

           Reports of Independent Registered Public Accounting Firms          F-1 - F-2

            Consolidated Balance Sheets at June 30, 2004 and 2003                F-3

            Consolidated Statements of Income for the fiscal
             Years ended June 30, 2004, 2003 and 2002                            F-4

            Consolidated Statements of Shareholders' Equity for
             the fiscal years ended June 30, 2004, 2003 and 2002                 F-5

            Consolidated Statements of Cash Flows for the
             Fiscal years ended June 30, 2004, 2003 and 2002                  F-6 - F-7

           Notes to Consolidated Financial Statements                         F-8 - F-20

        SCHEDULE

             For the fiscal years ended June 30, 2004, 2003 and 2002:

                       II - Valuation and Qualifying Accounts                    S-1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
   Movie Star, Inc.:

We have audited the accompanying consolidated balance sheets of Movie Star, Inc.
and subsidiary as of June 30, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2) for the years ended June 30, 2004 and 2003. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Movie Star, Inc.
and subsidiary as of June 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Mahoney Cohen & Company, CPA, P.C.

New York, New York
August 9, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
   Movie Star, Inc.:

We have audited the accompanying statements of income, shareholders' equity and cash flows of Movie Star, Inc. for the year ended June 30, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(a)(2)
for the year ended June 30, 2002. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of Movie Star, Inc. for the year ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
August 20, 2002

MOVIE STAR, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 AND 2003
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)
------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                                2004         2003

CURRENT ASSETS:
  Cash                                                                                               $2,527       $  219
  Receivables, net                                                                                    7,577        8,992
  Inventory                                                                                           5,938       10,392
  Deferred income taxes                                                                               2,571        2,511
  Prepaid expenses and other current assets                                                             588          365
                                                                                                    -------      -------

            Total current assets                                                                     19,201       22,479

PROPERTY, PLANT AND EQUIPMENT - Net                                                                   1,021        1,153

DEFERRED INCOME TAXES                                                                                   148           50

OTHER ASSETS                                                                                            409          407
                                                                                                    -------      -------

TOTAL ASSETS                                                                                        $20,779      $24,089
                                                                                                    =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable                                                                                      $    -       $2,277
   Current maturities of capital lease obligations                                                        -           27
   Accounts payable                                                                                   1,937        2,888
   Accrued expenses and other current liabilities                                                       721        1,308
                                                                                                    -------      -------

            Total current liabilities                                                                 2,658        6,500
                                                                                                    -------      -------
DEFERRED LEASE LIABILITY                                                                                283          224
                                                                                                    -------      -------

OTHER LONG-TERM LIABILITY                                                                                91          101
                                                                                                    -------      -------

COMMITMENTS AND CONTINGENCIES                                                                             -            -

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value - authorized, 30,000,000 shares;
     issued 17,617,000 shares in 2004 and 17,412,000 shares in 2003                                     176          174
   Additional paid-in capital                                                                         4,706        4,353
   Retained earnings                                                                                 16,483       16,355
                                                                                                    -------      -------

                                                                                                     21,365       20,882

   Less treasury stock, at cost - 2,017,000 shares                                                    3,618        3,618
                                                                                                    -------      -------

           Total shareholders' equity                                                                17,747       17,264
                                                                                                    -------      -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                          $20,779      $24,089
                                                                                                    =======      =======

See notes to consolidated financial statements.

MOVIE STAR, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------------------------------------------------
                                                                                       2004           2003           2002

Net sales                                                                             $53,691       $64,916       $54,359

Cost of sales                                                                          37,581        44,345        39,157
                                                                                      -------       -------       -------

   Gross profit                                                                        16,110        20,571        15,202

Operating Expenses:
  Selling, general and administrative expenses                                         15,824        14.623        13,689
                                                                                      -------       -------       -------

   Operating income from continuing operations                                            286         5,948         1,513

Interest income                                                                           (12)           (4)           (3)
Interest expense                                                                           76           351           695
                                                                                      -------       -------       -------

    Income from continuing operations before income taxes                                 222         5,601           821
Income taxes                                                                               94         2,170           360
                                                                                      -------       -------       -------

    Income from continuing operations                                                     128         3,431           461

Discontinued operations:
  Gain on disposal of discontinued retail stores, including provision for operating losses during phase-out period, net of income taxes
                                                                                            -             -            86
                                                                                      -------       -------       -------

Net income                                                                            $   128       $ 3,431       $   547
                                                                                      =======       =======       =======

BASIC NET INCOME PER SHARE:
  From continuing operations                                                             $.01          $.23          $.03
  From discontinued operations                                                              -             -           .01
                                                                                         ----          ----          ----
  Net income per share                                                                   $.01          $.23          $.04
                                                                                         ====          ====          ====

DILUTED NET INCOME PER SHARE:
  From continuing operations                                                             $.01          $.22          $.03
  From discontinued operations                                                              -             -           .01
                                                                                         ----          ----          ----
  Net income per share                                                                   $.01          $.22          $.04
                                                                                         ====          ====          ====

Basic weighted average number of shares outstanding                                    15,574        15,133        15,085
                                                                                      =======       =======        ======

Diluted weighted average number of shares outstanding                                  16,199        15,407        15,112
                                                                                      =======       =======        ======

See notes to consolidated financial statements.

MOVIE STAR, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
(IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------------------
                                                                ADDITIONAL
                                          COMMON STOCK            PAID-IN        RETAINED          TREASURY STOCK
                                       SHARES      AMOUNT         CAPITAL        EARNINGS       SHARES       AMOUNT       TOTAL

BALANCE, JUNE 30, 2001                   16,954        $ 170           $4,092      $ 12,377        2,017      $(3,618)   $13,021

   Net income                                 -            -                -           547            -            -        547
   Conversion of long-term debt
     for common stock                       148            1               55             -            -            -         56
                                         ------        -----           ------      --------        -----      -------    -------

BALANCE, JUNE 30, 2002                   17,102          171            4,147        12,924        2,017       (3,618)    13,624

   Net income                                 -            -                -         3,431            -            -      3,431
   Exercise of stock options                310            3              206             -            -            -       209
                                         ------        -----           ------      --------        -----      -------    -------

BALANCE, JUNE 30, 2003                   17,412          174            4,353        16,355        2,017       (3,618)    17,264

  Net income                                  -            -                -           128            -            -        128
  Exercise of stock options                 205            2              131             -            -            -        133
  Tax benefit from exercise of
     stock options                            -            -              222             -            -            -        222
                                         ------        -----           ------      --------        -----      -------    -------

BALANCE, JUNE 30, 2004                   17,617         $176           $4,706       $16,483        2,017      $(3,618)   $17,747
                                         ======         ====           ======       =======        =====      =======    =======

See notes to consolidated financial statements.

MOVIE STAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2004, 2003, AND 2002
(IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------
                                                                            2004             2003          2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $  128            $3,431        $ 547
   Adjustments to reconcile net income to net cash
       provided by continuing operating activities
     Depreciation and amortization                                            410               403          356
     Provision for sales allowances and doubtful accounts                     316                69          (67)
     Deferred income taxes                                                     64             1,943          411
     Deferred lease liability                                                  59                84          110
     Gain on discontinued operations                                            -                 -          (86)
     Loss on disposal of property, plant and equipment                          -                19            -
   (Increase) decrease in operating assets:
     Receivables                                                            1,099            (2,060)         925
     Inventory                                                              4,454            (1,595)       3,150
     Prepaid expenses and other current assets                               (223)             (163)         116
     Other assets                                                             (71)             (114)         (75)
   Increase (decrease) in operating liabilities:
     Accounts payable                                                        (951)             (467)         503
     Accrued expenses and other liabilities                                  (597)              321         (288)
                                                                           ------             -----        -----
           Net cash provided by operating activities                        4,688             1,871        5,602
                                                                           ------             -----        -----

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                (209)             (181)        (205)
   Proceeds from sale of property, plant and equipment                          -                 -          737
                                                                           ------             -----        -----
           Net cash (used in) provided by investing activities               (209)             (181)         532
                                                                           ------             -----        -----

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments and purchases of long-term debt and
    capital lease obligations                                                 (27)              (43)      (6,537)
   Net (repayment) proceeds from revolving line of credit                  (2,277)           (1,852)         395
   Proceeds from exercise of employee stock options                           133               209            -
                                                                           ------             -----        -----
           Net cash used in financing activities                           (2,171)           (1,686)      (6,142)
                                                                           ------             -----        -----

           Net cash used in discontinued operations                             -                 -          (38)
                                                                           ------             -----        -----

NET INCREASE (DECREASE) IN CASH                                             2,308                 4          (46)
CASH, BEGINNING OF YEAR                                                       219               215          261
                                                                           ------             -----        -----

CASH, END OF YEAR                                                          $2,527            $  219        $ 215
                                                                           ======            ======        =====

                                                                                              (Continued)

MOVIE STAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2004, 2003, AND 2002
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------
                                                                                   2004       2003         2002

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during period for:
     Interest                                                                     $   76      $  358     $ 863
                                                                                  ======      =======    =====
     Income taxes (net of refunds received)                                       $  343      $   43     $ (51)
                                                                                  ======      ======     =====

SUPPLEMENTAL DISCLOSURES OF NONCASH
  FINANCING ACTIVITIES:
  Conversion of long-term debt for common stock                                   $    -      $    -     $  56
                                                                                  ======      ======     =====
  Tax benefit from exercise of employee stock options                             $  222      $    -     $   -
                                                                                  ======      ======     =====

                                                                     (Concluded)

See notes to consolidated financial statements.

MOVIE STAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business - Movie Star, Inc. is a New York corporation organized in 1935, which designs, manufactures, markets and sells an extensive line of ladies' sleepwear, robes, leisurewear, loungewear, panties and daywear.

        In May 2004, Movie Star, Inc. formed a wholly-owned subsidiary, Cinejour
        Lingerie, Inc., in Montreal, Canada which will market and sell Movie
        Star's products throughout Canada beginning in fiscal 2005.

        Principles of Consolidation - The consolidated financial statements include the accounts of Movie Star, Inc. and its wholly-owned subsidiary, Cinejour Lingerie, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

        Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of
        America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The preparation of financial statements in conformity with accounting principles generally accepted in the United
        States of America also requires management to make estimates and assumptions that affect the disclosures of contingent assets and liabilities at the date of the financial statements. Significant estimates include provision for inventory obsolescence, deferred tax assets, allowances for doubtful accounts and sales discounts. Actual results could differ from those estimates.

        Allowances for Doubtful Accounts/Sales Discounts - The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company also estimates allowances for customer discounts, orders and incentive offerings. If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental allowance at the time the incentive is offered.

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

                                                                                      YEARS ENDED JUNE 30,
                                                                              2004          2003         2002

       Net Income, as reported                                                   $128       $3,431        $547
       Add (deduct) net stock-based employee forfeitures (cost),
         net of taxes                                                             (15)         146         (68)
                                                                                 ----       ------        ----
       Pro forma net income                                                      $113       $3,577        $479
                                                                                 ====       ======        ====

       Basic net income per share, as reported                                   $.01         $.23        $.04
       Add (deduct) net stock-based employee forfeitures (cost)
         per share                                                                  -          .01        (.01)
                                                                                 ----         ----        ----
       Pro forma basic net income per share                                      $.01         $.24        $.03
                                                                                 ====         ====        =====

       Diluted net income per share, as reported                                 $.01         $.22        $.04
       Add (deduct) net stock-based employee forfeitures (cost)
         per share                                                                  -          .01        (.01)
                                                                                 ----         ----        ----
       Pro forma diluted net income per share                                    $.01         $.23        $.03
                                                                                 ====         ====        =====

        The fair value of each option-pricing model was calculated with the following weighted-average assumptions used for grants in 2003 and 2002, respectively; risk-free interest rate 4.0%; expected life 7 years;
        expected volatility of 69.99% and 69.22%. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

        Revenue Recognition - Revenue is recognized upon shipment. Although sales are made without the right of return, in certain instances, the
        Company may accept returns or agree to allowances. Sales returns, discounts and allowances are recorded as a component of net sales in the period in which the related sales are recognized. The customer takes title and assumes the risks and rewards of ownership of the products when

        the merchandise leaves the Company's warehouse. The Company expenses the costs of advertising to customers under cooperative advertising as a reduction of revenue and component of net sales. Cooperative advertising amounted to $160,000, $176,000 and $276,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

        Cost of Sales and Selling Costs - Cost of sales includes the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in, inspection costs, labor associated with quality repairs, internal transfer costs, purchasing and receiving costs, and travel and entertainment related to product sourcing."

        Selling costs include the costs of selling the merchandise, including preparing the merchandise for sale, picking and packing costs, and shipping and handling costs, such as warehousing, freight-out and other direct costs to deliver inventory to customers. Shipping and handling costs aggregated approximately $1,869,000 in 2004, $1,917,000 in 2003 and $1,984,000 in 2002. In addition, selling costs include the costs for apparel design and development activities, including sample designs and patterns. The Company expenses these costs as incurred. Selling costs are a component of selling, general and administrative expenses.

        Income Taxes - The Company follows SFAS No. 109, "Accounting for Income
        Taxes."

        Deferred tax valuation allowance - In assessing the need for a deferred tax valuation allowance, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Since the Company was able to determine that it should be able to realize its deferred tax assets in the future, in excess of its recorded amount, a deferred tax valuation allowance was not deemed necessary. Likewise, should the
        Company determine that it would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

        Net Income Per Share - Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted income per share also includes the dilutive effect of potential common shares outstanding during the period.

        EFFECT OF NEW ACCOUNTING STANDARDS

        In January 2003, the Financial Accounting Standards Board ("FASB")
        issued FASB Interpretation No. 46, "Consolidation of Variable Interest
        Entities" ("FIN 46"). FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply to the first fiscal year or interim period ending after March 31, 2004. The adoption of FIN 46 does not have a material effect on the results of operations or financial position.

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

2.      INVENTORY

        Inventory consists of the following:

                                                                                                      JUNE 30,
                                                                                                 2004           2003
                                                                                                   (IN THOUSANDS)

         Raw materials                                                                            $1,166        $1,470
         Work-in process                                                                             323           655
         Finished goods                                                                            4,449         8,267
                                                                                                  ------       -------
                                                                                                  $5,938       $10,392
                                                                                                  ======       =======

3.      RECEIVABLES

        Receivables are comprised of the following:

                                                                                                       JUNE 30,
                                                                                                     2004        2003
                                                                                                    (IN THOUSANDS)

         Trade                                                                                    $ 9,272      $10,377
         Other                                                                                         10            5
                                                                                                  -------      -------
                                                                                                    9,282       10,382
         Less allowance for doubtful accounts and sales discounts                                  (1,705)      (1,390)
                                                                                                  -------      -------
                                                                                                  $ 7,577      $ 8,992
                                                                                                  =======      =======

4.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following:

                                                                                                      JUNE 30,
                                                                                                 2004           2003
                                                                                                   (IN THOUSANDS)

         Land, buildings and improvements                                                         $ 1,951       $ 1,891
         Machinery and equipment                                                                      527           466
         Office furniture and equipment                                                             1,036           955
         Leasehold improvements                                                                       265           264
                                                                                                  -------       -------
                                                                                                    3,779         3,576
         Less accumulated depreciation and amortization                                            (2,758)       (2,423)
                                                                                                  -------       -------
                                                                                                  $ 1,021       $ 1,153
                                                                                                  =======       =======

        In fiscal 2002, the Company sold its two non-operating facilities located in Virginia and a retail store from discontinued operations for $729,000 and $52,000, respectively.

        Depreciation expense of $340,000, $359,000 and $336,000 was recorded in fiscal 2004, 2003 and 2002, respectively.

 5.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities are comprised of the following:

                                                                                                      JUNE 30,
                                                                                                2004           2003
                                                                                                   (IN THOUSANDS)

         Insurance                                                                                 $ 170         $  335
         Salary, commissions and employee benefits                                                   380            655
         Other                                                                                       171            318
                                                                                                   -----         ------
                                                                                                   $ 721         $1,308
                                                                                                   =====         ======

6.      NOTE PAYABLE

        The Company amended and restated its credit agreement (the "Amended
        Credit Agreement"), effective June 30, 2001. The Amended Credit
        Agreement matured on July 1, 2004 (see below). Under the agreement, the
        Company could borrow, in the aggregate, revolving loans and letters of credit, up to $30,000,000. Availability under the line of credit was subject to the Company's compliance based on financial formulas as outlined in the agreement. As of June 30, 2004 and 2003, the Company was in compliance with respect to the various financial and other covenants of the agreement. Pursuant to the terms of the agreement, the Company had pledged substantially all of its assets, except the Company's real property. Interest on outstanding borrowings was payable at the prime rate, but not less than 4.25 percent per annum.

        For the fiscal year ended June 30, 2004, under the credit agreement, the borrowings peaked at $5,021,000 and the average amount of borrowings was
        $1,275,000, with the weighted average interest rate of 4.25 percent. For the fiscal year ended June 30, 2003, under the credit agreement, the borrowings peaked at $10,055,000 and the average amount of borrowings was $6,352,000, with the weighted average interest rate of 4.84 percent.

        At June 30, 2004, the Company had no borrowings outstanding under this line of credit and had approximately $9,485,000 of outstanding letters of credit.

        At June 30, 2003, the Company had borrowings of $2,277,000 outstanding under this line of credit at an interest rate of 4.25 percent and also had approximately $6,165,000 of outstanding letters of credit.

        Effective July 1, 2004, the Company secured a line of credit with another financial institution. This line of credit matures on June 30,
        2005. Under this line of credit, the Company may borrow in the aggregate, revolving loans and letters of credit, up to $24,000,000.
        Availability under this line of credit is subject to the Company's compliance with certain financial formulas as outlined in the agreement.
        Pursuant to the terms of this line of credit, the Company pledged substantially all of its assets, except the Company's real property.

        Interest on outstanding borrowings is payable at a variable rate per annum equal to the prime rate less .75 percent (3.5 percent as of July
        1, 2004).

7.      LONG-TERM DEBT

        At June 30, 2003, long-term debt consisted entirely of capitalized lease obligations due within the year.

        12.875% Subordinated Debentures - In fiscal 2002, the Company paid the remaining balance on its 12.875% Subordinated Debentures of $4,180,000 one-month early utilizing its Amended Credit Agreement.

        8% Senior Notes - In fiscal 2002, holders of $55,500 in principal amount of the 8% Convertible Senior Notes converted their Notes into approximately 148,000 shares of the Company's common stock and the
        Company paid the remaining balance on the Notes of $2,284,000 at maturity utilizing its Amended Credit Agreement.

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

        Note Payable, Capital Lease Obligations and Other Long-term Liabilities
        - The fair value of these securities are estimated based on quoted market prices. If no market quotes are available, interest rates that are currently available to the Company for issuance of the debt with similar terms and remaining maturities are used to estimate fair value of debt issues. The carrying value approximates the fair value.

        The fair value estimates are based on pertinent information available to management as of June 30, 2004 and 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

9.      INCOME TAXES

        Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carry forwards.

        The income tax effects of significant items, comprising the Company's net deferred tax assets and liabilities, are as follows:

                                                                                                  JUNE 30,
                                                                                            2004           2003
                                                                                               (IN THOUSANDS)

          Deferred tax liabilities:
            Differences between book and tax basis of property,
              plant and equipment                                                          $    -         $   40
                                                                                           ------         ------
          Deferred tax assets:
            Difference between book and tax basis of inventory                                544            880
            Reserves not currently deductible                                                 832            730
            Operating loss carry forwards                                                   1,083            888
            Other                                                                             260            103
                                                                                           ------         ------
                                                                                            2,719          2,601
                                                                                           ------         ------

          Net deferred tax asset                                                           $2,719         $2,561
                                                                                           ======         ======

           The provision for (benefit from) income taxes on continuing operations is comprised as follows:

                                                                                        YEARS ENDED JUNE 30,
                                                                                 2004          2003        2002
                                                                                        (IN THOUSANDS)

            Current:
               Federal                                                          $(12)         $  126       $ (15)
               State and local                                                    42             101          22
                                                                                ----          ------       -----
                                                                                  30             227           7
                                                                                ----          ------       -----
            Deferred
               Federal                                                            54           1,652         300
               State and local                                                    10             291          53
                                                                                ----          ------       -----
                                                                                  64           1,943         353
                                                                                ----          ------       -----

                                                                                 $94          $2,170        $360
                                                                                 ===          ======        ====

         A tax provision of $58,000 was allocated to discontinued operations for the year ended June 30, 2002.

         Reconciliation of the U.S. statutory rate with the Company's effective tax rate is summarized as follows:

                                                                                    YEARS ENDED JUNE 30,
                                                                               2004          2003           2002
                                                                                        (IN THOUSANDS)

            Federal statutory rate                                             34.0%         34.0%          34.0%

            Increase (decrease) in tax resulting from:
               State income taxes (net of federal tax benefits)                17.6           4.6            6.4
               Other                                                           (9.3)           .1            2.2
                                                                               ----         -----           ----
            Effective rate                                                     42.3%         38.7%          42.6%
                                                                               ====          ====           ====

        As of June 30, 2004, the Company has net operating loss carry forwards of approximately $2,707,000 for federal income tax purposes that expire between the years 2011 and 2024 and credit carry forwards of approximately $216,000.

10.     COMMITMENTS AND CONTINGENCIES

        Operating Leases --The Company has operating leases expiring in various years through fiscal 2011.

        Future minimum payments under these leases at June 30, 2004 are as follows (in thousands):

                               FISCAL YEAR              AMOUNT

                                    2005                $ 1,220
                                    2006                  1,211
                                    2007                  1,155
                                    2008                  1,167
                                    2009                  1,193
                                 Thereafter               1,842
                                                        -------
                                                        $ 7,788
                                                        =======

        Rental expense for 2004, 2003 and 2002 was approximately $1,255,000,
        $1,240,000 and $1,210,000, respectively.

        Employment Agreement - In January 2003, the Company and Mr. Knigin, the
        Company's CEO and President, finalized their negotiations regarding an extension of Mr. Knigin's employment agreement, which was to expire on
        June 30, 2004. Under the terms of the extended agreement, Mr. Knigin is to receive total base compensation of $2,625,000 over the five-year term of the agreement, effective as of July 1, 2002 and continuing through
        June 30, 2007. As of June 30, 2004, the remaining financial liability of this agreement is $1,650,000. Mr. Knigin may also be entitled to certain severance payments at the conclusion of the term of his agreement, provided the Company attains specified financial performance goals. The severance obligations of the Company, if any, will be reduced by the lump sum payment paid to Mr. Knigin in connection with the sale, by the
        David family, of its shares of the Company's common stock, as discussed below.

        On January 28, 2003, Mr. Knigin voluntarily surrendered and forfeited his options to purchase 1,000,000 shares of the Company's common stock, par value $.01 and relinquished any further rights he may have had under the existing option agreements, which have now been terminated.

        On February 10, 2004, Mark M. David, the Company's then Chairman, and members of his family, entered into an agreement to sell all of their shares of common stock of the Company, an aggregate of 3,532,644 shares, or approximately 22.7% of the total shares outstanding, to TTG Apparel,
        LLC, for a purchase price of $1.70 per share. At the request of the purchaser, the purchase of the shares was approved by the Company's
        Board of Directors. Upon the closing of the transaction, Mark M. David and Gary W. Krat resigned from the Company's Board of Directors. This transaction closed on February 17, 2004. This transaction activated a provision under the Company's employment agreement with Mr. Knigin, which required the Company to make a lump sum payment to Mr. Knigin. As a result, a special charge of approximately $1,084,000 was recorded in the third quarter of fiscal 2004. Under the terms of the agreement with
        Mr. Knigin, the payment is to be applied against any severance obligations of the Company owed to Mr. Knigin under his employment contract, which, in accordance with its terms, expires on June 30, 2007.
        The payment was made on April 8, 2004.

        Consulting Agreements - As of January 1, 2003, the Company and Mark M.
        David, the Company's then Chairman of the Board, have renegotiated Mr.
        David's consulting agreement with the Company that was to expire on June
        30, 2004. The new agreement is with Mr. David's consulting firm. Under the terms of the new agreement, Mr. David's consulting firm will provide the consulting services of Mr. David and will receive annual consulting fees of $225,000 through June 30, 2007.

        As of May 3, 2004, the Company and LLI, Inc. ("LLI"), a corporation organized under the law of the Province of Quebec, Canada, entered into a consulting agreement whereby LLI will provide the sales representation for the Company in Canada and supervise the operations of the Company's office in Montreal. The agreement expires on August 31, 2005 and will be automatically renewed in one year increments provided that LLI meets certain net sales, as defined in the agreement. LLI will receive annual consulting fees of $125,000 through August 31, 2005, plus additional consulting fees for sales in excess of targets, as defined in the agreement.

        Licensing Agreement - In February 2004, the Company entered into a licensing agreement with Maidenform Inc. Pursuant to the agreement, the
        Company is obligated to pay licensing fees, based upon a percentage of net sales, subject to an annual minimum guaranteed royalty. Future minimum guaranteed royalty payments under the non-cancelable agreement as of June 30, 2004 are as follows (in thousands):

                                      FISCAL YEAR              AMOUNT

                                           2005                   $ 40
                                           2006                    115
                                           2007                    170
                                           2008                     95
                                                                 -----
                                                                 $ 420
                                                                 =====

        Guarantees - The Company has not provided any financial guarantees as of
        June 30, 2004.

11.     RELATED PARTY

        Upon the retirement of its then Chief Executive Officer, Mark M. David, in July 1999, the Company entered into an agreement, expiring in October
        2011, to provide for future medical benefits. As of June 30, 2004 and
        2003, the current portion, included in "Accrued expenses and other current liabilities," amounted to $13,000 and $12,000, respectively and the long-term portion, classified as "Other long-term liability,"
        amounted to $91,000 and $101,000, respectively.

12.     CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

        Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company's customers are primarily located throughout the
        United States and are not concentrated in any specific geographic region but are concentrated in the retail industry. One customer accounted for
        38%, 42% and 32% of the Company's net sales in fiscal 2004, 2003, and
        2002, respectively. Another customer accounted for 10%, 10% and 13% of the Company's net sales in fiscal 2004, 2003 and 2002, respectively. The
        Company performs ongoing credit evaluations of its customers' financial condition. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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
        Options to purchase 640,000 shares at an exercise price ranging from
        $.625 to $1.125 per share are outstanding at June 30, 2004. Of the total options granted, 628,000 are presently exercisable. Options to purchase 535,000 shares have been exercised under this plan through
        June 30, 2004. Effective July 15, 2004, options can no longer be granted under the 1994 ISOP.

        On February 21, 2000, the Committee adopted a new Performance Equity
        Plan (including a new Incentive Stock Option Plan) (the "2000 Plan") and
        on November 28, 2000, the Company's shareholders approved the plan. The
        2000 Plan authorizes the Company to grant qualified and non-qualified options to participants for the purchase of up to an additional 750,000 shares of the Company's common stock and to grant other stock-based awards to eligible employees of the Company. Options to purchase 290,000 shares at an exercise price ranging from $.625 to $1.0625 per share are outstanding at June 30, 2004. Of the total options granted, 242,000 are presently exercisable.

        The Company also has a Key Employee Stock Option Plan covering the issuance of up to 1,667,000 shares of the Company's common stock.
        Options to purchase 75,000 shares at an exercise price of $.625 per share are outstanding and exercisable at June 30, 2004.

        The options typically vest over five years.

        Information with respect to stock options is as follows (shares in thousands):

                                                      2004                       2003                       2002
                                               ------------------------   -----------------------   --------------------------

                                                             WEIGHTED-                 WEIGHTED-                    WEIGHTED-
                                                              AVERAGE                   AVERAGE                      AVERAGE
                                                             EXERCISE                  EXERCISE                     EXERCISE
               FIXED OPTIONS                    SHARES         PRICE       SHARES        PRICE         SHARES         PRICE

        Outstanding - beginning of year            1,210        $.70         2,420       $. 68            2,560        $.69
        Granted                                        -           -           100         .54              100         .50
        Exercised                                   (205)        .65          (310)        .67                -           -
        Canceled                                       -           -        (1,000)        .65             (240)        .78
                                                   -----       -----        ------       -----            -----        ----

        Outstanding - end of year                  1,005        $.71         1,210        $.70            2,420        $.68
                                                   =====       =====         =====       =====            =====        ====

        Exercisable - end of year                    945        $.71         1,043        $.69            1,866        $.68
                                                   =====       =====         =====       =====            =====        ====
        Weighted-average fair value of
          options granted during the year                        $ -                      $.28                         $.22
                                                                 ===                      ====                         ====

       The following table summarizes information about the Company's stock options outstanding at June 30, 2004 (options in thousands):

                                    OPTIONS OUTSTANDING                                           OPTIONS EXERCISABLE
    ------------------------------------------------------------------------------      ------------------------------------
                                               WEIGHTED-AVERAGE
                               NUMBER              REMAINING           WEIGHTED-                                 WEIGHTED-
        RANGE OF           OUTSTANDING AT         CONTRACTUAL           AVERAGE          EXERCISABLE AT           AVERAGE
    EXERCISE PRICES        JUNE 30, 2004          LIFE IN YRS       EXERCISE PRICE        JUNE 30, 2003       EXERCISE PRICE
    ---------------      -----------------       -------------      --------------      -----------------     --------------

     $.625 - $.6875              785                3.64                  $.63                  745                  $.63
     $.875 - $1.125              220                5.08                   .98                  200                   .99
                               -----                ----                  ----                  ---                  ----

                               1,005                3.95                  $.71                  945                  $.71
                               =====                ====                  ====                  ===                  ====

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

        In 1983, the Company adopted an Employee Stock Ownership and Capital
        Accumulation Plan (the "Plan"). The Plan covers the Company's employees who meet the minimum credited service requirements of the
        Plan. The Plan is funded solely from employer contributions and income from investments. The Company has made no contributions to the Plan since July 1996 and at that time all employees became 100% vested in their shares. Upon an employee's termination, or in certain other limited circumstances, the employee's shares are distributed to the employee according to his or her direction and the applicable Plan rules. As of June 30, 2004 and 2003, the Plan owned 459,091 and
        525,467 shares of common stock of the Company, respectively. The amount of shares eligible for distribution at June 30, 2004 and 2003 were 193,089 and 244,618, respectively.

14.     NET INCOME PER SHARE

        The Company's calculation of Basic and Diluted Net Income Per Share are as follows (in thousands, except per share amounts):

                                                                                           YEARS ENDED JUNE 30,
                                                                                     2004          2003          2002
                                                                                     (IN THOUSANDS, EXCEPT PER SHARE)

      BASIC:
      Income from continuing operations                                               $  128        $3,431        $ 461
      Income from discontinued operations                                                  -             -           86
                                                                                      ------        ------        -----
      Net income                                                                       $ 128        $3,431        $ 547
                                                                                      ======        ======       ======

      Weighted average number of shares outstanding                                   15,574        15,133       15,085
                                                                                      ======        ======       ======

      Basic net income per share:
         From continuing operations                                                     $.01          $.23         $.03
         From discontinued operations                                                      -             -          .01
                                                                                        ----          ----         ----
         Basic net income per share                                                     $.01          $.23         $.04
                                                                                        ====          ====         ====

    DILUTED:
      Income from continuing operations                                                $ 128       $ 3,431       $  461
      Income from discontinued operations                                                  -             -           86
                                                                                      ------       -------       ------
      Net income                                                                       $ 128       $ 3,431       $  547
                                                                                      ======       =======       ======

      Weighted average number of shares outstanding                                   15,574        15,133       15,085
      Shares Issuable Upon Conversion of Stock Options                                   588           258           18
      Shares Issuable Upon Conversion of Warrants                                         37            16            9
                                                                                      ------        ------       ------
      Total average number of equivalent shares outstanding                           16,199        15,407       15,112
                                                                                      ======        ======       ======

      Diluted net income per share:
          From continuing operations                                                    $.01          $.22         $.03
          From discontinued operations                                                     -             -          .01
                                                                                        ----          ----         ----
          Diluted net income per share                                                  $.01          $.22         $.04
                                                                                        ====          ====         ====

15.     CLOSING OF DISTRIBUTION FACILITY

        In fiscal 2002, the Company sold its distribution facility located in
        Lebanon, Virginia for $630,000 and paid all of the remaining exit and severance costs relating to its closing.

16.     DISCONTINUED OPERATIONS

        In December 2000, management authorized the shutdown of the retail segment and ceased all operations in March 2001. Accordingly, the operating results of this segment, for the year ended June 30, 2002, have been reclassified as income from discontinued operations.

        In fiscal 2002, the Company recorded income on the disposal of its discontinued operations of $144,000 less income taxes of $58,000. This related primarily to the sale of a retail store in excess of its estimated realizable value and the favorable negotiation on its lease terminations.

17.     UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                                                                                          QUARTER
                                                                      FIRST         SECOND       THIRD        FOURTH
                                                                              (IN THOUSANDS, EXCEPT PER SHARE)

       FISCAL YEAR ENDED JUNE 30, 2004

             Net sales                                                $16,826       $14,166      $12,175      $10,524
             Gross profit                                               5,282         4,277        3,831        2,720
             Net income (loss)                                            853           417         (636)        (506)
             Basic net income (loss) per share (a)                        .06           .03         (.04)        (.03)
             Diluted net income (loss) per share (a)                      .05           .03         (.04)        (.03)

       FISCAL YEAR ENDED JUNE 30, 2003

             Net sales                                                $15,780       $16,689      $16,934      $15,513
             Gross profit                                               4,686         5,263        5,617        5,005
             Net income                                                   670           751          961        1,049
             Basic net income per share (a)                               .04           .05          .06          .07
             Diluted net income per share (a)                             .04           .05          .06          .07

        (a)  Quarterly net income (loss) per share amounts may not add to the total for the full year amount, due to rounding.

18.     ACQUISITION

        In expanding the Company's product offerings, as well as diversifying and broadening its sales distribution, on August 3, 2004, the Company completed its acquisition of certain assets of Sidney Bernstein & Son
        Lingerie, Inc. ("SB&S"), a New York based company engaged in the design, marketing and sale of women's lingerie and related apparel accessories, pursuant to an Asset Purchase Agreement, dated as of July
        28, 2004.

        The acquired assets were purchased for an aggregate price of
        $3,387,000 and included, among other assets, $2,873,000 of inventory and $500,000 of intangible assets. The Company also assumed $3,012,000 of SB&S' open purchase orders and received $7,408,000 of open customer orders. Pursuant to the Asset Purchase Agreement, the Company also agreed to pay up to an additional $1,000,000 in the aggregate based upon certain gross profit levels generated by the Company's newly-established Sidney Bernstein & Son Division during the next three fiscal years. In connection with the asset purchase, Daniel
        Bernstein and Irwin Bernstein, the two owners of SB&S have joined the Company as President and Vice President, respectively, of the new division. Unaudited pro forma results of operations are not presented since they are deemed not material.

        On August 3, 2004, the Company entered into an employment agreement with Daniel Bernstein expiring on June 30, 2007. Pursuant to the agreement, Mr. Bernstein is to receive a base compensation of $350,000 annually plus commission based on formulas, as defined, in the agreement. Under the terms of the agreement, the Company is to issue
        Mr. Bernstein options to purchase 75,000 shares of common stock under the Company's 2000 Performance Equity Plan in both fiscal 2005 and
        2006.

                                   * * * * * *

                                                                     SCHEDULE II

MOVIE STAR, INC.
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------------
                      COLUMN A                             COLUMN B          COLUMN C         COLUMN D        COLUMN E

                                                                            ADDITIONS
                                                          BALANCE AT        CHARGED TO                       BALANCE AT
                                                          BEGINNING         COSTS AND                          END OF
                     DESCRIPTION                          OF PERIOD          EXPENSES        DEDUCTIONS        PERIOD

FISCAL YEAR ENDED JUNE 30, 2004:

Allowance for doubtful accounts                               $ 339           $    -          $   (91)(a)

                                                                                                 (248)(b)      $    -

Allowance for sales discounts and allowances                  1,051            5,759           (5,105)          1,705
                                                             ------           ------          -------          ------

                                                             $1,390           $5,759          $(5,444)         $1,705
                                                             ======           ======          =======          ======

FISCAL YEAR ENDED JUNE 30, 2003:

Allowance for doubtful accounts                               $ 406           $    -          $   (26)(a)
                                                                                                  (41)(b)      $  339

Allowance for sales discounts and allowances                    915            4,698           (4,562)          1,051
                                                             ------           ------          -------          ------

                                                             $1,321           $4,698          $(4,629)         $1,390
                                                             ======           ======          =======          ======

FISCAL YEAR ENDED JUNE 30, 2002:

Allowance for doubtful accounts                               $ 284           $  122          $     -          $  406

Allowance for sales discounts and allowances                  1,103            3,565           (3,753)            915
                                                             ------           ------          -------          ------

                                                             $1,387           $3,687          $(3,753)         $1,321
                                                             ======           ======          =======          ======

(a)  Uncollectible accounts written off.
(b)  Reduction in allowance.

                                      S-1

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

None

ITEM 9A.   CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the
Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and
Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.     EXECUTIVE OFFICERS AND DIRECTOR OF THE COMPANY

See Item 14.

ITEM 11.     EXECUTIVE COMPENSATION

See Item 14.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See Item 14.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 14

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Items 10, 11, 12, 13 and 14 is incorporated by reference to the information included in the Company's definitive proxy statement in connection with the 2004 Annual Meeting of Shareholders.

                                     PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     1.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             Included in Part II, Item 8 of this report:

                   Reports of Independent Registered Public Accounting Firms

                   Consolidated Balance Sheets at June 30, 2004 and 2003

                   Consolidated Statements of Income for the fiscal
                    Years ended June 30, 2004, 2003 and 2002

                   Consolidated Statements of Shareholders' Equity for the
                    fiscal years ended June 30, 2004, 2003 and 2002

                   Consolidated Statements of Cash Flows for the
                    Fiscal years ended June 30, 2004, 2003 and 2002

                   Notes to Consolidated Financial Statements

        2.   SCHEDULE

                   For the fiscal years ended June 30, 2004, 2003 and 2002:

                     II - Valuation and Qualifying Accounts

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

        3.   EXHIBITS

     EXHIBIT
     NUMBER               EXHIBIT                                    METHOD OF FILING
     ------               -------                                    ----------------

     2.1                  Asset Purchase Agreement dated July 28,    Incorporated by reference as Exhibit 2.1
                          2004, among the Company, Sidney            to Form 8-K for the quarter ended
                          Bernstein & Son Lingerie, Inc., Irwin      September 30, 2004 and filed on August 6,
                          Bernstein and Daniel Bernstein.            2004

     3.1                  Certificate of Incorporation               Incorporated by reference as Exhibit 3.1
                                                                     to Form 10-K for fiscal year ended June
                                                                     30, 1988 and filed on October 13, 1988.

     3.2                  Amended Certificate of                     Incorporated by reference as
                          Incorporation                              Exhibit 3.1.1 to Form 10-K for fiscal
                                                                     year ended June 30, 1992
                                                                     and filed on September 25,
                                                                     1992.

     3.3                  Amended Certificate of                     Incorporated by reference as Exhibit
                          Incorporation                              3.1.2 to Form 8 Amendment to Form 10-K
                                                                     for fiscal year ended June 30, 1992 and
                                                                     filed on January 19, 1993.

     EXHIBIT
     NUMBER               EXHIBIT                                    METHOD OF FILING
     ------               -------                                    ----------------

     3.4                  By-Laws                                    Incorporated by reference as Exhibit 3.2
                                                                     to Form 10-K for fiscal year ended June 30,
                                                                     1988 and filed on October 13, 1988.

     10.1                 1994 Incentive Stock Option                Incorporated by reference as Exhibit
                          Plan.                                      10.3.1 to Form 10-K for fiscal year ended
                                                                     June 30, 1994 and filed on October 12,
                                                                     1994.

     10.2                 1988 Non-Qualified Stock                   Incorporated by reference as Exhibit 10.7
                          Option Plan.                               to Form 10-K for fiscal year ended June
                                                                     30, 1989 and filed on September 27, 1989.

     10.3                 Agreement dated as of July 1, 1999         Incorporated by reference as
                          between Mark M. David and the Company      Exhibit 10.11 to Form 10-K for fiscal
                          providing for retirement benefits to Mr.   year ended June 30, 1999 and filed on
                          David.                                     September 28, 1999.

     10.4                 Agreement regarding severance benefits     Incorporated by reference as Exhibit
                          dated as of July 1, 2001 between Saul      10.15 to Form 10-K for fiscal year ended
                          Pomerantz and the Company.                 June 30, 2001 and filed on September 26,
                                                                     2001.

     10.5                 Agreement dated as of January 1, 2003      Incorporated by reference as Exhibit
                          between BENJAM Consulting LLC and the      10.17 to Form 10-Q for the quarter ended
                          Company replacing the Agreement dated as   December 31, 2002 and filed on February
                          of July 1, 1999 between Mark M. David and  13, 2003.
                          the Company for Mr. David's consulting
                          services.

     10.6                 Employment Agreement dated as of July 1,   Incorporated by reference as Exhibit
                          2002 between Melvyn Knigin and the         10.18 to Form 10-Q for the quarter ended
                          Company replacing the Agreement dated as   December 31, 2002 and filed on February
                          of February 22, 2000.                      13, 2003.

     10.7                 Letter dated January 28, 2003 from Melvyn  Incorporated by reference as Exhibit
                          Knigin to the Company for the surrender    10.19 to Form 10-Q for the quarter ended
                          and forfeiture of Mr. Knigin's stock       December 31, 2002 and filed on February
                          options.                                   13, 2003.

     EXHIBIT
     NUMBER               EXHIBIT                                    METHOD OF FILING
     ------               -------                                    ----------------

     10.8                 Line of Credit Agreement effective         Filed Herewith.
                          July 1, 2004 between HSBC Bank USA
                          and the Company.

     10.9                 LIBOR Revolving Demand Note                Filed herewith.
                          effective July 1, 2004
                          between HSBC Bank USA
                          and the Company.

     10.10                 Demand Grid Note effective July 1,         Filed Herewith.
                          2004 between HSBC Bank
                          USA and the Company.

     10.11                Continuing Letter of Credit Agreement      Filed Herewith.
                          effective July 1, 2004 between HSBC
                          Bank USA and the Company.

     10.12                Continuing General Security                Filed Herewith.
                          Agreement effective July 1, 2004
                          between HSBC Bank USA  and the Company.

     21                   Subsidiary of the Company.                 Filed herewith.

     23                   Consents of Independent Registered         Filed herewith.
                          Public Accounting Firms

     31.1                 Certification by Chief Executive Officer.  Filed herewith.

     31.2                 Certification by Principal Financial and   Filed herewith.
                          Accounting Officer.

     32                   Section 1350 Certification.                Filed herewith.

(b) REPORT ON FORM 8-K

                Date                   Items            Financial Statements
                ----                   -----            --------------------

             April 14, 2004             7, 9                    None

             May 11, 2004               7, 12                   None

             August 6, 2004             2, 7                    None

             August 25, 2004            2, 9                    None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and
Exchange Act of 1934, the Company has duly caused this document to be signed on its behalf by the undersigned, thereunto duly authorized.

September 23, 2004

MOVIE STAR, INC.

                                      By:  /s/ MELVYN KNIGIN
                                           ------------------
                                           MELVYN KNIGIN
                                           Interim Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated.

     /s/MELVYN KNIGIN                      Interim Chairman of the Board;            September 23, 2004
     -----------------                     President; Chief Executive
     MELVYN KNIGIN                         Officer

     /s/ SAUL POMERANTZ                    Executive Vice President;                 September 23, 2004
     ------------------                    Chief Operating Officer;
     SAUL POMERANTZ                        Secretary & Director

     /s/ THOMAS RENDE                      Chief Financial Officer (Principal        September 23, 2004
     ----------------                      Financial & Accounting Officer);
     THOMAS RENDE                          Director

     /s/ JOEL M. SIMON                     Director                                  September 23, 2004
     -----------------
     JOEL M. SIMON

     /s/ MICHAEL A. SALBERG                Director                                  September 23, 2004
     ----------------------
     MICHAEL A. SALBERG

     /s/ PETER COLE                        Director                                  September 23, 2004
     --------------
     PETER COLE

     /s/ JOHN L. EISEL                     Director                                  September 23, 2004
     -----------------
     JOHN L. EISEL