Form 10-Q
period 2004-09-30
MOVIE STAR INC /NY/
filed 2004-11-10
CIK 93631

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934

For the quarter ended September 30, 2004

     Transition Report Pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934

For the transition period from                           to
                                ------------------------    -------------------

Commission File Number                        1-5893
                       ---------------------------------------------------------

                                MOVIE STAR, INC.
--------------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

          New York                                           13-5651322
--------------------------------------------------------------------------------
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

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

The number of common shares outstanding on October 29, 2004 was 15,619,975.

                                MOVIE STAR, INC.
                           FORM 10-Q QUARTERLY REPORT
                                TABLE OF CONTENTS

                                                                                       PAGE
PART I.           FINANCIAL INFORMATION

       Item 1.    Financial Statements

           Condensed Balance Sheets at September 30, 2004 (Unaudited),
           June 30, 2004 (Audited) and September 30, 2003 (Unaudited)                    3

           Statements of Income (Unaudited) for the Three Months Ended
           September 30, 2004 and 2003                                                   4

           Condensed Statements of Cash Flows (Unaudited) for the
           Three Months Ended September 30, 2004 and 2003                              5 - 6

           Notes to Condensed Unaudited Financial Statements                          7 - 10

       Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                11 - 16

       Item 3.     Quantitative and Qualitative Disclosures About Market Risk            16

       Item 4.     Controls and Procedures                                               17

PART II.          OTHER INFORMATION                                                      18

Signatures                                                                               18

PART  I.   FINANCIAL INFORMATION

    ITEM 1.      FINANCIAL STATEMENTS

                                MOVIE STAR, INC.
                            CONDENSED BALANCE SHEETS
                     (In Thousands, Except Number of Shares)

                                                                                September 30,   June 30, September 30,
                                                                                     2004        2004*        2003
                                                                                -------------  --------- -------------
                                                                                 (Unaudited)              (Unaudited)

                                     Assets
Current Assets
 Cash                                                                              $    354    $  2,527    $    228
 Receivables, net                                                                    10,642       7,577      12,068
 Inventory                                                                           14,381       5,938       9,505
 Deferred income taxes                                                                2,702       2,571       2,028
 Prepaid expenses and other current assets                                              631         588         426
                                                                                   --------    --------    --------
        Total current assets                                                         28,710      19,201      24,255

Property, plant and equipment, net                                                    1,093       1,021       1,094
Deferred income taxes                                                                   148         148          50
Goodwill                                                                                537        --          --
Other assets                                                                            440         409         403
                                                                                   --------    --------    --------
        Total assets                                                               $ 30,928    $ 20,779    $ 25,802
                                                                                   ========    ========    ========

                      Liabilities and Shareholders' Equity

Current Liabilities
 Notes payable                                                                     $ 10,142    $   --      $  4,020
 Current maturities of capital lease obligations                                       --          --            17
 Accounts payable and other current liabilities                                       2,864       2,658       3,194
                                                                                   --------    --------    --------
         Total current liabilities                                                   13,006       2,658       7,231
                                                                                   --------    --------    --------

Long-term liabilities                                                                   379         374         337
                                                                                   --------    --------    --------

Commitments and Contingencies                                                          --          --          --

Shareholders' equity
 Common stock, $.01 par value - authorized 30,000,000 shares;
   issued 17,637,000 shares in September 2004, 17,617,000 in
   June 2004 and 17,592,000 in September 2003                                           176         176         176
  Additional paid-in capital                                                          4,729       4,706       4,468
  Retained earnings                                                                  16,253      16,483      17,208
  Accumulated other comprehensive income                                                  3        --          --
  Treasury stock, at cost--2,017,000 shares                                          (3,618)     (3,618)     (3,618)
                                                                                   --------    --------    --------
         Total shareholders' equity                                                  17,543      17,747      18,234
                                                                                   --------    --------    --------

Total liabilities and shareholders' equity                                         $ 30,928    $ 20,779    $ 25,802
                                                                                   ========    ========    ========

* Derived from audited financial statements.

See notes to condensed unaudited financial statements.

                                MOVIE STAR, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                   Three Months Ended
                                                                      September  30,
                                                                  --------------------
                                                                     2004        2003
                                                                  --------    --------

Net sales                                                         $ 12,830    $ 16,826
Cost of sales                                                        9,000      11,544
                                                                  --------    --------
  Gross profit                                                       3,830       5,282

Selling, general and administrative expenses                         4,181       3,819
                                                                  --------    --------

  (Loss) income from operations                                       (351)      1,463

Interest expense                                                        33          42
                                                                  --------    --------

  (Loss) income before income taxes                                   (384)      1,421
Income taxes                                                          (154)        568
                                                                  --------    --------

  Net (loss) income                                               $   (230)   $    853
                                                                  ========    ========

  BASIC NET (LOSS) INCOME PER SHARE                                  $(.01)       $.06
                                                                     =====        ====

  DILUTED NET (LOSS) INCOME PER SHARE                                $(.01)       $.05
                                                                     =====        ====

Basic weighted average number of shares outstanding                 15,617      15,502
                                                                    ======      ======
Diluted weighted average number of shares outstanding               15,617      16,211
                                                                    ======      ======

See notes to condensed unaudited financial statements.

                                MOVIE STAR, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                 Three Months Ended
                                                                                     September 30,
                                                                                 --------------------
                                                                                   2004        2003
                                                                                 --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                                               $   (230)   $    853
    Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Depreciation and amortization                                                      96         106
    Provision for sales allowances and doubtful accounts                             (736)        338
    Deferred income taxes                                                            (131)        483
    Deferred lease liability                                                            8          15
 (Increase) decrease in operating assets, net of effect of acquisition of business:
    Receivables                                                                    (2,329)     (3,414)
    Inventory                                                                      (5,570)        887
    Prepaid expenses and other current assets                                         (41)        (61)
    Other assets                                                                       (8)         (9)
  Increase (decrease) in operating liabilities:
    Accounts payable and other current liabilities                                    203      (1,005)
                                                                                 --------    --------

    Net cash used in operating activities                                          (8,738)     (1,807)
                                                                                 --------    --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                                                             (147)        (34)
  Acquisition of business                                                          (3,456)       --
                                                                                 --------    --------

      Net cash used in investing activities                                        (3,603)        (34)
                                                                                 --------    --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of capital lease obligations                                               --           (10)
 Proceeds from revolving line of credit, net                                       10,142       1,743
 Proceeds from exercise of employee stock options                                      23         117
                                                                                 --------    --------

      Net cash provided by financing activities                                    10,165       1,850
                                                                                 --------    --------

 Effect of exchange rate changes on cash                                                3        --
                                                                                 --------    --------

 NET (DECREASE) INCREASE IN CASH                                                   (2,173)          9
 CASH, beginning of period                                                          2,527         219
                                                                                 --------    --------

 CASH, end of period                                                             $    354    $    228
                                                                                 ========    ========

                                                                                             (Cont'd)

                                MOVIE STAR, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                         Three Months Ended
                                                            September 30,
                                                        --------------------
                                                        2004            2003
                                                        ----            ----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during period for:
     Interest                                           $10             $ 42
                                                        ===             ====
     Income taxes                                       $13             $155
                                                        ===             ====

                                                                  (Concluded)

See notes to condensed unaudited financial statements.

                                MOVIE STAR, INC.
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL STATEMENTS

     In the opinion of the Company, the accompanying condensed unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004 and the results of operations for the interim periods presented and cash flows for the three months ended September 30, 2004 and
     2003, respectively.

     The condensed financial statements and notes are presented as required by
     Form 10-Q and do not contain certain information included in the Company's year-end financial statements. The June 30, 2004 condensed balance sheet was derived from the Company's audited financial statements. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.
     This Form 10-Q should be read in conjunction with the Company's financial statements and notes included in the 2004 Annual Report on Form 10-K.

2.   STOCK OPTIONS

     Pursuant to Accounting Principles Board Opinion No. 25, "Accounting for
     Stock Issued to Employees," the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. Accordingly, no compensation expense has been recorded in the financial statements with respect to option grants. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123,
     "Accounting for Stock-Based Compensation," as amended by SFAS No. 148,
     "Accounting for Stock-Based Compensation - Transition and Disclosure, an
     amendment of SFAS No. 123."

     Had the Company elected to recognize compensation expense for stock-based compensation using the fair value method net income, basic net income per share and diluted net income per share would have been as follows:

                                                             Three Months Ended
                                                                September 30,
                                                            --------------------
                                                              2004        2003
                                                              ----        ----

     Net (loss) income, as reported                           $(230)      $853
     Deduct stock-based employee cost, net of taxes              (4)        (4)
                                                              -----       ----
     Pro forma net (loss) income                              $(234)      $849
                                                              =====       ====

     Basic net (loss) income per share, as reported           $(.01)      $.06
     Deduct stock-based employee cost per share                   -          -
                                                              -----       ----
     Pro forma basic net (loss) income per share              $(.01)      $.05
                                                              =====       ====

     Diluted net (loss) income per share, as reported         $(.01)      $.05
     Deduct stock-based employee cost per share                   -          -
                                                              -----       ----
     Pro forma diluted net (loss) income per share            $(.01)      $.05
                                                              =====       ====

     Per share amounts may not add due to rounding.

     During the quarter ended September 30, 2004, the Company granted options to purchase 75,000 shares of common stock under the 2000 Performance Equity
     Plan at an exercise price of $1.40. The fair value of the options-pricing model was calculated with the following weighted-average assumptions used for the grant: risk-free interest rate 3.5%; expected life 7 years;
     expected volatility 63.23%. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

3.   INVENTORY

     The inventory consists of the following (in thousands):

                                   September 30,   June 30,     September 30,
                                       2004          2004           2003
                                     -------        -------        -------

     Raw materials                   $ 1,285        $ 1,166        $ 1,620
     Work-in process                     252            323            447
     Finished goods                   12,844          4,449          7,438
                                     -------        -------        -------
                                     $14,381        $ 5,938        $ 9,505
                                     =======        =======        =======

4.   NOTE PAYABLE

     Effective July 1, 2004, the Company secured a line of credit with an international bank. This line of credit matures on June 30, 2005. Under this line of credit, the Company may borrow in the aggregate, revolving loans and letters of credit, up to $24,000,000. As of September 30, 2004, the Company had borrowings of $10,142,000 outstanding under the credit facility and also had approximately $7,295,000 of outstanding letters of credit. Availability under this line of credit is subject to the Company's compliance with certain financial formulas as outlined in the agreement.
     The Company was in compliance as of September 30, 2004. Pursuant to the terms of this line of credit, the Company pledged substantially all of its assets, except the Company's real property. Interest on outstanding borrowings is payable at a variable rate per annum, equal to the prime rate less 0.75 percent (4.0 percent as of September 30, 2004).

5.   COMMITMENTS AND CONTINGENCIES

     Employment Agreement - Effective as of July 1, 2002, the Company entered into an employment agreement with Melvyn Knigin, the Company's CEO and
     President, which expires on June 30, 2007. As of September 30, 2004, the remaining financial liability of this agreement is $1,519,000. Mr. Knigin may also be entitled to certain severance payments at the conclusion of the term of his agreement, provided the Company attains specified financial performance goals. The severance obligations of the Company, if any, will be reduced by the lump sum payment paid to Mr. Knigin in connection with the sale, by the David family, of its shares of the Company's common stock which occurred in February 2004.

6.   NET (LOSS) INCOME PER SHARE

     Net (Loss) Income Per Share - The Company's calculation of basic and diluted net (loss) income per share is as follows (in thousands, except per share amounts):

                                                                                      Three Months Ended
                                                                                         September 30,
                                                                                      -------------------
                                                                                       2004         2003
                                                                                      -------      ------

          BASIC:
          -----
       Net (loss) income                                                                $(230)        $853
                                                                                        =====        =====
       Basic weighted average number of shares outstanding                             15,617       15,502
                                                                                       ======       ======
       Basic net (loss) income per share                                                $(.01)        $.06
                                                                                       ======       ======

          DILUTED:
          -------
       Net (loss) income                                                                $(230)        $853
                                                                                        =====         ====

       Weighted average number of shares outstanding                                   15,617       15,502
               Shares Issuable Upon Conversion of Stock Options                             -          670
               Shares Issuable Upon Conversion of Warrants                                  -           39
                                                                                       ------       ------
       Total average number of equivalent shares outstanding                           15,617       16,211
                                                                                       ======       ======

       Diluted net (loss) income per share                                              $(.01)        $.05
                                                                                        =====         ====

     Options and warrants to purchase 495,000 shares of common stock at prices ranging from $.4375 to $1.0625 per share, as of September 30, 2004, were not included in the computation of diluted net income per share since they would be considered antidilutive.

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

     The acquired assets were purchased for an aggregate price of $3,379,000.
     The Company also assumed $3,012,000 of SB&S' open purchase orders and received $7,408,000 of open customer orders. Pursuant to the Asset Purchase
     Agreement, the Company also agreed to pay up to an additional $1,000,000 in the aggregate based upon certain gross profit levels generated by the
     Company's newly-established Sidney Bernstein & Son Division during the next three fiscal years. In connection with the asset purchase, Daniel
     Bernstein, one of the owners of SB&S has joined the Company as President of the new division.

     The acquisition was accounted for by the purchase method of accounting and the acquisition consideration was allocated among the tangible and intangible assets in accordance with their estimated fair value on the date of acquisition. In accordance with SFAS No. 142, goodwill will be subject to impairment testing at least annually. The results of operations of SB&S since August 3, 2004, are included in the Company's consolidated statement of operations. The total amount of

     goodwill is expected to be deductible for income tax purposes. The acquisition consideration and allocation of that consideration, which does not include any future purchase price adjustments based on subsequent performance thresholds, are as follows:

      ACQUISITION CONSIDERATION:
          Cash consideration paid                                 $ 3,379,000
          Transaction related fees                                     77,000
                                                                  -----------
             Total acquisition consideration                      $ 3,456,000
                                                                  ===========

      ALLOCATION OF ACQUISITION CONSIDERATION:
          Inventory                                                $2,873,000
          Goodwill related to acquisition                             537,000
          Covenant not to compete                                      40,000
          Property and equipment                                        4,000
          Other current assets                                          2,000
                                                                  -----------
             Total                                                $ 3,456,000
                                                                  ===========

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

When used in this Form 10-Q and in future filings by the Company with the
Commission, the words or phrases "will likely result," "management expects" or
"the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are
cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks are included in "Item 1: Business," "Item
7: Management's Discussion and Analysis of Financial Condition and Results of
Operations included in the Company's June 30, 2004 Form 10-K. In assessing forward-looking statements contained herein, readers are urged to carefully read those statements.

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

For the first quarter of fiscal 2005, approximately 50% of our sales were made to mass merchandisers, 9% to national chains, and 12% to department stores. The balance of our sales were unevenly distributed among discount, specialty, regional chain stores and direct mail catalog marketers.

For the fiscal year 2004, approximately 41% of our sales were made to mass merchandisers, 21% to national chains, and 16% to department stores. The balance of our sales were unevenly distributed among discount, specialty, regional chain stores and direct mail catalog marketers.

During fiscal 2004, we experienced a significant reduction in sales that was primarily the result of receiving fewer orders from some of our larger customers. For the first quarter of fiscal 2005, we experienced a continued
decline in sales that was primarily the result of a shift in orders from the first quarter to the second quarter. Due to this shift in orders, shipments for the second quarter of fiscal 2005 will be significantly higher than the corresponding period last year. However, some of the larger orders to be shipped in the second quarter of fiscal 2005 are at a considerably lower gross margin.
Also, if it were not for the customer orders of the Sidney Bernstein & Son
("SB&S") division, the expected dollar volume of orders to be shipped for the first half of fiscal 2005 would be roughly comparable to those shipped for the first half of fiscal 2004. Although we did not receive customer orders with respect to certain customer programs for which we presented our products and for which we have received orders in the past, we are still a vendor source for those customers and we will be able to continue to present our products to those customers in upcoming seasons.

In a continued effort to improve the top line growth, as well as our overall profitability, we have (i) acquired the inventory and certain other assets of
Sidney Bernstein & Son Lingerie, Inc., (ii) signed a licensing agreement with
Maidenform Inc. which is scheduled for its first delivery in the beginning of calendar 2005 and (iii) hired a representative in Canada to begin selling to the
Canadian market, which we began shipping in this fiscal quarter.

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

Allowance for Doubtful Accounts/Sales Discounts - Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management also estimates expenses for customer discounts, programs and incentive offerings. If market conditions were to decline, management may take actions to increase customer incentive offerings possibly resulting in an incremental expense at the time the incentive is offered.

Deferred Tax Valuation Allowance - In assessing the need for a deferred tax valuation allowance, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Since we were able to determine that we should be able to realize our deferred tax assets in the future, a deferred tax asset valuation allowance was not deemed necessary. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

The following table shows each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the consolidated financial statements included elsewhere in this Quarterly
Report on Form 10-Q (in thousands, except for percentages):

                                                                          Three Months ended
                                                                              September 30,
                                                                       2004                  2003
                                                                ------------------    -------------------

Net sales                                                       $ 12,830    100.0%    $ 16,826     100.0%
Cost of sales                                                      9,000     70.1%      11,544      68.6%
                                                                --------    -------   --------     -----
   Gross profit                                                    3,830     29.9%       5,282      31.4%
Operating Expenses:
   Selling, general and administrative expenses                    4,181     32.6%       3,819      22.7%
                                                                --------    -------   --------     -----
   Operating (loss) income                                          (351)    (2.7)%      1,463      8.7%
Interest expense                                                      33       .3%          42       .2%
                                                                --------    -------   --------     -----
  (Loss) income before income taxes                                 (384)     3.0)%      1,421      8.5%
Income taxes                                                        (154)    (1.2)%        568      3.4%
                                                                --------    -------   --------     -----
Net (loss) income                                               $   (230)    (1.8)%   $    853      5.1%
                                                                ========    =====     ========     =====

RESULTS OF OPERATIONS

Net sales for the three months ended September 30, 2004 decreased $3,996,000, or
23.7% to $12,830,000 from $16,826,000 in the comparable period in 2003. The SB&S division accounted for $3,119,000 of the sales in the quarter. Absent these sales by this new division, the decrease in sales for the remaining Movie Star company was $7,115,000, or 42.3%. This was due primarily to a shift in orders from the first quarter to the second quarter. Due to this shift in orders, shipments for the second quarter of fiscal 2005 will be significantly higher than the corresponding period last year. However, some of the larger orders to be shipped in the second quarter of fiscal 2005 are at a considerably lower gross margin. Also, if it were not for the customer orders of the SB&S division, the expected dollar volume of orders to be shipped for the first half of fiscal
2005 would be roughly comparable to those shipped for the first half of fiscal
2004.

The gross profit percentage decreased to 29.9% for the three months ended
September 30, 2004 from 31.4% in the similar period in 2003. The lower overall margin resulted from the addition of the SB&S division, which operated at a
25.2% gross margin (which was the anticipated margin for this division) while the remaining Movie Star company operated at a 31.3% margin.

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

Selling, general and administrative expenses were $4,181,000, or 32.6% of net sales for the three months ended September 30, 2004, as compared to $3,819,000, or 22.7% of net sales for the similar period in 2003. This increase of $362,000 resulted from an increase in salary expense and salary related costs of $223,000 and an increase in shipping expense of $148,000, partially offset by a net decrease in other general overhead expenses. The increase in salaries was primarily the result of additional personnel for the SB&S division. The increase in shipping expense is primarily the result of utilizing the SB&S distribution center for August and September. Utilizing the SB&S distribution center creates excess shipping capacity, which will continue until December 31, 2004. Beginning in January 2005, we expect to begin shipping the SB&S orders from our distribution center in Mississippi.

We recorded a loss from operations of $351,000 for the three months ended
September 30, 2004 as compared to income from operations of $1,463,000 for the similar period in 2003. This decrease was due to lower sales and margins and higher selling, general and administrative expenses.

Interest expense for the three months ended September 30, 2004 decreased by
$9,000 to $33,000 from $42,000 in the comparable period in 2003, due primarily to lower interest rates.

We provided for an income tax benefit of $154,000 for the three months ended
September 30, 2004, as compared to an income tax provision of $568,000 for the same period in 2003. We utilized an estimated income tax rate of 40% in both periods.

NET INCOME

We had a net loss of $230,000 for the three months ended September 30, 2004 and net income of $853,000 for the similar period in 2003. The decrease was due to lower sales and gross margins and an increase in selling, general and administrative expenses, partially offset by a reduction in interest expense and an income tax benefit in the current period as compared to a provision for income taxes in the similar period last year.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of September 30, 2004 (in thousands):

                                                        Payments Due by Period
                                                        ----------------------
                                                       Within                        After 5
                                              Total    1 Year   2-3 Years  4-5 Years  Years
                                             -------   -------  ---------  --------- --------

Contractual Obligations
-----------------------
Credit Facility                              $10,142   $10,142   $    --   $    --   $    --
Licensing Agreement                              420        60       313        47        --
Operating Leases                               7,518     1,229     2,361     2,381     1,547
Consulting Agreements                            734       340       394        --        --
Employment Contracts                           2,481       881     1,600        --        --
                                             -------   -------   -------   -------   -------
Total Contractual Obligations                $21,295   $12,652   $ 4,668   $ 2,428   $ 1,547
                                             =======   =======   =======   =======   =======

                                                    Amount of Commitment Expiration Per Period
                                             Total  ------------------------------------------
                                            Amounts    Within                        After 5
                                           Committed   1 Year   2-3 Years  4-5 Years  Years
                                           ---------   ------   ---------  --------- --------
Other Commercial Commitments
----------------------------
Letters of Credit                            $ 7,295   $ 7,295   $    --   $    --   $    --
                                             -------   -------   -------   -------   -------
Total Commercial Commitments                 $ 7,295   $ 7,295   $    --   $    --   $    --
                                             =======   =======   =======   =======   =======

OFF-BALANCE SHEET ARRANGEMENTS

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2004, our working capital decreased by
$839,000 to $15,704,000, primarily due to the goodwill paid for the SB&S division and the loss from operations.

During the three months ended September 30, 2004, cash decreased by $2,173,000.
We used cash of $8,738,000 in our operations, $147,000 for the purchase of fixed assets and $3,456,000 for the acquisition of the inventory and certain other assets of Sidney Bernstein & Son Lingerie, Inc. The net proceeds from short-term borrowings of $10,142,000 and the exercise of employee stock options of $23,000 primarily funded these activities.

Receivables, net of allowances, at September 30, 2004 increased by $3,065,000 to
$10,642,000 from $7,577,000 at June 30, 2004. This increase is due to higher sales in the two months prior to the end of the quarter as compared to the two months prior to the end of the fourth quarter.

Inventory at September 30, 2004 increased by $8,443,000 to $14,381,000 from
$5,938,000 at June 30, 2004. This increase is due to the receipt of goods in
September that are due to ship in the second quarter, an increase in the volume of in-transit inventory at the end of September and the addition of the SB&S division.

Effective July 1, 2004, we obtained a new revolving line of credit of up to
$24,000,000. The revolving line of credit expires June 30, 2005 and is sufficient for our projected needs for operating capital and letters of credit to fund the purchase of imported goods through July 1, 2005. Direct borrowings under this line bear interest at the prime rate less three quarters of one percent per annum. Availability under the line of credit is subject to our compliance with certain agreed upon financial formulas. We were in compliance at
September 30, 2004. Under the terms of this financing, we have agreed to pledge substantially all of our assets, except our real property.

We believe the available borrowing under our secured revolving line of credit, along with anticipated internally generated funds, will be sufficient to cover our working capital requirements through July 1, 2005.

We anticipate that capital expenditures for fiscal 2005 will be less than
$500,000.

EFFECT OF NEW ACCOUNTING STANDARDS

There were no recently issued accounting standards that we believe will have a material effect on our financial position, results of operations or cash flows.

INFLATION

We do not believe that our operating results have been materially affected by inflation during the preceding three years. There can be no assurance, however, that our operating results will not be affected by inflation in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to changes in the prime rate based on the Federal Reserve actions and general market interest fluctuations. We believe that moderate interest rate increases will not have a material adverse impact on our results of operations, or financial position, in the foreseeable future. For the three months ended
September 30, 2004, borrowings peaked during the period at $10,142,000 and the average amount of borrowings was $3,038,000.

IMPORTS

Transactions with our foreign manufacturers and suppliers are subject to the risks of doing business abroad. Our import and offshore operations are subject to constraints imposed by agreements between the United States and a number of foreign countries in which we do business. These agreements impose quotas on the amount and type of goods that can be imported into the United States from these countries. Such agreements also allow the United States to impose, at any time, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits. Our imported products are also subject to United States customs duties and, in the ordinary course of business, we are from time to time subject to claims by the United States
Customs Service for duties and other charges. The United States and other countries in which our products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust presently prevailing quotas, duty or tariff levels, which could adversely affect our operations and our ability to continue to import products at current or increased levels. We cannot predict the likelihood or frequency of any such events occurring.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the
Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and
Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

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

                                     MOVIE STAR, INC.

                                     By: /s/ Melvyn Knigin
                                        ----------------------------------------
                                        MELVYN KNIGIN
                                        President; Chief Executive Officer

                                     By: /s/ Thomas Rende
                                        ----------------------------------------
                                        THOMAS RENDE
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)

November 10, 2004

