Form 10-Q
period 2004-12-31
MOVIE STAR INC /NY/
filed 2005-02-10
CIK 93631

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          Quarterly Report Under Section 13 or 15(d) of the
       X  Securities Exchange Act of 1934
      ---

      For the quarter ended December 31, 2004

          Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
      ---

      For the transition period from               to
                                     -------------    --------------------------

      Commission File Number      1-5893
                             ---------------------------------------------------

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

      The number of common shares outstanding on January 31, 2005 was
      15,619,975.

                                MOVIE STAR, INC.
                           FORM 10-Q QUARTERLY REPORT
                                      INDEX

                                                                          PAGE
PART I.     FINANCIAL INFORMATION

  Item 1.    Financial Statements

    Condensed Balance Sheets at December 31, 2004 (Unaudited),
       June 30, 2004 (Audited) and December 31, 2003 (Unaudited)           3

    Statements of Operations (Unaudited) for the Three and
       Six Months Ended December 31, 2004 and 2003                         4

    Condensed Statements of Cash Flows (Unaudited) for the
       Six Months Ended December 31, 2004 and 2003                         5

    Notes to Condensed Unaudited Financial Statements                   6 - 10

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         11 - 18

  Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                                    18

  Item 4.  Controls and Procedures                                     18 - 19

PART II.     OTHER INFORMATION

  Item 2.  Sales of Unregistered Securities                               20

  Item 4.  Submission of Matters to a Vote of
           Security Holders                                            20 - 21

Signatures                                                                21

PART  I.   FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                MOVIE STAR, INC.
                            CONDENSED BALANCE SHEETS
                    (In Thousands, Except Share Information)

                                                                         December 31,        June 30,     December 31,
                                                                            2004               2004*          2003
                                                                         -----------        ----------    ------------
                                                                         (Unaudited)                      (Unaudited)

                                     Assets

Current Assets
 Cash                                                                        $ 761          $ 2,527        $ 1,245
 Receivables, net                                                           15,435            7,577          8,141
 Inventory                                                                   9,837            5,938          8,362
 Deferred income taxes                                                       2,744            2,571          1,792
 Prepaid expenses and other current assets                                     688              588            305
                                                                         ---------           ------         ------
        Total current assets                                                29,465           19,201         19,845

Property, plant and equipment, net                                           1,048            1,021          1,047
Deferred income taxes                                                          148              148             50
Goodwill                                                                       537                -              -
Other assets                                                                   457              409            407
                                                                         ---------           ------         ------

        Total assets                                                       $31,655          $20,779        $21,349
                                                                         =========          =======        =======

                      Liabilities and Shareholders' Equity

Current Liabilities
 Note payable                                                              $11,460            $   -          $   -
 Current maturity of capital lease obligation                                    -                -              6
 Accounts payable and accrued expenses                                       2,343            2,658          2,330
                                                                         ---------           ------         ------
         Total current liabilities                                          13,803            2,658          2,336
                                                                         ---------           ------         ------

Long-term liabilities                                                          377              374            347
                                                                         ---------           ------         ------

Commitments and Contingencies                                                    -                -              -

Shareholders' equity
 Common stock, $.01 par value - authorized 30,000,000 shares;
  issued 17,637,000 shares at December 31, 2004,
  17,617,000 shares at June 30, 2004 and
  17,617,000 shares at December 31, 2003                                       176              176            176
 Additional paid-in capital                                                  4,729            4,706          4,484
 Retained earnings                                                          16,178           16,483         17,624
 Accumulated other comprehensive income                                         10                -              -
 Treasury stock, at cost--2,017,000 shares                                  (3,618)          (3,618)        (3,618)
                                                                         ---------           ------         ------
         Total shareholders' equity                                         17,475           17,747         18,666
                                                                         ---------           ------         ------

Total liabilities and shareholders' equity                                 $31,655          $20,779        $21,349
                                                                         =========          =======        =======

* Derived from audited financial statements.

See notes to condensed unaudited financial statements.

                                MOVIE STAR, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                         Three Months Ended         Six Months Ended
                                                                            December 31,               December 31,
                                                                     -------------------------   -------------------------
                                                                        2004           2003         2004           2003
                                                                     ----------     ----------   ----------     ----------

Net sales                                                             $22,990        $14,166       $35,820        $30,992
Cost of sales                                                          17,960          9,889        26,960         21,433
                                                                     --------        -------       -------        -------
  Gross profit                                                          5,030          4,277         8,860          9,559

Selling, general and administrative expenses                            5,030          3,554         9,211          7,374
                                                                     --------        -------       -------        -------

  (Loss) income from operations                                             -            723          (351)         2,185

Interest income                                                            (1)             -            (1)             -
Interest expense                                                          125             28           158             70
                                                                     --------        -------       -------        -------

  (Loss) income before income taxes                                      (124)           695          (508)         2,115
Income taxes                                                              (49)           278          (203)           846
                                                                     --------        -------       -------        -------

  Net (loss) income                                                  $    (75)        $  417       $  (305)       $ 1,269
                                                                     =========        ======       ========       =======

  BASIC NET (LOSS) INCOME PER SHARE                                       $ -           $.03         $(.02)          $.08
                                                                          ===          =====        ======           ====

  DILUTED NET (LOSS) INCOME PER SHARE                                     $ -           $.03         $(.02)          $.08
                                                                          ===           ====         =====           ====

Basic weighted average number of shares outstanding                    15,620         15,596        15,619         15,548
                                                                       ======        =======        ======         ======
Diluted weighted average number of shares outstanding                  15,620         16,274        15,619         16,241
                                                                       ======        =======        ======         ======

    See notes to condensed unaudited financial statements.

                                MOVIE STAR, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                                    Six Months Ended
                                                                                                       December 31,
                                                                                                -------------------------
                                                                                                   2004           2003
                                                                                                ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                                                               $ (305)          $ 1,269
    Adjustments to reconcile net (loss) income to net cash provided by (used in)
      operating activities:
    Depreciation and amortization                                                                   199               202
    Provision for sales allowances and doubtful accounts                                            370               373
    Deferred income taxes                                                                          (173)              719
    Deferred lease liability                                                                         16                29
 (Increase) decrease in operating assets, net of effect of acquisition of business:
    Receivables                                                                                  (8,228)              478
    Inventory                                                                                    (1,026)            2,030
    Prepaid expenses and other current assets                                                       (98)               60
    Other assets                                                                                    (51)              (16)
  Decrease in operating liabilities:
    Accounts payable and accrued expenses                                                          (321)           (1,873)
                                                                                                -------           -------

    Net cash (used in) provided by operating activities                                          (9,617)            3,271
                                                                                                -------           -------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment                                                                            (182)              (80)
 Acquisition of Sidney Bernstein & Son business                                                  (3,456)                -
                                                                                                -------           -------

    Net cash used in investing activities                                                        (3,638)              (80)
                                                                                                -------           -------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of capital lease obligations                                                                -               (21)
 Proceeds from (repayments of) revolving line of credit, net                                     11,460            (2,277)
 Proceeds from exercise of employee stock options                                                    23               133
                                                                                                -------           -------

    Net cash provided by (used in) financing activities                                          11,483            (2,165)
                                                                                                -------           -------

 Effect of exchange rate changes on cash                                                              6                 -
                                                                                                -------           -------

 NET (DECREASE) INCREASE  IN CASH                                                                (1,766)            1,026
 CASH, beginning of period                                                                        2,527               219
                                                                                                -------           -------

 CASH, end of period                                                                              $ 761            $1,245
                                                                                                 ======            ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during period for:
    Interest                                                                                       $159               $70
                                                                                                  =====               ===

    Income taxes                                                                                    $35              $277
                                                                                                    ===              ====

See notes to condensed unaudited financial statements.

                                MOVIE STAR, INC.
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL STATEMENTS

     In the opinion of the Company, the accompanying condensed unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 2004 and the results of operations for the interim periods presented and cash flows for the six months ended December
     31, 2004 and 2003, respectively.

     The condensed financial statements and notes are presented as required by
     Form 10-Q and do not contain certain information included in the Company's year-end financial statements. The June 30, 2004 condensed balance sheet was derived from the Company's audited financial statements. The results of operations for the three and six months ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year.
     This Form 10-Q should be read in conjunction with the Company's financial statements and notes included in the 2004 Annual Report on Form 10-K.

2.   STOCK OPTIONS

     Pursuant to Accounting Principles Board Opinion No. 25, "Accounting for
     Stock Issued to Employees," the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. Accordingly, no compensation expense has been recorded in the financial statements with respect to option grants, since the options were granted at/or above market value. The Company has adopted the disclosure provisions of Statement of
     Financial Accounting Standards ("SFAS") No. 123, "Accounting for
     Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for
     Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS
     No. 123."

     Had the Company elected to recognize compensation expense for stock-based compensation using the fair value method, net income, basic net income per share and diluted net income per share would have been as follows:

                                                                   Three Months Ended            Six Months Ended
                                                                       December 31,                 December 31,
                                                                  ----------------------        -------------------
                                                                    2004          2003            2004        2003
                                                                  --------      --------        -------     -------

       Net (loss) income, as reported                                $(75)          $417          $(305)     $1,269
       Deduct stock-based employee cost, net of taxes                 (23)            (4)           (27)         (7)
                                                                    -----          -----          -----      ------
       Pro forma net (loss) income                                   $(98)          $413          $(332)     $1,262
                                                                     ====           ====          =====      ======

       Basic net (loss) income per share, as reported                 $ -           $.03          $(.02)       $.08
       Deduct stock-based employee cost per share                       -              -              -           -
                                                                    -----          -----          -----      ------
       Pro forma basic net (loss) income per share                  $(.01)          $.03          $(.02)       $.08
                                                                    =====           ====          ======       ====

       Diluted net (loss) income per share, as reported               $ -           $.03          $(.02)       $.08
       Deduct stock-based employee cost per share                       -              -              -           -
                                                                    -----          -----          -----      ------
       Pro forma diluted (loss) net income per share                $(.01)          $.03          $(.02)       $.08
                                                                    =====           ====          ======       ====

       Per share amounts may not add due to rounding.

     During the quarter ended December 31, 2004, the Company granted options to purchase 125,000 shares of common stock under the 1988 Stock Option Plan at an exercise price of $1.45 per share. The Company also granted options to purchase 48,000 shares of common stock under the 2000 Performance Equity
     Plan at an exercise price of $1.36 per share. The fair value of the options-pricing model was calculated with the following weighted-average assumptions used for the grant: risk-free interest rate 4%; expected life 7 years; expected volatility 36%. the fair value generated by the
     Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

3.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 retains the general principle of ARB 43, Chapter 4, "Inventory Pricing (AC Section I78)," that inventories are presumed to be stated at cost; however, it amends ARB 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventories based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after
     November 23, 2004. The Company has evaluated SFAS No. 151 and it does not anticipate that the adoption of SFAS No. 151 will have a significant impact on the Company's overall results of operations or financial position.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary
     Assets, an amendment of APB Opinion No. 20, Accounting for Nonmonetary
     Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The Company does not anticipate that the adoption of SFAS No. 153 will have a significant impact on the Company's overall results of operations or financial position.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based
     Payment." SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R)
     replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and
     supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees."
     This statement is effective as of the first interim or annual reporting period that begins after June 15, 2005. The Company is required to implement this new standard in the quarter ending September 30, 2005. The impact of this new standard, if it had been in effect, on the net earnings and related per share amounts of our fiscal years ended in June 2004, 2003 and 2002 were disclosed in Note 1, Summary of Significant Accounting
     Policies, Stock Options of our Financial Statements included in our Form
     10-k for the fiscal year ended June 30, 2004. The impact of this new standard, if it had been in effect, on the

     net earnings and related per share amounts of our fiscal quarter ended
     December 31, 2004 is disclosed in Note 2.

4.   INVENTORY

     The inventory consists of the following (in thousands):

                                       December 31,     June 30,    December 31,
                                          2004            2004         2003
                                      -------------    ---------   -------------

       Raw materials                       $1,058        $1,166          $ 606
       Work-in process                        206           323            616
       Finished goods                       8,573         4,449          7,140
                                           ------        ------         ------
                                           $9,837        $5,938         $8,362
                                           ======        ======         ======

5.   NOTE PAYABLE

     Effective July 1, 2004, the Company entered into a secured line of credit with an international bank. This line of credit matures on June 30, 2005.
     Under the terms of this line of credit, the Company may borrow up to
     $24,000,000, in the aggregate, including revolving loans and letters of credit. As of December 31, 2004, the Company had outstanding borrowings of
     $11,460,000 under the facility and had approximately $4,299,000 of outstanding letters of credit. Availability under this line of credit is subject to the Company's compliance with certain financial formulas as outlined in the agreement. As of December 31, 2004, the Company was in compliance. Pursuant to the terms of the agreement, the Company pledged substantially all of it assets. Interest on outstanding borrowings is payable at a variable rate per annum, equal to the prime rate less 0.75 percent (4.50 percent as of December 31, 2004).

6.   NET (LOSS) INCOME PER SHARE

     Net (Loss) Income Per Share - The Company's calculation of basic and diluted net (loss) income per share is as follows (in thousands, except per share amounts):

                                                                   Three Months Ended           Six Months Ended
                                                                      December 31,                 December 31,
                                                                ------------------------    ------------------------
                                                                   2004         2003           2004         2003
                                                                -----------  -----------    -----------  -----------
       BASIC:
       ------

     Net (loss) income                                              $(75)       $417           $(305)      $1,269
                                                                    ====       =====           =====       ======
     Basic weighted average number of shares outstanding          15,620      15,596          15,619       15,548
                                                                  ======      ======          ======       ======
     Basic net (loss) income per share                               $ -        $.03           $(.02)        $.08
                                                                     ===       =====           =====         ====

                                                                   Three Months Ended           Six Months Ended
                                                                      December 31,                 December 31,
                                                                ------------------------    ------------------------
                                                                   2004         2003           2004         2003
                                                                -----------  -----------    -----------  -----------
       DILUTED:
       --------

     Net (loss)  income                                             $(75)       $417           $(305)       $1,269
                                                                    ====       =====           =====        ======

     Weighted average number of shares outstanding                15,620      15,596          15,619        15,548
             Shares issuable upon conversion of stock options          -         639               -           654
             Shares issuable upon conversion of warrants               -          39               -            39
                                                                --------     -------        --------       -------
     Total average number of equivalent shares outstanding        15,620      16,274          15,619        16,241
                                                                ========     =======        ========       =======

     Diluted net (loss) income per share                              $-        $.03           $(.02)         $.08
                                                                      ==       =====           =====          ====

     Options and warrants to purchase 475,000 and 406,000 shares of common stock at prices ranging from $.4375 to $1.0625 per share were not included in the computation of diluted net (loss) income per share for the three and six-month periods ended December 31, 2004, respectively, since they would be considered antidilutive.

7.   ACQUISITION

     On August 3, 2004, the Company completed its acquisition of certain assets of Sidney Bernstein & Son Lingerie, Inc. ("SB&S"), a New York based company engaged in the design, marketing and sale of women's lingerie and related apparel accessories, pursuant to an Asset Purchase Agreement, dated as of
     July 28, 2004. The transaction allows the Company to expand its product offerings, as well as diversify and broaden its sales distribution.

     The assets were purchased for an aggregate price of $3,379,000. The Company also assumed $3,012,000 of SB&S' open purchase orders and received
     $7,408,000 of open customer orders. Pursuant to the Asset Purchase
     Agreement, the Company also agreed to pay up to an additional $1,000,000, in the aggregate, based upon certain gross profit levels generated by the
     Company's newly-established Sidney Bernstein & Son Division during the next three fiscal years. In connection with the asset purchase, Daniel
     Bernstein, one of the former owners of SB&S, joined the Company as
     President of the new division.

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
                                                                ----------
             Total                                             $ 3,456,000
                                                               ===========

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
--------------------------

When used in this Form 10-Q and in future filings by the Company with the
Securities and Exchange Commission, the words or phrases "will likely result,"
"management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

The intimate apparel business for department stores, specialty stores and regional chains is divided into five selling seasons per year. We create a new line of products that represent our own brand name "Cinema Etoile" for each selling season. Our brand name does not have widespread consumer recognition, although it is well known by our customers. We sell our brand name products primarily during these selling seasons. We also develop specific products for some of our larger accounts, mass merchandisers and national chains, and make between five and eight presentations throughout the year to these accounts. We do not have long-term contracts with any of our customers and therefore our business is subject to unpredictable increases and decreases in sales depending upon the size and number of orders that we receive each time we present our products to our customers.

For the first six months of fiscal 2005, approximately 46% of our sales were made to mass merchandisers, 13% to national chains, and 12% to department stores. The balance of our sales were unevenly distributed among discount, specialty, regional chain stores and direct mail catalog marketers.

For the fiscal year 2004, approximately 41% of our sales were made to mass merchandisers, 21% to national chains, and 16% to department stores. The balance of our sales were unevenly distributed among discount, specialty, regional chain stores and direct mail catalog marketers.

On August 3, 2004, we completed the acquisition of certain assets of Sidney
Bernstein & Son Lingerie, Inc. ("SB&S"), a company engaged in the design, marketing and sale of women's lingerie and related apparel accessories. This transaction allows us to expand our product offerings, as well as diversify and broaden our sales distribution.

During fiscal 2004, we experienced a significant reduction in sales that was primarily the result of receiving fewer orders from some of our larger customers. For the first half of fiscal 2005, absent the SB&S division, sales for the remaining Movie Star business were lower by $2,391,000. These sales include one order for approximately $7,150,000 that was at a lower gross margin than the regular Movie Star business. Without this low margin order, the Movie
Star business would have been lower by approximately $9,541,000. In connection with this low margin order, we also incurred significantly more costs than anticipated to deliver this order to our customer. This low margin order was not from one of our major customers in fiscal 2004.

Although we did not receive orders with respect to certain customer programs for which we presented our products and for which we have received orders in the past, we are still a vendor source for those customers and we will be able to continue to present our products to those customers in upcoming seasons.

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

Management believes the application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are constantly re-evaluated, and adjustments are made when facts and circumstances dictate a change. Historically, management has found the application of accounting policies to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. Our accounting policies are more fully described in Note 1 to the consolidated financial statements in our June 30, 2004 Form 10-K. Management has identified certain critical accounting policies that are described below.

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

                                                 Three Months Ended                           Six Months Ended
                                                     December 31,                                December 31,
                                     -------------------------------------------    ---------------------------------------
                                           2004                     2003                  2004                  2003
                                     -----------------       -------------------    ----------------     ------------------
                                                  %                        %                    %                       %

Net sales                            $22,990     100.0        $14,166      100.0    $35,820    100.0      $30,992     100.0
Cost of sales                         17,960      78.1          9,889       69.8     26,960     75.3       21,433      69.2
                                     -------   -------       --------    -------    -------   ------      -------     -----
   Gross profit                        5,030      21.9          4,277       30.2      8,860     24.7        9,559      30.8
Operating Expenses:
Selling, general and
  administrative expenses              5,030      21.9          3,554       25.1      9,211     25.7        7,374      23.8
                                     -------   -------       --------    -------    -------   ------      -------     -----
Operating (loss) income                    -         -            723        5.1       (351)    (1.0)       2,185       7.1
Interest income                           (1)        -              -          -         (1)       -            -         -
Interest expense                                   0.5                        .2                 0.4                    0.2
                                         125                       28                   158                    70
                                     -------   -------       --------    -------    -------   ------      -------     -----
(Loss) income before income
  taxes                                 (124)     (0.5)           695        4.9       (508)    (1.4)       2,115       6.8
Income taxes                             (49)     (0.2)           278        2.0       (203)    (0.6)         846       2.7
                                     -------   -------       --------    -------    -------   ------      -------     -----
Net (loss) income                    $   (75)     (0.3)         $ 417        2.9     $ (305)    (0.9)      $1,269       4.1
                                     =======   =======        =======    =======    =======   ======      =======     =====

Percent amounts may not add due to rounding.

RESULTS OF OPERATIONS
---------------------

Net sales for the three months ended December 31, 2004 increased $8,824,000 to
$22,990,000 from $14,166,000 in the comparable period in 2003. Net sales for the six months ended December 31, 2004 increased $4,828,000 to $35,820,000 from
$30,992,000 in the comparable period in 2003. The SB&S division accounted for
$4,100,000 and $7,219,000 of the sales for the three and six months ended
December 31, 2004, respectively. Absent the sales for the SB&S division, the sales for the remaining Movie Star business increased $4,724,000 for the three months ended December 31, 2004 and decreased $2,391,000 for the six months ended
December 31, 2004. The increase in net sales for the Movie Star division for the three months was due primarily to a shift in orders from the first quarter to the second quarter. The decrease in net sales for the Movie Star division for the six months was due to receiving fewer orders from some of our larger customers, partially offset by the large low margin order that we received from one customer and delivered in the second quarter.

The large low margin order that we shipped in the second quarter of fiscal 2005 was approximately $7,150,000. This order was for one major retailer and the expected gross margin was considerably lower than Movie Star's regular business.
The costs to prepare this order for shipment were significantly higher than we originally estimated. In addition, a significant portion of the merchandise arrived late at our distribution centers from India and, in some cases, to meet the delivery dates of our customer, goods were shipped via air at a much higher cost and we also incurred additional costs to prepare the goods for shipment to our customer.

The gross profit percentage decreased to 21.9% and 24.7% for the three and six months ended December 31, 2004 from 30.2% and 30.8% in the similar periods in
2003, respectively. The lower overall margin resulted from the addition of the
SB&S division, which operated at a 25.3% gross margin (which was the anticipated margin for this division) and the large low margin order that was shipped in the second quarter. The Movie Star division operated at a 21.1% and 24.6% gross margin for the three and six months ended December 31, 2004. The Company's gross profit on its sales for each of the fiscal years ended June 30, 2004, 2003, and
2002 was approximately 30.0%, 31.7% and 28.0%, respectively.

As a result of differences between the accounting policies of companies in the industry relating to whether certain items of expense are included in cost of sales rather than recorded as selling expenses, the reported gross profits of different companies, including our own, may not be directly compared. For example, we record the costs of preparing merchandise for sale, including warehousing costs, outbound freight costs and shipping and handling costs, as a selling expense, rather than a cost of sale. Therefore, our gross profit is higher than it would be if such costs were included in cost of sales.

Selling, general and administrative expenses were $5,030,000, or 21.9% of net sales for the three months ended December 31, 2004, as compared to $3,554,000, or 25.1% of net sales for the similar period in 2003. This increase of
$1,476,000 resulted from an increase in salary expense and salary related costs of $362,000, shipping expense and shipping related costs of $309,000, outbound freight expense of $184,000, a greater recovery of bad debt in the prior year of
$201,000 and a net increase in other general overhead expenses. The increase in salaries was primarily the result of additional personnel for the SB&S division.
The increase in shipping expense is primarily the result of utilizing the SB&S distribution center for the quarter and unanticipated costs for the large order that was shipped at a low margin. Utilizing the SB&S distribution center created excess shipping capacity and as of January 2005, we began shipping the SB&S orders from our distribution centers in Mississippi and Pennsylvania. Also, as of January 2005, we are no longer utilizing the SB&S distribution center. The increase in outbound freight expense was due to the expediting of the large order discussed earlier. The recovery of bad debts

in the prior year resulted primarily from one customer in bankruptcy that resolved our claim more favorably than we had anticipated.

Selling, general and administrative expenses were $9,211,000, or 25.7% of net sales for the six months ended December 31, 2004, as compared to $7,374,000, or
23.8% of net sales for the similar period in 2003. This increase of $1,837,000 resulted from an increase in salary expense and salary related costs of
$585,000, shipping expense and shipping related costs of $457,000, outbound freight expense of $187,000, a greater recovery of bad debt in the prior year of
$201,000 and a net increase in other general overhead expenses. These increases were for the same reasons described above.

We recorded a breakeven from operations for the three months ended December 31,
2004 as compared to income from operations of $723,000 for the similar period in
2003. We recorded a loss from operations of $351,000 for the six months ended
December 31, 2004 as compared to income from operations of $2,185,000 for the similar period in 2003. These decreases were due to lower gross margins and higher selling, general and administrative expenses, partially offset by higher sales.

Interest expense for the three and six months ended December 31, 2004 increased to $125,000 and $158,000 as compared to $28,000 and $70,000 in the comparable period in 2003, respectively. These increases were due primarily to higher borrowing levels, which was the result of the acquisition of the SB&S division and higher shipments in the second quarter, which required higher inventories and accounts receivable.

We provided for an income tax benefit of $49,000 and $203,000 for the three and six months ended December 31, 2004, as compared to an income tax provision of
$278,000 and $846,000 for the similar periods in 2003, respectively. We utilized an estimated income tax rate of 40% in all periods.

NET INCOME
----------

We had a net loss of $75,000 and $305,000 for the three and six months ended
December 31, 2004 and net income of $417,000 and $1,269,000 for the similar periods in 2003, respectively. These decreases were due to lower gross margins, an increase in selling, general and administrative expenses and an increase in interest expense, partially offset by an income tax benefit in the current period as compared to a provision for income taxes in the similar period last year.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
--------------------------------------------------

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of December 31, 2004 (in thousands):

                                                                       Payments Due by Period
                                                         ------------------------------------------------
                                                          Within                                  After 5
                                            Total         1 Year       2-3 Years     4-5 Years     Years
                                          --------       --------      ---------     ---------    -------

  Contractual Obligations
  -----------------------
  Credit Facility                         $ 11,460       $11,460           $  -         $  -        $  -
  Licensing Agreement                          420            80            340            -           -
  Operating Leases                           7,185         1,229          2,332        2,387       1,237
  Consulting Agreements                        646           308            338            -           -
  Employment Contracts                       3,154         1,348          1,806            -           -
                                          --------      --------        -------      -------     -------

  Total Contractual Obligations            $22,865       $14,425         $4,816       $2,387      $1,237
                                           =======       =======         ======       ======      ======

                                                         Amount of Commitment Expiration Per Period
                                                      ------------------------------------------------
                                          Total
                                         Amounts      Within                                   After 5
                                        Committed     1 Year        2-3 Years     4-5 Years     Years
                                        ---------    --------       ---------     ---------   ---------
  Other Commercial Commitments
  ----------------------------
  Letters of Credit                       $4,299      $4,299           $  -         $  -        $  -
                                          ------      ------           ----         ----        ----
  Total Commercial Commitments            $4,299      $4,299           $  -         $  -        $  -
                                          ======      ======           ====         ====        ====

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the six months ended December 31, 2004, our working capital decreased by
$881,000 to $15,662,000, primarily due to the acquisition of the SB&S division and the loss from operations.

During the six months ended December 31, 2004, cash decreased by $1,766,000. We used cash of $9,617,000 in our operations, $182,000 for the purchase of fixed assets and $3,456,000 for the acquisition of the inventory and certain other assets of Sidney Bernstein & Son Lingerie, Inc. The net proceeds from short-term borrowings of $11,460,000 and the exercise of employee stock options of $23,000 primarily funded these activities.

Receivables, net of allowances, at December 31, 2004 increased by $7,858,000 to
$15,435,000 from $7,577,000 at June 30, 2004. This increase was due to higher sales in the two months prior to the end of the quarter as compared to the two months prior to the end of the fourth quarter of fiscal 2004.

Inventory at December 31, 2004 increased by $3,899,000 to $9,837,000 from
$5,938,000 at June 30, 2004. This increase was primarily due to the addition of the SB&S division and the earlier receipt of finished goods.

Effective July 1, 2004, we obtained a new revolving line of credit of up to
$24,000,000. The revolving line of credit expires June 30, 2005 and is sufficient for our projected needs for operating capital and letters of credit to fund the purchase of imported goods through July 1, 2005. Direct borrowings under this line bear interest at the prime rate less three quarters of one percent per annum. Availability under the line of credit is subject to our compliance with certain agreed upon financial formulas. We were in compliance at
December 31, 2004. Under the terms of this financing, we have agreed to pledge substantially all of our assets. We believe the available borrowing under our secured revolving line of credit, which generally can be rolled over for a new one-year term, along with anticipated internally generated funds, will be sufficient to cover our working capital requirements through July 1, 2005.

We anticipate that capital expenditures for fiscal 2005 will be less than
$500,000.

EFFECT OF NEW ACCOUNTING STANDARDS
----------------------------------

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 retains the general principle of ARB 43,
Chapter 4, "Inventory Pricing (AC Section I78)," that inventories are presumed to be stated at cost; however, it amends ARB 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials
(spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventories based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated SFAS No. 151 and it does not anticipate that the adoption of SFAS No. 151 will have a significant impact on the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary
Assets, an amendment of APB Opinion No. 20, Accounting for Nonmonetary
Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June
15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The Company does not anticipate that the adoption of SFAS No. 153 will have a significant impact on the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based
Payment." SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for
Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for

Stock Issued to Employees." This statement is effective as of the first interim or annual reporting period that begins after June 15, 2005. The Company is required to implement this new standard in the quarter ending September 30,
2005. The impact of this new standard, if it had been in effect, on the net earnings and related per share amounts of our fiscal years ended in June 2004,
2003 and 2002 were disclosed in Note 1, Summary of Significant Accounting
Policies, Stock Options of our Financial Statements included in our Form 10-k for the fiscal year ended June 30, 2004. The impact of this new standard, if it had been in effect, on the net earnings and related per share amounts of our fiscal quarter ended December 31, 2004 is disclosed in Note 2, included elsewhere in this Quarterly Report on Form 10-Q.

INFLATION
---------

We do not believe that our operating results have been materially affected by inflation during the preceding three years. There can be no assurance, however, that our operating results will not be affected by inflation in the future.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to changes in the prime rate based on the Federal Reserve actions and general market interest fluctuations. We believe that moderate interest rate increases will not have a material adverse impact on our results of operations, or financial position, in the foreseeable future. For the six months ended
December 31, 2004, borrowings peaked during the period at $13,410,000 and the average amount of borrowings was $7,676,000.

IMPORTS
-------

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

ITEM 4.   CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the
Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and
Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II   OTHER INFORMATION
          ------------------

Item 2  -     Sales of Unregistered Securities

================ ====================== ================= =========================== =============== =====================
                                                            CONSIDERATION RECEIVED
                                                              AND DESCRIPTION OF                       IF OPTION, WARRANT
                                                               UNDERWRITING OR          EXEMPTION        OR CONVERTIBLE
                                                              OTHER DISCOUNTS TO           FROM        SECURITY, TERMS OF
                                                            MARKET PRICE AFFORDED      REGISTRATION       EXERCISE OR
 DATE OF SALE      TITLE OF SECURITY      NUMBER SOLD           TO PURCHASERS            CLAIMED           CONVERSION
---------------- ---------------------- ----------------- --------------------------- --------------- ---------------------
    8/3/04       Options to purchase         75,000       Options granted under the        4(2)       Exercisable in five
                 Common Stock                             2000 Performance Equity                     equal annual
                                                          Plan - no cash                              installments
                                                          consideration received by                   commencing on first
                                                          the Company.                                anniversary of
                                                                                                      grant date and
                                                                                                      expiring 8/3/2014,
                                                                                                      at an exercise
                                                                                                      price of $1.40 per
                                                                                                      share.
---------------- ---------------------- ----------------- --------------------------- --------------- ---------------------
    12/6/04      Options to purchase         48,000       Options granted under the        4(2)       Fully exercisable
                 Common Stock                             2000 Performance Equity                     on date of grant
                                                          Plan - no cash                              for a period of 10
                                                          consideration received by                   years from date of
                                                          the Company.                                grant, at an
                                                                                                      exercise price of
                                                                                                      $1.36 per share.
---------------- ---------------------- ----------------- --------------------------- --------------- ---------------------
   12/10/04      Options to purchase        125,000       Options granted under the        4(2)       Exercisable in five
                 Common Stock                             1988 Key Employee Stock                     equal annual
                                                          Option Plan - no cash                       installments
                                                          consideration received by                   commencing on first
                                                          the Company.                                anniversary of
                                                                                                      grant date and
                                                                                                      expiring
                                                                                                      12/10/2014, at an
                                                                                                      exercise price of
                                                                                                      $1.45 per share.
---------------- ---------------------- ----------------- --------------------------- --------------- ---------------------

Item 4 - Submission of Matters to a Vote of Security Holders - On December 6,
2004, the Company held its Annual Meeting of Shareholders in New York City. The
following individuals were elected as directors of the Company to serve from one year until their successors are elected and qualified:

                                                               Votes Against or
    Name                                   Votes For               Withheld

Melvyn Knigin                             13,367,261               795,079
Saul Pomerantz                            13,848,373               313,967
Thomas Rende                              13,873,773               288,567
Joel M. Simon                             13,873,604               288,736
Michael A. Salberg                        13,873,994               288,346
Peter Cole                                13,867,816               294,524
John L. Eisel                             13,867,816               294,524

The shareholders also considered the ratification of the selection of Mahoney
Cohen & Company, CPA, P.C. as the Company's auditors for the fiscal year ending
June 30, 2005. The results of the vote to ratify the selection of Mahoney Cohen
& Company, CPA, P.C. as the Company's auditors were as follows:

                                          Votes Against or        Abstentions &
                         Votes For           Withheld           Broker Non-votes

                         14,087,192           64,918                 10,230

Item 6   -    (a) Exhibits

                  31.1       Certification by Chief Executive Officer.

                  31.2       Certification by Principal Financial and Accounting
                             Officer.

                   32        Section 1350 Certification.

              (b) Form 8-K Report

                        Date                Items          Financial Statements
                        ----                -----          --------------------
                 December 6, 2004       1.01, 9.01                 None
                 December 10, 2004      1.01, 3.02, 9.01           None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       MOVIE STAR, INC.

                                       By:  /s/ Melvyn Knigin
                                           -------------------------------------
                                            MELVYN KNIGIN
                                            President; Chief Executive Officer

                                       By:  /s/ Thomas Rende
                                           -------------------------------------
                                            THOMAS RENDE
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)

February 10, 2005

