Form 10-Q
period 2005-03-31
MOVIE STAR INC /NY/
filed 2005-05-11
CIK 93631

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       X   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
      ---  Act of 1934

      For the quarter ended March 31, 2005

           Transition Report Pursuant to Section 13 or 15(d) of the Securities
      ---- Exchange Act of 1934

      For the transition period from                                    to
                                       --------------------------------    ------------------------------------------------------

      Commission File Number                        1-5893
                             ----------------------------------------------------------------------------------------------------

                                                            MOVIE STAR, INC.
      ---------------------------------------------------------------------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

                New York                                                    13-5651322
      ---------------------------------------------------------------------------------------------------------------------------
     (State or other jurisdiction of                                   (I.R.S. Employer
      incorporation or organization)                                   Identification Number)

                                        1115 Broadway, New York, N.Y.    10010
      ---------------------------------------------------------------------------------------------------------------------------
        (Address of principal executive offices)   (Zip Code)

                                                              (212) 684-3400
      ---------------------------------------------------------------------------------------------------------------------------
      (Registrant's telephone number, including area code)

      ---------------------------------------------------------------------------------------------------------------------------
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

                     Yes   X          No
                        -------         ------

      The number of common shares outstanding on April 29, 2005 was 15,619,975.

                                MOVIE STAR, INC.

                           FORM 10-Q QUARTERLY REPORT

                                      INDEX

                                                                                                                       PAGE

PART I.           FINANCIAL INFORMATION

       Item 1.    Financial Statements

           Condensed Balance Sheets at March 31, 2005 (Unaudited),
              June 30, 2004 (Audited) and March 31, 2004 (Unaudited)                                                     3

           Statements of Operations (Unaudited) for the Three and Nine Months Ended
              March 31, 2005 and 2004                                                                                    4

           Condensed Statements of Cash Flows (Unaudited) for the
              Nine Months Ended March 31, 2005 and 2004                                                                5 - 6

           Notes to Condensed Unaudited Financial Statements                                                           7 - 11

       Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                                12 - 19

       Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                           19

       Item 4.     Controls and Procedures                                                                              20

PART II.          OTHER INFORMATION

       Item 6.     Exhibits                                                                                             21

Signatures                                                                                                              21

                                        2

PART  I.   FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                MOVIE STAR, INC.
                            CONDENSED BALANCE SHEETS
                    (In Thousands, Except Share Information)

                                                                                March 31,         June 30,          March 31,
                                                                                   2005             2004*              2004
                                                                             ---------------    ------------     ----------------
                                                                               (Unaudited)      (Unaudited)

                                     Assets

Current Assets
 Cash                                                                                   $ 435          $ 2,527            $ 2,836
 Receivables, net                                                                       9,278            7,577              7,376
 Inventory                                                                              7,132            5,938              7,476
 Deferred income taxes                                                                  1,781            2,571              2,152
 Prepaid expenses and other current assets                                                812              588                424
                                                                                      -------          -------            -------
        Total current assets                                                           19,438           19,201             20,264

Property, plant and equipment, net                                                      1,012            1,021              1,018
Deferred income taxes                                                                   1,542              148                 50
Goodwill                                                                                  537                -                  -
Other assets                                                                              445               409               370
                                                                                      -------          -------            -------

        Total assets                                                                  $22,974          $20,779            $21,702
                                                                                      =======          =======            =======

                      Liabilities and Shareholders' Equity

Current Liabilities
 Note payable                                                                          $3,763            $   -              $   -
 Accounts payable and accrued expenses                                                  2,109            2,658              3,296
                                                                                      -------          -------            -------
         Total current liabilities                                                      5,872            2,658              3,296
                                                                                      -------          -------            -------

Long-term liabilities                                                                     388              374                359
                                                                                      -------          -------            -------

Commitments and Contingencies                                                               -                -                  -

Shareholders' equity

 Common stock, $.01 par value - authorized 30,000,000 shares; issued 17,637,000 shares at March 31, 2005,
  17,617,000 shares at June 30, 2004 and
  17,617,000 shares at March 31, 2004                                                     176              176                176
 Additional paid-in capital                                                             4,729            4,706              4,500
 Retained earnings                                                                     15,417           16,483             16,989
 Accumulated other comprehensive income                                                    10                -                  -
 Treasury stock, at cost--2,017,000 shares                                             (3,618)          (3,618)            (3,618)
                                                                                      -------          -------            -------
         Total shareholders' equity                                                    16,714           17,747             18,047
                                                                                      -------          -------            -------

Total liabilities and shareholders' equity                                            $22,974          $20,779            $21,702
                                                                                      =======          =======            =======

* Derived from audited financial statements.

See notes to condensed unaudited financial statements.

                                MOVIE STAR, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                            Three Months Ended           Nine Months Ended
                                                                                 March 31,                   March 31,
                                                                      ---------------------------    -------------------------------
                                                                          2005             2004            2005         2004
                                                                      -------------  -------------   -------------  ----------------

Net sales                                                                   $14,659        $12,175           $50,479        $43,167
Cost of sales                                                                11,186          8,344            38,146         29,777
                                                                             ------        ------             ------         ------
  Gross profit                                                                3,473          3,831            12,333         13,390

Selling, general and administrative expenses                                  4,666           4,893           13,877         12,267
                                                                             ------        ------             ------         ------

  (Loss) income from operations                                              (1,193)       (1,062)            (1,544)         1,123

Interest income                                                                   -            (4)                (1)            (5)
Interest expense                                                                 76              2               234             72
                                                                             ------        ------             ------         ------

  (Loss) income before income taxes                                          (1,269)       (1,060)            (1,777)         1,056
Income taxes                                                                   (508)         (424)              (711)           422
                                                                             ------        ------             ------         ------

  Net (loss) income                                                          $ (761)       $ (636)          $ (1,066)         $ 634
                                                                             ======        ======           ========          =====

  BASIC NET (LOSS) INCOME  PER SHARE                                         $ (.05)       $ (.04)          $   (.07)         $ .04
                                                                             ======        ======           ========          =====

  DILUTED NET (LOSS) INCOME PER SHARE                                         $(.05)        $(.04)             $(.07)          $.04
                                                                             ======        ======           ========          =====

Basic weighted average number of shares outstanding                          15,620        15,600             15,619         15,565
                                                                             ======        ======             ======         ======
Diluted weighted average number of shares outstanding                        15,620        15,600             15,619         16,224
                                                                             ======        ======             ======         ======

See notes to condensed unaudited financial statements.

                                MOVIE STAR, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                               Nine Months Ended
                                                                                                    March 31,
                                                                                       ----------------------------------
                                                                                             2005                 2004
                                                                                       ----------------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                                                             $ (1,066)            $ 634
    Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
    Depreciation and amortization                                                                   300               330
    Provision for sales allowances and doubtful accounts                                             82               340
    Deferred income taxes                                                                          (602)              359
    Deferred lease liability                                                                         24                44
 (Increase) decrease in operating assets, net of effect of acquisition of business:
    Receivables                                                                                  (1,782)            1,276
    Inventory                                                                                     1,679             2,916
    Prepaid expenses and other current assets                                                      (222)              (42)
    Other assets                                                                                    (57)              (16)
  Decrease in operating liabilities:
    Accounts payable and accrued expenses                                                          (557)             (910)
                                                                                                 ------             -----
    Net cash (used in) provided by operating activities                                          (2,201)            4,931
                                                                                                 ------             -----

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment                                                                            (226)             (143)
 Acquisition of Sidney Bernstein & Son business                                                  (3,456)                -
                                                                                                 ------             -----

      Net cash used in investing activities                                                      (3,682)             (143)
                                                                                                 ------             -----

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of capital lease obligations                                                                -               (27)
 Proceeds from (repayments of) revolving line of credit, net                                      3,763            (2,277)
 Proceeds from exercise of employee stock options                                                    23               133
                                                                                                 ------             -----

      Net cash provided by (used in) financing activities                                         3,786            (2,171)
                                                                                                 ------             -----

 Effect of exchange rate changes on cash                                                              5                -
                                                                                                 ------             -----

 NET (DECREASE) INCREASE  IN CASH                                                                (2,092)            2,617
 CASH, beginning of period                                                                        2,527               219
                                                                                                 ------             -----

 CASH, end of period                                                                              $ 435           $ 2,836
                                                                                                  =====           =======

                                                                                                               (Cont'd)

                                        5

                                MOVIE STAR, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                                   Nine Months Ended
                                                                                                        March 31,
                                                                                                 2005                2004
                                                                                               -------             --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during period for:
     Interest                                                                                    $234                $72
                                                                                                =====                ===

     Income taxes                                                                                $ 47                $310
                                                                                                 ====                ====

SUPPLEMENTAL DISCLOSURES OF NONCASH
   FINANCING ACTIVITIES:

   Tax benefit from exercise of employee stock options                                           $  -                $ 16
                                                                                                 ====                ====

                                                                                                                   (Concluded)

See notes to condensed unaudited financial statements.

                                MOVIE STAR, INC.
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

1.     INTERIM FINANCIAL STATEMENTS

       In the opinion of the Company, the accompanying condensed unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2005 and the results of operations for the interim periods presented and cash flows for the nine months ended March
       31, 2005 and 2004, respectively.

       The condensed financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's year-end financial statements. The June 30, 2004 condensed balance sheet was derived from the Company's audited financial statements. The results of operations for the three and nine months ended
       March 31, 2005 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q should be read in conjunction with the Company's financial statements and notes included in the 2004
       Annual Report on Form 10-K.

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

       Had the Company elected to recognize compensation expense for stock-based compensation using the fair value method, net (loss) income, and basic and diluted net (loss) income per share would have been as follows:

                                                                  Three Months Ended               Nine Months Ended
                                                                       March 31,                         March 31,
                                                              ---------------------------       -----------------------
                                                                  2005            2004            2005          2004
                                                              ------------     -----------      ----------    ---------

       Net (loss) income, as reported                               $(761)         $(636)        $(1,066)         $634
       Deduct stock-based employee cost, net of taxes                  (6)            (4)            (33)          (11)
                                                                    -----          -----           -----          ----
       Pro forma net (loss) income                                  $(767)          $640         $(1,099)         $623
                                                                    =====           ====         =======          ====

       Basic net (loss) income per share, as reported               $(.05)         $(.04)          $(.07)         $.04
       Deduct stock-based employee cost per share                       -              -               -             -
                                                                    -----          -----           -----          ----
       Pro forma basic net (loss) income per share                  $(.05)         $(.04)          $(.07)         $.04
                                                                    =====          ======          ======         ====

       Diluted net (loss) income per share, as reported             $(.05)         $(.04)          $(.07)         $.04
       Deduct stock-based employee cost per share                       -             -               -             -
                                                                    -----          -----           -----          ----
       Pro forma diluted (loss) net income per share                $(.05)         $(.04)          $(.07)         $.04
                                                                    =====          ======         =======         ====

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
       SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based
       Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock
       Issued to Employees." This statement is effective as of the beginning of the Company's next fiscal year. The Company is required to implement this new standard in the quarter ending September 30, 2005. The impact of this new standard, if it had been in effect, on the net earnings and related per share amounts of our fiscal years ended in June 2004, 2003 and 2002 were disclosed in Note 1, Summary of Significant Accounting Policies,
       Stock Options of our Financial Statements included in our Form 10-k for the fiscal year ended June 30, 2004. The impact of this new standard, if it had been in effect, on the net earnings and related per share amounts of our fiscal quarter ended March 31, 2005 is disclosed in Note 2.

4.     INVENTORY

       The inventory consists of the following (in thousands):

                                                                March 31,      June 30,       March 31,
                                                                  2005           2004           2004
                                                                ---------      --------       ---------

          Raw materials                                           $  997        $1,166          $  628
          Work-in process                                            218           323             488
          Finished goods                                           5,917         4,449           6,360
                                                                 -------        ------          ------
                                                                  $7,132        $5,938          $7,476
                                                                 =======        ======          ======

5.     NOTE PAYABLE

       Effective July 1, 2004, the Company entered into a secured line of credit with an international bank. Under the terms of this line of credit, the
       Company may borrow up to $24,000,000, in the aggregate, including revolving loans and letters of credit. As of March 31, 2005, the Company had outstanding borrowings of $3,763,000 under the facility and had approximately $4,711,000 of outstanding letters of credit. Availability under this line of credit is subject to the Company's compliance with certain financial formulas as outlined in the agreement. As of March 31,
       2005, the Company was in compliance. Pursuant to the terms of the agreement, the Company pledged substantially all of it assets. Interest on outstanding borrowings is payable at a variable rate per annum, equal to the prime rate less 0.75 percent (5.0 percent as of March 31, 2005).

       This line of credit matures on June 30, 2005. The Company has had preliminary discussions regarding the renewal of its line of credit and believes that it will be renewed for an additional one-year period in the ordinary course of business. The Company believes with this renewal, the available borrowing under this agreement, along with anticipated internally generated funds, will be sufficient to cover its working capital requirements through June 30, 2006.

6.     NET (LOSS) INCOME PER SHARE

       Net (Loss) Income Per Share - The Company's calculation of basic and diluted net (loss) income per share is as follows (in thousands, except per share amounts):

                                                                      Three Months Ended           Nine Months Ended
                                                                           March 31,                    March 31,
                                                                  ---------------------------    ----------------------
                                                                     2005            2004           2005          2004
                                                                  -----------     -----------    ---------      ------

        BASIC:
        -----
       Net (loss) income                                                $(761)        $(636)       $(1,066)        $634
                                                                        =====         =====        =======         ====

       Basic weighted average number of shares outstanding             15,620        15,600         15,619       15,565
                                                                       ======        ======         ======       ======
       Basic net (loss) income per share                                $(.05)        $(.04)         $(.07)        $.04
                                                                        =====         =====          =====         ====

                                                                      Three Months Ended           Nine Months Ended
                                                                           March 31,                    March 31,
                                                                  ---------------------------    ----------------------
                                                                      2005           2004          2005           2004
                                                                  -----------     -----------    ---------      ------

          DILUTED:
          -------
       Net (loss)  income                                                $(761)       $(636)       $(1,066)         $634
                                                                         =====        =====        =======          ====

       Weighted average number of shares outstanding                    15,620       15,600         15,619        15,565
               Shares issuable upon conversion of stock options              -            -              -           621
               Shares issuable upon conversion of warrants                   -            -              -            38
                                                                        ------       ------         ------        ------
       Total average number of equivalent shares outstanding            15,620       15,600         15,619        16,224
                                                                        ======       ======         ======        ======

       Diluted net (loss) income per share                               $(.05)      $(.04)          $(.07)         $.04
                                                                         =====       =====           =====          ====

       Options and warrants to purchase 417,000, 463,000 and 591,000 shares of common stock at prices ranging from $.4375 to $1.0625 per share were not included in the computation of diluted net (loss) income per share for the three and nine-month periods ended March 31, 2005 and the three-month period ended March 31, 2004, respectively, since they would be considered antidilutive.

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

       The assets were purchased for an aggregate price of $3,379,000. The
       Company also assumed $3,012,000 of SB&S' open purchase orders and received $7,408,000 of open customer orders. Pursuant to the Asset
       Purchase Agreement, the Company also agreed to pay up to an additional
       $1,000,000, in the aggregate, based upon certain gross profit levels generated by the Company's newly-established Sidney Bernstein & Son
       Division during the next three fiscal years. The payment is also subject to other conditions.

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

Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks are included in "Item 1: Business," "Item
7: Management's Discussion and Analysis of Financial Condition and Results of
Operations" included in the Company's June 30, 2004 Form 10-K. In assessing forward-looking statements contained herein, readers are urged to carefully read those statements.

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

For the nine months ended March 31, 2005, approximately 44 % of our sales were made to mass merchandisers, 10% to national chains, and 11% to department stores. The balance of our sales were unevenly distributed among discount, specialty, regional chain stores and direct mail catalog marketers.

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

During fiscal 2004, we experienced a significant reduction in sales. Sales declined to $53,691,000 in fiscal 2004 from $64,916,000 in fiscal 2003. This reduction was primarily the result of receiving fewer orders from some of our larger customers. For the nine months of fiscal 2005 (ended March 31, 2005)
absent the SB&S division, sales for the remaining Movie Star business were lower by $3,555,000. These sales include one order for approximately $7,800,000 that was at a significantly lower gross margin than the regular Movie Star business.
Without this low margin order, the Movie Star business would have been lower by approximately $11,355,000. In connection with this low margin order, we also incurred significantly more costs than anticipated to deliver this order to our customer. This low margin order was not from one of our major customers in fiscal 2004 and we have declined to bid on this order for fiscal 2006.

Looking at our current open order position and shipments to date for the fourth quarter, we expect the continued softness in our core Movie Star business to continue into the fourth quarter. As a result of the lower sales, we expect to record a loss in the fourth quarter.

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

                                                  Three Months Ended                                Nine Months Ended
                                                       March 31,                                        March 31,
                                      ----------------------------------------      ---------------------------------------------
                                            2005                  2004                       2005                   2004
                                      ------------------    ------------------      ---------------------    --------------------
                                                     %                     %                             %                      %

Net sales                             $14,659      100.0      $12,175    100.0          $50,479       100.0     $43,167      100.0
Cost of sales                          11,186       76.3        8,344     68.5           38,146        75.6      29,777       69.0
                                       ------    -------    ----------   -----       ----------    --------    --------    -------
   Gross profit                         3,473       23.7        3,831     31.5           12,333        24.4      13,390       31.0
Operating Expenses:
Selling, general and
  administrative expenses               4,666       31.8        4,893     40.2           13,877        27.5      12,267       28.4
                                       ------    -------    ----------   -----       ----------    --------    --------    -------
Operating (loss) income                (1,193)      (8.1)      (1,062)    (8.7)          (1,544)       (3.1)      1,123        2.6
Interest income                             -          -           (4)       -               (1)          -          (5)         -
Interest expense                           76        0.5            2        -              234         0.5          72        0.2
                                       ------    -------    ---------    -----       ----------    --------    --------    -------
(Loss) income before income
  taxes                                (1,269)      (8.7)      (1,060)    (8.7)          (1,777)       (3.5)     1,056         2.4
Income taxes                             (508)      (3.5)        (424)    (3.5)            (711)       (1.4)       422         1.0
                                       ------    -------    ---------    -----       ----------    ---------   -------     -------
Net (loss) income                      $ (761)      (5.2)     $ (636)     (5.2)        $ (1,066)       (2.1)     $ 634         1.5
                                       ======    =======    ========     =====       ==========    ========    =======     =======

Percent amounts may not add due to rounding.

RESULTS OF OPERATIONS
---------------------

Net sales for the three months ended March 31, 2005 increased $2,484,000 to
$14,659,000 from $12,175,000 in the comparable period in 2004. Net sales for the nine months ended March 31, 2005 increased $7,312,000 to $50,479,000 from
$43,167,000 in the comparable period in 2004. The SB&S division accounted for
$3,648,000 and $10,867,000 of the sales for the three and nine months ended
March 31, 2005, respectively. Absent the sales for the SB&S division, the sales for the remaining Movie Star business decreased $1,164,000 and $3,555,000 for the three and nine months ended March 31, 2005, respectively. The decrease in net sales for the Movie Star division for the three and nine months was primarily due to receiving fewer orders from some of our larger customers, partially offset by the large low margin order that we received from one customer and delivered in the second and third quarters, of which approximately
$7,150,000 was shipped in the second quarter and $650,000 was shipped in the third quarter.

The large low margin order that we shipped in the second and third quarters of fiscal 2005 was approximately $7,800,000. This order was for one major retailer and the expected gross margin was considerably lower than Movie Star's regular business. The costs to prepare this order for shipment were significantly higher than we originally estimated. In addition, a significant portion of the merchandise arrived late at our distribution centers from India and, in some cases, to meet the delivery dates of our customer, goods were shipped via air at a much higher cost and we also incurred additional costs to prepare the goods for shipment to our customer. We have declined to bid on this order for fiscal
2006.

Looking at our current open order position and shipments to date for the fourth quarter, we expect the continued softness in our core Movie Star business to continue into the fourth quarter. As a result of the lower sales, we expect to record a loss in the fourth quarter.

The gross profit percentage decreased to 23.7% and 24.4% for the three and nine months ended March 31, 2005 from 31.5% and 31.0% in the similar periods in 2004, respectively. The lower overall margin resulted from the addition of the SB&S division, which operated at a 20.5% (which was lower than the anticipated margin due to the sale of closeouts) and 23.6% gross margin (which was approximately the anticipated margin for this division) for the three and nine months ended
March 31, 2005, the large low margin order that was shipped in the second and third quarters, the higher sale of closeouts for the third quarter and the mix of product. Also contributing to the reduction in gross margins were the additional costs to exit the Dominican Republic as a source of production and move the production of the product being produced there to El Salvador. The
Movie Star division operated at a 24.8% and 24.6% gross margin for the three and nine months ended March 31, 2005. The Company's gross profit on its sales for each of the fiscal years ended June 30, 2004, 2003, and 2002 was approximately
30.0%, 31.7% and 28.0%, respectively.

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

Selling, general and administrative expenses were $4,666,000, or 31.8% of net sales for the three months ended March 31, 2005, as compared to $4,893,000, or
40.2% of net sales for the similar period in 2004. This decrease of $227,000 resulted primarily from a one-time expense of $1,084,000 related to a lump sum payment to the Company's Chief Executive Officer, Melvyn Knigin, in the prior year, partially offset by an increase in other salary expense and salary related costs of $367,000, samples and design related cost of $153,000, shipping expense and shipping related costs of $128,000, commissions of

$78,000, royalties of $33,000 and a net increase in other general overhead expenses. The payment to Mr. Knigin occurred as a result of a stock ownership sale by the former Chairman of the Company, which activated a provision in Mr.
Knigin's employment agreement. Under the terms of the agreement with Mr. Knigin, this payment is to be applied against any severance obligations of the Company owed to Mr. Knigin under his employment contract, which, in accordance with its terms, expires on June 30, 2007. The increase in salaries was primarily the result of additional personnel for the SB&S division. The increase in samples and design related cost was the result of the addition of the SB&S division and the new Maidenform line. The increase in shipping expense is the result of the addition of the SB&S division and the increased use of a West Coast public warehouse. The increase in commissions was the result of commissions paid on the
SB&S division's sales and an increase in commissionable sales in the remaining business. The royalty expense is related to the Maidenform licensing agreement.

Selling, general and administrative expenses were $13,877,000, or 27.5% of net sales for the nine months ended March 31, 2005, as compared to $12,267,000, or
28.4% of net sales for the similar period in 2004. This increase of $1,610,000, absent the one-time expense of $1,084,000 in the prior year discussed above, would have been $2,694,000. This increase is a result of an increase in salary expense and salary related costs of $953,000, shipping expense and shipping related costs of $584,000, samples and design related cost of $295,000, outbound freight expense of $197,000, commissions of $160,000, a greater recovery of bad debt in the prior year of $204,000 and a net increase in other general overhead expenses. The increase in salaries was primarily the result of additional personnel for the SB&S division. The increase in shipping expense is the result of the addition of the SB&S division, unanticipated costs for the large order that was shipped at a low margin and the increased use of a West Coast public warehouse. Utilizing the SB&S distribution center created excess shipping capacity and as of January 2005, we began shipping the SB&S orders from our distribution centers in Mississippi and Pennsylvania. We discontinued using the
SB&S distribution center in January 2005. The increase in samples and design related cost was the result of the addition of the SB&S division and the new
Maidenform line. The increase in outbound freight expense was due to the expediting of the large order discussed earlier. The increase in commissions was the result of commissions paid on the SB&S division's sales and an increase in commissionable sales in the remaining business. The recovery of bad debts in the prior year resulted primarily from one customer in bankruptcy that resolved our claim more favorably than we had anticipated.

We had a loss from operations of $1,193,000 and $1,544,000 for the three and nine months ended March 31, 2005 as compared to a loss from operations of
$1,062,000 and income from operations of $1,123,000 for the comparable three and nine-month periods in the prior year. The increased loss for the three-month period was due to lower gross margins, partially offset by higher sales and lower selling, general and administrative expenses. The decrease for the nine-month period was due to lower gross margins and higher selling, general and administrative expenses, partially offset by higher sales.

Interest expense for the three and nine months ended March 31, 2005 increased to
$76,000 and $234,000 as compared to $2,000 and $72,000 in the comparable period in 2004, respectively. These increases were due primarily to higher borrowing levels, which was the result of the acquisition of the SB&S division and higher sales, which required higher inventories and accounts receivable.

We provided for an income tax benefit of $508,000 and $711,000 for the three and nine months ended March 31, 2005, as compared to an income tax benefit of
$424,000 and a provision for income taxes of $422,000 for the similar periods in
2004, respectively. We utilized an estimated income tax rate of 40% in all periods.

NET (LOSS) INCOME
-----------------

We had a net loss of $761,000 and $1,066,000 for the three and nine months ended
March 31, 2005 as compared to a net loss of $636,000 and net income of $634,000 for the similar periods in 2004, respectively. The increase in the net loss for the three-month period was due to lower gross margins, an increase in net interest expense, partially offset by higher sales, lower selling, general and administrative expenses and a larger income tax benefit. The decrease for the nine-month period was due to lower gross margins, an increase in selling, general and administrative expenses and an increase in interest expense, partially offset by higher sales and an income tax benefit in the current period as compared to a provision for income taxes in the similar period last year.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
--------------------------------------------------

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of March 31, 2005 (in thousands):

                                                                  Payments Due by Period
                                                       --------------------------------------------------
                                                          Within                                  After 5
                                            Total         1 Year       2-3 Years     4-5 Years     Years
                                        ------------   -----------     ---------     ---------   -------

  Contractual Obligations

  Credit Facility                           $3,763         $ 3,763          $  -         $  -        $  -
  Licensing Agreement                          400              98           302            -           -
  Operating Leases                           6,894           1,212         2,352        2,401         929
  Consulting Agreements                        558             277           281            -           -
  Employment Contracts                       2,820           1,357         1,463            -           -
                                           -------         -------       -------      -------      ------
  Total Contractual Obligations            $14,435          $6,707        $4,398       $2,401        $929
                                           =======          ======        ======       ======        ====

                                                           Amount of Commitment Expiration Per Period
                                                           ------------------------------------------
                                              Total
                                             Amounts      Within                                   After 5
                                            Committed     1 Year        2-3 Years     4-5 Years     Years
                                            ---------    --------       ---------     ---------    -------

  Other Commercial Commitments
  Letters of Credit                           $4,711       $4,711           $  -         $  -        $  -
                                              ------       ------           ----         ----        ----
  Total Commercial Commitments                $4,711       $4,711           $  -         $  -        $  -
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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the nine months ended March 31, 2005, our working capital decreased by
$2,977,000 to $13,566,000, primarily due to the acquisition of the SB&S division and the loss from operations.

During the nine months ended March 31, 2005, cash decreased by $2,092,000. We used cash of $2,201,000 in our operations, $226,000 for the purchase of fixed assets and $3,456,000 for the acquisition of the inventory and certain other assets of Sidney Bernstein & Son Lingerie, Inc. The net

proceeds from short-term borrowings of $3,763,000, the exercise of employee stock options of $23,000 and the decrease in cash primarily funded these activities.

Receivables, net of allowances, at March 31, 2005 increased by $1,701,000 to
$9,278,000 from $7,577,000 at June 30, 2004. This increase was due to higher sales for the three months ended March 31, 2005 as compared to the three months ended June 30, 2004.

Inventory at March 31, 2005 increased by $1,194,000 to $7,132,000 from
$5,938,000 at June 30, 2004. This increase was primarily due to the addition of the SB&S division.

Effective July 1, 2004, we obtained a new revolving line of credit of up to
$24,000,000. Direct borrowings under this line bear interest at the prime rate less three quarters of one percent per annum. Availability under the line of credit is subject to our compliance with certain agreed upon financial formulas.
We were in compliance at March 31, 2005. This line of credit is secured by substantially all of our assets. This line of credit expires June 30, 2005. We have had preliminary discussions regarding the renewal of our line of credit and believe that it will be renewed for an additional one-year period in the ordinary course of business.

We believe the available borrowing under our secured revolving line of credit, which we believe will be renewed for a new one-year term, along with anticipated internally generated funds, will be sufficient to cover our working capital requirements through June 30, 2006.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based
Payment." SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for
Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for
Stock Issued to Employees." This statement is effective as of the beginning of the Company's next fiscal year. The Company is required to implement this new standard in the quarter ending September 30, 2005. The impact of this new standard, if it had been in effect, on the net earnings and related per share amounts of our fiscal years ended in June 2004, 2003 and 2002 were disclosed in
Note 1, Summary of Significant Accounting Policies, Stock Options of our
Financial Statements included in our Form 10-K for the fiscal year ended June
30, 2004. The impact of this new standard, if it had been in effect, on the net earnings and related per share amounts of our fiscal quarter ended March 31,
2005 is disclosed in Note 2, included elsewhere in this Quarterly Report on Form
10-Q.

INFLATION
---------

We do not believe that our operating results have been materially affected by inflation during the preceding three years. There can be no assurance, however, that our operating results will not be affected by inflation in the future.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to changes in the prime rate based on the Federal Reserve actions and general market interest fluctuations. We believe that moderate interest rate increases will not have a material adverse impact on our results of operations, or financial position, in the foreseeable future. For the nine months ended
March 31, 2005, borrowings peaked during the period at $13,410,000 and the average amount of borrowings was $7,270,000.

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

ITEM 4.   CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the
Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and
Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                MOVIE STAR, INC.

                                By: /s/ Melvyn Knigin
                                ------------------------------------------
                                    MELVYN KNIGIN
                                    President; Chief Executive Officer

                                By: /s/ Thomas Rende
                                ------------------------------------------
                                    THOMAS RENDE
                                    Chief Financial Officer (Principal
                                    Financial and Accounting Officer)

May 11, 2005

