Form 10-K
period 2005-06-30
MOVIE STAR INC /NY/
filed 2005-09-27
CIK 93631

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)

[X]  Annual report pursuant to section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the fiscal year ended June 30, 2005 or

[_]  Transition report pursuant to Section 13 or 15(d) of Securities Exchange
     Act of 1934

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
         (Address of Principal                                  (Zip Code)
           Executive Offices)

Registrant's telephone number, including area code (212) 684-3400

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class        Name of each exchange on which registered
----------------------------    -----------------------------------------
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

                                Yes [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

                                Yes [_]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act)

                                Yes [_]   No [X]

As of December 31, 2004 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's common stock (based on its reported last sale price on the American Stock
Exchange of $1.33), held by non-affiliates of the registrant, was $15,372,036.

As of September 15, 2005, there were 15,661,751 common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III by Items 10, 11, 12, 13 and 14 is incorporated by reference to the registrant's proxy statement in connection with the 2005 Annual Meeting of Shareholders, which will be filed by the registrant within 120 days after the close of its fiscal year.

See Item 15 with respect to exhibits to this Form 10-K which are incorporated herein by reference to documents previously filed or to be filed by the
Registrant with the Commission.

                                MOVIE STAR, INC.
                          2005 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

PART I                                                                                    PAGE NO.
                                                                                          --------

Item 4     Submission of Matters to a
           Vote of Security Holders..........................................................10

PART II

Item 5     Market for Company's Common Equity,
           Related Stockholder Matters and Issuer Purchases
           of Equity Securities..............................................................11

Item 6     Selected Financial Data...........................................................12

Item 7     Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................................14

Item 7A    Quantitative and Qualitative Disclosures
           About Market Risk.................................................................20

Item 8     Financial Statements and Supplementary Data.......................................22

Item 9     Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..............................................................45

Item 9A    Controls and Procedures...........................................................45

PART III

Item 10    Directors and Executive Officers of the Registrant................................46

Item 11    Executive Compensation............................................................46

Item 12    Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters...................................................46

Item 13    Certain Relationships and Related Transactions....................................46

Item 14    Principal Accounting Fees and Services............................................46

PART IV

Item 15    Exhibits and Financial Statement Schedules....................................... 47

                                     PART I

ITEM 1. BUSINESS

Movie Star, Inc. ("Company"), a New York corporation organized in 1935, designs, manufactures, markets and sells an extensive line of ladies' intimate apparel which includes sleepwear, robes, leisurewear, loungewear, panties and daywear.

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

The acquired assets were purchased for an aggregate price of $3,379,000, excluding transaction related fees, and included, among other assets, $2,873,000 of inventory and $500,000 of intangible assets. The Company also assumed
$3,012,000 of SB&S' open purchase orders and received $7,408,000 of open customer orders. Pursuant to the Asset Purchase Agreement, the Company also agreed to pay up to an additional $1,000,000 in the aggregate based upon certain gross profit levels generated by the Company's newly-established Sidney
Bernstein & Son Division during the next three fiscal years. In connection with the asset purchase, Daniel Bernstein and Irwin Bernstein, the two owners of SB&S joined the Company as President and Vice President, respectively, of the new division. During fiscal 2005, both Daniel and Irwin Bernstein voluntarily left the Company and, as a result, the Company is no longer obligated to pay any portion of the additional $1,000,000.

The Company's products are sold to discount, specialty, national and regional chain, mass merchandise and department stores and direct mail catalog marketers throughout the United States. The prices to consumers for the Company's products range from approximately $5.00 for certain of its products, such as nightshirts, to approximately $85.00 for certain other products, such as peignoir sets. The
Company's products are sold by in-house sales personnel and outside manufacturer's representatives. Approximately 40% of the Company's sales are made to mass merchandisers, 12% to national chains, and 13% to department stores; the balance of the Company's sales are unevenly distributed among discount, specialty, regional chain stores and direct mail catalog marketers.
The Company's gross profit on its sales for each of the fiscal years ended June
30, 2005, 2004 and 2003 was approximately 24.3%, 30.0% and 31.7%, respectively.

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
Due to the Company's strategic decision to take advantage of lower labor costs by purchasing more of its finished goods offshore, the Company eliminated its domestic production in 2002 and increased its finished package purchases. The purchase of finished packages increased from 71% of total production in fiscal
2003 to 76% in fiscal

2004 and 87% in fiscal 2005. CMT production was 29% of total production in fiscal 2003, 24% in fiscal 2004 and 13% in fiscal 2005.

The following table sets forth a list of the countries from which the Company has purchased finished goods (referred to in the table as "FG") and in which the
Company has contracted for the assembly of its products, including the approximate percentage of the Company's total cost of production allocable to each country:

                                     2005                        2004
                         --------------------------   --------------------------
                         CMT   FG Purchased   Total   CMT   FG Purchased   Total
                         ---   ------------   -----   ---   ------------   -----
Bangladesh                --%       19%         19%    --%        7%          7%
Cambodia                  --         8           8     --        10          10
China                     --         7           7     --         7           7
Dominican Republic        12        --          12     18        --          18
India                     --        22          22     --         7           7
Mexico                    --         4           4      4         4           8
Pakistan                  --         3           3     --         7           7
Philippines               --        21          21      2        31          33
Other                      1         3           4     --         3           3
                         ---       ---         ---    ---       ---         ---
Total Production          13%       87%        100%    24%       76%        100%
                         ===       ===         ===    ===       ===         ===

In the second half of fiscal 2005, the Company exited the Dominican Republic as a source of production and moved the production of the product being produced there to El Salvador. Currently, the Company has two independent representatives in Bangladesh, one employee in El Salvador (formerly this employee was located in the Dominican Republic) and eight employees in the Philippines supervising the production of finished products purchased by the Company or assembled for the Company by CMT manufacturers in those countries. These employees and representatives assist in maintaining quality and on-time delivery. Management personnel travel to El Salvador and Asia throughout the year to monitor the performance of the Company's offshore manufacturers and contractors.

In order to facilitate the coordination of its production in the Philippines, which was 32% of total production in 2003, 33% in 2004 and 21% in 2005, the
Company opened a representative office in the Philippines in 2002. The office is being utilized primarily for administrative and manufacturing support functions, as well as sample making and pattern making.

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

The Company entered into a licensing agreement with Maidenform Inc. in February
2004. Under this agreement, the Company is designing, producing and marketing a line of ladies' sleepwear and robes under the Maidenform(R) name. The Company's
Maidenform Collection is available to department stores, chains and high-end specialty stores nationally. The Company is also actively marketing a line of sleepwear, robes and daywear under the Maidenform trademarks "Sweet
Nothings(R)", "Self Expressions(R)" and "Rendezvous(R)."

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

All sales are outright sales. Terms are generally net 10 days E.O.M. (end of month) or net 30 days from the date the goods are shipped which, depending on date of shipment, can be due from as short a period as 21 days or as long as 50 days. It has become industry practice to extend payment terms up to an additional thirty 30 days for certain customers and the Company occasionally follows this practice. Although sales are made without the right of return, in certain instances the Company may accept returns or agree to allowances.

Wal-Mart accounted for 20% of sales for fiscal 2005, 38% of sales for fiscal
2004 and 42% of sales for fiscal 2003. Target accounted for 15% of sales for fiscal 2005, 3% of sales for fiscal 2004 and 4% of sales for fiscal 2003. Sears,
Roebuck and Company accounted for 6% of sales for fiscal 2005 and 10% of sales for fiscal 2004 and 2003.

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

The backlog of orders was approximately $28,363,000 as of June 30, 2005,
$27,145,000 as of June 30, 2004 and $27,420,000 as of June 30, 2003. When the
Company completed its acquisition of certain assets of SB&S in August 2004, it also acquired $7,408,000 of open customer orders. These SB&S orders are not included in the June 30, 2004 backlog, however, the Company had approximately
$6,900,000 of low margin orders that were included in the June 30, 2004 backlog.
The Company believes that the current backlog is firm and will be filled by the end of the current fiscal year. Orders are booked upon receipt.

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

As of August 31, 2005, the Company had 280 full-time and 9 part-time employees.
Approximately 11 are executive

and senior management, 71 are in design, design support and sample making, 17 are in sales and sales support, 46 are administrative personnel and office support, 89 are in production, manufacturing and offshore support and 55 are in distribution and warehousing.

The Company has never experienced an interruption of its operations because of a work stoppage. Even though the Company is subject to certain seasonal variations in sales, significant seasonal layoffs are rare.

Employees have an interest in the Company's common stock through the Company's
ESOP. The Company believes its relationship with its employees to be good. The
Company is not a party to any collective bargaining agreement with any union.

ITEM 1A. RISK FACTORS

WE RELY ON A FEW KEY CUSTOMERS, AND THE LOSS OF ANY ONE KEY CUSTOMER WOULD
SUBSTANTIALLY REDUCE OUR REVENUES. THERE HAS ALSO BEEN A GROWING TREND TOWARD
RETAIL CONSOLIDATION AND WE ARE INCREASINGLY DEPENDENT UPON FEWER CUSTOMERS.

Over 80% of our sales are generated from less than 30 of our customers and a significant amount of our revenues are generated from a few major customers. A significant decrease in business from or loss of any of our major customers could harm our business and financial condition by causing a significant decline in revenues attributable to such customers.

Wal-Mart accounted for 20 % of sales for fiscal 2005, 38% of sales for fiscal
2004 and 42% of sales for fiscal 2003. Target accounted for 15 % of sales for fiscal 2005, 3 % of sales for fiscal 2004 and 4 % of sales for fiscal 2003.
Sears, Roebuck and Company accounted for 6% of sales for fiscal 2005 and 10% of sales for fiscal 2004 and 2003.

We do not have long-term contracts with any of our customers and therefore our business is subject to unpredictable increases and decreases in sales depending upon the size and number of orders that we receive each time we present our products to our customers. If we experience a significant decrease in sales to any of our major customers, and are unable to replace such sales volume with orders from other major customers, there would be a material adverse effect on our operating results and financial condition.

OUR BUSINESS RELIES ON CONSUMER SPENDING PATTERNS.

Our business is susceptible to a number of factors that influence the levels of consumer spending, including economic conditions such as the levels of disposable consumer income, consumer debt, interest rates and consumer confidence. Reduced consumer spending on apparel and accessories could lead to a decline in revenues and there could be a material adverse effect on our operating results and financial condition.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY. IF WE ARE UNABLE TO SUCCESSFULLY
COMPETE, IT COULD RESULT IN A LOSS OF REVENUES.

The intimate apparel business is highly competitive. The industry is characterized by a large number of small companies manufacturing and selling unbranded merchandise, and by several large companies which have developed widespread consumer recognition of the brand names associated with merchandise manufactured and sold by these companies. In addition, certain of the larger retailers to whom we have historically sold our products have sought to expand the development and marketing of their own brands and to obtain intimate apparel products directly from similar sources as we do.

The intimate apparel industry is further characterized by competition on the basis of price, quality, efficient service and prompt delivery. If we do not continue to provide high quality and reliable services on a timely basis at competitive prices, we may not be able to continue to compete in our industry.
If we are unable to compete successfully, we could lose one or more of our significant customers which, if not replaced, could negatively impact our sales and have an adverse effect on our operating results and financial condition.

IF OUR PRODUCT DESIGNS ARE NOT ACCEPTED BY OUR CUSTOMERS OR BY THE RETAIL
CONSUMERS, WE COULD EXPERIENCE A REDUCTION IN SALES OR OUR CUSTOMERS COULD
EXPERIENCE A REDUCTION IN SALES, WHICH, IN EITHER EVENT, COULD MATERIALLY
ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

Our operating results could be negatively affected as a result of decreased revenue if our product designs are not accepted by our customers. Also, if our customers purchase our product and do not have success in selling our product at retail, they may request a price adjustment to assist them in marking down the selling price to make the product more attractive to the retail consumer. They, in turn, could then request that we provide them with sales allowances which would reduce our sales revenues.

WE OPERATE ON VERY TIGHT DELIVERY SCHEDULES AND IF WE RECEIVE OUR CUSTOMER
ORDERS LATE, OR IF THERE ARE DELAYS IN THE PRODUCTION PROCESS AND WE ARE UNABLE
TO MEET THE EXPECTED DELIVERY DATES IT COULD NEGATIVELY AFFECT OUR
PROFITABILITY.

Our customers have been placing their orders in such a manner that the amount of time that we have to source and produce the orders is shorter than it has ever been. If our customers delay the ordering process any more or if there are difficulties during the production process it could create delays in the delivery of the goods. If there is a delay in the delivery of the goods our customers may cancel their orders or request a reduced price for the delivery of their orders. If their orders are canceled, it would leave us in an over-inventoried position and require the sale of inventory at low or negative profits. If customers request a reduced price, it would reduce our profitability. We may also incur extra costs to meet the delivery dates of our customers.

THE UNAVAILABILITY OR DISRUPTION OF OUR SUPPLIERS COULD LEAD TO THE REDUCTION IN
REVENUE.

If we are unable to secure satisfactory manufacturers to produce our orders, it could lead to the loss of revenue. Also, if our manufacturers are late or unable to deliver the goods to us due to unexpected circumstances such as, weather conditions, disruption of the transportation systems or shipping lines used by our suppliers or uncontrollable factors such as terrorism and war, we may experience a reduction in revenue or we may incur additional costs to deliver the orders to our customers, such as shipping goods via air.

THE INABILITY TO UTILIZE OUR DISTRIBUTION CENTER COULD LEAD TO A REDUCTION IN
REVENUE.

If we are unable to utilize our distribution center due to unexpected circumstances such as weather conditions, disruption of the transportation systems or uncontrollable factors such as terrorism and war, we may be late or unable to deliver goods to our customers, or we may be forced to incur additional costs to deliver the orders to our customers through alternate channels, which, in either event, would result in a reduction in revenue.

WE DEPEND ON OUR KEY PERSONNEL.

Our success depends to a large extent upon the continued services of key employees. The loss of the services of any key employee could have a material negative impact on our ability to manage our business successfully. Our success depends upon our ability to retain and attract qualified management, administrative and sales personnel to support our business. Our inability to do so may have a significant negative impact on our ability to manage and grow our business.

TRANSACTIONS WITH OUR FOREIGN MANUFACTURERS AND SUPPLIERS ARE SUBJECT TO RISKS
OF DOING BUSINESS ABROAD.

Our import and offshore operations are subject to constraints imposed by agreements between the United States and a number of foreign countries in which we conduct business. These agreements impose quotas on the amount and type of goods that can be imported into the United States from these countries. Such agreements also allow the United States to impose, at any time, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits. Our imported products are also subject to United States customs duties and, in the ordinary course of business, we are from time to time subject to claims by the United States Customs Service for duties and other charges. The United States and other countries in which our products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust presently prevailing quotas, duty or tariff levels, which could adversely affect our operations and our ability to continue to import products at current or increased levels.

THE AMERICAN STOCK EXCHANGE (THE "EXCHANGE") MAY DELIST OUR COMMON STOCK FROM
QUOTATION ON ITS EXCHANGE.

Our common stock is currently listed on the American Stock Exchange. In order to continue the listing of our common stock, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in shareholders' equity (usually between $2 million and $4 million) and a minimum number of public shareholders (usually 300 shareholders or 200,000 shares held by our non-affiliates). Additionally, our common stock cannot have what is deemed to be a "low selling price" as determined by the Exchange.

On September 15, 2005 the sale price of our common stock was $0.70. If the
Exchange were to determine that this price is a "low selling price," it may require us to effect a reverse split or suspend or remove our common stock from listing on the Exchange. In determining whether a reverse split or suspension or removal is appropriate, the Exchange will consider all pertinent factors including market conditions in general, the number of shares outstanding, plans which may have been formulated by management, applicable regulations of the state or country of incorporation or of any governmental agency having jurisdiction over the company and the relationship to other Exchange policies regarding continued listing.

If the Exchange delists our common stock from trading on its exchange, investors could face significant material adverse consequences including:

     o    a limited availability of market quotations for our common stock;

     o    a more limited amount of news and analyst coverage for our company;
          and

     o    a decreased ability to issue additional securities or obtain additional financing in the future

ITEM 2. PROPERTIES

     The following table sets forth all of the facilities owned or leased by the
Company as of June 30, 2005.

                                                         OWNED OR   BLDG. AREA   EXPIRATION
LOCATION             USE                                  LEASED     (SQ. FT.)    OF LEASE
------------------   ---------------------------------   --------   ----------   ----------

1115 Broadway,       Corporate Offices                   Leased       11,000        12/10
New York, NY         Divisional Sales Office and
                     Showroom                                          8,000
                     Production Staff and Design                      12,000
                                                                     -------
                                                                      31,000
                                                                     =======

180 Madison Ave.,    Sales Office and Showroom           Leased        3,000        3/06
New York, NY

Petersburg, PA (1)   Warehousing for finished goods      Owned (1)   137,000        N/A
                     Distribution Center                               3,000
                                                                     -------
                                                                     140,000
                                                                     =======

Mississippi          Manufacturing Support               Leased       24,000        11/20
                     Warehousing and Distribution                    172,000
                     Office                                           16,000
                                                                     -------
                                                                     212,000
                                                                     =======

                     Warehousing                         Owned        27,000        N/A
                     Office                                            2,000
                                                                     -------
                                                                      29,000
                                                                     =======

Philippines          Administrative and Manufacturing    Leased        3,800        4/08
                     Support Sample and Pattern Making

----------
     (1) In June 2005, management decided to close this facility. This facility was temporarily reopened in September 2005 to assist with the backlog of orders caused by hurricane Katrina.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings pending which are material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

                                     PART II

     ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                    AND ISSUER PUCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the American Stock Exchange under the symbol "MSI." The following table sets forth for the indicated periods the reported high and low prices per share.

                                                HIGH    LOW
                                               -----   -----

YEAR ENDED JUNE 30, 2005
First Quarter...............................   $1.46   $1.07
Second Quarter..............................    1.55    1.08
Third Quarter...............................    1.61     .85
Fourth Quarter..............................    1.30     .80

YEAR ENDED JUNE 30, 2004
First Quarter ..............................   $2.49   $1.58
Second Quarter .............................    2.75    1.33
Third Quarter...............................    1.82    1.20
Fourth Quarter..............................    1.59    1.26

HOLDERS

As of September 15, 2005, there were 833 shareholders of record of the common stock. The Company believes that there are a significant number of beneficial owners of its common stock whose shares are held in "street name".

DIVIDEND POLICY

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

EQUITY COMPENSATION PLAN INFORMATION

The following sets forth certain information as of June 30, 2005 concerning the
Company's equity compensation plans:

                                       NUMBER OF SHARES TO BE     WEIGHTED-AVERAGE     NUMBER OF SHARES REMAINING
                                      ISSUED UPON EXERCISE OF     EXERCISE PRICE OF       AVAILABLE FOR FUTURE
                                        OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,     ISSUANCE UNDER EQUITY
            PLAN CATEGORY               WARRANTS AND RIGHTS      WARRANTS AND RIGHTS       COMPENSATION PLANS
-----------------------------------   -----------------------   --------------------   --------------------------

Plans approved by shareholders
   1988 Non-Qualified Stock Option
     Plan                                      200,000                  $1.14                   1,466,666
   1994 Incentive Stock Option Plan            620,000                    .65                          --
   2000 Performance Equity Plan (1)            338,000                    .91                     391,929
                                             ---------                   ----                   ---------
                                             1,158,000                    .81                   1,858,595
Plans not approved by shareholders
   Warrant
                                                50,000                    .44                          --
                                             ---------                  -----                   ---------
Total                                        1,208,000                  $ .79                   1,858,595
                                             =========                  =====                   =========

(1) Includes 20,071 shares of common stock issued and 48,000 shares of common stock issuable upon exercise of options under the 2000 Performance Equity Plan granted to non-employee directors pursuant to the Company's Non-Employee
Director Compensation Plan, which provides for each non-employee director to elect to receive their annual stipend and meeting fees in

cash and/or shares of the Company's common stock under the Company's 2000
Performance Equity Plan in such proportion as is determined by each non-employee director. If a non-employee director elects to be paid in stock, either in full or in part, the number of shares of common stock to be issued is determined by dividing the dollar amount of the stipend and meeting fees earned during the quarter (or a percentage thereof, if the non-employee director elects to receive stock payment in part) by the last sale price of the Company's common stock on the last trading day of each calendar quarter in which the fees were earned.

MOVIE STAR, INC.
ITEM 6. SELECTED FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                            FISCAL YEARS ENDED JUNE 30,
                                                                -----------------------------------------------
STATEMENT OF OPERATIONS DATA:                                     2005      2004      2003      2002      2001
                                                                -------   -------   -------   -------   -------

Net sales                                                       $58,533   $53,691   $64,916   $54,359   $62,462
                                                                -------   -------   -------   -------   -------
Cost of sales                                                    44,304    37,581    44,345    39,157    44,072
Selling, general and administrative expenses                     19,024    15,824    14,623    13,689    14,869
Loss on closing of distribution facility                             --        --        --        --     1,188
                                                                -------   -------   -------   -------   -------
                                                                 63,328    53,405    58,968    52,846    60,129
                                                                -------   -------   -------   -------   -------
Operating (loss) income from continuing operations               (4,795)      286     5,948     1,513     2,333
Gain on purchases of subordinated debentures and senior notes        --        --        --        --      (482)
Interest income                                                      (1)      (12)       (4)       (3)       (6)
Interest expense                                                    282        76       351       695     1,476
                                                                -------   -------   -------   -------   -------
(Loss) income from continuing operations before income tax
   (benefit) provision                                           (5,076)      222     5,601       821     1,345
Income tax (benefit) provision                                   (1,954)       94     2,170       360      (695)
                                                                -------   -------   -------   -------   -------
(Loss) income from continuing operations                         (3,122)      128     3,431       461     2,040
Income (loss) from discontinued operations                           --        --        --        86      (326)
                                                                -------   -------   -------   -------   -------
Net (loss) income                                               $(3,122)  $   128   $ 3,431   $   547   $ 1,714
                                                                =======   =======   =======   =======   =======
BASIC NET (LOSS) INCOME PER SHARE:
From continuing operations                                      $  (.20)  $   .01   $   .23   $   .03   $   .14
From discontinued operations                                         --        --        --       .01      (.02)
                                                                -------   -------   -------   -------   -------
Net (loss) income                                               $  (.20)  $   .01   $   .23   $   .04   $   .12
                                                                =======   =======   =======   =======   =======
DILUTED NET (LOSS) INCOME PER SHARE:
From continuing operations                                      $  (.20)  $   .01   $   .22   $   .03   $   .13
From discontinued operations                                         --        --        --       .01      (.02)
                                                                -------   -------   -------   -------   -------
Net (loss) income                                               $  (.20)  $   .01   $   .22   $   .04   $   .11
                                                                =======   =======   =======   =======   =======
Basic weighted average number of shares outstanding              15,625    15,574    15,133    15,085    14,899
                                                                =======   =======   =======   =======   =======
Diluted weighted average number of shares outstanding            15,625    16,199    15,407    15,112    15,301
                                                                =======   =======   =======   =======   =======

                                                                                  AT JUNE 30,
                                                                -----------------------------------------------
BALANCE SHEET DATA:                                               2005      2004      2003      2002      2001
                                                                -------   -------   -------   -------   -------

WORKING CAPITAL                                                 $10,673   $16,543   $15,979   $ 9,529   $ 8,016
                                                                =======   =======   =======   =======   =======
TOTAL ASSETS                                                    $24,907   $20,779   $24,089   $22,406   $27,799
                                                                =======   =======   =======   =======   =======
SHORT-TERM DEBT - Including current maturities
   of long-term debt and capital lease obligations              $ 4,794   $    --   $ 2,304   $ 4,169   $10,327
                                                                =======   =======   =======   =======   =======
LONG-TERM DEBT - Including deferred lease
   and other long-term liabilities                              $   390   $   374   $   325   $   254   $   183
                                                                =======   =======   =======   =======   =======
SHAREHOLDERS' EQUITY                                            $14,677   $17,747   $17,264   $13,624   $13,021
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

Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks are included in "Item 1: Business," "Item
1A: Risk Factors" and "Item 7: Management's Discussion and Analysis of Financial
Condition and Results of Operations" of this Form 10-K. In assessing forward-looking statements contained herein, readers are urged to carefully read those statements.

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

During fiscal 2005 and 2004, we experienced a significant reduction in sales that was primarily the result of receiving fewer orders from some of our larger customers. However, we do not believe that this is a permanent trend and these larger customers continue to welcome us to present our products to them. Absent the addition of the SB&S division, the dollar volume of orders shipped in fiscal
2005 would have been lower than in fiscal 2004. The orders shipped in fiscal
2005 were from different customers than in fiscal 2004 and some of the shipments were at a considerably lower gross margin.

We expect sales for the first half of fiscal 2006 to be lower than the first half of fiscal 2005. However, the orders for the first half of fiscal 2006 were taken with an overall higher gross margin. Additionally, in our effort to return to

profitability, during the fourth quarter of fiscal 2005, we made personnel changes, including reductions in staff, which were necessary to improve our business, terminated a consulting agreement with our prior Chairman and closed our Petersburg, Pennsylvania distribution center. As a result of hurricane
Katrina, we temporarily reopened the Petersburg facility to assist with shipping goods to our customers.

Hurricane Katrina is having an impact upon our business operations in the quarter ending September 30, 2005. Our distribution center in Poplarville,
Mississippi was forced to close from August 29th to September 6th as a result of the hurricane. Operations at the Poplarville distribution center resumed once power was restored to the facility on September 6th. Because some of our employees have been unable to return to work, at September 15, 2005, the facility was operating at approximately 65% of capacity. We have been diverting some of our incoming inventory to a public warehouse operation in Los Angeles,
California and to our Petersburg, Pennsylvania distribution center, which we closed during the fourth quarter of fiscal 2005 but determined to reopen on a temporary basis to assist with shipping our goods to customers. However, notwithstanding our best efforts, some orders may be delayed and shipped in the second quarter of fiscal 2006 instead of the first quarter. We have been working closely with our customers and they have been understanding of the situation. We believe that they will continue to work with us but there can be no assurances of their continued cooperation and accommodation, as needed. We are also working with our insurance companies to minimize the financial impact of this occurrence. As of the date of this Report, we are unable to estimate the financial consequences of the hurricane on our results of operations.

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

                                                          Years Ended June 30,
                                         -----------------------------------------------------
                                              2005                2004              2003
                                         ---------------    ----------------   ---------------

Net sales                                $58,533   100.0%   $53,691   100.0%   $64,916   100.0%
Cost of sales                             44,304    75.7%    37,581    70.0%    44,345    68.3%
                                         -------   -----    -------   -----    -------   -----
   Gross profit                           14,229    24.3%    16,110    30.0%    20,571    31.7%
   Selling, general and administrative
      expenses                            19,024    32.5%    15,824    29.5%    14.623    22.5%
                                         -------   -----    -------   -----    -------   -----
   (Loss) income from operations          (4,795)   (8.2)%      286      .5%     5,948     9.2%
Interest income                               (1)     --        (12)     --         (4)     --
Interest expense                             282      .5%        76      .1%       351      .6%
                                         -------   -----    -------   -----    -------   -----
   (Loss) income before income tax
      (benefit) provision                 (5,076)   (8.7)%      222      .4%     5,601     8.6%
Income tax (benefit) provision            (1,954)   (3.4)%       94      .2%     2,170     3.3%
                                         -------   -----    -------   -----    -------   -----
Net (loss) income                        $(3,122)   (5.3)%  $   128      .2%   $ 3,431     5.3%
                                         =======   =====    =======   =====    =======   =====

FISCAL 2005 COMPARED TO FISCAL 2004

Results of Operations

Net sales for the year ended June 30, 2005 were $58,533,000 as compared to
$53,691,000 in the comparable period in 2004. The increase in sales was due to the sales contribution of $12,964,000 of the SB&S division and the shipment of a
$7,800,000 low margin order partially offset by a reduction in orders from some of our larger customers. The revenues of the Movie Star division declined by approximately $8,122,000 and were adversely impacted by higher than expected markdown allowances due to a highly promotional retail environment as well as lower than anticipated product performance at retail.

The low margin order of $7,800,000, as mentioned above, was shipped in the second and third quarters of fiscal 2005. This order was for one major retailer and the expected gross margin was considerably lower than Movie Star's regular business. The costs to prepare this order for shipment were significantly higher than we originally anticipated. In addition, a significant portion of the merchandise arrived late at our distribution centers from India and, in some cases, to meet the delivery dates of our customer, goods were shipped via air at a much higher cost and we also incurred additional costs to prepare the goods for shipment to our customer. We have declined to bid on this order for fiscal
2006.

The gross profit percentage was 24.3% for the year ended June 30, 2005 as compared to 30.0% for the year ended June 30, 2004. The lower overall margin resulted primarily from the addition of the SB&S division, which operated at
23.2% (which was lower than the anticipated margin due to the sale of closeouts), the low margin order that was shipped in the second and third quarters of fiscal 2005 and the higher sale of closeouts. Also contributing to the reduction in gross margins were the additional costs to exit the Dominican
Republic as a source of production and move the production of the product being produced there to El Salvador. The Movie Star division operated at a 24.6%,
30.0% and 31.7% gross margin for the years ended June 30, 2005, 2004 and 2003, respectively.

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

Selling, general and administrative expenses were $19,024,000, or 32.5% of net sales, for the year ended June 30, 2005 as compared to $15,824,000, or 29.5% of net sales, for the similar period in 2004. This increase of $3,200,000 is a result of an increase in salary expense and salary related costs of $411,000, shipping expense and shipping related costs of $725,000, consulting fees of
$520,000, samples and design related costs of $351,000, outbound freight expense of $214,000, commissions of $174,000, a greater recovery of bad debts in the prior year of $308,000 and a

net increase in other general overhead expenses. The increase in salaries was primarily the result of the additional personnel for the SB&S division and costs associated with personnel changes partially offset by a one-time expense of
$1,084,000 related to a lump sum payment to President and Chief Executive
Officer, Mel Knigin, in the prior year. Absent this one-time expense in the prior year, salaries would have increased approximately $1,495,000. The payment to Mr. Knigin occurred as a result of a stock ownership sale by the former
Chairman of the Company, which activated a provision in Mr. Knigin's employment agreement. Under the terms of the agreement with Mr. Knigin, this payment is to be applied against any severance obligations of the Company owed to Mr. Knigin under his employment contract, which, in accordance with its terms, expires on
June 30, 2007. The increase in shipping expense is the result of the addition of the SB&S division, unanticipated costs for the large low margin order and the increased use of a West Coast public warehouse. Also, utilizing the SB&S distribution center created excess shipping capacity and as of January 2005, we closed this facility and began shipping the SB&S orders from our distribution centers in Mississippi and Pennsylvania. We also decided in June 2005 to close the Pennsylvania distribution center. In September 2005 we temporarily reopened the Pennsylvania facility to handle some of the backlog of orders caused by the hurricane in Mississippi. The increase in samples and design related costs was the result of the addition of the SB&S division and the new Maidenform line. The increase in outbound freight expense was due to the expediting of the large order discussed earlier. The increase in consulting fees was primarily due to termination of our prior Chairman's services in connection with our consulting agreement with him in the amount of $450,000 and the addition of our consulting agreement with LLI, Inc. to provide the sales representation for us in Canada and supervise the operations of our office in Montreal. The increase in commissionable sales was the result of commissions paid on the SB&S division's sales and an increase in commissionable sales in the remaining business. The recovery of bad debts in the prior year resulted primarily from one customer in bankruptcy that resolved our claim more favorably than we had anticipated.

We recorded a loss from operations of $4,795,000 for the year ended June 30,
2005, as compared to operating income of $286,000 for the similar period in
2004. This decrease was due to, lower gross margins and higher selling, general and administrative expenses partially offset by higher sales.

Interest income for the year ended June 30, 2005 was $1,000 as compared to
$12,000 for 2004.

Interest expense for the year ended June 30, 2005 was $282,000 as compared to
$76,000 for 2004. This increase was due primarily to higher borrowing levels, which were the result of the acquisition of the SB&S division and higher sales, which required higher inventories and accounts receivable.

We provided for an income tax benefit of $1,954,000 for the year ended June 30,
2005, as compared to a provision for income taxes of $94,000 for the similar period in 2004. The tax benefit was the result of loss in fiscal 2005.

We recorded a net loss for the year ended June 30, 2005 of $3,122,000 as compared to net income of $128,000 for the same period in 2004. This reduction was due to lower gross margins, higher selling, general and administrative expenses and higher interest costs, partially offset by higher sales and an income tax benefit in the current year as compared to an income tax provision for the prior year.

FISCAL 2004 COMPARED TO FISCAL 2003

Results of Operations

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of June 30, 2005 (in thousands):

                                                    Payments Due by Period
                                          ----------------------------------------
                                          Within                           After 5
                                 Total    1 Year   2-3 Years   4-5 Years    Years
                                -------   ------   ---------   ---------   -------

Contractual Obligations
Note Payable                    $ 4,794   $4,794     $   --      $   --      $ --
Licensing Agreement                 380      115        265          --        --
Operating Leases                  6,623    1,233      2,355       2,416       619
Consulting Agreements               471      471         --          --        --
Employment Contracts              1,787    1,016        771          --        --
                                -------   ------     ------      ------      ----
Total Contractual Obligations   $14,055   $7,629     $3,391      $2,416      $619
                                =======   ======     ======      ======      ----

                                           Amount of Commitment Expiration Per Period
                                           ------------------------------------------
                                 Total
                                Amounts     Within                           After 5
                               Committed    1 Year   2-3 Years   4-5 Years    Years
                               ---------    ------   ---------   ---------   -------

Other Commercial Commitments
Letters of Credit                $5,985     $5,985      $--         $--        $--
                                 ------     ------      ---         ---        ---
Total Commercial Commitments     $5,985     $5,985      $--         $--        $--
                                 ======     ======      ===         ===        ===

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2005, working capital decreased by $5,870,000 to
$10,673,000, primarily due to the acquisition of the SB&S division and unprofitable operations.

During the fiscal year ended June 30, 2005, cash decreased by $2,349,000. We used cash of $3,478,000 in operations, $225,000 for the purchase of fixed assets and $3,456,000 for the acquisition of the inventory and certain assets of SB&S.
The net proceeds from short-term borrowings of $4,794,000, the exercise of employee stock options of $22,000 and the decrease in cash primarily funded these activities.

Receivables, net of allowances, at June 30, 2005 decreased by $1,604,000 to
$5,973,000 from $7,577,000 at June 30, 2004. This decrease is due to lower sales in the fourth quarter of 2005 as compared to the prior year.

Inventory at June 30, 2005 increased by $5,792,000 to $11,730,000 from
$5,938,000 at June 30, 2004. The increase is primarily due to the acquisition of the SB&S division and the earlier receipt of finished goods for shipments in fiscal 2006.

Effective July 1, 2005, we renewed our revolving line of credit of up to
$20,000,000. The revolving line of credit expires June 30, 2006 and is sufficient for our projected needs for operating capital and letters of credit to fund the purchase of imported goods through June 30, 2006. Direct borrowings under this line bear interest at the prime rate less three quarters of one percent per annum. Availability under the line of credit is subject to the
Company's compliance with certain agreed upon financial formulas. We were in compliance with our current lender at June 30, 2005. This line of credit is secured by substantially all of our assets.

We believe the available borrowing under our secured revolving line of credit, along with anticipated internally generated funds, will be sufficient to cover our working capital requirements through July 1, 2006.

We anticipate that capital expenditures for fiscal 2006 will be less than
$700,000.

EFFECT OF NEW ACCOUNTING STANDARDS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 retains the general principle of ARB 43,
Chapter 4, "Inventory Pricing (AC Section I78)," that inventories are presumed to be stated at cost; however, it amends ARB 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials
(spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventories based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. Management has evaluated SFAS No. 151 and we do not anticipate that the adoption of SFAS No. 151 will have a significant impact on our overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary
Assets, an amendment of APB Opinion No. 20, Accounting for Nonmonetary
Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June
15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. We do not anticipate that the adoption of SFAS No. 153 will have a significant impact on our overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based
Payment." SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for
Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for
Stock Issued to Employees." This statement is effective as of the beginning of our next fiscal year. We are required to implement this new standard in the quarter ending September 30, 2005. The impact of this new standard, if it had been in effect, on the net earnings and related per share amounts of our fiscal years ended in June 2005, 2004 and 2003 are disclosed in Note 1, Summary of
Significant Accounting Policies, Stock Options of our Financial Statements. The
impact of this new standard on our earnings for fiscal 2006 is estimated to be approximately $11,000 of expense, before the grants of any new options.

In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error
Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3"
("SFAS No. 154"). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial
Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

INFLATION

We do not believe that our operating results have been materially affected by inflation during the preceding three years. There can be no assurance, however, that our operating results will not be affected by inflation in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to changes in the prime rate based on the Federal Reserve actions and general market interest fluctuations. We believe that moderate interest rate increases will not have a material adverse impact on its results of operations, or financial position, in the foreseeable future. For the fiscal year ended June
30, 2005, borrowings peaked during the year at $13,410,000 and the average amount of borrowings was $6,335,000.

IMPORTS

Transactions with our foreign manufacturers and suppliers are subject to the risks of doing business abroad. Our import and offshore operations are subject to constraints imposed by agreements between the United States and a number of foreign countries in which we do business. These agreements impose quotas on the amount and type of goods that can be imported into the United States from these countries. Such agreements also allow the United States to impose, at any time, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits. Our imported products are also subject to United States customs duties

and, in the ordinary course of business, we are from time to time subject to claims by the United States Customs Service for duties and other charges. The
United States and other countries in which our products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust presently prevailing quotas, duty or tariff levels, which could adversely affect our operations and its ability to continue to import products at current or increased levels. We cannot predict the likelihood or frequency of any such events occurring.

ITEM 8. FINANCIAL STATEMENTS.

                                                                          PAGE
                                                                        --------

INDEX TO CONSOLIDATED STATEMENTS AND SUPPLEMENTARY DATA

   Report of Independent Registered Public Accounting Firm                 23

   Consolidated Balance Sheets at June 30, 2005 and 2004                   24

   Consolidated Statements of Operations for the fiscal
     years ended June 30, 2005, 2004 and 2003                              25

   Consolidated Statements of Shareholders' Equity for
      the fiscal years ended June 30, 2005, 2004 and 2003                  26

   Consolidated Statements of Cash Flows for the
      fiscal years ended June 30, 2005, 2004 and 2003                    27 - 28

   Notes to Consolidated Financial Statements                            29 - 43

SCHEDULE

   For the fiscal years ended June 30, 2005, 2004 and 2003:

         II - Valuation and Qualifying Accounts                            44

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
   Movie Star, Inc.:

We have audited the accompanying consolidated balance sheets of Movie Star, Inc.
and subsidiary as of June 30, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2) for each of the three years in the period ended June 30, 2005. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Movie Star, Inc.
and subsidiary as of June 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Mahoney Cohen & Company, CPA, P.C.

New York, New York
August 17, 2005

MOVIE STAR, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND 2004
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)
--------------------------------------------------------------------------------

ASSETS                                                                   2005      2004
                                                                       -------   -------

CURRENT ASSETS:
   Cash                                                                $   178   $ 2,527
   Receivables, net                                                      5,973     7,577
   Inventory                                                            11,730     5,938
   Deferred income taxes                                                 2,260     2,571
   Prepaid expenses and other current assets                               372       588
                                                                       -------   -------
      Total current assets                                              20,513    19,201
PROPERTY, PLANT AND EQUIPMENT - Net                                        755     1,021
DEFERRED INCOME TAXES                                                    2,473       148
GOODWILL                                                                   537        --
ASSETS HELD FOR SALE                                                       174        --
OTHER ASSETS                                                               455       409
                                                                       -------   -------
TOTAL ASSETS                                                           $24,907   $20,779
                                                                       =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Note payable                                                        $ 4,794   $    --
   Accounts payable                                                      3,579     1,937
   Accrued expenses and other current liabilities                        1,467       721
                                                                       -------   -------
      Total current liabilities                                          9,840     2,658
                                                                       -------   -------
DEFERRED LEASE LIABILITY
                                                                           315       283
                                                                       -------   -------
OTHER LONG-TERM LIABILITY                                                   75        91
                                                                       -------   -------
COMMITMENTS AND CONTINGENCIES                                               --        --

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value - authorized, 30,000,000 shares;
      issued 17,657,000 shares in 2005 and 17,617,000 shares in 2004       177       176
   Additional paid-in capital                                            4,747     4,706
   Retained earnings                                                    13,361    16,483
    Accumulated other comprehensive income                                  10        --
   Less treasury stock, at cost - 2,017,000 shares                      (3,618)   (3,618)
                                                                       -------   -------
      Total shareholders' equity                                        14,677    17,747
                                                                       -------   -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $24,907   $20,779
                                                                       =======   =======

See notes to consolidated financial statements.

MOVIE STAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                            2005      2004      2003
                                                          -------   -------   -------

Net sales                                                 $58,533   $53,691   $64,916
Cost of sales                                              44,304    37,581    44,345
                                                          -------   -------   -------
   Gross profit                                            14,229    16,110    20,571
Selling, general and administrative expenses               19,024    15,824    14,623
                                                          -------   -------   -------
   (Loss) income from operations                           (4,795)      286     5,948
Interest income                                                (1)      (12)       (4)
Interest expense                                              282        76       351
                                                          -------   -------   -------
   (Loss) income before income tax (benefit) provision     (5,076)      222     5,601
Income tax (benefit) provision                             (1,954)       94     2,170
                                                          -------   -------   -------
Net (loss) income                                         $(3,122)  $   128   $ 3,431
                                                          =======   =======   =======
BASIC NET (LOSS) INCOME PER SHARE                           $(.20)  $   .01   $   .23
                                                          =======   =======   =======
DILUTED NET (LOSS) INCOME PER SHARE                         $(.20)  $   .01   $   .22
                                                          =======   =======   =======
Basic weighted average number of shares outstanding        15,625    15,574    15,133
                                                          =======   =======   =======
Diluted weighted average number of shares outstanding      15,625    16,199    15,407
                                                          =======   =======   =======

See notes to consolidated financial statements.

MOVIE STAR, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                             ACCUMULATED
                                    COMMON STOCK    ADDITIONAL                  OTHER        TREASURY STOCK
                                  ---------------     PAID-IN    RETAINED   COMPREHENSIVE   ----------------
                                  SHARES   AMOUNT     CAPITAL    EARNINGS       INCOME      SHARES    AMOUNT    TOTAL
                                  ------   ------   ----------   --------   -------------   ------   -------   -------

BALANCE, JUNE 30, 2002            17,102    $171      $4,147      $12,924          $--       2,017   $(3,618)  $13,624
   Net income                         --      --          --        3,431           --          --        --     3,431
   Exercise of stock options         310       3         206           --           --          --        --       209
                                  ------    ----      ------      -------          ---       -----   -------   -------

BALANCE, JUNE 30, 2003            17,412     174       4,353       16,355           --       2,017    (3,618)   17,264
   Net income                         --      --          --          128           --          --        --       128
   Exercise of stock options         205       2         131           --           --          --        --       133
   Tax benefit from exercise of
      Stock options                   --      --         222           --           --          --        --       222
                                  ------    ----      ------      -------          ---       -----   -------   -------

BALANCE, JUNE 30, 2004            17,617     176       4,706       16,483                    2,017    (3,618)   17,747
   Net loss                           --      --          --       (3,122)                      --        --    (3,122)
   Cumulative translation
   adjustment                         --      --          --           --           10          --        --        10
                                                                                                               -------

      Comprehensive loss                                                                                        (3,112)
   Exercise of stock options          20      --          22           --                       --        --        22
   Issuance of common stock for
      directors' fees                 20       1          19           --           --          --        --        20
                                  ------    ----      ------      -------          ---       -----   -------   -------

BALANCE, JUNE 30, 2005            17,657    $177      $4,747      $13,361          $10       2,017   $(3,618)  $14,677
                                  ======    ====      ======      =======          ===       =====   =======   =======

See notes to consolidated financial statements.

MOVIE STAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2005, 2004, AND 2003
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                2005      2004      2003
                                                                              -------   -------   -------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                          $(3,122)  $   128   $ 3,431
   Adjustments to reconcile net (loss) income to net cash
      (used in) provided by operating activities
      Depreciation and amortization                                               406       410       403
      Provision for sales allowances and doubtful accounts                       (539)      316        69
      Deferred income taxes                                                    (2,014)       64     1,943
      Deferred lease liability                                                     32        59        84
      Issuance of common stock for directors' fees                                 20        --        --
      Loss on disposal of property, plant and equipment                            --        --        19
   (Increase) decrease in operating assets, net of acquisition of business:
      Receivables                                                               2,154     1,099    (2,060)
      Inventory                                                                (2,919)    4,454    (1,595)
      Prepaid expenses and other current assets                                   218      (223)     (163)
      Other assets                                                                (91)      (71)     (114)
   Increase (decrease) in operating liabilities:
      Accounts payable                                                          1,637      (951)     (467)
      Accrued expenses and other liabilities                                      740      (597)      321
                                                                              -------   -------   -------
         Net cash (used in) provided by operating activities                   (3,478)    4,688     1,871
                                                                              -------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                    (225)     (209)     (181)
   Acquisition of Sidney Bernstein & Son business                              (3,456)       --        --
                                                                              -------   -------   -------
         Net cash used in investing activities                                 (3,681)     (209)     (181)
                                                                              -------   -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of capital lease obligations                                         --       (27)      (43)
   Net proceeds from (repayments of) revolving line of credit                   4,794    (2,277)   (1,852)
   Proceeds from exercise of employee stock options                                22       133       209
                                                                              -------   -------   -------
         Net cash provided by (used in) financing activities                    4,816    (2,171)   (1,686)
                                                                              -------   -------   -------
Effect of exchange rate changes on cash                                            (6)       --        --
                                                                              -------   -------   -------

NET (DECREASE) INCREASE IN CASH                                                (2,349)    2,308         4
CASH, BEGINNING OF YEAR                                                         2,527       219       215
                                                                              -------   -------   -------

CASH, END OF YEAR                                                             $   178   $ 2,527   $   219
                                                                              =======   =======   =======

                                                                     (Continued)

MOVIE STAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2005, 2004, AND 2003
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                2005      2004      2003
                                                                              -------   -------   -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during year for:
      Interest                                                                $   282   $    76   $   358
                                                                              =======   =======   =======
      Income taxes                                                            $    60   $   343   $    43
                                                                              =======   =======   =======
SUPPLEMENTAL DISCLOSURES OF NONCASH
   FINANCING ACTIVITIES:
   Tax benefit from exercise of employee stock options                        $    --   $   222   $    --
                                                                              =======   =======   =======

                                                                     (Concluded)

See notes to consolidated financial statements.

MOVIE STAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business - Movie Star, Inc. is a New York corporation organized in 1935, which designs, manufactures, markets and sells an extensive line of ladies'
     sleepwear, robes, leisurewear, loungewear, panties and daywear.

     In May 2004, Movie Star, Inc. formed a wholly-owned subsidiary, Cinejour
     Lingerie, Inc., in Montreal, Canada which began marketing and selling Movie
     Star's products throughout Canada in fiscal 2005.

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

     Goodwill and Intangible Assets - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination accounted for under purchase method of accounting (see Note 2).
     The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets,"
     whereby goodwill is not amortized and the Company conducts impairment testing in the fourth quarter of each fiscal year, or sooner if events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. No amortization or impairment charges relating to goodwill have been recorded for the fiscal year ended June 30, 2005. Intangible assets at June 30, 2005 consist of a covenant not to compete of $31,000, which is included in "Other assets" and is being amortized by the straight-line method over the contract life.
     Amortization is expected to be $10,000 in each of the next three years.

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

     Had the Company elected to recognize compensation expense for stock-based compensation using the fair value method net (loss) income, basic net
     (loss) income per common share and net (loss) income per diluted common share would have been as follows:

                                                                   YEARS ENDED JUNE 30,
                                                                 -----------------------
                                                                   2005    2004    2003
                                                                 -------   ----   ------

     Net (loss) income, as reported                              $(3,122)  $128   $3,431
     Add (deduct) net stock-based employee forfeitures (cost),
        net of taxes                                                 (30)   (15)     146
                                                                 -------   ----   ------
     Pro forma net (loss) income                                 $(3,152)  $113   $3,577
                                                                 =======   ====   ======
     Basic net (loss) income per share, as reported              $  (.20)  $.01   $  .23
     Add (deduct) net stock-based employee forfeitures (cost)
        per share                                                     --     --      .01
                                                                 -------   ----   ------
     Pro forma basic net (loss) income per share                 $  (.20)  $.01   $  .24
                                                                 =======   ====   ======

                                                                YEARS ENDED JUNE 30,
                                                                --------------------
                                                                 2005   2004   2003
                                                                -----   ----   ----

     Diluted net (loss) income per share, as reported           $(.20)  $.01   $.22
     Add (deduct) net stock-based employee forfeitures (cost)
        per share                                                  --     --    .01
                                                                -----   ----   ----
     Pro forma diluted net (loss) income per share              $(.20)  $.01   $.23
                                                                =====   ====   ====

     The fair value of option grants were calculated with the following weighted-average assumptions:

                                  2005        2003
                               ----------   -------
     Risk-free interest rate   3.5% - 4.0%    4.0%
     Expected life               7 years    7 years
     Expected volatility        36% - 63%     70%
     Expected dividends           None        None

     No options were granted in 2004.

     The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

     Revenue Recognition - Revenue is recognized upon shipment. Although sales are made without the right of return, in certain instances, the Company may accept returns or agree to allowances. Sales returns, discounts and allowances are recorded as a component of net sales in the period in which the related sales are recognized. The customer takes title and assumes the risks and rewards of ownership of the products when the merchandise leaves the Company's warehouse. The Company expenses the costs of advertising to customers under cooperative advertising as a reduction of revenue and component of net sales. Cooperative advertising amounted to $236,000,
     $160,000 and $176,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

     Cost of Sales and Selling Costs - Cost of sales includes the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in, inspection costs, labor associated with quality repairs, internal transfer costs, purchasing and receiving costs, and travel and entertainment related to product sourcing."

     Selling costs include the costs of selling the merchandise, including preparing the merchandise for sale, picking and packing costs, and shipping and handling costs, such as warehousing, freight-out and other direct costs to deliver inventory to customers. Shipping and handling costs aggregated approximately $2,808,000 in 2005, $1,869,000 in 2004 and $1,917,000 in
     2003. In addition, selling costs include the costs for apparel design and development activities, including sample designs and patterns. The Company expenses these costs as incurred. Selling costs are a component of selling, general and administrative expenses.

     Deferred tax valuation allowance - In assessing the need for a deferred tax valuation allowance, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Since the Company was able to determine that it should be able to realize its deferred tax assets in the future, in excess of its recorded amount, a deferred tax valuation allowance was not deemed necessary. Likewise, should the Company determine that it would not be able to realize all or part of the Company's net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

     Net (Loss) Income Per Share - Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted net income per share also includes the dilutive effect of potential common shares outstanding during the period.

     Foreign Currency Translation - The assets and liabilities of the Company's
     Canadian subsidiary are translated into U.S. dollars at current exchange rates on the balance sheet date and revenue and expenses are translated at average exchange rates for the respective years. The net exchange differences resulting from these translations are recorded as a translation adjustment which is a component of shareholders' equity. Cinejour Lingerie,
     Inc.'s functional currency is the Canadian Dollar.

     Foreign Currency Transactions - The Company considers the United States
     Dollar to be the functional currency of its overseas offices. Foreign currency gains and losses, which are immaterial, are recorded in selling, general and administrative expenses on the consolidated statement of operations.

     Segment Reporting - The Company operates in one segment.

     EFFECT OF NEW ACCOUNTING STANDARDS

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
     This statement is effective as of the beginning of the Company's next fiscal year. The Company is required to implement this new standard in the quarter ending September 30, 2005. The impact of this new standard, if it had been in effect, on the net earnings and related per share amounts of our fiscal years ended in June 2005, 2004 and 2003 are disclosed above in
     Note 1, Summary of Significant Accounting Policies, Stock Options. The
     impact of this new Standard on the Company's net earnings for fiscal 2006 is estimated to be approximately $11,000 of expense, before the grants of any new options.

     In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and
     Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement
     No. 3" ("SFAS No. 154"). SFAS No. 154 replaces APB Opinion No. 20,
     Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes
     in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This
     Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

2.   ACQUISITION

     On August 3, 2004, the Company completed its acquisition of certain assets of Sidney Bernstein & Son Lingerie, Inc. ("SB&S"), a New York based company engaged in the design, marketing and sale of women's lingerie and related apparel accessories, pursuant to an Asset Purchase Agreement, dated as of
     July 28, 2004. The transaction allows the Company to expand its offerings, as well as diversify its sales distribution.

     The assets were purchased for an aggregate price of $3,379,000, excluding transaction related fees, and included, among other assets, $2,873,000 of inventory and $500,000 of intangible assets. The Company also assumed
     $3,012,000 of SB&S' open purchase orders and received $7,408,000 of open customer orders. Pursuant to the Asset Purchase Agreement, the Company had
     also agreed to pay up to an additional $1,000,000 in the aggregate based upon certain gross profit levels generated by the Company's newly-established Sidney Bernstein & Son Division during the next three fiscal years (see below).

     The acquisition was accounted for by the purchase method of accounting and the acquisition consideration was allocated among the tangible and intangible assets in accordance with their estimated fair value on the date of acquisition. In accordance with SFAS No. 142, goodwill will be subject to impairment testing at least annually. The results of operations of SB&S since August 3, 2004, are included in the Company's consolidated statement of operations. The total amount of goodwill is expected to be deductible for income tax purposes. The acquisition consideration and allocation of that consideration are as follows:

     ACQUISITION CONSIDERATION:
        Cash consideration paid                 $3,379,000
        Transaction related fees                    77,000
                                                ----------
           Total acquisition consideration      $3,456,000
                                                ==========

     ALLOCATION OF ACQUISITION CONSIDERATION:
        Inventory                               $2,873,000
        Goodwill related to acquisition            537,000
        Covenant not to compete                     40,000
        Property and equipment                       4,000
        Other current assets                         2,000
                                                ----------
           Total                                $3,456,000
                                                ==========

     On August 3, 2004, the Company entered into an employment agreement with
     Daniel Bernstein, a former employee of SB&S, which was to expire on June
     30, 2007. Pursuant to the agreement, Mr. Bernstein was to receive a base compensation of $350,000 annually plus commission based on formulas, as defined, in the agreement. In addition, the Company was to issue Mr.
     Bernstein options to purchase 75,000 shares of common stock under the
     Company's 2000 Performance Equity Plan in both fiscal 2005 and 2006.

     Effective June 10, 2005, Mr. Bernstein terminated his employment agreement with the Company. In addition, due to Mr. Bernstein's termination, he is no longer entitled to be issued options and the Company is no longer required to pay the additional $1,000,000 under the Asset Purchase Agreement.

3.   INVENTORY

     Inventory consists of the following:

                                                                JUNE 30,
                                                           -----------------
                                                             2005      2004
                                                           -------   -------
                                                             (IN THOUSANDS)

     Raw materials                                         $ 1,574   $1,166
     Work-in process                                           382      323
     Finished goods                                          9,774    4,449
                                                           -------   ------
                                                           $11,730   $5,938
                                                           =======   ======

4.   RECEIVABLES

     Receivables consist of the following:

                                                                JUNE 30,
                                                           -----------------
                                                             2005      2004
                                                           -------   -------
                                                             (IN THOUSANDS)

     Trade                                                 $ 7,086   $ 9,272
     Other                                                      41        10
                                                           -------   -------
                                                             7,127     9,282
     Less allowance for doubtful accounts and
        sales discounts                                     (1,154)   (1,705)
                                                           -------   -------
                                                           $ 5,973   $ 7,577
                                                           =======   =======

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                                JUNE 30,
                                                           -----------------
                                                             2005      2004
                                                           -------   -------
                                                             (IN THOUSANDS)

     Land, buildings and improvements                      $   989   $ 1,951
     Machinery and equipment                                   566       527
     Office furniture and equipment                          1,188     1,036
     Leasehold improvements                                    277       265
                                                           -------   -------
                                                             3,020     3,779
     Less accumulated depreciation and amortization         (2,265)   (2,758)
                                                           -------   -------
                                                           $   755   $ 1,021
                                                           =======   =======

     During fiscal year ended June 30, 2005, the Company reclassified the land and building, with a net carrying value of $174,000, at its Petersburg, PA facility to "Assets held for sale." See Note 15.

     Depreciation expense of $321,000, $340,000 and $359,000 was recorded in fiscal 2005, 2004 and 2003, respectively.

6.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:

                                                                     JUNE 30,
                                                                  --------------
                                                                   2005    2004
                                                                  ------   ----
                                                                  (IN THOUSANDS)

     Insurance                                                    $  129   $170
     Salary, commissions and employee benefits                       559    380
     Consulting fees                                                 450     --
     Other                                                           329    171
                                                                  ------   ----
                                                                  $1,467   $721
                                                                  ======   ====

7.   NOTE PAYABLE

     The Company has a secured line of credit with an international bank which matures on June 30, 2006 and is subject to annual renewals thereafter.
     Under the terms of this line of credit, the Company may borrow up to
     $20,000,000, in the aggregate, including revolving loans and letters of credit. As of June 30, 2005, the Company had outstanding borrowings of
     $4,794,000 under the facility and had approximately $5,985,000 of outstanding letters of credit. Availability under this line of credit is subject to the Company's compliance with certain financial formulas as outlined in the agreement. As of June 30, 2005, the Company was in compliance. Pursuant to the terms of the agreement, the Company pledged substantially all of it assets. Interest on outstanding borrowings is payable at a variable rate per annum, equal to the prime rate less 0.75 percent (5.50 percent as of June 30, 2005).

     For the fiscal year ended June 30, 2005, under the credit agreement, the borrowings peaked at $13,410,000 and the average amount of borrowings was
     $6,335,000, with the weighted average interest rate of 4.40 percent. For the fiscal year ended June 30, 2004, under the credit agreement, the borrowings peaked at $5,021,000 and the average amount of borrowings was
     $1,275,000, with the weighted average interest rate of 4.25 percent.

     At June 30, 2004, the Company had no borrowings outstanding under this line of credit and had approximately $9,485,000 of outstanding letters of credit.

     The Company believes that the available borrowing under this agreement, along with anticipated internally generated funds, will be sufficient to cover its working capital requirements through June 30, 2006.

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

     Note Payable and Other Long-term Liabilities - The fair value of these securities are estimated based on quoted market prices. If no market quotes are available, interest rates that are currently available to the Company for issuance of the debt with similar terms and remaining maturities are used to estimate fair value of debt issues. The carrying value approximates the fair value.

     The fair value estimates are based on pertinent information available to management as of June 30, 2005 and 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

9.   INCOME TAXES

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and credit carryforwards.

     The income tax effects of significant items, comprising the Company's net deferred tax assets and liabilities, are as follows:

                                                                     JUNE 30,
                                                                 ---------------
                                                                  2005     2004
                                                                 ------   ------
                                                                  (IN THOUSANDS)

     Deferred tax liabilities:
        Differences between book and tax basis of goodwill       $   13   $   --
                                                                 ------   ------
     Deferred tax assets:
        Difference between book and tax basis of inventory          691      544
        Reserves not currently deductible                           834      832
        Operating loss carry forwards                             2,931    1,083
        Other                                                       290      260
                                                                 ------   ------
                                                                  4,746    2,719
                                                                 ------   ------
     Net deferred tax asset                                      $4,733   $2,719
                                                                 ======   ======

     The provision for (benefit from) income taxes on continuing operations is comprised as follows:

                                                           YEARS ENDED JUNE 30,
                                                         -----------------------
                                                           2005    2004    2003
                                                         -------   ----   ------
                                                              (IN THOUSANDS)

     Current:
        Federal                                          $    10   $(12)  $  126
        State and local                                       50     42      101
                                                         -------   ----   ------
                                                              60     30      227
                                                         -------   ----   ------
     Deferred
        Federal                                           (1,712)    54    1,652
        State and local                                     (302)    10      291
                                                         -------   ----   ------
                                                          (2,014)    64    1,943
                                                         -------   ----   ------

                                                         $(1,954)  $ 94   $2,170
                                                         =======   ====   ======

     Reconciliation of the U.S. statutory rate with the Company's effective tax rate (benefit) is summarized as follows:

                                                           YEARS ENDED JUNE 30,
                                                          ---------------------
                                                           2005     2004   2003
                                                          -----    -----   ----
                                                              (IN THOUSANDS)

     Federal statutory rate (benefit)                     (34.0)%   34.0%  34.0%
     Increase (decrease) in tax resulting from:
        State income taxes (net of federal tax benefits)   (3.3)    17.6    4.6
        Other                                              (1.2)    (9.3)    .1
                                                          -----     ----   ----
     Effective rate                                       (38.5)%   42.3%  38.7%
                                                          =====     ====   ====

     As of June 30, 2005, the Company has net operating loss carryforwards of approximately $7,327,000 for federal income tax purposes that expire between the years 2011 and 2025 and credit carryforwards of approximately
     $216,000.

10.  COMMITMENTS AND CONTINGENCIES

     Operating Leases --The Company has operating leases expiring in various years through fiscal 2011.

     Future minimum payments under these leases at June 30, 2005 are as follows
     (in thousands):

     FISCAL YEAR   AMOUNT
     -----------   ------
      2006         $1,233
      2007          1,175
      2008          1,180
      2009          1,193
      2010          1,223
      Thereafter      619
                   ------
                   $6,623
                   ======

     Rental expense for 2005, 2004 and 2003 was approximately $1,313,000,
     $1,255,000 and $1,240,000, respectively.

     Employment Agreement - In January 2003, the Company and Mr. Knigin, the
     Company's CEO and President, finalized their negotiations regarding an extension of Mr. Knigin's employment agreement, which was to expire on June
     30, 2004. Under the terms of the extended agreement, Mr. Knigin is to receive total base compensation of $2,625,000 over the five-year term of the agreement, effective as of July 1, 2002 and continuing through June 30,
     2007. As of June 30, 2005, the remaining financial liability of this agreement is $1,125,000. Mr. Knigin may also be entitled to certain severance payments at the conclusion of the term of his agreement, provided the Company attains specified financial performance goals. The severance obligations of the Company, if any, will be reduced by the lump sum payment paid to Mr. Knigin in connection with the sale, by the David family, of its shares of the Company's common stock, as discussed below.

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

     Consulting Agreements - As of January 1, 2003, the Company and Mark M.
     David, the Company's then Chairman of the Board, renegotiated Mr. David's consulting agreement with the Company that was to expire on June 30, 2004.
     The new agreement was with Mr. David's consulting firm. Under the terms of the new agreement, Mr. David's consulting firm was to provide the consulting services of Mr. David and was to receive annual consulting fees of $225,000 through June 30, 2007. As of June 30, 2005, the services of Mr.
     David have been terminated and the Company has accrued the remaining liability under the agreement of $450,000 which is included in "Accrued expenses and other current liabilities."

     As of May 3, 2004, the Company and LLI, Inc. ("LLI"), a corporation organized under the law of the Province of Quebec, Canada, entered into a consulting agreement whereby LLI will provide the sales representation for the Company in Canada and supervise the operations of the Company's office in Montreal. The agreement expires on August 31, 2005 and will be automatically renewed in one-year increments provided that LLI meets certain net sales, as defined in the agreement. LLI will receive annual consulting fees of $125,000 through August 31, 2005, plus additional consulting fees for sales in excess of targets, as defined in the agreement. As of August 31, 2005, the agreement has been renewed through
     August 31, 2006.

     Licensing Agreement - In February 2004, the Company entered into a licensing agreement with Maidenform Inc. Pursuant to the agreement, the
     Company is obligated to pay licensing fees, based upon a percentage of net sales, subject to an annual minimum guaranteed royalty. Future minimum guaranteed royalty payments under the non-cancelable agreement as of June
     30, 2005 are as follows (in thousands):

     FISCAL YEAR   AMOUNT
     -----------   ------
         2006       $115
         2007        170
         2008         95
                    ----
                    $380
                    ====

     Guarantees - The Company has not provided any financial guarantees as of
     June 30, 2005.

11.  RELATED PARTY

     Upon the retirement of its then Chief Executive Officer, Mark M. David, in
     July 1999, the Company entered into an agreement, expiring in October 2011, to provide for future medical benefits. As of June 30, 2005 and 2004, the current portion, included in "Accrued expenses and other current liabilities," amounted to $14,000 and $13,000, respectively and the long-term portion, classified as "Other long-term liability," amounted to
     $75,000 and $91,000, respectively.

12.  CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

     Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company's customers, of which 99% are located throughout the United States, are not concentrated in any specific geographic region, but are concentrated in the retail industry. One customer accounted for
     20%, 38%, and 42% of the Company's net sales in fiscal 2005, 2004, and
     2003, respectively. Another customer accounted for 15%, 3% and 4% of the
     Company's net sales in fiscal 2005, 2004 and 2003, respectively, while another customer accounted for 6%, 10% and 10% of the Company's net sales in fiscal 2005, 2004 and 2003, respectively. The Company performs ongoing credit evaluations of its customers' financial condition. The Company establishes an allowance for doubtful accounts based upon

     factors surrounding the credit risk of specific customers, historical trends and other information.

13.  STOCK PLANS, OPTIONS AND WARRANT

     Stock Options - On December 8, 1994, the Company's shareholders approved a new Incentive Stock Option Plan (the "1994 ISOP") to replace the 1983 ISOP.
     Options granted, pursuant to the plan, are not subject to a uniform vesting schedule. The plan permitted the issuance of options to employees to purchase common stock of the Company at a price not less than fair market value on the date of the option grant. The plan reserved 2,000,000 shares of common stock for grant and provides that the term of each award be determined by the Compensation Committee with all awards made within the ten-year period following the effective date. Options to purchase 620,000 shares at an exercise price ranging from $.625 to $.875 per share are outstanding and exercisable as of June 30, 2005. Options to purchase
     555,000 shares have been exercised under this plan through June 30, 2005.
     Effective July 15, 2004, options can no longer be granted under the 1994
     ISOP.

     On February 21, 2000, the Committee adopted a new Performance Equity Plan
     (including a new Incentive Stock Option Plan) (the "2000 Plan") and on
     November 28, 2000, the Company's shareholders approved the plan. The 2000
     Plan authorizes the Company to grant qualified and non-qualified options to participants for the purchase of up to an additional 750,000 shares of the
     Company's common stock and to grant other stock-based awards to eligible employees of the Company. Options to purchase 338,000 shares at an exercise price ranging from $.625 to $1.36 per share are outstanding at June 30,
     2005. Of the total options granted, 328,000 are presently exercisable.

     The Company also has a Key Employee Stock Option Plan covering the issuance of up to 1,666,666 shares of the Company's common stock. Options to purchase 200,000 shares at an exercise price ranging from $.625 to $1.45 per share are outstanding at June 30, 2005. Of the total options granted,
     75,000 are presently exercisable.

     The options typically vest over five years.

     Information with respect to stock options is as follows (shares in thousands):

                                                  2005                2004                  2003
                                          ------------------   -----------------    ------------------
                                                   WEIGHTED-            WEIGHTED-            WEIGHTED-
                                                    AVERAGE              AVERAGE              AVERAGE
                                                    EXERCISE             EXERCISE             EXERCISE
               FIXED OPTIONS              SHARES     PRICE     SHARES     PRICE     SHARES      PRICE
     ----------------------------------   ------   ---------   ------   ---------   ------   ---------

     Outstanding - beginning of year       1,005     $ .71      1,210      $.70      2,420      $.68
     Granted                                 248      1.42         --        --        100       .54
     Exercised                               (20)     1.13       (205)      .65       (310)      .67
     Canceled                                (75)     1.40         --        --     (1,000)      .65
                                           -----     -----      -----      ----     ------      ----
     Outstanding - end of year             1,158     $ .81      1,005      $.71      1,210      $.70
                                           =====     =====      =====      ====     ======      ====
     Exercisable - end of year             1,023     $ .73        945      $.71      1,043      $.69
                                           =====     =====      =====      ====     ======      ====
     Weighted-average fair value of
        options granted during the year              $ .73                 $ --                 $.28
                                                     =====                 ====                 ====

                             OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
     --------------------------------------------------------------------   -------------------------------
                                        WEIGHTED-AVERAGE
                           NUMBER          REMAINING          WEIGHTED-                         WEIGHTED-
        RANGE OF       OUTSTANDING AT     CONTRACTUAL          AVERAGE      EXERCISABLE AT       AVERAGE
     EXERCISE PRICES   JUNE 30, 2005      LIFE IN YRS      EXERCISE PRICE    JUNE 30, 2005   EXERCISE PRICE
     ---------------   --------------     -------------    --------------   --------------   --------------

     $.625 - $.6875           785             2.64              $ .63              775            $.63
      $.875 - $1.45           373             6.83               1.18              248            1.04
                            -----             ----              -----            -----            ----
                            1,158             3.99              $ .81            1,023            $.73
                            =====             ====              =====            =====            ====

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

     In 1983, the Company adopted an Employee Stock Ownership and Capital
     Accumulation Plan (the "Plan"). The Plan covers the Company's employees who meet the minimum credited service requirements of the Plan. The Plan is funded solely from employer contributions and income from investments. The
     Company has made no contributions to the Plan since July 1996 and at that time all employees became 100% vested in their shares. Upon an employee's termination, or in certain other limited circumstances, the employee's shares are distributed to the employee according to his or her direction and the applicable Plan rules. As of June 30, 2005 and 2004, the Plan owned
     439,336 and 459,091 shares of common stock of the Company, respectively.
     The amount of shares eligible for distribution at June 30, 2005 and 2004 were 187,607 and 193,089, respectively.

14.  NET (LOSS) INCOME PER SHARE

     The Company's calculation of basic and diluted net (loss) income per share are as follows (in thousands, except per share amounts):

                                                                        YEARS ENDED JUNE 30,
                                                                 --------------------------------
                                                                      2005      2004      2003
                                                                    -------   -------   -------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE)

     BASIC:
        Net (loss) income                                           $(3,122)  $   128   $ 3,431
                                                                    =======   =======   =======
        Weighted average number of shares outstanding                15,625    15,574    15,133
                                                                    =======   =======   =======
        Basic net (loss) income per share                           $  (.20)  $   .01   $   .23
                                                                    =======   =======   =======

     DILUTED:
        Net (loss) income                                           $(3,122)  $   128   $ 3,431
                                                                    =======   =======   =======
        Weighted average number of shares outstanding                15,625    15,574    15,133
        Shares issuable upon conversion of stock options                 --       588       258
        Shares issuable upon conversion of warrants                      --        37        16
                                                                    -------   -------   -------
        Total average number of equivalent shares outstanding        15,625    16,199    15,407
                                                                    =======   =======   =======
        Diluted net (loss) income per share                         $  (.20)  $   .01   $   .22
                                                                    =======   =======   =======

     For the year ended June 30, 2005, shares issuable upon conversion of stock options and warrants of 388,000 and 31,000, respectively, were excluded from diluted net loss per share because their effect would be anti-dilutive.

15.  CLOSING OF DISTRIBUTION FACILITY

     During fiscal year ended June 30, 2005, the Company recorded facility closing costs of $108,000, which includes severance and related salary and benefit costs of $58,000, relating to a plan to close the distribution facility in Petersburg, Pennsylvania. The action was taken by the Company to enhance the Company's competitiveness, to reduce expenses and to improve efficiencies. During fiscal 2005, the Company reclassified certain property and equipment at its Petersburg, Pennsylvania facility to assets held for sale, as the Company expects to sell this facility in fiscal 2006. In connection with the Company's plan of disposal, management estimates that they will not incur a loss in liquidating these assets.

16.  UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                                                     QUARTER
                                      -------------------------------------
                                       FIRST     SECOND    THIRD     FOURTH
                                      -------   -------   -------   -------
                                         (IN THOUSANDS, EXCEPT PER SHARE)

FISCAL YEAR ENDED JUNE 30, 2005
   Net sales                          $12,830   $22,990   $14,659   $ 8,054
   Gross profit                         3,830     5,030     3,473     1,896
   Net loss                              (230)      (75)     (761)   (2,056)
   Basic net loss per share (a)          (.01)      --       (.05)     (.13)
   Diluted net loss per share (a)        (.01)      --       (.05)     (.13)

FISCAL YEAR ENDED JUNE 30, 2004
   Net sales                          $16,826   $14,166   $12,175   $10,524
   Gross profit                         5,282     4,277     3,831     2,720
   Net income                             853       417      (636)     (506)
   Basic net income per share (a)         .06       .03      (.04)     (.03)

   Diluted net income per share (a)       .05       .03      (.04)     (.03)

     (a)  Quarterly net (loss) income per share amounts may not add to the total for the full year amount, due to rounding.

                                   * * * * * *

                                                                     SCHEDULE II

MOVIE STAR, INC.
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                  COLUMN A                      COLUMN B     COLUMN C     COLUMN D     COLUMN E

                                                            ADDITIONS
                                               BALANCE AT   CHARGED TO                BALANCE AT
                                                BEGINNING    COSTS AND                  END OF
                 DESCRIPTION                    OF PERIOD    EXPENSES    DEDUCTIONS     PERIOD
                 -----------                   ----------   ----------   ----------   ----------

FISCAL YEAR ENDED JUNE 30, 2005:
Allowance for doubtful accounts                   $   --      $   --     $    12(b)     $   12
Allowance for sales discounts and allowances       1,705       4,774      (5,337)        1,142
                                                  ------      ------     -------        ------
                                                  $1,705      $4,774     $(5,325)       $1,154
                                                  ======      ======     =======        ======

FISCAL YEAR ENDED JUNE 30, 2004:
Allowance for doubtful accounts                   $  339      $   --     $   (91)(a)
                                                                            (248)(b)    $   --
Allowance for sales discounts and allowances       1,051       5,759      (5,105)        1,705
                                                  ------      ------     -------        ------
                                                  $1,390      $5,759     $(5,444)       $1,705
                                                  ======      ======     =======        ======
FISCAL YEAR ENDED JUNE 30, 2003:
Allowance for doubtful accounts                   $  406      $   --     $   (26)(a)
                                                                             (41)(b)    $  339
Allowance for sales discounts and allowances         915       4,698      (4,562)        1,051
                                                  ------      ------     -------        ------
                                                  $1,321      $4,698     $(4,629)       $1,390
                                                  ======      ======     =======        ======

(a)  Uncollectible accounts written off.

(b)  Increase (reduction) in allowance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2005 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the
Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and
Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See Item 14.

ITEM 11. EXECUTIVE COMPENSATION

See Item 14.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
     RELATED STOCKHOLDER MATTERS

See Item 14.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 14

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Items 10, 11, 12, 13 and 14 is incorporated by reference to the information included in the Company's definitive proxy statement in connection with the 2005 Annual Meeting of Shareholders.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report:

      1. FINANCIAL STATEMENTS:

            Report of Independent Registered Public Accounting Firm

            Consolidated Balance Sheets at June 30, 2005 and 2004

            Consolidated Statements of Operations for the fiscal years ended
            June 30, 2005, 2004 and 2003

            Consolidated Statements of Shareholders' Equity for the fiscal years ended June 30, 2005, 2004 and 2003

            Consolidated Statements of Cash Flows for the fiscal years ended
            June 30, 2005, 2004 and 2003

            Notes to Consolidated Financial Statements

      2. FINANCIAL STATEMENT SCHEDULE:

            For the fiscal years ended June 30, 2005, 2004 and 2003:

               II - Valuation and Qualifying Accounts

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

      3. EXHIBITS

      EXHIBIT
       NUMBER   EXHIBIT                           METHOD OF FILING
      -------   -------                           ----------------

      2.1       Asset Purchase Agreement dated    Incorporated by reference as
                July 28, 2004, among the          Exhibit 2.1 to Form 8-K for
                Company, Sidney Bernstein & Son   the quarter ended September
                Lingerie, Inc., Irwin Bernstein   30, 2004 and filed on August
                and Daniel Bernstein.             6, 2004

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
                                                  fiscal year ended June 30,
                                                  1992 and filed on September
                                                  25, 1992.

      EXHIBIT
       NUMBER   EXHIBIT                           METHOD OF FILING
      -------   -------                           ----------------

      3.3       Amended Certificate of            Incorporated by reference as
                Incorporation                     Exhibit 3.1.2 to Amendment to
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
                                                  1988 and filed on October 13,
                                                  1988.

      10.1      1994 Incentive Stock Option       Incorporated by reference as
                Plan.                             Exhibit 10.3.1 to Form 10-K
                                                  for fiscal year ended June 30,
                                                  1994 and filed on October 12,
                                                  1994.

      10.2      1988 Non-Qualified Stock Option   Incorporated by reference as
                Plan.                             Exhibit 10.7 to Form 10-K for
                                                  fiscal year ended June 30,
                                                  1989 and filed on September
                                                  27, 1989.

      10.3      2000 Performance Equity Plan      Incorporated by reference as
                                                  Exhibit 4.1 to Form S-8 and
                                                  filed on April 1, 2005.

      10.4      Agreement dated as of July 1,     Incorporated by reference as
                1999 between Mark M. David and    Exhibit 10.11 to Form 10-K for
                the Company providing for         fiscal year ended June 30,
                retirement benefits to Mr.        1999 and filed on September
                David.                            28, 1999.

      10.5      Agreement dated as of January     Incorporated by reference as
                1, 2003 between BENJAM            Exhibit 10.17 to Form 10-Q for
                Consulting LLC and the Company    the quarter ended December 31,
                replacing the Agreement dated     2002 and filed on February 13,
                as of July 1, 1999 between Mark   2003.
                M. David and the Company for
                Mr. David's consulting
                services.

      10.6      Employment Agreement dated as     Incorporated by reference as
                of July 1, 2002 between Melvyn    Exhibit 10.18 to Form 10-Q for
                Knigin and the Company            the quarter ended December 31,
                replacing the Agreement dated     2002 and filed on February 13,
                as of February 22, 2000.          2003.

      10.7      Letter dated January 28, 2003     Incorporated by reference as
                from Melvyn Knigin to the         Exhibit 10.19 to Form 10-Q for
                Company for the surrender and     the quarter ended December 31,
                forfeiture of Mr. Knigin's        2002 and filed on February 13,
                stock options.                    2003.

      10.8      Continuing Letter of Credit       Incorporated by reference as
                Agreement effective July 1,       Exhibit 10.11 to Form 10-K for
                2004 between HSBC Bank USA and    fiscal year ended June 30,
                the Company.                      2004 and filed on September
                                                  27, 2004.

      10.9      Continuing General Security       Incorporated by reference as
                Agreement effective July 1,       Exhibit 10.12 to Form 10-K for
                2004 between HSBC Bank USA and    fiscal year ended June 30,
                the Company.                      2004 and filed on September
                                                  27, 2004.

      10.10     Non-Employee Director             Incorporated by reference as
                Compensation Plan effective       Exhibit 10.13 to Form 8-K
                January 1, 2005 between the       dated December 6, 2004 and
                Directors and the Company.        filed on December 14, 2004.

      10.11     Form of Non-Employee Director     Incorporated by reference as
                Non-Qualified Stock Option        Exhibit 10.14 to Form 8-K
                Agreement                         dated December 6, 2004 and
                                                  filed on December 14, 2004.

      EXHIBIT
       NUMBER   EXHIBIT                           METHOD OF FILING
      -------   -------                           ----------------

      10.12     Employment Agreement effective    Incorporated by reference as
                July 1, 2004 between Saul         Exhibit 10.15 to Form 8-K
                Pomerantz and the Company.        dated December 10, 2004 and
                                                  filed on December 15, 2004.

      10.13     Non-Qualified Stock Option        Incorporated by reference as
                Agreement dated as of December    Exhibit 10.16 to Form 8-K
                10, 2004 between Saul Pomerantz   dated December 10, 2004 and
                and the Company.                  filed on December 15, 2004.

      10.14     Employment Agreement effective    Incorporated by reference as
                July 1, 2004 between Thomas       Exhibit 10.17 to Form 8-K
                Rende and the Company.            dated December 10, 2004 and
                                                  filed on December 15, 2004.

      10.15     Non-Qualified Stock Option        Incorporated by reference as
                Agreement dated as of December    Exhibit 10.18 to Form 8-K
                10, 2004 between Thomas Rende     dated December 10, 2004 and
                and the Company.                  filed on December 15, 2004.

      10.16     Line of Credit Agreement          Filed herewith.
                effective July 1, 2005 between
                HSBC Bank USA and the Company.

      10.17     Demand Grid Note effective July   Filed herewith.
                1, 2005 between HSBC Bank USA
                and the Company.

      10.18     Amendment dated as of September   Filed herewith.
                19, 2005 to Agreement dated as
                of January 1, 2003 between
                BENJAM Consulting LLC
                and the Company.

      14        Code of Ethics                    Incorporated by Reference as
                                                  Appendix A to Definitive Proxy
                                                  Statement filed October 22,
                                                  2004

      21        Subsidiary of the Company.        Filed herewith.

      23        Consent of Independent            Filed herewith.
                Registered Public Accounting
                Firm

      31.1      Certification by Chief            Filed herewith.
                Executive Officer.

      31.2      Certification by Principal        Filed herewith.
                Financial and Accounting
                Officer.

      32        Section 1350 Certification.       Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and
Exchange Act of 1934, the Company has duly caused this document to be signed on its behalf by the undersigned, thereunto duly authorized.

September 27, 2005

MOVIE STAR, INC.

                                        By: /s/ MELVYN KNIGIN
                                            ------------------------------------
                                            MELVYN KNIGIN
                                            Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated.

/s/ MELVYN KNIGIN        Chairman of the Board;               September 27, 2005
----------------------   President; Chief Executive
MELVYN KNIGIN            Officer

/s/ SAUL POMERANTZ       Executive Vice President;            September 27, 2005
----------------------   Chief Operating Officer;
SAUL POMERANTZ           Secretary & Director

/s/ THOMAS RENDE         Chief Financial Officer (Principal   September 27, 2005
----------------------   Financial & Accounting Officer);
THOMAS RENDE             Director

/s/ JOEL M. SIMON        Director                             September 27, 2005
----------------------
JOEL M. SIMON

/s/ MICHAEL A. SALBERG   Director                             September 27, 2005
----------------------
MICHAEL A. SALBERG

/s/ PETER COLE           Director                             September 27, 2005
----------------------
PETER COLE

/s/ JOHN L. EISEL        Director                             September 27, 2005
----------------------
JOHN L. EISEL