Form 10-Q
period 2005-09-30
MOVIE STAR INC /NY/
filed 2005-11-10
CIK 93631

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
     of 1934

For the quarter ended September 30, 2005

[_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

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

________________________________________________________________________________
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

     Yes [X]   No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

     Yes [_]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)

     Yes [_]   No [X]

The number of common shares outstanding on October 31, 2005 was 15,686,634.

                                MOVIE STAR, INC.
                           FORM 10-Q QUARTERLY REPORT
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

      Consolidated Condensed Balance Sheets at September 30, 2005
      (Unaudited), June 30, 2005 (Audited) and September 30, 2004
      (Unaudited)                                                              3

      Consolidated Statements of Operations (Unaudited) for the
      Three Months Ended September 30, 2005 and 2004                           4

      Consolidated Condensed Statements of Cash Flows (Unaudited) for
      the Three Months Ended September 30, 2005 and 2004                     5-6

      Notes to Consolidated Condensed Unaudited Financial Statements        7-10

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       11-16

   Item 3. Quantitative and Qualitative Disclosures About Market Risk         16

   Item 4. Controls and Procedures                                            17

PART II. OTHER INFORMATION                                                    18

   Item 6. Exhibits                                                           18

Signatures                                                                    18

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                                MOVIE STAR, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                          September 30,   June 30,   September 30,
                                                              2005          2005*         2004
                                                          -------------   --------   -------------
                                                           (Unaudited)                (Unaudited)

                         Assets

Current Assets
Cash                                                         $   164      $   178       $   354
Receivables, net                                               7,930        5,973        10,642
Inventory                                                     11,052       11,730        14,381
Deferred income taxes                                          2,470        2,260         2,702
Prepaid expenses and other current assets                        710          372           631
                                                             -------      -------       -------
      Total current assets                                    22,326       20,513        28,710

Property, plant and equipment, net                               726          755         1,093
Deferred income taxes                                          2,473        2,473           148
Goodwill                                                         537          537           537
Assets held for sale                                             174          174            --
Other assets                                                     458          455           440
                                                             -------      -------       -------
      Total assets                                           $26,694      $24,907       $30,928
                                                             =======      =======       =======

         Liabilities and Shareholders' Equity

Current Liabilities
Note payable                                                 $ 8,298      $ 4,794       $10,142
Accounts payable and other current liabilities                 3,553        5,046         2,864
                                                             -------      -------       -------
      Total current liabilities                               11,851        9,840        13,006
                                                             -------      -------       -------
Long-term liabilities                                            501          390           379
                                                             -------      -------       -------

Commitments and Contingencies                                     --           --            --

Shareholders' equity
Common stock, $.01 par value - authorized 30,000,000
   shares; issued 17,679,000 shares in September
   2005, 17,657,000 in June 2005 and 17,637,000 in
   September 2004                                                177          177           176
Additional paid-in capital                                     4,768        4,747         4,729
Retained earnings                                             12,990       13,361        16,253
Accumulated other comprehensive income                            25           10             3
Less treasury stock, at cost--2,017,000 shares                (3,618)      (3,618)       (3,618)
                                                             -------      -------       -------
      Total shareholders' equity                              14,342       14,677        17,543
                                                             -------      -------       -------

Total liabilities and shareholders' equity                   $26,694      $24,907       $30,928
                                                             =======      =======       =======

* Derived from audited financial statements.

See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                        Three Months Ended
                                                           September 30,
                                                        ------------------
                                                           2005      2004
                                                         -------   -------
Net sales                                                $13,637   $12,830
Cost of sales                                              9,924     9,000
                                                         -------   -------
   Gross profit                                            3,713     3,830
Selling, general and administrative expenses               4,215     4,181
                                                         -------   -------
   Loss from operations                                     (502)     (351)
Interest expense                                             117        33
                                                         -------   -------
   Loss before benefit from income taxes                    (619)     (384)
Income tax benefit                                          (248)     (154)
                                                         -------   -------
   Net loss                                              $  (371)  $  (230)
                                                         =======   =======
   BASIC NET LOSS PER SHARE                              $  (.02)  $  (.01)
                                                         =======   =======
   DILUTED NET LOSS PER SHARE                            $  (.02)  $  (.01)
                                                         =======   =======
Basic weighted average number of shares outstanding       15,660    15,617
                                                         =======   =======
Diluted weighted average number of shares outstanding     15,660    15,617
                                                         =======   =======

See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                          Three Months Ended
                                                             September 30,
                                                          ------------------
                                                            2005      2004
                                                          -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  $  (371)  $  (230)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
   Depreciation and amortization                               94        96
   Provision for sales allowances and doubtful accounts       611      (736)
   Stock compensation expense                                   3        --
   Deferred income taxes                                     (210)     (131)
   Deferred lease liability                                     2         8
   Issuance of common stock for directors' fees                18        --
(Increase) decrease in operating assets, net of effect
   of acquisition of business:
   Receivables                                             (2,563)   (2,329)
   Inventory                                                  678    (5,570)
   Prepaid expenses and other current assets                 (337)      (41)
   Other assets                                               (23)       (8)
Increase (decrease) in operating liabilities:
   Accounts payable and other liabilities                  (1,380)      203
                                                          -------   -------
   Net cash used in operating activities                   (3,478)   (8,738)
                                                          -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment                                        (45)     (147)
Acquisition of Sidney Bernstein & Son business                 --    (3,456)
                                                          -------   -------
   Cash used in investing activities                          (45)   (3,603)
                                                          -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving line of credit, net                 3,504    10,142
Proceeds from exercise of employee stock options               --        23
                                                          -------   -------
   Cash provided by financing activities                    3,504    10,165
                                                          -------   -------
Effect of exchange rate changes on cash                         5         3
                                                          -------   -------
NET DECREASE IN CASH                                          (14)   (2,173)
CASH, beginning of period                                     178     2,527
                                                          -------   -------
CASH, end of period                                       $   164   $   354
                                                          =======   =======

                                                                        (Cont'd)

                                MOVIE STAR, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                     Three Months Ended
                                                        September 30,
                                                     ------------------
                                                         2005   2004
                                                         ----   ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during period for:
      Interest                                            $73    $10
                                                          ===    ===
      Income taxes                                        $ 4    $13
                                                          ===    ===

                                                                     (Concluded)

See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.
         NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL STATEMENTS

     In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005 and the results of operations and cash flows for the three months ended September 30, 2005 and 2004.

     The consolidated condensed financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's year-end financial statements. The June 30, 2005 consolidated condensed balance sheet was derived from the Company's audited financial statements. The results of operations for the three months ended September
     30, 2005 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q should be read in conjunction with the
     Company's financial statements and notes included in the 2005 Annual Report on Form 10-K.

2.   STOCK OPTIONS

     Previously, pursuant to Accounting Principles Board Opinion No. 25,
     "Accounting for Stock Issued to Employees," the Company accounted for stock-based employee compensation arrangements using the intrinsic value method. Accordingly, no compensation expense had been recorded in the financial statements with respect to option grants, since the options were granted at/or above market value.

     Effective July 1, 2005 the Company adopted SFAS No. 123 (revised 2004),
     "Share Based Payment" ("SFAS No. 123R") which eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company has adopted the modified prospective method whereby compensation cost is recognized in the financial statements beginning with the effective date based on the requirements of SFAS No.
     123R for all share-based payments granted after that date and for all unvested awards granted prior to that date.

     Had the Company elected to recognize compensation expense for stock-based compensation using the fair value method, net loss, and basic and diluted net loss per share would have been as follows:

                                                         Three Months Ended
                                                            September 30,
                                                         ------------------
                                                           2005      2004
                                                          -----     -----
Net loss, as reported                                     $(371)    $(230)
Add stock-based employee compensation expense,
   included in reported net loss, net of taxes                3        --
Deduct: stock-based employee compensation expense
   determined under fair value based method, net
   of taxes                                                  (3)       (4)
                                                          -----     -----
Pro forma net loss                                        $(371)    $(234)
                                                          =====     =====

                                                         Three Months Ended
                                                            September 30,
                                                         ------------------
                                                           2005      2004
                                                          -----     -----
Basic net loss per share, as reported                     $(.02)    $(.01)
                                                          =====     =====
Pro forma basic net loss per share                        $(.02)    $(.01)
                                                          =====     =====
Diluted net loss per share, as reported                   $(.02)    $(.01)
                                                          =====     =====
Pro forma diluted net loss per share                      $(.02)    $(.01)
                                                          =====     =====

     During the quarter ended September 30, 2004, the Company granted options to purchase 75,000 shares of common stock under the 2000 Performance Equity
     Plan which were subsequently canceled. There were no options granted in the quarter ended September 30, 2005.

3.   INVENTORY

     Inventory consists of the following (in thousands):

                       September 30,   June 30,   September 30,
                            2005         2005          2004
                       -------------   --------   -------------
     Raw materials        $ 1,309       $ 1,574      $ 1,285
     Work-in process          292           382          252
     Finished goods         9,451         9,774       12,844
                          -------       -------      -------
                          $11,052       $11,730      $14,381
                          =======       =======      =======

4.   NOTE PAYABLE

     The Company has a secured line of credit with an international bank which matures on June 30, 2006 and is subject to annual renewals thereafter.
     Under the terms of this line of credit, the Company may borrow up to
     $20,000,000, in the aggregate, including revolving loans and letters of credit. As of September 30, 2005, the Company had outstanding borrowings of
     $8,298,000 under the facility and had approximately $5,683,000 of outstanding letters of credit. Availability under this line of credit is subject to the Company's compliance with certain financial formulas as outlined in the agreement. As of September 30, 2005, the Company was in compliance. Pursuant to the terms of the agreement, the Company pledged substantially all of its assets. Interest on outstanding borrowings is payable at a variable rate per annum, equal to the prime rate less 0.75 percent (6.0 percent as of September 30, 2005).

5.   NET LOSS PER SHARE

     Basic net loss per share has been computed by dividing the applicable net loss by the weighted average number of shares outstanding. Diluted net loss per share has been computed by dividing the applicable net loss by the weighted average number of shares outstanding and common equivalents. For the three months ended September 30, 2005 and 2004, shares issuable upon conversion of stock options and warrants of 162,000 and 495,000, respectively, at prices ranging from $.4375 to $1.0625 per share were not included in the computation of diluted net loss per share since they would be considered antidilutive.

6.   ACQUISITION

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

7.   CLOSING OF DISTRIBUTION FACILITY

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

     As of September 30, 2005, the remaining accrued closing costs are $96,000, which includes severance and related salary and benefit costs of $49,000.

     The Company's distribution center in Poplarville, Mississippi was forced to close from August 29, 2005 to September 6, 2005 as a result of hurricane
     Katrina. Because some of the Company's employees were unable to return to work, the facility operated at less than full capacity until the middle of
     October 2005. In an effort to reduce the impact of this problem, the
     Company diverted some of its incoming inventory to a public warehouse operation in Los Angeles, California and to its Petersburg, Pennsylvania
     distribution facility. As a result, the distribution facility was reopened on a temporary basis to assist with shipping the Company's finished goods to its customers.

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

Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks are included in "Item 1: Business," "Item
1A: Risk Factors" and "Item 7: Management's Discussion and Analysis of Financial
Condition and Results of Operations" included in the Company's Annual Report on
Form 10-K for the fiscal year ended June 30, 2005 and in assessing forward-looking statements contained herein, readers are urged to carefully read those statements..

Among the factors that could cause actual results to differ materially are:
business conditions and growth in the Company's industry; general economic conditions; the addition or loss of significant customers; the loss of key personnel; product development; competition; foreign government regulations;
fluctuations in foreign currency exchange rates; rising costs of raw materials and the unavailability of sources of supply; and the timing of orders placed by the Company's customers.

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

During fiscal 2005 and 2004, we experienced a significant reduction in sales that was primarily the result of receiving fewer orders from some of our larger customers. However, we do not believe that this is a permanent trend and these larger customers continue to welcome us to present our products to them. Absent the addition of the SB&S division, the dollar volume of orders shipped in fiscal
2005 would have been lower than in fiscal 2004. Some of the orders shipped in fiscal 2005 were from different customers than in fiscal 2004 and some of the shipments were at a considerably lower gross margin.

We expect sales for the first half of fiscal 2006 to be lower than the first half of fiscal 2005. However, even though the gross margin percentage is lower in the first quarter of fiscal 2006 as compared to the first quarter of fiscal
2005, the orders for the first half of fiscal 2006 were taken with an overall higher gross margin percentage and we therefore expect the gross margin percentage to be higher for the six months ending December 31, 2005 as compared to the same period last year.

Hurricane Katrina impacted our business operations during the quarter ended
September 30, 2005. Our distribution center in Poplarville, Mississippi was forced to close from August 29th to September 6th as a result of the hurricane.
Operations at the Poplarville distribution center resumed once power was restored to the facility on September 6th. Because some of our employees were unable to return to work, the facility operated at less than full capacity until the middle of October. In our effort to reduce the impact of this problem we diverted some of our incoming inventory to a public warehouse operation in Los
Angeles, California and to our Petersburg, Pennsylvania distribution center, which we closed during the fourth quarter of fiscal 2005. We reopened this facility on a temporary basis to assist with shipping our goods to customers.
However, notwithstanding our best efforts, some orders were delayed and will be shipped in the second quarter of fiscal 2006 instead of the first quarter. We are also working with our insurance companies to minimize the financial impact of this occurrence. As of the date of this report, even though we have not fully determined the financial impact caused by the hurricane, we do not anticipate the unrecoverable portion of the damage to have a material impact on our results of operation.

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

Our accounting policies are more fully described in Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended
June 30, 2005. Management has identified certain critical accounting policies that are described below.

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

                                                       Three Months ended
                                                          September 30,
                                               ----------------------------------
                                                     2005               2004
                                               ---------------    ---------------

Net sales                                      $13,637   100.0%   $12,830   100.0%
Cost of sales                                    9,924    72.8%     9,000    70.1%
                                               -------   -----    -------   -----
   Gross profit                                  3,713    27.2%     3,830    29.9%
Selling, general and administrative expenses     4,215    30.9%     4,181    32.6%
                                               -------   -----    -------   -----
   Loss from operations                           (502)   (3.7)%     (351)   (2.7)%
Interest expense                                   117      .9%        33      .3%
                                               -------   -----    -------   -----
   Loss before income tax benefit                 (619)   (4.5)%     (384)   (3.0)%
Income tax benefit                                (248)   (1.8)%     (154)   (1.2)%
                                               -------   -----    -------   -----
Net loss                                       $  (371)   (2.7)%  $  (230)   (1.8)%
                                               =======   =====    =======   =====

Percent amounts may not add due to rounding.

RESULTS OF OPERATIONS

Net sales for the three months ended September 30, 2005 increased $807,000, or
6.3%, to $13,637,000 from $12,830,000 in the comparable period in 2004. The SB&S division accounted for $4,020,000 of the sales in the current quarter as compared to $3,119,000 of the sales in the prior year's quarter. The increase in sales for SB&S is the result of our acquisition of SB&S in August 2004 and having two months of sales in 2004 as compared to three months of sales in the current year. Absent sales from the SB&S division, we had sales of $9,617,000 in the current quarter as compared to $9,711,000 in the prior year's quarter. Due to hurricane Katrina, there was a shift in orders from the first quarter to the second quarter of fiscal 2006. However, even with this order shift, we expect that sales for the second quarter of fiscal 2006 will be lower than the prior year's second quarter primarily due to the shipment of a $7,000,000 low margin order in the prior year's second quarter.

The gross profit percentage decreased to 27.2% for the three months ended
September 30, 2005 from 29.9% in the same period in the prior year. The lower overall margin resulted from a better product mix in the prior year, additional costs due to hurricane Katrina and higher markdowns in the current year as compared to the prior year. However, even though the gross margin percentage is lower in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005, the orders for the first half of fiscal 2006 were taken with an overall higher gross margin percentage and we therefore expect the gross margin percentage to be higher for the six months ending December 31, 2005 as compared to the same period last year.

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

Selling, general and administrative expenses were $4,215,000, or 30.9% of net sales for the three months ended September 30, 2005, as compared to $4,181,000, or 32.6%, of net sales for the same period in the prior year. This increase of
$34,000 resulted from an increase in commissions of $91,000, royalties of
$51,000 and a net increase in other selling, general and administrative expenses, partially offset by a decrease in samples and design related costs of
$73,000 and consulting fees of $42,000. The decrease in samples and design related costs was the result of utilizing more of our internal staff in the current year as well as not having the start up sample and design related costs for the Maidenform line that we incurred in the prior year. The reduction in consulting fees is related to the termination of our prior Chairman's services in connection with our consulting agreement with him. The increase in commissions is due to higher commissionable sales and the increase in royalties is due to the Maidenform license agreement.

We recorded a loss from operations of $502,000 for the three months ended
September 30, 2005 compared to a loss from operations of $351,000 for the same period in the prior year. This increased loss was due to lower gross margins and higher selling, general and administrative expenses partially offset by higher sales.

Interest expense for the three months ended September 30, 2005 increased by
$84,000 to $117,000 from $33,000 for the same period in the prior year, due primarily to higher borrowing levels. The higher borrowing levels were the result of the loss in fiscal 2005 and higher average inventory and accounts receivable balances during the quarter.

We provided for an income tax benefit of $248,000 for the three months ended
September 30, 2005 compared to an income tax benefit of $154,000 for the same period in 2004. We utilized an estimated income tax rate of approximately 40% in both periods.

NET LOSS

We had a net loss of $371,000 for the three months ended September 30, 2005 compared to a net loss of $230,000 for the same period in the prior year. This increased loss was due to lower gross margins, higher selling, general and administrative expenses and an increase in interest expense, partially offset by higher sales, and a larger income tax benefit in the current period as compared to the same period last year.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of September 30, 2005 (in thousands):

                                                    Payments Due by Period
                                          -----------------------------------------
                                           Within                           After 5
                                 Total     1 Year   2-3 Years   4-5 Years    Years
                                -------   -------   ---------   ---------   -------

Contractual Obligations
Credit Facility                  $8,298   $ 8,298     $   --      $   --      $ --
Licensing Agreement                 360       133        227          --         -
Operating Leases                  6,334     1,212      2,365       2,440       317
Consulting Agreements               452       339        113          --        --
Employment Contracts              1,534     1,025        509          --        --
                                -------   -------     ------      ------      ----
Total Contractual Obligations   $16,978   $11,007     $3,214      $2,440      $317
                                =======   =======     ======      ======      ====

                                            Amount of Commitment Expiration Per Period
                                  Total     ------------------------------------------
                                 Amounts     Within                           After 5
                                Committed    1 Year   2-3 Years   4-5 Years    Years
                                ---------    ------   ---------   ---------   -------

Other Commercial Commitments
Letters of Credit                 $5,683     $5,683      $--         $--        $--
                                  ------     ------      ---         ---        ---
Total Commercial Commitments      $5,683     $5,683      $--         $--        $--
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

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30, 2005, our working capital decreased by
$198,000 to $10,475,000, primarily due to the loss from operations.

During the three months ended September 30, 2005, cash decreased by $14,000 to
$164,000 from $178,000 at June 30, 2005. We used $3,478,000 of cash in our operations and $45,000 for the purchase of fixed assets. Net proceeds of
$3,504,000 from short-term borrowings primarily funded these activities.

Receivables, net of allowances, at September 30, 2005 increased by $1,957,000 to
$7,930,000 from $5,973,000 at June 30, 2005. This increase is due to higher sales in the quarter ended September 30, 2005 as compared to the sales for the quarter ended June 30, 2005.

Inventory at September 30, 2005 decreased by $678,000 to $11,052,000 from
$11,730,000 at June 30, 2005. This decrease is due to normal inventory fluctuations.

Effective July 1, 2005, we renewed our revolving line of credit of up to
$20,000,000. The revolving line of credit expires June 30, 2006 and is sufficient for our projected needs for operating capital and letters of credit to fund the purchase of imported goods through June 30, 2006. Direct borrowings under this line bear interest at the prime rate less three quarters of one percent per annum. Availability under the line of

credit is subject to the Company's compliance with certain agreed upon financial formulas. We were in compliance with our current lender at September 30, 2005.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to changes in the prime rate based on the Federal Reserve actions and general market interest fluctuations. We believe that moderate interest rate increases will not have a material adverse impact on our results of operations, or financial position, in the foreseeable future. For the three months ended
September 30, 2005, borrowings peaked during the period at $9,958,000 and the average amount of borrowings was $8,078,000.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the
Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and
Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6 - Exhibits

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

                                        MOVIE STAR, INC.

                                        By: /s/ Melvyn Knigin
                                            ------------------------------------
                                            MELVYN KNIGIN
                                            President and Chief Executive
                                            Officer

                                        By: /s/ Thomas Rende
                                            ------------------------------------
                                            THOMAS RENDE
                                            Chief Financial Officer and
                                            Principal Accounting Officer

November 10, 2005

