Form 10-Q
period 2005-12-31
MOVIE STAR INC /NY/
filed 2006-02-13
CIK 93631

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934

For the quarter ended December 31, 2005

     Transition Report Pursuant to Section 13 or 15(d) of the Securities
---- Exchange Act of 1934

For the transition period from                     to
                               -------------------     -------------------------

Commission File Number                   1-5893
                      ----------------------------------------------------------

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

                  Yes   X           No
                     -------           -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                  Yes               No   X
                     -------          -------

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)

                  Yes               No   X
                     -------          -------

The number of common shares outstanding on January 31, 2006 was 15,718,754.

                                MOVIE STAR, INC.
                           FORM 10-Q QUARTERLY REPORT
                                TABLE OF CONTENTS

                                                                                                   PAGE

PART I.            FINANCIAL INFORMATION

       Item 1.     Financial Statements

           Consolidated Condensed Balance Sheets at December 31, 2005 (Unaudited),
            June 30, 2005 (Audited) and December 31, 2004 (Unaudited)                               3

           Consolidated Statements of Operations (Unaudited) for the
            Three and Six Months Ended December 31, 2005 and 2004                                   4

           Consolidated Condensed Statements of Cash Flows (Unaudited) for the
            Six Months Ended December 31, 2005 and 2004                                           5 - 6

           Notes to Consolidated Condensed Unaudited Financial Statements                         7 - 10

       Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                           11 - 16

       Item 3.     Quantitative and Qualitative Disclosures About Market Risk                    16 - 17

       Item 4.     Controls and Procedures                                                         17

PART II.           OTHER INFORMATION

       Item 4.     Submission of Matters to a Vote of Security Holders                             18

       Item 6.     Exhibits                                                                        18

Signatures                                                                                         19

PART  I.   FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                                MOVIE STAR, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                     December 31,       June 30,      December 31,
                                                                          2005            2005*           2004
                                                                  -----------------    ----------     -----------
                                                                     (Unaudited)                      (Unaudited)

                                     Assets

Current Assets
 Cash                                                                        $ 272          $ 178            $ 761
 Receivables, net                                                           10,377          5,973           15,435
 Inventory                                                                   7,233         11,730            9,837
 Deferred income taxes                                                       2,125          2,260            2,744
 Prepaid expenses and other current assets                                     696            372              688
                                                                            ------         ------           ------
        Total current assets                                                20,703         20,513           29,465

Property, plant and equipment, net                                             686            755            1,048
Deferred income taxes                                                        2,473          2,473              148
Goodwill                                                                       537            537              537
Assets held for sale                                                           174            174                -
Other assets                                                                   439            455              457
                                                                            ------         ------           ------

        Total assets                                                       $25,012        $24,907          $31,655
                                                                           =======        =======          =======

                      Liabilities and Shareholders' Equity

Current Liabilities
 Note payable                                                              $ 7,018       $ 4 ,794          $11,460
 Accounts payable and accrued expenses                                       2,633          5,046            2,343
                                                                            ------         ------           ------
         Total current liabilities                                           9,651          9,840           13,803
                                                                            ------         ------           ------

Long-term liabilities                                                          387            390              377
                                                                            ------         ------           ------

Commitments and Contingencies                                                    -              -                -

Shareholders' equity
 Common stock, $.01 par value - authorized 30,000,000 shares; issued
 17,703,000 shares at December 31, 2005, 17,657,000 shares at
 June 30, 2005 and 17,637,000 shares at December 31, 2004                      177            177              176
 Additional paid-in capital                                                  4,789          4,747            4,729
 Retained earnings                                                          13,600         13,361           16,178
 Accumulated other comprehensive income                                         26             10               10
 Treasury stock, at cost--2,017,000 shares                                  (3,618)        (3,618)          (3,618)
                                                                            ------         ------           ------
         Total shareholders' equity                                         14,974         14,677           17,475
                                                                            ------         ------           ------

Total liabilities and shareholders' equity                                 $25,012        $24,907          $31,655
                                                                           =======        =======          =======

* Derived from audited financial statements.

See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                      Three Months Ended                Six Months Ended
                                                                         December 31,                      December 31,
                                                                    --------------------------     ----------------------------
                                                                        2005         2004              2005            2004
                                                                    ------------  ------------     -------------   ------------

Net sales                                                              $17,867        $22,990           $31,504         $35,820
Cost of sales                                                           12,586         17,960            22,510          26,960
                                                                       -------        -------           -------         -------
  Gross profit                                                           5,281          5,030             8,994           8,860

Selling, general and administrative expenses                             4,097          5,030             8,312           9,211
                                                                       -------        -------           -------         -------

  Income (loss) from operations                                          1,184              -               682            (351)

Interest expense                                                           167            124               284             157
                                                                       -------        -------           -------         -------

  Income (loss) before provision for (benefit from) income taxes         1,017           (124)              398            (508)
Provision for (benefit from) income taxes                                  407            (49)              159            (203)
                                                                       -------        -------           -------         -------

  Net income (loss)                                                      $ 610          $ (75)         $    239          $ (305)
                                                                         =====          =====          ========          ======

  BASIC NET INCOME (LOSS) PER SHARE                                      $ .04            $ -              $.02           $(.02)
                                                                         =====           ====             =====          =====

  DILUTED NET INCOME (LOSS) PER SHARE                                     $.04            $ -              $.02           $(.02)
                                                                          ====            ===              ====           =====

Basic weighted average number of shares outstanding                     15,684         15,620            15,672          15,619
                                                                        ======         ======            ======          ======
Diluted weighted average number of shares outstanding                   15,698         15,620            15,760          15,619
                                                                        ======         ======            ======          ======

See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                        Six Months Ended
                                                                                           December 31,
                                                                              -------------------------------------

                                                                                   2005                     2004
                                                                              ----------------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                  $ 239                   $ (305)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                                     189                      199
    Provision for sales allowances and doubtful accounts                              734                      370
    Stock compensation expense                                                          5                        -
    Deferred income taxes                                                             135                     (173)
    Deferred lease liability                                                            3                       16
    Issuance of common stock for directors' fees                                       37                        -
 (Increase) decrease in operating assets, net of effect of acquisition of business:
    Receivables                                                                    (5,135)                  (8,228)
    Inventory                                                                       4,497                   (1,026)
    Prepaid expenses and other current assets                                        (324)                     (98)
    Other assets                                                                      (24)                     (51)
  Decrease in operating liabilities:
    Accounts payable and accrued expenses                                          (2,414)                    (321)
                                                                                   ------                   ------

    Net cash used in operating activities                                          (2,058)                  (9,617)
                                                                                   ------                   ------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment                                                               (80)                    (182)
 Acquisition of Sidney Bernstein & Son business                                         -                   (3,456)
                                                                                   ------                   ------

      Net cash used in investing activities                                           (80)                  (3,638)
                                                                                   ------                   ------

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from revolving line of credit, net                                        2,224                   11,460
 Proceeds from exercise of employee stock options                                       -                       23
                                                                                   ------                   ------

      Net cash provided by financing activities                                     2,224                   11,483
                                                                                   ------                   ------

 Effect of exchange rate changes on cash                                                8                        6
                                                                                   ------                   ------

 NET INCREASE (DECREASE) IN CASH                                                       94                   (1,766)
 CASH, beginning of period                                                            178                    2,527
                                                                                   ------                   ------

 CASH, end of period                                                                $ 272                    $ 761
                                                                                    =====                    =====

                                                                                                         (Cont'd)

                                MOVIE STAR, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                              Six Months Ended
                                                                                                December 31,
                                                                                         -----------------------------
                                                                                            2005                2004
                                                                                         --------------    -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during period for:
     Interest                                                                                $230              $159
                                                                                             ====              ====

     Income taxes                                                                             $24               $35
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

                                MOVIE STAR, INC.
         NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

1.     INTERIM FINANCIAL STATEMENTS

       In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 2005 and the results of operations and cash flows for the six months ended December 31, 2005 and 2004, respectively.

       The consolidated condensed financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's year-end financial statements.
       The June 30, 2005 consolidated condensed balance sheet was derived from the Company's audited financial statements. The results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q should be read in conjunction with the Company's financial statements and notes included in the 2005 Annual Report on
       Form 10-K.

2.     STOCK OPTIONS

       Previously, pursuant to Accounting Principles Board Opinion No. 25,
       "Accounting for Stock Issued to Employees," the Company accounted for stock-based employee compensation arrangements using the intrinsic value method. Accordingly, no compensation expense was recorded in the financial statements with respect to option grants, since the options were granted at/or above market value.

       Effective July 1, 2005, the Company adopted SFAS No. 123 (revised
       2004), "Share Based Payment" ("SFAS No. 123R"), which eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company has adopted the modified prospective method whereby compensation cost is recognized in the financial statements beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted after that date and for all unvested awards granted prior to that date.

       Had the Company elected to recognize compensation expense for stock-based compensation using the fair value method, net income
       (loss), basic and diluted net income (loss) per share would have been as follows:

                                                                  Three Months Ended               Six Months Ended
                                                                      December 31,                    December 31,
                                                                  ---------------------            ------------------
                                                                   2005           2004              2005        2004
                                                                  ---------    --------            --------   -------

       Net income (loss), as reported                                $610         $(75)               $239     $(305)
       Add stock-based employee compensation expense,
         included in reported net income (loss), net of taxes           3            -                   5         -
       Deduct stock-based employee compensation expense
         determined under fair value based method, net of taxes        (3)         (23)                 (5)      (27)
                                                                     ----         ----                ----     -----
       Pro forma net income (loss)                                   $610         $(98)               $239     $(332)
                                                                     ====         ====                ====     =====

                                                                   Three Months Ended             Six Months Ended
                                                                       December 31,                 December 31,
                                                                 ----------------------          --------------------
                                                                    2005         2004              2005        2004
                                                                 ----------   ---------          --------   ---------

       Basic net income (loss) per share, as reported                $.04       $   -             $.02       $(.02)
                                                                     ====       =====             ====       =====
       Pro forma basic net (loss) income per share                   $.04       $(.01)            $.02       $(.02)
                                                                     ====       =====             ====       =====

       Diluted net (loss) income per share, as reported              $.04       $   -             $.02       $(.02)
                                                                     ====       =====                        =====
       Pro forma diluted (loss) net income per share                 $.04       $(.01)            $.02       $(.02)
                                                                     ====       =====             ====       =====

       Per share amounts may not add due to rounding.

       During the quarter ended December 31, 2004, the Company granted options to purchase 125,000 shares of common stock under the 1988 Stock Option
       Plan at an exercise price of $1.45 per share. The Company also granted options to purchase 48,000 shares of common stock under the 2000
       Performance Equity Plan at an exercise price of $1.36 per share. The fair value of the options-pricing model was calculated with the following weighted-average assumptions used for the grant: risk-free interest rate
       4%; expected life 7 years; expected volatility 36%. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder. There were no options granted in the three and six months ended December 31, 2005.

3.     INVENTORY

       Inventory consists of the following (in thousands):

                                    December 31,    June 30,   December 31,
                                        2005         2005          2004
                                    ------------  -----------  ------------

          Raw materials                 $  528        $1,574       $1,058
          Work-in process                  363           382          206
          Finished goods                 6,342         9,774        8,573
                                        ------       -------       ------
                                        $7,233       $11,730       $9,837
                                        ======       =======       ======

4.     NOTE PAYABLE

       The Company has a secured line of credit with an international bank which matures on June 30, 2006 and is subject to annual renewals thereafter.
       Under the terms of this line of credit, the Company may borrow up to
       $20,000,000, in the aggregate, including revolving loans and letters of credit. As of December 31, 2005, the Company had outstanding borrowings of $7,018,000 under the facility and had approximately $3,746,000 of outstanding letters of credit. Availability under this line of credit is subject to the Company's compliance with certain financial formulas as outlined in the agreement. As of December 31, 2005, the Company was in compliance. Pursuant to the terms of the agreement, the Company pledged substantially all of its assets. Interest on outstanding borrowings is payable at a variable rate per annum, equal to the prime rate less 0.75 percent (6.50 percent as of December 31, 2005).

6.     NET INCOME (LOSS) PER SHARE

       Basic net income (loss) per share has been computed by dividing the applicable net income (loss) by the weighted average number of shares outstanding. Diluted net income (loss) per share has been computed by dividing the applicable net income (loss) by the weighted average number of shares outstanding and common equivalents. The Company's calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

                                                                      Three Months Ended      Six Months Ended
                                                                           December 31,         December 31,
                                                                      -------------------     -------------------
                                                                        2005        2004       2005         2004
                                                                      ---------   -------     --------   --------

          BASIC:
          ------
       Net income (loss)                                                 $610       $(75)         $239      $(305)
                                                                        =====       ====          ====      =====
       Basic weighted average number of shares outstanding             15,684     15,620        15,672     15,619
                                                                       ======     ======        ======     ======
       Basic net income (loss) per share                                 $.04        $ -          $.02      $(.02)
                                                                        =====        ===          ====      =====

          DILUTED:
          --------
       Net income (loss)                                                 $610       $(75)         $239      $(305)
                                                                         ====       ====          ====      =====

       Weighted average number of shares outstanding                   15,684     15,620        15,672     15,619
               Shares issuable upon conversion of stock options             -          -            70          -
               Shares issuable upon conversion of warrants                 14          -            18          -
                                                                       ------     ------        ------     ------
       Total average number of equivalent shares outstanding           15,698     15,620        15,760     15,619
                                                                       ======     ======        ======     ======

       Diluted net income (loss) per share                               $.04       $  -          $.02      $(.02)
                                                                         ====      =====          ====      =====

       Options and warrants to purchase 475,000 and 406,000 shares of common stock at prices ranging from $.4375 to $1.0625 per share were not included in the computation of diluted net income (loss) per share for the three and six-month periods ended December 31, 2004, respectively, since they would be considered antidilutive.

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

       Effective June 10, 2005, Mr. Bernstein terminated his employment agreement with the Company. In addition, due to Mr. Bernstein's termination, he is no longer entitled to be issued options and the
       Company is no longer required to pay up to an additional $1,000,000 under the Asset Purchase Agreement.

8.     CLOSING OF DISTRIBUTION FACILITY

       During the fiscal year ended June 30, 2005, the Company recorded facility closing costs of $108,000, which includes severance and related salary and benefit costs of $58,000, relating to a plan to close the distribution facility in Petersburg, Pennsylvania. The action was taken by the Company to enhance the Company's competitiveness, to reduce expenses and to improve efficiencies. During fiscal 2005, the Company reclassified certain property and equipment at its Petersburg,
       Pennsylvania facility to assets held for sale, as the Company expects to sell this facility in fiscal 2006. In connection with the Company's plan of disposal, management estimates that they will not incur a loss in liquidating these assets. As of December 31, 2005, the remaining accrued closing costs are $90,000, which includes severance and related salary and benefit costs of $48,000.

       The Company's distribution center in Poplarville, Mississippi was forced to close from August 29, 2005 to September 6, 2005 as a result of hurricane Katrina. Because some of the Company's employees were unable to return to work, the facility operated at less than full capacity until the middle of October 2005. In an effort to reduce the impact of this problem, the Company diverted some of its incoming inventory to a public warehouse operation in Los Angeles, California and to its Petersburg,
       Pennsylvania distribution facility. As a result, the Petersburg distribution facility was reopened on a temporary basis to assist with shipping the Company's finished goods to its customers until December 31,
       2005.

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

Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks are included in "Item 1: Business," "Item
1A: Risk Factors" and "Item 7: Management's Discussion and Analysis of Financial
Condition and Results of Operations" included in the Company's Annual Report on
Form 10-K for the fiscal year ended June 30, 2005. In assessing forward-looking statements contained herein, readers are urged to carefully read those statements Among the factors that could cause actual results to differ materially are: business conditions and growth in the Company's industry;
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

On August 3, 2004, we completed the acquisition of certain assets of Sidney
Bernstein & Son Lingerie, Inc. ("SB&S"), a company engaged in the design, marketing and sale of women's lingerie and related apparel accessories. This transaction has allowed us to expand our product offerings, as well as diversify and broaden our sales distribution.

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

Hurricane Katrina impacted our business operations during the quarter ended
September 30, 2005 and to a lesser extent the quarter ended December 31, 2005.
Our distribution center in Poplarville, Mississippi was forced to close from
August 29th to September 6th as a result of the hurricane. Operations at the
Poplarville distribution center resumed once power was restored to the facility on September 6th. Because some of our employees were unable to return to work, the facility operated at less than full capacity until the middle of October. In our effort to reduce the impact of this problem, we diverted some of our incoming inventory to a public warehouse operation in Los Angeles, California and to our Petersburg, Pennsylvania distribution center, which we closed during the fourth quarter of fiscal 2005. We reopened this facility until December 31,
2005 to assist with shipping our goods to customers. However, notwithstanding our best efforts, some orders were delayed and were shipped in the second quarter of fiscal 2006 instead of the first quarter. We are also working with our insurance companies to minimize the financial impact of this occurrence. As of the date of this report, even though we have not fully determined the financial impact caused by the hurricane, we do not anticipate the unrecoverable portion of the damage to have a material impact on our results of operation.

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

                                     Three Months Ended                                  Six Months Ended
                                        December 31,                                         December 31,
                            -----------------------------------------           --------------------------------------
                                   2005                   2004                          2005                 2004
                            -------------------     -----------------           -----------------   ------------------

Net sales                     $17,867   100.0%      $22,990    100.0%          $31,504     100.0%    $35,820     100.0%
Cost of sales                  12,586    70.4        17,960     78.1            22,510      71.5      26,960      75.3
                              -------   -----       -------    -----           -------     -----     -------     -----
 Gross Profit                   5,281    29.6         5,030     21.9             8,994      28.5       8,860      24.7
Selling, general and
  administrative expenses       4,097    22.9         5,030     21.9             8,312      26.4       9,211      25.7
                              -------   -----       -------    -----           -------     -----     -------     -----
Operating income (loss)         1,184     6.6             -        -               682       2.2        (351)     (1.0)
Interest expense                  167     0.9           124      0.5               284       0.9         157       157
                              -------   -----       -------    -----           -------     -----     -------     -----
Income (loss) before income
 taxes                          1,017     5.7          (124)    (0.5)              398       1.3        (508)     (1.4)
Income taxes                      407     2.3           (49)    (0.2)              159       0.5        (203)     (0.6)
                              -------   -----       -------    -----           -------     -----     -------     -----
Net income (loss)             $   610     3.4%      $   (75)    (0.3)%         $   239       0.8%    $  (305)     (0.9)%
                              =======   =====       =======    =====           =======     =====     =======     =====

     Percent amounts may not add due to rounding.

     RESULTS OF OPERATIONS
     ---------------------

     Net sales for the three months ended December 31, 2005 decreased $5,123,000 to $17,867,000 from $22,990,000 in the comparable period in 2004. Net sales for the six months ended December 31, 2005 decreased $4,316,000 to
     $31,504,000 from $35,820,000 in the comparable period in 2004. The SB&S division accounted for $4,051,000 and $8,071,000 of the sales for the three and six months ended December 31, 2005, respectively, as compared to
     $4,100,000 and $7,219,000 for the same periods in the prior year. Absent sales from the SB&S division, we had sales of $13,816,000 and $23,433,000 for the three and six months ended December 31, 2005, respectively, as compared to sales of $18,890,000 and $28,601,000 in the same periods in the prior year. The reduction in sales for the second quarter and for the six months ended December 31, 2005 was primarily due to the shipment of a
     $7,150,000 low margin order in the prior year's second quarter which we declined to bid on in the current year. This reduction was partially offset by six months of shipping for the SB&S division in the current year as compared to five months in the prior year and an increase in orders with other customers. While business remains challenging for the remainder of fiscal 2006 the initial indications are very positive for our business outlook for the first half of fiscal 2007.

     The gross profit percentage increased to 29.6% and 28.5% for the three and six months ended December 31, 2005, respectively from 21.9% and 24.7% in the same periods in the prior year. The higher overall margin resulted primarily from not having the large low margin order that we shipped in the second quarter of fiscal 2005, partially offset by additional costs due to hurricane Katrina.

     The large low margin order that we shipped in the second quarter of fiscal
     2005 was approximately $7,150,000. This order was for one major retailer and the expected gross margin was considerably lower than Movie Star's regular business. The costs to prepare this order for shipment were significantly higher than we originally estimated. In addition, a significant portion of the merchandise arrived late at our distribution centers from India and, in some cases, to meet the delivery dates of our customer, goods were shipped via air at a much higher cost. We also incurred additional costs to prepare the goods for shipment to our customer.

     As a result of differences between the accounting policies of companies in the industry relating to whether certain items of expense are included in cost of sales rather than recorded as selling expenses, the reported gross profits of different companies, including our own, may not be directly compared. For example, we record the costs of preparing merchandise for shipment, including warehousing costs and shipping and handling costs, as a selling expense, rather than a cost of sale. Therefore, our gross profit is higher than it would be if such costs were included in cost of sales.

     Selling, general and administrative expenses were $4,097,000, or 22.9% of net sales for the three months ended December 31, 2005, as compared to
     $5,030,000, or 21.9% of net sales for the similar period in 2004. This decrease of $933,000 resulted from a decrease in salary expense and salary related costs of $297,000, shipping expense and shipping related costs of
     $218,000, samples and design related costs of $125,000, outbound freight expense of $110,000 and consulting fees of $51,000 as well as a net overall reduction in other selling, general and administrative expenses. The decrease in salary expense and salary related costs was the result of a reduction in personnel. The decrease in shipping expense is primarily the result of lower sales and not having the SB&S distribution center in the current year. The decrease in samples and design related costs was the result of utilizing more of our internal staff in the current year as well as not having the start up sample and design related costs for the
     Maidenform line that we incurred in the prior year. The decrease in outbound freight expense was due to the expediting of the previously discussed large low margin order in the prior year.

     Selling, general and administrative expenses were $8,312,000, or 26.4% of net sales for the six months ended December 31, 2005, as compared to
     $9,211,000, or 25.7% of net sales for the similar period in 2004. This decrease of $899,000 resulted from a decrease in salary expense and salary related costs of $353,000, shipping expense and shipping related costs of
     $231,000, samples and design related costs of $196,000, consulting fees of
     $93,000 and outbound freight expense of $89,000, partially offset by a net overall increase in other selling general and administrative expenses of which royalty expenses increased $73,000. The decreases in salary expense, shipping expense, samples and outbound freight were for the same reasons described above. The decrease in consulting fees is related to the termination of our prior Chairman's services in connection with our consulting agreement with him. The increase in royalty expense was primarily due to the Maidenform license agreement.

     We recorded income from operations of $1,184,000 and $682,000 for the three and six months ended December 31, 2005 as compared to a breakeven from operations and a loss from operations of $351,000 for the same three and six month periods in the prior year. This improvement was due to higher gross margins and lower selling, general and administrative expenses partially offset by lower sales.

     Interest expense for the three and six months ended December 31, 2005 increased to $167,000 and $284,000 as compared to $124,000 and $157,000 in the comparable period in 2004, respectively. These increases were due primarily to higher interest rates and higher borrowing levels.

     We recorded a provision for income taxes of $407,000 and $159,000 for the three and six months ended December 31, 2005 as compared to an income tax benefit of $49,000 and $203,000 for the same periods in the prior year, respectively. We utilized an estimated income tax rate of 40% in all periods.

     NET INCOME (LOSS)
     -----------------

     We had net income of $610,000 and $239,000 for the three and six months ended December 31, 2005 as compared to a net loss of $75,000 and $305,000 for the same periods in the prior year, respectively. This improvement was due to higher gross margins and lower selling, general and administrative expenses partially offset by a decrease in sales, an increase in interest expense and a provision for income taxes in the current year as compared to an income tax benefit in the prior year.

     CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
     --------------------------------------------------

     To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of December 31,
     2005 (in thousands):

                                                                        Payments Due by Period
                                                       ----------------------------------------------------
                                                          Within                                  After 5
                                            Total         1 Year       2-3 Years     4-5 Years     Years
                                         -----------   ------------  -------------  ------------  ---------

  Contractual Obligations
  -----------------------
  Credit Facility                          $ 7,018          $7,018        $    -       $    -        $  -
  Licensing Agreement                          340             150           190            -           -
  Operating Leases                           6,034           1,198         2,375        2,456           5
  Consulting Agreements                        421             308           113            -           -
  Employment Contracts                       1,281             993           288            -           -
                                           -------          ------        ------       ------        ----
  Total Contractual Obligations            $15,094          $9,667        $2,966       $2,456        $  5
                                           =======          ======        ======       ======        ====

                                                             Amount of Commitment Expiration Per Period
                                                         ---------------------------------------------------
                                              Total
                                             Amounts      Within                                   After 5
                                            Committed     1 Year         2-3 Years     4-5 Years     Years
                                            ----------   ---------   ---------------  ----------- ----------

  Other Commercial Commitments
  ----------------------------
  Letters of Credit                           $3,746       $3,746          $  -         $  -        $  -
                                              ------       ------          ----         ----        ----
  Total Commercial Commitments                $3,746       $3,746          $  -         $  -        $  -
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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the six months ended December 31, 2005, our working capital increased by
$379,000 to $11,052,000, primarily due to our income from operations.

For the six months ended December 31, 2005, cash increased by $94,000 to
$272,000 from $178,000 at June 30, 2005. We used $2,058,000 of cash in our operations and $80,000 for the purchase of fixed assets. Net proceeds of
$2,224,000 from short-term borrowings primarily funded these activities.

Receivables, net of allowances, at December 31, 2005 increased to $10,377,000 from $5,973,000 at June 30, 2005. This increase is due to higher sales in the quarter ended December 31, 2005 as compared to sales for the quarter ended June
30, 2005.

Inventory at December 31, 2005 decreased to $7,233,000 from $11,730,000 at June
30, 2005. This decrease in finished goods and raw material is due to normal inventory fluctuations.

Effective July 1, 2005, we renewed our revolving line of credit of up to
$20,000,000. The line of credit expires June 30, 2006 and is sufficient for our projected needs for operating capital and letters of credit to fund the purchase of imported goods through June 30, 2006. Direct borrowings under this credit line bear interest at the prime rate less three quarters of one percent per annum. Availability under the line of credit is subject to the Company's compliance with certain agreed upon financial formulas. We were in compliance at
December 31, 2005. This line of credit is secured by substantially all of our assets. We believe the available borrowing under our secured revolving line of credit, along with anticipated internally generated funds, will be sufficient to cover our working capital requirements through July 1, 2006.

We anticipate that capital expenditures for fiscal 2006 will be less than
$700,000.

EFFECT OF NEW ACCOUNTING STANDARDS
----------------------------------

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to changes in the prime rate based on the Federal Reserve actions and general market interest fluctuations. We believe that moderate interest rate increases will not have a material adverse impact on our results of operations, or financial position, in the foreseeable future. For the six months ended
December 31, 2005, borrowings peaked during the period at $12,613,000 and the average amount of borrowings was $9,436,000.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the
Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and
Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION
        -----------------

Item 4 - Submission of Matters to a Vote of Security Holders - On December 13,
2005, the Company held its Annual Meeting of Shareholders in New York City. The
following individuals were elected as directors of the Company to serve for one year and until their successors are elected and qualified:

                                                         Votes Against or
      Name                          Votes For                Withheld

Melvyn Knigin                       14,188,647               675,051
Saul Pomerantz                      14,274,647               589,051
Thomas Rende                        14,267,077               596,621
Joel M. Simon                       14,281,746               581,952
Michael A. Salberg                  14,279,446               584,252
Peter Cole                          14,297,746               565,952
John L. Eisel                       14,284,377               579,321

The shareholders also considered an amendment to the Company's Certificate of
Incorporation to eliminate the personal liability of directors to the fullest extent permitted by the New York Business Corporation Law. The results of the vote to amend the Company's Certificate of Incorporation to eliminate the personal liability of directors to the fullest extent permitted by the New York
Business Corporation Law were as follows:

                                  Votes Against or      Abstentions & Broker
            Votes For                 Withheld               Non-votes

            13,487,684               1,351,279                 24,735

The shareholders also considered the ratification of the selection of Mahoney
Cohen & Company, CPA, P.C. as the Company's auditors for the fiscal year ending
June 30, 2006. The results of the vote to ratify the selection of Mahoney Cohen
& Company, CPA, P.C. as the Company's auditors were as follows:

                                  Votes Against or      Abstentions & Broker
            Votes For                 Withheld               Non-votes

            14,315,849                531,236                  16,613

Item 6  -  (a) Exhibits

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
                                      President and Chief Executive Officer

                                  By: /s/ Thomas Rende
                                      ------------------------------------------
                                      THOMAS RENDE
                                      Chief Financial Officer and
                                      Principal Accounting Officer

February 13, 2006

