Form 10-Q
period 2006-03-31
MOVIE STAR INC /NY/
filed 2006-05-15
CIK 93631

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  X   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
 ---  of 1934

 For the quarter ended March 31, 2006

      Transition Report Pursuant to Section 13 or 15(d) of the Securities
 ---  Exchange Act of 1934

 For the transition period from                        to
                                ----------------------    ----------------------

 Commission File Number                  1-5893
                        --------------------------------------------------------

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ___   Accelerated filer ___   Non-accelerated filer  X
                                                                            ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act):

           Yes               No    X
                -----            -----

The number of common shares outstanding on April 28, 2006 was 15,738,574.

                                MOVIE STAR, INC.
                           FORM 10-Q QUARTERLY REPORT
                                TABLE OF CONTENTS

                                                                                 PAGE

PART I.    FINANCIAL INFORMATION

   Item 1.   Financial Statements

       Consolidated Condensed Balance Sheets at March 31, 2006 (Unaudited),
       June 30, 2005 (Audited) and March 31, 2005 (Unaudited)                      3

       Consolidated Statements of Operations (Unaudited) for the
       Three and Nine Months Ended March 31, 2006 and 2005                         4

       Consolidated Condensed Statements of Cash Flows (Unaudited) for the
       Nine Months Ended March 31, 2006 and 2005                                 5 - 6

       Notes to Consolidated Condensed Unaudited Financial Statements            7 - 11

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                12 - 17

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk         17 - 18

   Item 4.   Controls and Procedures                                              18

PART II.   OTHER INFORMATION

   Item 6.   Exhibits                                                             19

Signatures                                                                        19

PART  I.   FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

                                MOVIE STAR, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                  March 31,      June 30,      March 31,
                                                                    2006           2005*         2005
                                                                 -----------    ----------    -----------
                                                                 (Unaudited)                  (Unaudited)

                                     Assets

Current Assets
 Cash                                                              $   134        $   178        $   435
 Receivables, net                                                    9,529          5,973          9,278
 Inventory                                                           6,431         11,730          7,132
 Deferred income taxes                                               1,782          2,260          1,781
 Prepaid expenses and other current assets                           2,249            372            812
                                                                   -------        -------        -------
        Total current assets                                        20,125         20,513         19,438

Property, plant and equipment, net                                     727            755          1,012
Deferred income taxes                                                2,606          2,473          1,542
Goodwill                                                               537            537            537
Assets held for sale                                                   174            174              -
Other assets                                                           425            455            445
                                                                   -------        -------        -------
        Total assets                                               $24,594        $24,907        $22,974
                                                                   =======        =======        =======

                      Liabilities and Shareholders' Equity

Current Liabilities
 Note payable                                                      $ 6,626        $ 4,794        $ 3,763
 Accounts payable and accrued expenses                               2,321          5,046          2,109
                                                                   -------        -------        -------
        Total current liabilities                                    8,947          9,840          5,872
                                                                   -------        -------        -------

Long-term liabilities                                                  384            390            388
                                                                   -------        -------        -------

Commitments and Contingencies                                            -              -              -

Shareholders' equity
 Common stock, $.01 par value - authorized 30,000,000 shares;
  issued 17,736,000 shares at March 31, 2006,
  17,657,000 shares at June 30, 2005 and
  17,637,000 shares at March 31, 2005                                  177            177            176
 Additional paid-in capital                                          4,808          4,747          4,729
 Retained earnings                                                  13,876         13,361         15,417
 Accumulated other comprehensive income                                 20             10             10
 Treasury stock, at cost--2,017,000 shares                          (3,618)        (3,618)        (3,618)
                                                                   -------        -------        -------
         Total shareholders' equity                                 15,263         14,677         16,714
                                                                   -------        -------        -------
Total liabilities and shareholders' equity                         $24,594        $24,907        $22,974
                                                                   =======        =======        =======

* Derived from audited financial statements.

See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                     Three Months Ended        Nine Months Ended
                                                                          March 31,                March 31,
                                                                     ------------------       -------------------
                                                                      2006        2005         2005         2006
                                                                     ------      ------       ------       ------

Net sales                                                           $11,940     $14,659      $43,444      $50,479
Cost of sales                                                         8,689      11,186       31,199       38,146
                                                                    -------     -------      -------      -------
  Gross profit                                                        3,251       3,473       12,245       12,333

Selling, general and administrative expenses                          4,114       4,666       12,426       13,877
Insurance recovery                                                   (1,424)          -       (1,424)           -
                                                                    -------     -------      -------      -------

  Income (loss) from operations                                         561      (1,193)       1,243       (1,544)

Interest expense                                                         99          76          383          233
                                                                    -------     -------      -------      -------

  Income (loss) before provision for (benefit from) income taxes        462      (1,269)         860       (1,777)
Provision for (benefit from) income taxes                               186        (508)         345         (711)
                                                                    -------     -------      -------      -------

  Net income (loss)                                                 $   276     $  (761)     $   515      $(1,066)
                                                                    =======     =======      =======      =======

  BASIC NET INCOME (LOSS) PER SHARE                                    $.02       $(.05)        $.03        $(.07)
                                                                       ====       =====         ====        =====

  DILUTED NET INCOME (LOSS) PER SHARE                                  $.02       $(.05)        $.03        $(.07)
                                                                       ====       =====         ====        =====

Basic weighted average number of shares outstanding                  15,717      15,620       15,687       15,619
                                                                     ======      ======       ======       ======
Diluted weighted average number of shares outstanding                15,829      15,620       15,776       15,619
                                                                     ======      ======       ======       ======

See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                    Nine Months Ended
                                                                                        March 31,
                                                                             ------------------------------
                                                                                2006                2005
                                                                             ----------          ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                            $   515             $(1,066)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                                 253                 300
    Provision for sales allowances and doubtful accounts                          424                  82
    Stock compensation expense                                                      8                   -
    Deferred income taxes                                                         345                (602)
    Deferred lease liability                                                        5                  24
    Issuance of common stock for directors' fees                                   53                   -
 (Increase) decrease in operating assets, net of effect of acquisition of business:
    Receivables                                                                (3,975)             (1,782)
    Inventory                                                                   5,299               1,679
    Prepaid expenses and other current assets                                  (1,877)               (222)
    Other assets                                                                  (29)                (57)
  Decrease in operating liabilities:
    Accounts payable and accrued expenses                                      (2,738)               (557)
                                                                              -------             -------
    Net cash used in operating activities                                      (1,717)             (2,201)
                                                                              -------             -------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment                                                          (166)               (226)
 Acquisition of Sidney Bernstein & Son business                                     -              (3,456)
                                                                              -------             -------

      Net cash used in investing activities                                      (166)             (3,682)
                                                                              -------             -------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from revolving line of credit, net                                    1,832               3,763
 Proceeds from exercise of employee stock options                                   -                  23
                                                                              -------             -------

      Net cash provided by financing activities                                 1,832               3,786
                                                                              -------             -------

 Effect of exchange rate changes on cash                                            7                   5
                                                                              -------             -------

 NET DECREASE IN CASH                                                             (44)             (2,092)
 CASH, beginning of period                                                        178               2,527
                                                                              -------             -------

 CASH, end of period                                                          $   134             $   435
                                                                              =======             =======

                                                                                                  (Cont'd)

                                MOVIE STAR, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                          Nine Months Ended
                                                               March 31,
                                                      -------------------------
                                                       2006               2005
                                                      ------             ------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during period for:
     Interest                                          $349               $234
                                                       ====               ====

     Income taxes                                       $30                $47
                                                       ====               ====

                                                                    (Concluded)

See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.
         NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

1.     INTERIM FINANCIAL STATEMENTS

       In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2006 and the results of operations and cash flows for the nine months ended March 31, 2006 and 2005, respectively.

       The consolidated condensed financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's year-end financial statements. The June 30, 2005 consolidated condensed balance sheet was derived from the Company's audited financial statements. The results of operations for the three and nine months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q should be read in conjunction with the Company's financial statements and notes included in the 2005 Annual Report on Form 10-K.

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

                                                                   Three Months Ended       Nine Months Ended
                                                                        March 31,                March 31,
                                                                  --------------------      ------------------
                                                                   2006          2005        2006        2005
                                                                  ------        ------      ------      ------

       Net income (loss), as reported                              $276         $(761)       $515      $(1,066)
       Add stock-based employee compensation expense,
         included in reported net income (loss)                       3             -           8            -
       Deduct stock-based employee compensation expense
         determined under fair value based method                    (3)           (6)         (8)         (33)
                                                                   ----         -----        ----      -------
       Pro forma net income (loss)                                 $276         $(767)       $515      $(1,099)
                                                                   ====         =====        ====      =======

                                                                   Three Months Ended       Nine Months Ended
                                                                        March 31,                March 31,
                                                                  --------------------      ------------------
                                                                   2006          2005        2006        2005
                                                                  ------        ------      ------      ------

       Basic net income (loss) per share, as reported              $.02         $(.05)       $.03        $(.07)
                                                                   ====         =====        ====        =====
       Pro forma basic net income (loss) per share                 $.02         $(.05)       $.03        $(.07)
                                                                   ====         =====        ====        =====

       Diluted net income (loss) per share, as reported            $.02         $(.05)       $.03        $(.07)
                                                                   ====         =====                    =====
       Pro forma diluted net income (loss) per share               $.02         $(.05)       $.03        $(.07)
                                                                   ====         =====        ====        =====

       During the quarter ended March 31, 2006, the Company granted options to purchase 40,000 shares of common stock under the 2000 Performance Equity
       Plan at an exercise price of $.63 per share. The fair value of the options-pricing model was calculated with the following weighted-average assumptions used for the grant: risk-free interest rate 4.56%; expected life 7 years; expected volatility 54%. The fair value generated by the
       Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder. There were no options granted in the three months ended March 31, 2005.

3.     INVENTORY

       Inventory consists of the following (in thousands):

                                      March 31,      June 30,      March  31,
                                        2006           2005          2005
                                     ----------     ---------     -----------

          Raw materials               $   521        $ 1,574        $   997
          Work-in process                 191            382            218
          Finished goods                5,719          9,774          5,917
                                      -------        -------        -------
                                      $ 6,431        $11,730        $ 7,132
                                      =======        =======        =======

4.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

       During the three months ended March 31, 2006, the Company resolved its insurance claim for the physical damage caused by Hurricane Katrina to its distribution center in Poplarville, Mississippi, which resulted in a gain of $1,424,000, net of expenses. As of March 31, 2006, the insurance claim is included in "Prepaid Expenses and Other Current Assets." It has
       subsequently been collected.

5.     NOTE PAYABLE

       The Company has a secured line of credit with an international bank which matures on June 30, 2006 and is subject to annual renewals thereafter.
       Under the terms of this line of credit, the Company may borrow up to
       $20,000,000, in the aggregate, including revolving loans and letters of credit. As of March 31, 2006, the Company had outstanding borrowings of
       $6,626,000 under the facility and had approximately $4,978,000 of outstanding letters of credit. Availability under this line of credit is subject to the Company's compliance with certain financial formulas as outlined in the agreement. As of March 31, 2006, the Company was in compliance. Pursuant to the terms of

       the agreement, the Company pledged substantially all of its assets.
       Interest on outstanding borrowings is payable at a variable rate per annum, equal to the prime rate less 0.75 percent (7.00 percent as of
       March 31, 2006). The Company has been informed that the bank does not wish to extend the line of credit for another year. Accordingly, the
       Company is discussing the establishment of a new credit facility with several banks and other institutional lenders. Based upon preliminary indications, the Company is confident that it will be able to establish a new line of credit, although there is no assurance that this will be the case.

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

                                                                   Three Months Ended       Nine Months Ended
                                                                        March 31,                March 31,
                                                                  --------------------      ------------------
                                                                   2006          2005        2006        2005
                                                                  ------        ------      ------      ------

          BASIC:
       Net income (loss)                                            $276         $(761)       $515     $(1,066)
                                                                    ====         =====        ====     =======
       Basic weighted average number of shares outstanding        15,717        15,620      15,687      15,619
                                                                  ======        ======      ======     =======
       Basic net income (loss) per share                            $.02         $(.05)       $.03       $(.07)
                                                                    ====         =====        ====       =====

          DILUTED:
       Net income (loss)                                            $276         $(761)       $515     $(1,066)
                                                                    ====         =====        ====     =======

       Weighted average number of shares outstanding              15,717        15,620      15,687      15,619
               Shares issuable upon conversion of stock options       93             -          78           -
               Shares issuable upon conversion of warrants            19             -          11           -
                                                                  ------        ------      ------     -------
       Total average number of equivalent shares outstanding      15,829        15,620      15,776      15,619
                                                                  ======        ======      ======     =======

       Diluted net income (loss) per share                          $.02         $(.05)       $.03       $(.07)
                                                                    ====         =====        ====       =====

       Options and warrants to purchase 417,000 and 463,000 shares of common stock at prices ranging from $.4375 to $1.0625 per share were not included in the computation of diluted net income (loss) per share for the three and nine-month periods ended March 31, 2005, respectively, since they would be antidilutive.

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

8.     CLOSING OF DISTRIBUTION FACILITY

       During the fiscal year ended June 30, 2005, the Company recorded facility closing costs of $108,000, which includes severance and related salary and benefit costs of $58,000, relating to a plan to close the distribution facility in Petersburg, Pennsylvania. The action was taken by the Company to enhance the Company's competitiveness, to reduce expenses and to improve efficiencies. During fiscal 2005, the Company reclassified certain property and equipment at its Petersburg,
       Pennsylvania facility to assets held for sale, as the Company expects to sell this facility. In connection with the Company's plan of disposal, management estimates that they will not incur a loss in liquidating these assets. As of March 31, 2006, the remaining accrued closing costs are
       $54,000, which includes severance and related salary and benefit costs of
       $17,000.

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

                                       10

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

FORWARD-LOOKING STATEMENTS

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

Hurricane Katrina impacted our business operations during the quarter ended
September 30, 2005 and, to a lesser extent, the quarter ended December 31, 2005.
Our distribution center in Poplarville, Mississippi was forced to close from
August 29th to September 6th as a result of the hurricane. Operations at the
Poplarville distribution center resumed once power was restored to the facility on September 6th. Because some of our employees were unable to return to work, the facility operated at less than full capacity until the middle of October. In our effort to reduce the impact of this problem, we diverted some of our incoming inventory to a public warehouse operation in Los Angeles, California and to our Petersburg, Pennsylvania distribution center, which we closed during the fourth quarter of fiscal 2005. We reopened this facility until December 31,
2005 to assist with shipping our goods to customers. However, notwithstanding our best efforts, some orders were delayed and were shipped in the second quarter of fiscal 2006 instead of the first quarter. We have resolved two of the three portions of our insurance claim. The claim for our loss of inventory was resolved in the third quarter and did not result in any significant financial adjustment. The claim for the physical damage to our distribution facilities was also resolved in the third quarter, although the proceeds were received on May
4, 2006, and resulted in a gain of $1,424,000. The final claim for additional expenses incurred is still pending and is currently being negotiated with the insurance company. We do not expect the results of these negotiations to have a material impact on our results of operation.

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

                                                  Three Months Ended                            Nine Months Ended
                                                       March 31,                                     March 31,
                                      ----------------------------------------      ------------------------------------------
                                             2006                   2005                    2006                   2005
                                      ------------------     -----------------      --------------------     -----------------
                                                     %                     %                         %                     %

Net sales                             $11,940      100.0     $14,659     100.0      $43,444        100.0     $50,479     100.0
Cost of sales                           8,689       72.8      11,186      76.3       31,199         71.8      38,146      75.6
                                      -------      -----     -------     -----      -------        -----     -------     -----
   Gross profit                         3,251       27.2       3,473      23.7       12,245         28.2      12,333      24.4

Selling, general and
  Administrative expenses               4,114       34.5       4,666      31.8       12,426         28.6      13,877      27.5
Insurance recovery                     (1,424)     (11.9)          -         -       (1,424)        (3.3)          -         -
                                      -------      -----     -------     -----      -------        -----     -------     -----
Operating income (loss)                   561        4.7      (1,193)     (8.1)       1,243          2.9      (1,544)     (3.1)
Interest expense                           99        0.8          76       0.5          383          0.9         233       0.5
                                      -------      -----     -------     -----      -------        -----     -------     -----
Income (loss) before income
  taxes                                   462        3.9      (1,269)     (8.7)         860          2.0      (1,777)     (3.5)
Income taxes                              186        1.6        (508)     (3.5)         345          0.8        (711)     (1.4)
                                      -------      -----     -------     -----      -------        -----     -------     -----
Net income (loss)                     $   276        2.3     $  (761)     (5.2)     $   515          1.2     $(1,066)     (2.1)
                                      =======      =====     =======     =====      =======        =====     =======     =====

Percent amounts may not add due to rounding.

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 2006 decreased $2,719,000 to
$11,940,000 from $14,659,000 in the comparable period in 2005. Net sales for the nine months ended March 31, 2006 decreased $7,035,000 to $43,444,000 from
$50,479,000 in the comparable period in 2005. The SB&S division accounted for
$4,256,000 and $12,327,000 of the sales for the three and nine months ended
March 31, 2006, respectively, as compared to $3,648,000 and $10,867,000 for the same periods in the prior year. Absent sales from the SB&S division, we had sales of $7,684,000 and $31,117,000 for the three and nine months ended March
31, 2006, respectively, as compared to sales of $11,011,000 and $39,612,000 in the same periods in the prior year. This reduction for the three months was primarily due to a decrease in certain customers' orders. The reduction in sales for the nine months was primarily due to the shipment of a $7,150,000 and
$650,000 low margin order in the prior year's second and third quarters, respectively. We declined to bid on the low margin program in the current year.
This reduction was partially offset by nine months of shipping for the SB&S division in the current year as compared to eight months in the prior year.
While business remains challenging for the remainder of fiscal 2006 the initial indications are very positive for our business outlook for the first half of fiscal 2007.

The gross profit percentage increased to 27.2% and 28.2% for the three and nine months ended March 31, 2006, respectively from 23.7% and 24.4% in the same periods in the prior year. The higher overall

margin resulted primarily from not having the large low margin order that we shipped in the second and third quarters of fiscal 2005.

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

Selling, general and administrative expenses were $4,114,000, or 34.5% of net sales for the three months ended March 31, 2006, as compared to $4,666,000, or
31.8% of net sales for the similar period in 2005. This decrease of $552,000 resulted from a decrease in salary expense and salary related costs of $193,000, samples and design related costs of $171,000, shipping expense and shipping related costs of $134,000 and consulting fees of $56,000 as well as a net overall reduction in other selling, general and administrative expenses, partially offset by an increase in outbound freight expense of $70,000. The decrease in salary expense and salary related costs were the result of a reduction in personnel. The decrease in samples and design related cost was the result of lower purchases of sample fabrics and trims and increased usage of in house resources related to design and artwork. The decrease in shipping expense is primarily the result of lower sales. The decrease in consulting fees is related to the termination of our prior Chairman's services in connection with our consulting agreement with him. The increase in outbound freight expense is the result of an expedited shipment to one of our major customers and large shipments to one of our prepaid freight customers.

Selling, general and administrative expenses were $12,426,000, or 28.6% of net sales for the nine months ended March 31, 2006, as compared to $13,877,000, or
27.5% of net sales for the similar period in 2005. This decrease of $1,451,000 resulted from a decrease in salary expense and salary related costs of $546,000, samples and design related costs of $369,000, shipping expense and shipping related costs of $364,000, consulting fees of $149,000 and a net overall decrease in other selling general and administrative expenses, partially offset by an increase in royalty expenses of $81,000. The decreases in salary expense and salary related costs, samples and design related costs, shipping expense and shipping related costs and consulting fees were for the same reasons described above. The increase in royalty expense was primarily due to the Maidenform license agreement.

During the third quarter, we resolved our insurance claim on the Poplarville,
Mississippi distribution facilities which resulted in a gain of $1,424,000, net of expenses. A portion of the proceeds will be utilized to replace certain portions of the facility that were damaged during the hurricane.

We recorded income from operations of $561,000 and $1,243,000 for the three and nine months ended March 31, 2006 as compared to a loss from operations of
$1,193,000 and $1,544,000 for the same three and nine-month periods in the prior year. This improvement was primarily due to the insurance gain.

Interest expense for the three and nine months ended March 31, 2006 increased to
$99,000 and $383,000 as compared to $76,000 and $233,000 in the comparable periods in 2005, respectively. These increases were due primarily to higher interest rates and higher borrowing levels.

We recorded a provision for income taxes of $186,000 and $345,000 for the three and nine months ended March 31, 2006 as compared to an income tax benefit of
$508,000 and $711,000 for the same periods in the prior year, respectively. We utilized an estimated income tax rate of 40% in all periods.

NET INCOME (LOSS)

We had net income of $276,000 and $515,000 for the three and nine months ended
March 31, 2006 as compared to a net loss of $761,000 and $1,066,000 for the same periods in the prior year, respectively. This improvement was primarily due to the insurance gain.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of March 31, 2006 (in thousands):

                                                               Payments Due by Period
                                                  -------------------------------------------------
                                                   Within                                  After 5
                                     Total         1 Year       2-3 Years     4-5 Years     Years
                                    -------       --------     -----------   -----------  ---------

  Contractual Obligations
  Credit Facility                   $ 6,626        $6,626        $    -        $    -      $     -
  Licensing Agreement                   303           160           143             -            -
  Operating Leases                    5,686         1,173         2,370         2,143            -
  Consulting Agreements                 165           165             -             -            -
  Employment Contracts                1,026           882           144             -            -
                                    -------        ------        ------        ------      -------
  Total Contractual Obligations     $13,806        $9,006        $2,657        $2,143      $     -
                                    =======        ======        ======        ======      =======

                                                     Amount of Commitment Expiration Per Period
                                                  -------------------------------------------------
                                     Total
                                    Amounts        Within                                  After 5
                                   Committed       1 Year       2-3 Years     4-5 Years     Years
                                  -----------     --------     -----------   -----------  ---------

  Other Commercial Commitments
  Letters of Credit                  $4,978        $4,978          $  -          $  -        $  -
                                     ------        ------          ----          ----        ----
  Total Commercial Commitments       $4,978        $4,978          $  -          $  -        $  -
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

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2006, our working capital increased by
$505,000 to $11,178,000, primarily due to the insurance recovery.

During the nine months ended March 31, 2006, cash decreased by $44,000. We used cash of $1,717,000 in our operations and $166,000 for the purchase of fixed assets. The net proceeds from short-term borrowings of $1,832,000 and the decrease in cash primarily funded these activities.

Receivables, net of allowances, at March 31, 2006 increased by $3,556,000 to
$9,529,000 from $5,973,000 at June 30, 2005. This increase was due to higher sales for the three months ended March 31, 2006 as compared to the three months ended June 30, 2005.

Inventory at March 31, 2006 decreased to $6,431,000 from $11,730,000 at June 30,
2005. This decrease in finished goods and raw material is due to normal inventory fluctuations as result of the expected sales for the respective subsequent quarters.

We have a revolving line of credit of up to $20,000,000. The line of credit expires June 30, 2006 and is sufficient for our projected needs for operating capital and letters of credit to fund the purchase of imported goods through that time. Direct borrowings under this credit line bear interest at the prime rate less three quarters of one percent per annum. Availability under the line of credit is subject to the Company's compliance with certain agreed upon financial formulas. We were in compliance at March 31, 2006. This line of credit is secured by substantially all of our assets. Our current lender has informed us that it does not wish to renew our line of credit for another year and, accordingly, we have been discussing the establishment of a new line of credit with several banks and other financial institutions. Based upon preliminary indications, we are confident that we will be able to establish a new credit facility, although there is no assurance that this will be the case.

We anticipate that capital expenditures for fiscal 2006 will be less than
$400,000.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to changes in the prime rate based on the Federal Reserve actions and general market interest fluctuations. We believe that moderate interest rate increases will not have a material adverse impact on our results of operations, or financial position, in the foreseeable future. For the three months ended
March 31, 2006, borrowings peaked during the period at $7,144,000 and the average amount of borrowings was $6,082,000. For the nine months ended March 31,
2006, borrowings peaked during the period at $12,613,000 and the average amount of borrowings was $8,318,000.

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

ITEM 4.   CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the
Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and
Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                               MOVIE STAR, INC.

                               By: /s/ Melvyn Knigin
                                  -----------------------------------
                                  MELVYN KNIGIN
                                  President and Chief Executive Officer

                               By: /s/ Thomas Rende
                                  -----------------------------------
                                  THOMAS RENDE
                                  Chief Financial Officer and
                                  Principal Accounting Officer

May 15, 2006

