Form 10-K
period 2006-06-30
MOVIE STAR INC /NY/
filed 2006-09-27
CIK 93631

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the fiscal year ended June 30, 2006

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from ___________ to _________

Commission File Number 1-5893

                                MOVIE STAR, INC.
             (Exact name of registrant as specified in its charter)

                New York                               13-5651322
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

   1115 Broadway, New York, New York                      10010
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

                                      None
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                 Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                 Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

   Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act):

                                 Yes [_] No [X]

As of December 31, 2005 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's common stock (based on its reported last sale price on the American Stock
Exchange of $0.55), held by non-affiliates of the registrant, was $6,356,857.

As of August 31, 2006, there were 15,766,205 common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

See Item 15 with respect to exhibits to this Form 10-K which are incorporated herein by reference to documents previously filed or to be filed by the
Registrant with the Commission.

                                        2

                                MOVIE STAR, INC.
                          2006 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                             NO.
PART I                                                                      ----

Item 4     Submission of Matters to a
           Vote of Security Holders.......................................    11

PART II

Item 5     Market for Company's Common Equity, Related Stockholder Matters
           and Issuer Purchases of Equity Securities......................    12

Item 6     Selected Financial Data........................................    13

Item 7     Management's Discussion and Analysis of Financial Condition and

Item 9     Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...........................................    44

Item 9A    Controls and Procedures .......................................    44

PART III

Item 10    Directors and Executive Officers of the Registrant ............    45

Item 11    Executive Compensation.........................................    47

Item 12    Security Ownership of Certain Beneficial Owners and Management

PART IV

Item 15    Exhibits and Financial Statement Schedules ....................    54

                                        3

                                     PART I

ITEM 1. BUSINESS

GENERAL

Movie Star, Inc. designs, manufactures (through independent contractors), imports, markets and distributes an extensive line of women's intimate apparel to mass merchandisers, specialty and department stores, discount retailers, national and regional chains and direct mail catalog marketers throughout the
United States. Our products include pajamas, nightgowns, baby dolls, nightshirts, dusters, shifts, caftans, sundresses, rompers, short sets, beachwear, peignoir ensembles, robes, leisurewear, panties and daywear consisting of bodysuits, soft bras, slips, half-slips, teddies, camisoles and cami tap sets. These products are manufactured in various fabrics, designs, colors and styles depending upon seasonal requirements, changes in fashion and customer demand. Retail prices for our products range from approximately $5.00 for products such as nightshirts, to approximately $85.00 for products such as peignoir sets. We maintain an in-house design staff, which affords us the flexibility to work with merchandise buyers on fashion design and price points.
Since our formation in 1935, we have competed on the basis of price, quality, the desirability of our fabrics and designs and the reliability of our delivery and service.

In August 2004, we acquired certain assets of Sidney Bernstein & Son Lingerie,
Inc., a company engaged in the design, marketing and sale of women's lingerie and related apparel and accessories. The Sidney Bernstein acquisition has enabled us to broaden our customer base to include discount chains and other retailers that sell similar products at lower price points than our other product lines.

The intimate apparel business for department stores, specialty stores and regional chains is broken down into four selling seasons per year. For each selling season, we create a new line of products that represent our own brand name Cinema Etoile(R). Our brand name does not have widespread consumer recognition, although it is well known by our customers. We sell our brand name products primarily during these selling seasons. We also develop specific products for some of our larger accounts, mass merchandisers and national chains, and make between five and eight presentations throughout the year to these accounts. We do not have long-term contracts with any of our customers and therefore our business is subject to unpredictable increases and decreases in sales depending upon the size and number of orders that we receive each time we present our products to our customers.

RAW MATERIALS

We utilize a large variety of fabrics made from natural and man-made fibers, including polyester, cotton, broadcloth, stretch terry, brushed terry, flannel, brushed flannel, nylon, spun polyester, velour, satin, tricot, jersey, fleece, jacquard, lace, stretch lace, charmeuse, chambray, microfiber, spandex and various knit fabrics. These fabrics are available in most countries in which we contract for production and are easily imported to those countries that do not have an internal supply of such materials. The sources are highly competitive and we expect these competitive conditions to continue in the foreseeable future. Generally, we have long-standing relationships with our suppliers and purchase our raw materials in anticipation of orders or as a result of need based on orders received. Purchase of raw materials in high volume provides us with the opportunity to buy at relatively low prices. In turn, we are able to take advantage of these lower prices in the pricing of our finished goods. We are not dependent on a single source of supply for material that is not readily replaceable.

SOURCING AND SUPPLY

All of the products that we sell are manufactured abroad. Contracting with foreign contractors enables us to take advantage of prevailing lower labor rates. We arrange for the production of garments with suppliers on a purchase order basis. We do not have any long-term contractual arrangements with contractors. This provides us with flexibility regarding the selection of contractors for the future production of goods. We believe that we could replace the loss of any particular contractor in any country within a reasonable time period. However, the loss of a major contractor would cause a temporary interruption in supply.

In order to maximize our opportunities to obtain superior quality product at the most competitive prices with reliable and efficient service, we source our products in three different ways:

     o    Cut, Make and Trim (CMT) Contractors. We contract with CMT contractors to assemble the materials that we purchase from other sources.

     o    Finished Good Purchases. We purchase products directly from finished package manufacturers.

     o    Assisted Finished Good Purchases. We hire contractors to assemble the products for which such contractors purchase the fabrics with our extensive input on type and source of such fabrics and we purchase some of the trim and some of the embellishments.

     The following table shows each country from which we have (1) contracted for the assembly of products using our materials, (2) purchased finished goods and (3) contracted for the assembly of products using fabrics purchased by the contractor with our input on the type and source of such fabrics, and the approximate percentage of our total cost of production during fiscal 2006 and 2005 allocable to each country:

                            FISCAL 2006                                FISCAL 2005
              ---------------------------------------   ---------------------------------------
                     FINISHED      ASSISTED                    FINISHED      ASSISTED
                      GOOD      FINISHED GOOD                    GOOD     FINISHED GOOD
              CMT   PURCHASES     PURCHASES     TOTAL   CMT   PURCHASES     PURCHASES     TOTAL
              ---   ---------   -------------   -----   ---   ---------   -------------   -----

Bangladesh     --       19%           11%         30%    --       10%            8%         18%
Cambodia       --        1%           14%         15%    --       --             8%          8%
China          --       10%            4%         14%    --        7%           --           7%
Dominican
Republic(1)    --       --            --          --     12%      --            --          12%
El Salvador     7%      --            --           7%     1%      --            --           1%
India          --        1%           --           1%    --       22%           --          22%
Mexico         --        1%           --           1%    --        4%           --           4%
Pakistan       --        3%           --           3%    --        3%           --           3%
Philippines    --       --            25%         25%    --       --            21%         21%
Taiwan         --        4%           --           4%    --        2%           --           2%
Other          --       --            --          --     --        2%           --           2%
              ---      ---           ---         ---    ---      ---           ---         ---
Total           7%      39%           54%        100%    13%      50%           37%        100%
              ===      ===           ===         ===    ===      ===           ===         ===

----------
(1)  In the second half of fiscal 2005, we exited the Dominican Republic as a source of production and moved the production of the product being produced there to El Salvador.

We have a representative office in the Philippines to facilitate the coordination of our production there, which was 25% of total production in 2006 and 21% in 2005. The office is utilized primarily for administrative and manufacturing support functions, as well as sample making and pattern making.

QUALITY CONTROL

We currently have two independent representatives in Bangladesh, one employee in
El Salvador and eight employees in the Philippines supervising the production of finished products purchased by us or assembled for us by CMT contractors in those countries and the other countries that we source our products from. These employees and representatives assist in maintaining quality and on-time delivery. Management personnel travel to El Salvador and Asia throughout the year to monitor the performance of our offshore contractors.

MARKETING AND DISTRIBUTION

Our products are sold through an established sales network consisting of both in-house sales personnel and independent sales representatives. Employees in our showroom in New York City represent our company in soliciting orders nationally.
In general, approximately 34% of our sales are made to mass merchandisers, 16%
to department stores, 15% to specialty stores and 14% to discount retailers. The balance of our sales are unevenly distributed among national chain stores, regional chain stores and direct mail catalog marketers.

Our wholly-owned subsidiary, Cinejour Lingerie Inc., is a Canadian corporation, formed in May 2004 to market and sell our products throughout Canada. We have an agreement with an independent representative to provide sales representation for us in Canada and to supervise the operations of our office in Canada.

We generally limit the promotion of our products to cooperative advertising in conjunction with our retail customers directed to the ultimate retail consumer of our products. Under our license agreement with Maidenform Inc., we also engage in limited direct advertising of the Maidenform brand in the form of print ads in trade publications.

Garments are shipped directly by contractors to our warehouse in Mississippi, where they are stored and packed for distribution to our customers. We utilize a public warehouse in California to accommodate our requirements during peak shipping periods and to reduce transit times from our contractors. We also utilize a public warehouse in Canada to accommodate our customers in Canada. Our overseas contractors perform sorting and packing functions to expedite the delivery time to our customers and to reduce our overall costs.

All sales have terms that generally require payment within 30 to 60 days from the date the goods are shipped. Although sales are made without the right of return, in certain instances, we may accept returns or agree to allowances.

Our business is concentrated on certain significant customers. Sales to Wal-Mart accounted for 25% of sales for fiscal 2006 and 20% for fiscal 2005. Target accounted for 15% of our sales in fiscal 2005. While we believe our relationships with our major customers are good, because of competitive changes, the availability of the types of garments we sell from a number of other contractors and an increase in retailers who design, produce and sell their own products directly to consumers, there is the possibility that any customer could alter the amount of business it does with us.

Purchasing decisions by our customers with respect to each group of our products and, in some instances, products within a group, generally are made by different buyers and purchasing departments. We believe that the loss of orders from any one buyer or purchasing department would not necessarily result in the loss of sales to other buyers or purchasing departments of those customers.

TRADEMARKS AND LICENSES

We have several registered trademarks, of which Movie Star(R), Movie Star
Loungewear(R), Cinema Etoile(R), Seductive Wear(R), Meant To Be(R), Cine
Jour(R), Private Property(R), Heather Nicole(R) and Night Magic(R) are material to the marketing of our products. In February 2006, we applied for the trademark, Cinema Studio(TM).

In addition to our own branded products, we design, produce and market a line of ladies' sleepwear and robes under the Maidenform(R) name through a licensing agreement with Maidenform Inc. Our Maidenform Collection is available to department stores, chains and high-end specialty stores nationally. We also actively market a line of sleepwear, robes and daywear under the Maidenform trademarks Sweet Nothings(R), Self Expressions(R) and Rendezvous(R).

IMPORTS AND IMPORT RESTRICTIONS

Transactions with our foreign contractors and suppliers are subject to the risks of doing business abroad. Our import and offshore operations are subject to restraints imposed by agreements between the United States and certain foreign countries, primarily China, in which we do business. These agreements impose quotas on the amount and type of goods that can be imported into the United
States from these countries. Our imported products are also subject to United
States customs duties and, in the ordinary course of business, we are from time to time subject to claims by the United States Customs and Border Protection for
duties and other charges. The United States and other countries in which our products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust presently prevailing quotas, duty or tariff levels, which could adversely affect our operations and ability to continue to import products at current or increased levels. We cannot predict the likelihood or frequency of any of these events occurring.

BACKLOG

The backlog of orders was approximately $41,686,000 as of June 30, 2006 and
$28,363,000 as of June 30, 2005. This increase was due primarily to an increase in orders with our largest customer. We believe that the current backlog is firm and will be filled by the end of the current fiscal year. Orders are booked upon receipt.

SEASONALITY

We manufacture a wide variety of intimate apparel in many different styles and sizes and for use in all seasons and climates in the United States. Because of our product mix, we are subject to seasonal variations in sales. Historically, more than 50% of our sales have been made in the first six months of our fiscal year.

COMPETITION

The intimate apparel business is fragmented and highly competitive. The industry is characterized by a large number of small companies manufacturing and selling unbranded merchandise, and by several large companies which have developed widespread consumer recognition of the brand names associated with merchandise manufactured and sold by these companies. In addition, some of the larger retailers to whom we have historically sold our products have sought to expand the development and marketing of their own brands and to obtain intimate apparel products directly from the same or similar sources from which we obtain our products.

The intimate apparel industry is further characterized by competition on the basis of price, quality, efficient service and prompt delivery. Because of this competitive pressure, we no longer rely on domestic manufacturing and rely entirely on offshore contractors. Accordingly, changes in import quotas, currency valuations and political conditions in the countries from which we import products could adversely affect our business.

EMPLOYEES

As of August 31, 2006, we had 297 full-time and 7 part-time employees. Of our full-time employees, approximately 11 are executive and senior management, 88 are in design, design support and sample making, 13 are in sales and sales support, 43 are administrative personnel and office support, 90 are in production, manufacturing and offshore support and 52 are in distribution and warehousing.

We have never experienced an interruption of our operations because of a work stoppage. Even though we are subject to certain seasonal variations in sales, significant seasonal layoffs are rare.

We believe our relationship with our employees to be good. We are not a party to any collective bargaining agreement with any union.

ITEM 1A. RISK FACTORS

WE RELY ON A FEW KEY CUSTOMERS, AND THE LOSS OF ANY ONE KEY CUSTOMER COULD
SUBSTANTIALLY REDUCE OUR REVENUES. THERE HAS ALSO BEEN A GROWING TREND TOWARD
RETAIL CONSOLIDATION AND WE ARE INCREASINGLY DEPENDENT UPON FEWER CUSTOMERS.

Over 75% of our sales are generated from less than 30 of our customers and a significant amount of our revenues are generated from a few major customers. A significant decrease in business from or loss of any of our major customers could harm our business and financial condition by causing a significant decline in revenues attributable to such customers.

We do not have long-term contracts with any of our customers and therefore our business is subject to unpredictable increases and decreases in sales depending upon the size and number of orders that we receive each time we present our products to our customers. If we experience a significant decrease in sales to any of our major customers, and are unable to replace such sales volume with orders from other major customers, there could be a material adverse effect on our operating results and financial condition.

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

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY. IF WE ARE UNABLE TO SUCCESSFULLY
COMPETE, IT COULD RESULT IN A LOSS OF REVENUES.

The intimate apparel business is highly competitive. The industry is characterized by a large number of small companies manufacturing and selling unbranded merchandise, and by several large companies which have developed widespread consumer recognition of the brand names associated with merchandise manufactured and sold by these companies. In addition, certain of the larger retailers to whom we have historically sold our products have sought to expand the development and marketing of their own brands and to obtain intimate apparel products directly from the same or similar sources from which we obtain our products.

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

IF OUR PRODUCT DESIGNS ARE NOT ACCEPTED BY OUR CUSTOMERS OR BY THE RETAIL
CONSUMERS, WE COULD EXPERIENCE A REDUCTION IN SALES OR OUR CUSTOMERS COULD
EXPERIENCE A REDUCTION IN SALES, WHICH, IN EITHER EVENT, COULD MATERIALLY
ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

Our operating results could be negatively affected as a result of decreased revenue if our product designs are not accepted by our customers. Also, if our customers purchase our product and do not have success in selling our product at retail, they may request a price adjustment to assist them in marking down the selling price to make the product more attractive to the retail consumer, which would reduce our sales revenue.

WE OPERATE ON VERY TIGHT DELIVERY SCHEDULES AND IF WE RECEIVE OUR CUSTOMER
ORDERS LATE, OR IF THERE ARE DELAYS IN THE PRODUCTION PROCESS AND WE ARE UNABLE
TO MEET THE EXPECTED DELIVERY DATES, IT COULD NEGATIVELY AFFECT OUR
PROFITABILITY.

Our customers have been placing their orders in such a manner that the amount of time we have to source and produce the orders is shorter than it has ever been.
If our customers delay the ordering process or if there are difficulties during the production process, it could create delays in the delivery of the goods. If there is a delay in the delivery of the goods and we can not meet our customer's cancellation dates and they are not willing to extend the cancellation dates, then our customers may cancel their orders or request a reduced price for the delivery of their

orders. If their orders are canceled, it would leave us in an over-inventoried position and require the sale of inventory at low or negative gross profits. If customers request a reduced price, it would reduce our profitability. We may also incur extra costs to meet the delivery dates of our customers.

THE UNAVAILABILITY OR DISRUPTION OF OUR SUPPLIERS COULD LEAD TO THE REDUCTION IN
REVENUE.

If we are unable to secure satisfactory contractors to produce our orders, it could lead to the loss of revenue. Also, if our contractors are late or unable to deliver goods to us due to unexpected circumstances such as weather conditions, disruption of transportation systems or shipping lines or uncontrollable factors such as terrorism and war, we may experience a reduction in revenue or we may be forced to incur additional costs to deliver the orders to our customers.

THE INABILITY TO UTILIZE OUR DISTRIBUTION CENTER COULD LEAD TO A REDUCTION IN
REVENUE AND/OR PROFITS.

If we are unable to utilize our distribution center due to unexpected circumstances such as weather conditions (e.g., hurricane Katrina in the first quarter of fiscal 2006), disruption of the transportation systems or uncontrollable factors such as terrorism and war, we may be late or unable to deliver goods to our customers, or we may be forced to incur additional costs to deliver the orders to our customers through alternate channels, which, in either event, would result in a reduction in revenue.

WE DEPEND ON OUR KEY PERSONNEL.

Our success depends to a large extent upon the continued services of our key employees. The loss of the services of any key employee could have a material negative impact on our ability to manage our business successfully. Our success depends upon our ability to retain and attract qualified management, administrative and sales personnel to support our business. Our inability to do so may have a significant negative impact on our ability to manage and grow our business.

TRANSACTIONS WITH OUR FOREIGN CONTRACTORS AND SUPPLIERS ARE SUBJECT TO RISKS OF
DOING BUSINESS ABROAD.

Our import and offshore operations are subject to restraints imposed by agreements between the United States and certain foreign countries, primarily
China, in which we do business. These agreements impose quotas on the amount and type of goods that can be imported into the United States from these countries.
Our imported products are also subject to United States customs duties and, in the ordinary course of business, we are from time to time subject to claims by the United States Customs and Border Protection for duties and other charges.
The United States and other countries in which our products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust presently prevailing quotas, duty or tariff levels, which could adversely affect our operations and ability to continue to import products at current or increased levels.

THE AMERICAN STOCK EXCHANGE MAY DELIST OUR COMMON STOCK.

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

On August 31, 2006, the sale price of our common stock was $0.80. If the
Exchange were to determine that this price is a "low selling price," it may require us to effect a reverse split or suspend or remove our common stock from listing on the Exchange. In determining whether a reverse split or suspension or removal is appropriate, the Exchange will consider all pertinent factors including market conditions in general, the number of shares outstanding, plans which may have been formulated by management, applicable regulations of the state of incorporation or of any governmental agency having jurisdiction over the company and the relationship to other Exchange policies regarding continued
listing.

If the Exchange delists our common stock from trading, investors could face significant material adverse consequences including:

     o    a limited availability of market quotations for our common stock;

     o    a more limited amount of news and analyst coverage for our company;
          and

     o    a decreased ability to issue additional securities or obtain additional financing in the future.

ITEM 2. PROPERTIES

     The following table sets forth all of the facilities that we owned or leased as of June 30, 2006.

                                                            OWNED OR    SQUARE                   EXPIRATION
LOCATION             USE                                     LEASED    FOOTAGE   ANNUAL RENT      OF LEASE
------------------   ------------------------------------   --------   -------   -----------   --------------

1115 Broadway,       Corporate Offices                       Leased     11,000    $1,109,000       12/2010
New York, NY         Divisional Sales Office and Showroom                8,000
                     Production Staff and Design                        12,000
                                                                       -------
                                                                        31,000
                                                                       =======

180 Madison Ave.,    Sales Office and Showroom               Leased      3,000    $   90,000       5/2011
New York, NY

Petersburg, PA (1)   Vacant                                 Owned(1)   140,000            --       N/A

Poplarville, MS      Manufacturing Support                   Leased     24,000    $    8,000       11/2010
                     Warehousing and Distribution                      172,000
                     Office                                             16,000
                                                                       -------
                                                                       212,000
                                                                       =======

                     Warehousing                              Owned     27,000            --       N/A
                     Office                                              2,000
                                                                       -------
                                                                        29,000
                                                                       =======

Makati,              Administrative and Manufacturing        Leased      3,800    $   15,000       4/2008
Philippines          Support, Sample and Pattern Making

Montreal, Canada     Office                                    --        1,000    $    9,000   Month to Month

----------
(1)  In June 2005, management decided to close this facility. This facility was temporarily reopened in September 2005 to assist with the backlog of orders caused by hurricane Katrina. The facility was closed again on December 31,
     2005 and is under contract to be sold for $670,000. This sale is expected to be finalized prior to October 15, 2006.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings pending which are material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
        ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the American Stock Exchange under the symbol
"MSI." The following table sets forth for the indicated periods the reported high and low prices per share.

                                                          HIGH    LOW
                                                         -----   -----
   YEAR ENDED JUNE 30, 2006
   First Quarter.....................................    $ .93   $ .66
   Second Quarter....................................      .75     .46
   Third Quarter.....................................      .82     .55
   Fourth Quarter....................................      .98     .67
   YEAR ENDED JUNE 30, 2005
   First Quarter ....................................    $1.46   $1.07
   Second Quarter ...................................     1.55    1.08
   Third Quarter.....................................     1.61     .85
   Fourth Quarter....................................     1.30     .80

HOLDERS

As of August 31, 2006, there were 759 shareholders of record of our common stock. We believe that there are a significant number of beneficial owners of our common stock whose shares are held in "street name".

DIVIDEND POLICY

We presently intend to retain all earnings for our growth. Depending upon our capital resources and needs, we may pay cash dividends in the future. The payment of dividends, if any, in the future is within the discretion of the
Board of Directors and will depend upon our earnings, capital requirements and financial condition, and other relevant factors.

EQUITY COMPENSATION PLAN INFORMATION

The following sets forth certain information as of June 30, 2006 concerning our equity compensation plans:

                                       NUMBER OF SHARES TO BE     WEIGHTED-AVERAGE     NUMBER OF SHARES REMAINING
                                      ISSUED UPON EXERCISE OF     EXERCISE PRICE OF       AVAILABLE FOR FUTURE
                                        OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,     ISSUANCE UNDER EQUITY
           PLAN CATEGORY                WARRANTS AND RIGHTS      WARRANTS AND RIGHTS       COMPENSATION PLANS
-----------------------------------   -----------------------   --------------------   --------------------------

PLANS APPROVED BY SHAREHOLDERS
   1988 Non-Qualified Stock Option
      Plan                                    200,000                   $1.14                   1,466,666
   1994 Incentive Stock Option Plan           620,000                     .65                          --
   2000 Performance Equity Plan               378,000(1)                  .88                     253,401(2)
                                            ---------                   -----                   ---------
                                            1,198,000                     .80                   1,720,067
PLANS NOT APPROVED BY SHAREHOLDERS
   Warrant                                     50,000                     .44                          --
                                            ---------                   -----                   ---------
Total                                       1,248,000                   $ .79                   1,720,067
                                            =========                   =====                   =========

(1)  Includes 48,000 shares of common stock issuable upon exercise of options under our 2000 Performance Equity Plan granted to non-employee directors pursuant to our Non-Employee Director Compensation Plan.

(2)  Under our Non-Employee Director Compensation Plan, which provides for each non-employee director to elect to receive their annual stipend and meeting fees in cash and/or shares of our common stock under our 2000 Performance
     Equity Plan in such proportion as is determined by each non-employee director. If a non-employee director elects to be paid in stock, either in full or in part, the number of shares of common stock to be issued is determined by dividing the dollar amount of the stipend and meeting fees earned during the quarter (or a percentage thereof, if the non-employee director elects to receive stock payment in part) by the last sale price of our common stock on the last trading day of each calendar quarter in which the fees were earned. As of June 30, 2006, 118,599 shares of common stock have been issued to non-employee directors.

MOVIE STAR, INC.
ITEM 6. SELECTED FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           FISCAL YEARS ENDED JUNE 30,
                                                              ----------------------------------------------------
STATEMENT OF OPERATIONS DATA:                                   2006        2005      2004       2003       2002
                                                              --------   --------   --------   --------   --------

Net sales                                                      $51,639    $58,533    $53,691    $64,916    $54,359
                                                               -------    -------    -------    -------    -------
Cost of sales                                                   37,528     44,304     37,581     44,345     39,157
Selling, general and administrative expenses                    16,556     19,024     15,824     14,623     13,689
Insurance recovery                                              (1,450)        --         --         --         --
                                                               -------    -------    -------    -------    -------
                                                                52,634     63,328     53,405     58,968     52,846
                                                               -------    -------    -------    -------    -------
Operating (loss) income from continuing operations                (995)    (4,795)       286      5,948      1,513
Interest income                                                     (3)        (1)       (12)        (4)        (3)
Interest expense                                                   476        282         76        351        695
                                                               -------    -------    -------    -------    -------
(Loss) income from continuing operations before income tax
   (benefit) provision                                          (1,468)    (5,076)       222      5,601        821
Income tax (benefit) provision                                    (468)    (1,954)        94      2,170        360
                                                               -------    -------    -------    -------    -------
(Loss) income from continuing operations                        (1,000)    (3,122)       128      3,431        461
Income from discontinued operations                                 --         --         --         --         86
                                                               -------    -------    -------    -------    -------
Net (loss) income                                              $(1,000)   $(3,122)   $   128    $ 3,431    $   547
                                                               =======    =======    =======    =======    =======
BASIC NET (LOSS) INCOME PER SHARE:
From continuing operations                                     $  (.06)   $  (.20)   $   .01    $   .23    $   .03
From discontinued operations                                        --         --         --         --        .01
                                                               -------    -------    -------    -------    -------
Net (loss) income                                              $  (.06)   $  (.20)   $   .01    $   .23    $   .04
                                                               =======    =======    =======    =======    =======
DILUTED NET (LOSS) INCOME PER SHARE:
From continuing operations                                     $  (.06)   $  (.20)   $   .01    $   .22    $   .03
From discontinued operations                                        --         --         --         --        .01
                                                               -------    -------    -------    -------    -------
Net (loss) income                                              $  (.06)   $  (.20)   $   .01    $   .22    $   .04
                                                               =======    =======    =======    =======    =======
Basic weighted average number of shares outstanding             15,700     15,625     15,574     15,133     15,085
                                                               =======    =======    =======    =======    =======
Diluted weighted average number of shares outstanding           15,700     15,625     16,199     15,407     15,112
                                                               =======    =======    =======    =======    =======

                                                                       AT JUNE 30,
                                                     -----------------------------------------------
BALANCE SHEET DATA:                                    2006      2005      2004      2003      2002
                                                     -------   -------   -------   -------   -------

WORKING CAPITAL                                      $ 8,932   $10,673   $16,543   $15,979   $ 9,529
                                                     =======   =======   =======   =======   =======
TOTAL ASSETS                                         $23,221   $24,907   $20,779   $24,089   $22,406
                                                     =======   =======   =======   =======   =======
SHORT-TERM DEBT - Including current maturities
   of long-term debt and capital lease obligations   $ 4,955   $ 4,794   $    --   $ 2,304   $ 4,169
                                                     =======   =======   =======   =======   =======
LONG-TERM DEBT - Including deferred lease
   and other long-term liabilities                   $   398   $   390   $   374   $   325   $   254
                                                     =======   =======   =======   =======   =======
SHAREHOLDERS' EQUITY                                 $13,782   $14,677   $17,747   $17,264   $13,624
                                                     =======   =======   =======   =======   =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

FORWARD LOOKING STATEMENTS

When used in this Form 10-K and in our future filings with the Securities
Exchange Commission, the words or phrases "will likely result," "management expects" or "we expect," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are
cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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
fluctuations in foreign currency exchange rates; rising costs of raw materials and the unavailability of sources of supply; and the timing of orders placed by our customers.

OVERVIEW

The intimate apparel business is a highly competitive industry. The industry is characterized by a large number of small companies selling unbranded merchandise, and by several large companies that have developed widespread consumer recognition of the brand names associated with the merchandise sold by these companies. In addition, retailers to whom we sell our products have sought to expand the development and marketing of their own brands and to obtain intimate apparel products directly from the same or similar sources from which we obtain our products.

The intimate apparel business for department stores, specialty stores and regional chains is broken down into four selling seasons per year. For each selling season, we create a new line of products that represent our own brand name Cinema Etoile(R). Our brand name does not have widespread consumer recognition, although it is well known by our customers. We sell our brand name products primarily during these selling seasons. We also develop specific products for some of our larger accounts, mass merchandisers and national chains, and make between five and eight presentations throughout the year to these accounts. We do not have long-term contracts with any of our customers and therefore our business is subject to unpredictable increases and decreases in sales depending upon the size and number of orders that we receive each time we present our products to our customers.

In August 2004, we completed the acquisition of certain assets of Sidney
Bernstein & Son Lingerie, Inc. ("SB&S"), a company engaged in the design, marketing and sale of women's lingerie and related apparel accessories. This transaction has allowed us to expand our product offerings, as well as diversify and broaden our sales distribution.

Hurricane Katrina impacted our business operations during the quarter ended
September 30, 2005 and, to a lesser extent, the quarter ended December 31, 2005.
Our distribution center in Poplarville, Mississippi was forced to close from
August 29th to September 6th as a result of the hurricane. Operations at the
Poplarville distribution facility resumed once power was restored to the facility on September 6th. Because some of our employees were unable to return to work, the facility operated at less than full capacity until the middle of
October 2005. In an effort to reduce the impact of this problem, we diverted some of our inventory to a public warehouse operation in Los Angeles, California and to our Petersburg, Pennsylvania distribution center, which we closed during the fourth quarter of fiscal 2005. We reopened this facility until December 31,
2005 to assist with shipping our goods to customers. However, notwithstanding our best efforts, some orders were delayed and were shipped in the second quarter of fiscal 2006 instead of the first quarter. We have resolved all of our insurance claims relating to hurricane Katrina. The claim for our loss of inventory was resolved in the third quarter of fiscal 2006 and did not result in any significant financial adjustment. The claim for the physical damage to our distribution facilities also was resolved in the third and fourth quarter of fiscal 2006 and resulted in a gain of $1,450,000. The final claim of additional expenses incurred was resolved in the fourth quarter and did not have a material impact on our results of operations.

We began fiscal 2007 with a significantly increased level of open orders and therefore we expect sales for the first half of fiscal 2007 to be higher than the first half of fiscal 2006. We have added a new knit sleepwear line that was introduced at our recent August market which was well received by our customers.
This new product line, called Cinema Studio(TM), has broadened our product offerings and has increased the amount of product that our customers may buy from us. At June 30, 2006, our backlog of orders was approximately $41,686,000 as compared to $28,363,000 at June 30, 2005.

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

Allowance for Doubtful Accounts/Sales Discounts - Management maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management also estimates allowances for customer discounts and incentive offerings. If market conditions were to decline, management may take actions to increase customer incentive offerings possibly resulting in an incremental allowance at the time the incentive is offered.

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

                                                                    Years Ended June 30,
                                                     -----------------------------------------------------
                                                           2006               2005               2004
                                                     ---------------    ---------------    ---------------

Net sales                                            $51,639   100.0%   $58,533   100.0%   $53,691   100.0%
Cost of sales                                         37,528    72.7%    44,304    75.7%    37,581    70.0%
                                                     -------   -----    -------   -----    -------   -----
   Gross profit                                       14,111    27.3%    14,229    24.3%    16,110    30.0%
      Selling, general and administrative expenses    16,556    32.1%    19,024    32.5%    15,824    29.5%
      Insurance recovery                              (1,450)   (2.8)%       --      --         --      --
                                                     -------   -----    -------   -----    -------   -----
      (Loss) income from operations                     (995)   (1.9)%   (4,795)   (8.2)%      286      .5%
Interest income                                           (3)     --         (1)     --        (12)     --
Interest expense                                         476      .9%       282      .5%        76      .1%
                                                     -------   -----    -------   -----    -------   -----
(Loss) income before income tax (benefit)
   Provision                                          (1,468)   (2.8)%   (5,076)   (8.7)%      222      .4%
Income tax (benefit) provision                          (468)   (0.9)%   (1,954)   (3.4)%       94      .2%
                                                     -------   -----    -------   -----    -------   -----
Net (loss) income                                    $(1,000)   (1.9)%  $(3,122)   (5.3)%  $   128      .2%
                                                     =======   =====    =======   =====    =======   =====

Percent amounts may not add due to rounding.

FISCAL 2006 COMPARED TO FISCAL 2005

Results of Operations

Net sales for the year ended June 30, 2006 were $51,639,000 compared to
$58,533,000 in the comparable period in 2005. The SB&S division accounted for
$14,124,000 and $12,964,000 of net sales for the years ended June 30, 2006 and
2005, respectively. Absent the sales from the SB&S division, we had net sales of
$37,515,000 for the year ended June 30, 2006 compared to net sales of
$45,569,000 in the comparable period in 2005. The reduction in net sales was primarily due the shipment of a $7,800,000 low margin order in the prior year.
We declined to bid on the low margin program in the current year. This reduction was partially offset by the full year of shipping for the SB&S division in the current year as compared to eleven months in the prior year. We began fiscal
2007 with a significantly increased level of open orders and therefore we expect sales for the first half of fiscal 2007 to be higher than the first half of fiscal 2006. At June 30, 2006, our backlog of orders was approximately
$41,686,000 as compared to $28,363,000 at June 30, 2005.

The low margin order of $7,800,000, as mentioned above, was shipped in the second and third quarters of fiscal 2005. This order was for one major retailer and the expected gross margin was considerably lower than Movie Star's regular business. The costs to prepare this order for shipment were significantly higher than we originally anticipated. In addition, a significant portion of the merchandise arrived late at our distribution centers from India and, in some cases, to meet our customer's delivery dates, goods were air shipped at a much higher cost.

The gross profit percentage was 27.3% for the year ended June 30, 2006 as compared to 24.3% for the year ended June 30, 2005. The higher overall margin resulted primarily from not having the large low margin order that we shipped in the second and third quarters of fiscal 2005.

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

Selling, general and administrative expenses were $16,556,000, or 32.1% of net sales, for the year ended June 30, 2006 compared to $19,024,000, or 32.5% of net sales, for the similar period in 2005. This decrease of $2,468,000 resulted from a decrease in salary expense and salary related costs of $857,000, consulting fees of $639,000, shipping expense and shipping related costs of $520,000, samples and design related costs of $411,000, and a net overall reduction in other general overhead expenses, partially offset by an increase in professional fees of $173,000 and royalty expense of $121,000. The decrease in salary expense and salary related costs was the result of changes in the composition of personnel. The decrease in samples and design related costs was the result of lower purchases

of sample fabrics and trims and increased usage of in-house resources related to design and artwork. The decrease in shipping expense is primarily the result of lower sales, the elimination of the SB&S distribution center in January 2005 and the Pennsylvania distribution facility in December 2005. The decisions to eliminate these two facilities were made by us to enhance our competitiveness, to reduce expenses and to improve efficiencies. The decrease in consulting fees is related to the termination of our prior Chairman's services in connection with our consulting agreement with him. The increase in professional fees is primarily related to our continuing exploration of strategic alternatives. The increase in royalty expense is primarily due to the Maidenform license agreement.

During the third and fourth quarter of fiscal 2006, we resolved our insurance claim on the Poplarville, Mississippi distribution facilities which resulted in a gain of $1,450,000, net of expenses. A portion of the proceeds has been and will be used to replace certain portions of the facility that were damaged during hurricane Katrina.

We recorded a loss from operations of $995,000 for the year ended June 30, 2006, compared to a loss from operations of $4,795,000 for the similar period in 2005.
This improvement was primarily due to the insurance recovery, higher gross profit margins and the net overall reduction in selling, general and administrative expenses, partially offset by lower sales volume.

Interest income for the year ended June 30, 2006 was $3,000 as compared to
$1,000 for 2005.

Interest expense for the year ended June 30, 2006 was $476,000 as compared to
$282,000 for 2005. This increase was due primarily to higher interest rates and higher borrowing levels.

We provided for an income tax benefit of $468,000 for the year ended June 30,
2006, as compared to an income tax benefit of $1,954,000 for the similar period in 2005. The decrease in income tax benefit is due to the lower loss in fiscal
2006.

We recorded a net loss for the year ended June 30, 2006 of $1,000,000 as compared to a net loss of $3,122,000 for the same period in 2005. This improvement was primarily due to the insurance recovery, higher gross profit margins and the net overall reduction in selling, general and administrative expenses, partially offset by lower sales volume, an increase in interest expense, and a lower income tax benefit in the current period as compared to the same period last year.

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

The low margin order of $7,800,000, as mentioned above, was shipped in the second and third quarters of fiscal 2005. This order was for one major retailer and the expected gross margin was considerably lower than Movie Star's regular business. The costs to prepare this order for shipment were significantly higher than we originally anticipated. In addition, a significant portion of the merchandise arrived late at our distribution centers from India and, in some cases, to meet the delivery dates of our customer, goods were shipped via air at a much higher cost and we also incurred additional costs to prepare the goods for shipment to our customer. We declined to bid on this order for fiscal 2006.

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
The increase in salaries was primarily the result of the additional personnel for the SB&S division and costs associated with personnel changes, partially offset by a one-time expense of $1,084,000 related to a lump sum payment to
President and Chief Executive Officer, Mel Knigin, in the prior year. Absent this one-time expense in the prior year, salaries would have increased approximately $1,495,000. The payment to Mr. Knigin occurred as a result of a stock ownership sale by the former Chairman of the Company, which activated a provision in Mr. Knigin's employment agreement. Under the terms of the agreement with Mr. Knigin, this payment is to be applied against any severance obligations of the Company owed to Mr. Knigin under his employment contract, which, in accordance with its terms, expires on June 30, 2007. The increase in shipping expense is the result of the addition of the SB&S division, unanticipated costs for the large low margin order and the increased use of a West Coast public warehouse. Also, utilizing the SB&S distribution center created excess shipping capacity and as of January 2005, we closed this facility and began shipping the
SB&S orders from our distribution centers in Mississippi and Pennsylvania. We also decided in June 2005 to close the Pennsylvania distribution center. In
September 2005, we temporarily reopened the Pennsylvania facility to handle some of the backlog of orders caused by the hurricane in Mississippi. The increase in samples and design related costs was the result of the addition of the SB&S division and the new Maidenform line. The increase in outbound freight expense was due to the expediting of the large order discussed earlier. The increase in consulting fees was primarily due to termination of our prior Chairman's services in connection with our consulting agreement with him in the amount of
$450,000 and the addition of our consulting agreement with LLI, Inc. to provide the sales representation for us in Canada and supervise the operations of our office in Montreal. The increase in commissionable sales was the result of commissions paid on the SB&S division's sales and an increase in commissionable sales in the remaining business. The recovery of bad debts in the prior year resulted primarily from one customer in bankruptcy that resolved our claim more favorably than we had anticipated.

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

We provided for an income tax benefit of $1,954,000 for the year ended June 30,
2005, as compared to a provision for income taxes of $94,000 for the similar period in 2004. The tax benefit was the result of the loss in fiscal 2005.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of June 30, 2006 (in thousands):

                                                    Payments Due by Period
                                          ----------------------------------------
                                          Within                           After 5
Contractual Obligations          Total    1 Year   2-3 Years   4-5 Years    Years
-----------------------------   -------   ------   ---------   ---------   -------

Note Payable                    $ 4,955   $4,955     $   --      $   --      $--
Licensing Agreement                 265      170         95          --       --
Operating Leases                  5,982    1,290      2,611       2,081       --
Consulting Agreements               133      133         --          --       --
Employment Contracts                771      771         --          --       --
                                -------   ------     ------      ------      ---
Total Contractual Obligations   $12,106   $7,319     $2,706      $2,081      $--
                                =======   ======     ======      ======      ===

                                           Amount of Commitment Expiration Per Period
                                           ------------------------------------------
                                 Total
                                Amounts     Within                           After 5
Other Commercial Commitments   Committed    1 Year   2-3 Years   4-5 Years    Years
----------------------------   ---------    ------   ---------   ---------   -------

Letters of Credit               $ 7,507     $7,507      $--         $--        $--
                                -------     ------      ---         ---        ---
Total Commercial Commitments    $ 7,507     $7,507      $--         $--        $--
                                =======     ======      ===         ===        ===

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2006, working capital decreased by $1,741,000 to
$8,932,000, primarily due to unprofitable operations.

During the fiscal year ended June 30, 2006, cash increased by $25,000. We used cash of $315,000 for the purchase of fixed assets. The net proceeds from short-term borrowings of $161,000, the cash provided by operations of $157,000 and the effect of exchange rate changes on cash primarily funded these activities.

Receivables, net of allowances, at June 30, 2006 increased by $101,000 to
$6,074,000 from $5,973,000 at June 30, 2005.

Inventory at June 30, 2006 decreased by $2,749,000 to $8,981,000 from
$11,730,000 at June 30, 2005. The decrease was primarily in finished goods. This reduction was due to customer orders being scheduled to ship later in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006, resulting in finished goods arriving later, as well as better inventory management.

Effective June 30, 2006, we obtained a new revolving line of credit of up to
$30,000,000. The revolving line of credit expires June 30, 2008 and is sufficient for our projected needs for operating capital and letters of credit to fund the purchase of imported goods through June 30, 2008. Direct borrowings under this line bear interest at the prime rate less three quarters of one percent per annum. Availability under the line of credit is subject to our compliance with certain agreed upon financial formulas. We were in compliance with our current lender at June 30, 2006. This line of credit is secured by substantially all of our assets.

We believe the available borrowing under our secured revolving line of credit, along with anticipated operating cash flows, will be sufficient to cover our working capital requirements through June 30, 2008.

We anticipate that capital expenditures for fiscal 2007 will be less than
$700,000.

EFFECT OF NEW ACCOUNTING STANDARDS

In July 2006, the FASB issued SFAS Interpretation No. 48, "Accounting for
Uncertainty in Income Taxes - An Interpretation of SFAS No. 109" ("FIN 48"). FIN
48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. We first will be required to determine whether it is more likely than not that a tax position, if any, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the "more likely than not" recognition threshold will then be measured to determine the amount of benefit to recognize in the financial statements based upon the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that FIN 48 may have on our financial statements.

INFLATION

We do not believe that our operating results have been materially affected by inflation during the preceding three years. There can be no assurance, however, that our operating results will not be affected by inflation in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to changes in the prime rate based on the Federal Reserve actions and general market interest fluctuations. We believe that moderate interest rate increases will not have a material adverse impact on our results of operations or financial position in the foreseeable future. For the fiscal year ended June
30, 2006, borrowings peaked during the year at $12,613,000 and the average amount of borrowings was $7,272,000.

IMPORTS

Transactions with our foreign contractors and suppliers are subject to the risks of doing business abroad. Our import and offshore operations are subject to restraints imposed by agreements between the United States and certain foreign countries, primarily China, in which we do business. These agreements impose quotas on the amount and type of goods that can be imported into the United
States from these countries. Our imported products are also subject to United
States customs duties and, in the ordinary course of business, we are from time to time subject to claims by the United States Customs and Border Protection for
duties and other charges. The United States and other countries in which our products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust presently prevailing quotas, duty or tariff levels, which could adversely affect our operations and ability to continue to import products at current or increased levels. We cannot predict the likelihood or frequency of any of these events occurring.

ITEM 8. FINANCIAL STATEMENTS.

                                                                         PAGE
                                                                       -------
   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Report of Independent Registered Public Accounting Firm                23

   Consolidated Balance Sheets at June 30, 2006 and 2005                  24

   Consolidated Statements of Operations for the fiscal years ended
      June 30, 2006, 2005 and 2004                                        25

   Consolidated Statements of Shareholders' Equity for the fiscal
      years ended June 30, 2006, 2005 and 2004                            26

   Consolidated Statements of Cash Flows for the fiscal years ended
      June 30, 2006, 2005 and 2004                                     27 - 28

   Notes to Consolidated Financial Statements                          29 - 42

SCHEDULE

   For the fiscal years ended June 30, 2006, 2005 and 2004:

      II - Valuation and Qualifying Accounts                              43

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
   Movie Star, Inc.:

We have audited the accompanying consolidated balance sheets of Movie Star, Inc.
and subsidiary as of June 30, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2) for each of the three years in the period ended June 30, 2006. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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
and subsidiary as of June 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Mahoney Cohen & Company, CPA, P.C.

New York, New York
August 24, 2006

MOVIE STAR, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND 2005
(IN THOUSANDS, EXCEPT SHARE INFORMATION)
--------------------------------------------------------------------------------

                                                                            2006      2005
                                                                          -------   -------

ASSETS

CURRENT ASSETS:
   Cash                                                                   $   203   $   178
   Receivables, net                                                         6,074     5,973
   Inventory                                                                8,981    11,730
   Deferred income taxes                                                    1,914     2,260
   Prepaid expenses and other current assets                                  801       372
                                                                          -------   -------
      Total current assets                                                 17,973    20,513

PROPERTY, PLANT AND EQUIPMENT - Net                                           838       755
DEFERRED INCOME TAXES                                                       3,296     2,473
GOODWILL                                                                      537       537
ASSETS HELD FOR SALE                                                          174       174
OTHER ASSETS                                                                  403       455
                                                                          -------   -------
TOTAL ASSETS                                                              $23,221   $24,907
                                                                          =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable                                                           $ 4,955   $ 4,794
   Accounts payable                                                         3,273     3,579
   Accrued expenses and other current liabilities                             813     1,467
                                                                          -------   -------
      Total current liabilities                                             9,041     9,840
                                                                          -------   -------
DEFERRED LEASE LIABILITY                                                      339       315
                                                                          -------   -------
OTHER LONG-TERM LIABILITY                                                      59        75
                                                                          -------   -------
COMMITMENTS AND CONTINGENCIES                                                  --        --

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value - authorized, 30,000,000 shares;
      issued 17,755,000 shares in 2006 and 17,657,000 shares in 2005          178       177
   Additional paid-in capital                                               4,834     4,747
   Retained earnings                                                       12,361    13,361
   Accumulated other comprehensive income                                      27        10
   Less treasury stock, at cost - 2,017,000 shares                         (3,618)   (3,618)
                                                                          -------   -------
      Total shareholders' equity                                           13,782    14,677
                                                                          -------   -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $23,221   $24,907
                                                                          =======   =======

See notes to consolidated financial statements.

MOVIE STAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                           2006      2005      2004
                                                         -------   -------   -------

Net sales                                                $51,639   $58,533   $53,691
Cost of sales                                             37,528    44,304    37,581
                                                         -------   -------   -------
   Gross profit                                           14,111    14,229    16,110

Selling, general and administrative expenses              16,556    19,024    15,824
Insurance recovery                                        (1,450)       --        --
                                                         -------   -------   -------
   (Loss) income from operations                            (995)   (4,795)      286

Interest income                                               (3)       (1)      (12)
Interest expense                                             476       282        76
                                                         -------   -------   -------
   (Loss) income before income tax (benefit) provision    (1,468)   (5,076)      222
Income tax (benefit) provision                              (468)   (1,954)       94
                                                         -------   -------   -------
Net (loss) income                                        $(1,000)  $(3,122)  $   128
                                                         =======   =======   =======
BASIC NET (LOSS) INCOME PER SHARE                        $  (.06)  $  (.20)  $   .01
                                                         =======   =======   =======
DILUTED NET (LOSS) INCOME PER SHARE                      $  (.06)  $  (.20)  $   .01
                                                         =======   =======   =======
Basic weighted average number of shares outstanding       15,700    15,625    15,574
                                                         =======   =======   =======
Diluted weighted average number of shares outstanding     15,700    15,625    16,199
                                                         =======   =======   =======

See notes to consolidated financial statements.

MOVIE STAR, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                        ACCUMULATED
                                                  COMMON STOCK   ADDITIONAL                OTHER       TREASURY STOCK
                                                 --------------    PAID-IN   RETAINED  COMPREHENSIVE  ---------------
                                                 SHARES  AMOUNT    CAPITAL   EARNINGS      INCOME     SHARES   AMOUNT   TOTAL
                                                 ------  ------  ----------  --------  -------------  ------  -------  -------

BALANCE, JUNE 30, 2003                           17,412   $174     $4,353     $16,355       $--        2,017  $(3,618) $17,264
   Net income                                        --     --         --         128        --           --       --      128
   Exercise of stock options                        205      2        131          --        --           --       --      133
   Tax benefit from exercise of
      Stock options                                  --     --        222          --        --           --       --      222
                                                 ------   ----     ------     -------       ---        -----  -------  -------
BALANCE, JUNE 30, 2004                           17,617    176      4,706      16,483                  2,017   (3,618)  17,747
   Net loss                                          --     --         --      (3,122)                    --       --   (3,122)
   Cumulative translation adjustment                 --     --         --          --        10           --       --       10
                                                                                                                       -------
      Comprehensive loss                                                                                                (3,112)
   Exercise of stock options                         20     --         22          --        --           --       --       22
   Issuance of common stock for directors' fees      20      1         19          --        --           --       --       20
                                                 ------   ----     ------     -------       ---        -----   ------- -------
BALANCE, JUNE 30, 2005                           17,657    177      4,747      13,361        10        2,017   (3,618)  14,677
   Net loss                                          --     --         --      (1,000)                    --       --   (1,000)
   Cumulative translation adjustment                 --     --         --          --        17           --       --       17
                                                                                                                       -------
      Comprehensive loss                                                                                                  (983)
   Stock compensation expense                        --     --         19          --        --           --       --       19
   Issuance of common stock for directors' fees      98      1         68          --        --           --       --       69
                                                 ------   ----     ------     -------       ---        -----  -------  -------
BALANCE, JUNE 30, 2006                           17,755   $178     $4,834     $12,361       $27        2,017  $(3,618) $13,782
                                                 ======   ====     ======     =======       ===        =====  =======  =======

See notes to consolidated financial statements.

MOVIE STAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2006, 2005, AND 2004
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                 2006     2005      2004
                                                                                -----   -------   -------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                          $(1,000)  $(3,122)  $   128
   Adjustments to reconcile net (loss) income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                               316       406       410
      Provision for sales allowances and doubtful accounts                        480      (539)      316
      Stock compensation expense                                                   19        --        --
      Deferred income taxes                                                      (477)   (2,014)       64
      Deferred lease liability                                                     24        32        59
      Issuance of common stock for directors' fees                                 69        20        --
   (Increase) decrease in operating assets, net of acquisition of business:
      Receivables                                                                (576)    2,154     1,099
      Inventory                                                                 2,749    (2,919)    4,454
      Prepaid expenses and other current assets                                  (430)      218      (223)
      Other assets                                                                (31)      (91)      (71)
   (Decrease) increase in operating liabilities:
      Accounts payable                                                           (307)    1,637      (951)
      Accrued expenses and other liabilities                                     (679)      740      (597)
                                                                              -------   -------   -------
         Net cash provided by (used in) operating activities                      157    (3,478)    4,688
                                                                              -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                    (315)     (225)     (209)
   Acquisition of Sidney Bernstein & Son business                                  --    (3,456)       --
                                                                              -------   -------   -------
         Net cash used in investing activities                                   (315)   (3,681)     (209)
                                                                              -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of capital lease obligations                                         --        --       (27)
   Net proceeds from (repayments of) revolving line of credit                  (4,794)    4,794    (2,277)
   Proceeds from new revolving line of credit                                   4,955        --        --
   Proceeds from exercise of employee stock options                                --        22       133
                                                                              -------   -------   -------
         Net cash provided by (used in) financing activities                      161     4,816    (2,171)
                                                                              -------   -------   -------
Effect of exchange rate changes on cash                                            22        (6)       --
                                                                              -------   -------   -------
NET INCREASE (DECREASE) IN CASH                                                    25    (2,349)    2,308
CASH, BEGINNING OF YEAR                                                           178     2,527       219
                                                                              -------   -------   -------
CASH, END OF YEAR                                                             $   203   $   178   $ 2,527
                                                                              =======   =======   =======

                                                                     (Continued)

MOVIE STAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2006, 2005, AND 2004
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                         2006   2005   2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW                    ----   ----   ----
   INFORMATION:
   Cash paid during year for:
      Interest                                           $475   $282   $ 76
                                                         ====   ====   ====
      Income taxes                                       $ 37   $ 60   $343
                                                         ====   ====   ====
SUPPLEMENTAL DISCLOSURES OF NONCASH
   FINANCING ACTIVITIES:
   Tax benefit from exercise of employee stock options   $ --   $ --   $222
                                                         ====   ====   ====

                                                                     (Concluded)

See notes to consolidated financial statements.

MOVIE STAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business - Movie Star, Inc. (the "Company") is a New York corporation organized in 1935, which designs, manufactures (through independent contractors), imports, markets and distributes an extensive line of ladies'
     sleepwear, robes, leisurewear, loungewear, panties and daywear.

     The Company's wholly-owned subsidiary, Cinejour Lingerie Inc., is a
     Canadian corporation formed in May 2004 to market and sell the Company's products throughout Canada. The Company has an agreement with an independent representative to provide sales representation for the Company in Canada and to supervise the operations of its office in Canada.

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

     Allowances for Doubtful Accounts/Sales Discounts - The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company also estimates allowances for customer discounts and incentive offerings. If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental allowance at the time the incentive is offered.

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
     The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets,"
     whereby goodwill is not amortized and the Company conducts impairment testing in the fourth quarter of each fiscal year, or sooner if events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. No amortization or impairment charges relating to goodwill have been recorded for the fiscal years ended June 30, 2006 and 2005. Intangible assets at June 30, 2006 and
     2005 consist of a covenant not to compete of $21,000 and $31,000, respectively, which is included in "Other assets" and is being amortized by the straight-line method over the contract life. Amortization is expected to be $10,000 in each of the next two years.

     Deferred Rent - The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the non-cancelable lease term.

     Stock Options - Previously, pursuant to Accounting Principles Board Opinion
     No. 25, "Accounting for Stock Issued to Employees," the Company accounted for stock-based employee compensation arrangements using the intrinsic value method. Accordingly, no compensation expense was recorded in the financial statements with respect to option grants, since the options were granted at/or above market value.

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

     Had the Company elected to recognize compensation expense for stock-based compensation using the fair value method, net (loss) income, basic and diluted net (loss) income per share would have been as follows:

                                                               YEARS ENDED JUNE 30,
                                                             ------------------------
                                                               2006      2005    2004
                                                             -------   -------   ----

Net (loss) income, as reported                               $(1,000)  $(3,122)  $128
Add stock-based employee compensation expense,
   included in reported net (loss) income, net of taxes           11        --     --
Deduct stock-based employee compensation expense
   determined under fair value based method, net of taxes        (11)      (30)   (15)
                                                             -------   -------   ----
Pro forma net (loss) income                                  $(1,000)  $(3,152)  $113
                                                             =======   =======   ====
Basic and diluted net (loss) income per share, as reported   $  (.06)  $  (.20)  $.01
                                                             =======   =======   ====
Pro forma basic and diluted net (loss) income per share      $  (.06)  $  (.20)  $.01
                                                             =======   =======   ====

     The fair value of option grants were calculated with the following weighted-average assumptions:

                                      2006       2005
                                    -------   ----------
          Risk-free interest rate    4.56%    3.5% - 4.0%
          Expected life             7 years     7 years
          Expected volatility         54%      36% - 63%
          Expected dividends          None       None

     No options were granted in 2004.

     The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

     Revenue Recognition - Revenue is recognized upon shipment. Although sales are made without the right of return, in certain instances, the Company may accept returns or agree to allowances. Sales returns, discounts and allowances are recorded as a component of net sales in the period in which the related sales are recognized. The customer takes title and assumes the risks and rewards of ownership of the products when the merchandise leaves the Company's warehouse. The Company expenses the costs of advertising to customers under cooperative advertising as a reduction of revenue, which is a component of net sales. Cooperative advertising amounted to $232,000,
     $236,000 and $160,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

     Cost of Sales and Selling Costs - Cost of sales includes the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in, inspection costs, labor associated with quality repairs, internal transfer costs, purchasing and receiving costs, and travel and entertainment related to product sourcing.

     Selling costs include the costs of selling the merchandise, including preparing the merchandise for sale, picking and packing costs, and shipping and handling costs, such as warehousing, freight-out and other direct costs to deliver inventory to customers. Shipping and handling costs aggregated approximately $2,278,000 in 2006, $2,808,000 in 2005 and $1,869,000 in
     2004. In addition, selling costs include the costs for apparel design and development activities, including sample designs and patterns. The Company expenses these costs as incurred. Selling costs are a component of selling, general and administrative expenses.

     Deferred tax valuation allowance - In assessing the need for a deferred tax valuation allowance, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Since the Company was able to determine that it should be able to realize its deferred tax assets in the future, a deferred tax valuation allowance was not deemed necessary.
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

     Segment Reporting - The Company operates in one segment.

     EFFECT OF NEW ACCOUNTING STANDARDS

     In July 2006, the FASB issued SFAS Interpretation No. 48, "Accounting for
     Uncertainty in Income Taxes - An Interpretation of SFAS No. 109" ("FIN
     48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The Company first will be required to determine whether it is more likely than not that a tax position, if any, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the "more likely than not" recognition threshold will then be measured to determine the amount of benefit to recognize in the financial statements based upon the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that FIN 48 may have on its financial statements.

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

3.   INVENTORY

     Inventory consists of the following:

                                                                    JUNE 30,
                                                                ----------------
                                                                 2006      2005
                                                                ------   -------
                                                                 (IN THOUSANDS)
     Raw materials                                              $1,279   $ 1,574
     Work-in process                                               281       382
     Finished goods                                              7,421     9,774
                                                                ------   -------
                                                                $8.981   $11,730
                                                                ======   =======

4.   RECEIVABLES

     Receivables consist of the following:

                                                                  JUNE 30,
                                                              ----------------
                                                               2006      2005
                                                              ------   -------
                                                               (IN THOUSANDS)
     Trade                                                    $7,017   $ 7,086
     Other                                                         7        41
                                                              ------   -------
                                                               7,024     7,127
     Less allowance for doubtful accounts and sales
        discounts                                               (950)   (1,154)
                                                              ------   -------
                                                              $6,074   $ 5,973
                                                              ======   =======

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                                   JUNE 30,
                                                              -----------------
                                                                2006      2005
                                                              -------   -------
                                                                (IN THOUSANDS)
     Land, buildings and improvements                         $ 1,212   $   989
     Machinery and equipment                                      573       566
     Office furniture and equipment                             1,182     1,188
     Leasehold improvements                                       279       277
                                                              -------   -------
                                                                3,246     3,020
     Less accumulated depreciation and amortization            (2,408)   (2,265)
                                                              -------   -------
                                                              $   838   $   755
                                                              =======   =======

     During fiscal year ended June 30, 2005, the Company reclassified the land and building, with a net carrying value of $174,000, at its Petersburg,
     Pennsylvania facility to "Assets held for sale." See Note 15.

     Depreciation expense of $232,000, $321,000 and $340,000 was recorded in fiscal 2006, 2005 and 2004, respectively.

6.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:

                                                                     JUNE 30,
                                                                  --------------
                                                                   2006    2005
                                                                  -----   -----
                                                                  (IN THOUSANDS)
     Insurance                                                     $133   $  129
     Salary, commissions and employee benefits                      240      559
     Consulting fees                                                113      450
     Other                                                          327      329
                                                                   ----   ------
                                                                   $813   $1,467
                                                                   ====   ======

7.   NOTE PAYABLE

     The Company had a line of credit with an international bank, effective July
     1, 2004, which matured on June 30, 2006 (see below). Under this line of credit, the Company could borrow in the aggregate, revolving loans and letters of credit, up to $20,000,000. Availability under this line of credit was subject to the Company's compliance with certain financial formulas as outlined in the agreement. Pursuant to the terms of this line of credit, the Company had pledged substantially all of its assets.
     Interest on outstanding borrowings was payable at a variable rate per annum equal to the prime rate less 0.75 percent.

     For the fiscal year ended June 30, 2006, under the credit agreement, the borrowings peaked at $12,613,000 and the average amount of borrowings was
     $7,272,000, with the weighted average interest rate of 6.29%. For the fiscal year ended June 30, 2005, under the credit agreement, the borrowings peaked at $13,410,000 and the average amount of borrowings was $6,335,000, with the weighted average interest rate of 4.40%.

     At June 30, 2006, the Company had no borrowings outstanding under this line of credit (see below) and had approximately $7,507,000 of outstanding letters of credit.

     At June 30, 2005, the Company had borrowings of $4,794,000 outstanding under this line of credit and also had approximately $5,985,000 of outstanding letters of credit.

     Effective June 30, 2006, the Company secured a new line of credit with another financial institution. This line of credit matures on June 30, 2008 and is subject to annual renewals thereafter. Under this line of credit, the Company may borrow in the aggregate, revolving loans and letters of credit, up to $30,000,000. Availability under this line of credit is subject to the Company's compliance with certain financial formulas as outlined in the agreement. Pursuant to the terms of this line of credit, the Company pledged substantially all of its assets. Interest on outstanding borrowings is payable at a variable rate per annum equal to
     JPMorgan Chase Bank's prime rate less 0.75 percent (7.5 percent as of June
     30, 2006).

     At June 30, 2006, the Company had outstanding borrowings of $4,955,000 under the facility and had no outstanding letters of credit; however the new financial institution has agreed to indemnify all of the outstanding letters of letter under the old credit facility (see above).

     The Company believes that the available borrowing under this agreement, along with anticipated operating cash flows, will be sufficient to cover its working capital requirements through June 30, 2008.

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

     Note Payable and Other Long-term Liabilities - The fair value of these liabilities are estimated based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. The carrying value approximates the fair value.

     The fair value estimates are based on pertinent information available to management as of June 30, 2006 and 2005. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

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

                                                                     JUNE 30,
                                                                 ---------------
                                                                  2006     2005
                                                                 ------   ------
                                                                  (IN THOUSANDS)
     Deferred tax liabilities:
        Differences between book and tax basis of goodwill       $   27   $   13
                                                                 ------   ------
     Deferred tax assets:
        Difference between book and tax basis of inventory          635      691
        Reserves not currently deductible                           607      834
        Operating loss carry forwards                             3,711    2,931
        Other                                                       284      290
                                                                 ------   ------
                                                                  5,237    4,746
                                                                 ------   ------
     Net deferred tax asset                                      $5,210   $4,733
                                                                 ======   ======

     The (benefit from) provision for income taxes is comprised as follows:

                                                           YEARS ENDED JUNE 30,
                                                         ----------------------
                                                          2006     2005    2004
                                                         -----   -------   ----
                                                             (IN THOUSANDS)
     Current:
        Federal                                          $  --   $    10   $(12)
        State and local                                      9        50     42
                                                         -----   -------   ----
                                                             9        60     30
                                                         -----   -------   ----
     Deferred
        Federal                                           (406)   (1,712)    54
        State and local                                    (71)     (302)    10
                                                         -----   -------   ----
                                                          (477)   (2,014)    64
                                                         -----   -------   ----
                                                         $(468)  $(1,954)  $ 94
                                                         =====   =======   ====

     Reconciliation of the U.S. statutory rate with the Company's effective tax rate (benefit) is summarized as follows:

                                                            YEARS ENDED JUNE 30,
                                                           ---------------------
                                                            2006     2005    2004
                                                           -----    -----    ----
                                                               (IN THOUSANDS)

     Federal statutory rate (benefit)                      (34.0)%  (34.0)%  34.0%
     Increase (decrease) in tax resulting from:
        State income taxes (net of federal tax benefits)    (2.5)    (3.3)   17.6
        Foreign losses not subject to tax benefit            3.5       --      --
        Other                                                1.1     (1.2)   (9.3)
                                                           -----    -----    ----
     Effective rate                                        (31.9)%  (38.5)%  42.3%
                                                           =====    =====    ====

     As of June 30, 2006, the Company has net operating loss carryforwards of approximately $9,277,000 for federal income tax purposes that expire between the years 2011 and 2026 and credit carryforwards of approximately
     $211,000.

10.  COMMITMENTS AND CONTINGENCIES

     Operating Leases --The Company has operating leases expiring in various years through fiscal 2011.

     Future minimum payments under these leases at June 30, 2006 are as follows
     (in thousands):

     FISCAL YEAR   AMOUNT
     -----------   ------
         2007      $1,290
         2008       1,298
         2009       1,313
         2010       1,346
         2011         735
                   ------
                   $5,982
                   ======

     Rental expense for 2006, 2005 and 2004 was approximately $1,297,000,
     $1,313,000 and $1,255,000, respectively.

     Employment Agreement - In January 2003, the Company and Mr. Knigin, the
     Company's CEO and President, agreed to an extension of Mr. Knigin's employment agreement, which was to expire on June 30, 2004. Under the terms of the extended agreement, Mr. Knigin is to receive total base compensation of $2,625,000 over the five-year term of the agreement, effective as of
     July 1, 2002 and continuing through June 30, 2007. As of June 30, 2006, the remaining financial liability of this agreement is $575,000. Mr. Knigin is also entitled to receive an annual bonus under the Company's discretionary
     1998 Senior Executive Incentive Plan of not less than 3% of the Company's pre-tax income from $1,200,000 to $3,200,000 and an additional award in an amount of not less than 3.75% of pre-tax income in excess of $3,200,000.
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

     On January 28, 2003, Mr. Knigin voluntarily surrendered and forfeited his options to purchase 1,000,000 shares of the Company's common stock, par value $.01, and relinquished any further rights he may have had under the existing option agreements, which have now been terminated.

     On February 10, 2004, Mark M. David, the Company's then Chairman, and members of his family entered into an agreement to sell all of their shares of common stock of the Company, an aggregate of 3,532,644 shares, or approximately 22.7% of the total shares outstanding, to TTG Apparel, LLC, for a purchase price of $1.70 per share. At the request of the purchaser, the purchase of the shares was approved by the Company's Board of
     Directors. Upon the closing of the transaction, Mark M. David and Gary W.
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

     Consulting Agreements - As of January 1, 2003, the Company and Mark M.
     David, the Company's then Chairman of the Board, renegotiated Mr. David's consulting agreement with the Company that

     was to expire on June 30, 2004. The new agreement was with Mr. David's consulting firm. Under the terms of the new agreement, Mr. David's consulting firm was to provide the consulting services of Mr. David and was to receive annual consulting fees of $225,000 through June 30, 2007. As of
     June 30, 2005, the services of Mr. David were terminated. As of June 30,
     2006, the remaining liability under the agreement is $113,000 which is included in "Accrued expenses and other current liabilities."

     As of May 3, 2004, the Company and LLI Inc. ("LLI"), a corporation organized under the law of the Province of Quebec, Canada, entered into a consulting agreement whereby LLI is to provide the sales representation for the Company in Canada and supervise the operations of the Company's office in Montreal. The agreement expires on August 31, 2006. LLI is to receive annual consulting fees of $125,000 through August 31, 2006, plus additional consulting fees for sales in excess of targets, as defined in the agreement. As of September 1, 2006, the agreement is on an "at will" basis, whereby the agreement can be terminated upon thirty days written notice.

     Licensing Agreement - In February 2004, the Company entered into a licensing agreement with Maidenform Inc. Pursuant to the agreement, the
     Company is obligated to pay licensing fees, based upon a percentage of net sales, subject to an annual minimum guaranteed royalty. Future minimum guaranteed royalty payments under the non-cancelable agreement as of June
     30, 2006 are as follows (in thousands):

     FISCAL YEAR   AMOUNT
     -----------   ------
        2007        $170
        2008          95
                    ----
                    $265
                    ====

     Guarantees - The Company has not provided any financial guarantees as of
     June 30, 2006.

11.  RELATED PARTY

     Upon the retirement of its then Chief Executive Officer, Mark M. David, in
     July 1999, the Company entered into an agreement, expiring in October 2011, to provide for future medical benefits. As of June 30, 2006 and 2005, the current portion, included in "Accrued expenses and other current liabilities," amounted to $15,000 and $14,000, respectively and the long-term portion, classified as "Other long-term liability," amounted to
     $59,000 and $75,000, respectively.

12.  CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

     Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company's customers, of which 96% are located throughout the United States, are not concentrated in any specific geographic region, but are concentrated in the retail industry. One customer accounted for
     25%, 20%, and 38% of the Company's net sales in fiscal 2006, 2005, and
     2004, respectively. Another customer accounted for 0%, 15% and 3% of the
     Company's net sales in fiscal 2006, 2005 and 2004, respectively, while another customer accounted for 3%, 6% and 10% of the Company's net sales in fiscal 2006, 2005 and 2004, respectively. The Company performs ongoing credit evaluations of its customers' financial condition. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

13.  STOCK PLANS, OPTIONS AND WARRANT

     Stock Options - On December 8, 1994, the Company's shareholders approved a new Incentive Stock Option Plan (the "1994 ISOP") to replace the 1983 ISOP.
     Options granted, pursuant to the plan, are not subject to a uniform vesting schedule. The plan permitted the issuance of options to employees to purchase common stock of the Company at a price not less than fair market value on the date of the option grant. The plan reserved 2,000,000 shares of common stock for grant and provides that the term of each award be determined by the Compensation Committee with all awards made within the ten-year period following the effective date. Options to purchase 620,000 shares at an exercise price ranging from $.625 to $.875 per share are outstanding and exercisable as of June 30, 2006. Options to purchase
     555,000 shares have been exercised under this plan through June 30, 2006.
     Effective July 15, 2004, options can no longer be granted under the 1994
     ISOP.

     On February 21, 2000, the Committee adopted a new Performance Equity Plan
     (including a new Incentive Stock Option Plan) (the "2000 Plan") and on
     November 28, 2000, the Company's shareholders approved the plan. The 2000
     Plan authorizes the Company to grant qualified and non-qualified options to participants for the purchase of up to an additional 750,000 shares of the
     Company's common stock and to grant other stock-based awards to eligible employees of the Company. Options to purchase 378,000 shares at an exercise price ranging from $.625 to $1.36 per share are outstanding at June 30,
     2006. Of the total options granted, 338,000 are presently exercisable.

     The Company also has the 1988 Non-Qualified Stock Option Plan covering the issuance of up to 1,666,666 shares of the Company's common stock to key employees of the Company. Options to purchase 200,000 shares at an exercise price ranging from $.625 to $1.45 per share are outstanding at June 30,
     2006. Of the total options granted, 100,000 are presently exercisable.

     The options typically vest over five years.

     Information with respect to stock options is as follows (shares in thousands):

                                                 2006                 2005                 2004
                                          ------------------   ------------------   ------------------
                                                   WEIGHTED-            WEIGHTED-            WEIGHTED-
                                                    AVERAGE              AVERAGE              AVERAGE
                                                    EXERCISE             EXERCISE             EXERCISE
                FIXED OPTIONS             SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
     ----------------------------------   ------   ---------   ------   ---------   ------   ---------

     Outstanding - beginning of year       1,158      $.81      1,005     $ .71      1,210      $.70
     Granted                                  40       .63        248      1.42         --        --
     Exercised                                --        --        (20)     1.13       (205)      .65
     Canceled                                 --        --        (75)     1.40         --        --
                                           -----      ----      -----     -----      -----      ----
     Outstanding - end of year             1,198      $.80      1,158     $ .81      1,005      $.71
                                           =====      ====      =====     =====      =====      ====
     Exercisable - end of year             1,058      $.75      1,023     $ .73        945      $.71
                                           =====      ====      =====     =====      =====      ====
     Weighted-average fair value of
        options granted during the year               $.38                $ .73                 $ --
                                                      ====                =====                 ====

                         OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
--------------------------------------------------------------------   -------------------------------
                                   WEIGHTED-AVERAGE
                      NUMBER           REMAINING         WEIGHTED-                         WEIGHTED-
    RANGE OF      OUTSTANDING AT      CONTRACTUAL         AVERAGE      EXERCISABLE AT       AVERAGE
EXERCISE PRICES    JUNE 30, 2006      LIFE IN YRS     EXERCISE PRICE    JUNE 30, 2006   EXERCISE PRICE
---------------   --------------   ----------------   --------------   --------------   --------------

$.625 - $.6875          825              2.02              $ .63              785            $ .63
$.875 - $1.45           373              5.83               1.18              273             1.08
                      -----              ----              -----            -----            -----
                      1,198              3.21              $ .80            1,058            $ .75
                      =====              ====              =====            =====            =====

     The total intrinsic value of options exercised during the years ended June
     30, 2005, and 2004, was $6,000, and $275,000, respectively. There were no options exercised during the year ended June 30, 2006. The total fair value of shares vested during the years ended June 30, 2006, 2005, and 2004, was
     $20,000, $51,000, and $25,000, respectively. The aggregate intrinsic value of options outstanding and options currently exercisable at June 30, 2006 was $105,000 and $100,000, respectively.

     A summary of the status of the Company's non-vested shares as of June 30,
     2006, and changes during the year ended June 30, 2006, is presented below:

                                                            WEIGHTED-
                                            SHARES        AVERAGE GRANT
          NON-VESTED SHARES:            (IN THOUSANDS)   DATE FAIR VALUE
          ---------------------------   --------------   ---------------
          Non-vested at  July 1, 2005         135              $.64
          Granted                              40               .38
          Vested                              (35)              .58
                                              ---              ----
          Non-vested at June 30, 2006         140              $.58
                                              ===              ====

     All stock options are granted at fair market value of the Common Stock at grant date. As of June 30, 2006, there was $71,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.7 years.

     Warrant - In October 1998, in connection with an agreement with a financial consulting firm, the Company issued a warrant to purchase 50,000 shares of its common stock at $.4375 per share to the consultants. The warrant is exercisable at any time within ninety days following written notice from the Company of the Company's intention to file a Registration Statement other than on Form S-4 and S-8, under the Securities Act of 1933, as amended.

     In 1983, the Company adopted an Employee Stock Ownership and Capital
     Accumulation Plan (the "Plan"). The Plan covers the Company's employees who meet the minimum credited service requirements of the Plan. The Plan is funded solely from employer contributions and income from investments. The
     Company has made no contributions to the Plan since July 1996 and at that time all employees became 100% vested in their shares. Upon an employee's termination, or in certain other limited circumstances, the employee's shares are distributed to the employee according to his or her direction and the applicable Plan rules. As of June 30, 2006 and 2005, the Plan owned
     332,569 and 439,336 shares of common stock of the Company, respectively.
     The amount of shares eligible for distribution at June 30, 2006 and 2005 were 161,175 and 187,607, respectively.

14.  NET (LOSS) INCOME PER SHARE

     The Company's calculation of basic and diluted net (loss) income per share are as follows (in thousands, except per share amounts):

                                                                 YEARS ENDED JUNE 30,
                                                           --------------------------------
                                                              2006       2005       2004
                                                           ---------   --------   ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE)

BASIC:
   Net (loss) income                                        $(1,000)    $(3,122)   $   128
                                                            =======     =======    =======
   Weighted average number of shares outstanding             15,700      15,625     15,574
                                                            =======     =======    =======
   Basic net (loss) income per share                        $  (.06)      $(.20)   $   .01
                                                            =======     =======    =======
DILUTED:
   Net (loss) income                                        $(1,000)    $(3,122)   $   128
                                                            =======     =======    =======
   Weighted average number of shares outstanding             15,700      15,625     15,574
   Shares issuable upon conversion of stock options              --          --        588
   Shares issuable upon conversion of warrants                   --          --         37
                                                            -------     -------    -------
   Total average number of equivalent shares outstanding     15,700      15,625     16,199
                                                            =======     =======    =======
   Diluted net (loss) income per share                      $  (.06)    $  (.20)   $   .01
                                                            =======     =======    =======

     For the year ended June 30, 2006, shares issuable upon conversion of stock options and warrants of 93,000 and 19,000, respectively and for the year ended June 30, 2005, shares issuable upon conversion of stock options and warrants of 388,000 and 31,000, respectively, were excluded from diluted net loss per share because their effect would be anti-dilutive.

15.  CLOSING OF DISTRIBUTION FACILITY

     During the fiscal year ended June 30, 2005, the Company recorded facility closing costs of $108,000, which includes severance and related salary and benefit costs of $58,000, relating to a plan to close the distribution facility in Petersburg, Pennsylvania. The action was taken by the Company to enhance the Company's competitiveness, to reduce expenses and to improve efficiencies. During fiscal 2005, the Company reclassified certain property and equipment at its Petersburg, Pennsylvania facility to assets held for sale, as the Company expects to sell this facility and is currently under contract to be sold for $670,000. In connection with the Company's plan of disposal, management estimates that they will not incur a loss in liquidating these assets. As of June 30, 2006, the remaining accrued closing costs of $34,000 were written off. As a result of Hurricane
     Katrina, the Petersburg distribution facility was reopened on a temporary basis in fiscal 2006 until December 31, 2005.

16.  INSURANCE RECOVERY

     During fiscal 2006, the Company recorded an insurance recovery of
     $1,450,000, net of expenses, for damages incurred to its Poplarville,
     Mississippi distribution facility by Hurricane Katrina.

17.  UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

                                                                 QUARTER
                                                  -------------------------------------
                                                   FIRST     SECOND    THIRD     FOURTH
                                                  -------   -------   -------   -------
                                                     (IN THOUSANDS, EXCEPT PER SHARE)

     FISCAL YEAR ENDED JUNE 30, 2006
        Net sales                                 $13,637   $17,867   $11,940   $ 8,195
        Gross profit                                3,713     5,281     3,251     1,866
        Net (loss) income                            (371)      610       276    (1,515)
        Basic net (loss) income per share (a)        (.02)      .04       .02      (.10)
        Diluted net (loss) income per share (a)      (.02)      .04       .02      (.10)
     FISCAL YEAR ENDED JUNE 30, 2005
        Net sales                                 $12,830   $22,990   $14,659   $ 8,054
        Gross profit                                3,830     5,030     3,473     1,896
        Net loss                                     (230)      (75)     (761)   (2,056)
        Basic net loss per share (a)                 (.01)       --      (.05)     (.13)
        Diluted net loss per share (a)               (.01)       --      (.05)     (.13)

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

MOVIE STAR, INC.
VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                             ADDITIONS
                                               BALANCE AT   CHARGED TO                  BALANCE AT
                                                BEGINNING    COSTS AND                    END OF
                 DESCRIPTION                    OF PERIOD    EXPENSES     DEDUCTIONS      PERIOD
--------------------------------------------   ----------   ----------   ------------   ----------

FISCAL YEAR ENDED JUNE 30, 2006:
Allowance for doubtful accounts                  $   12       $   --       $     5(b)     $   17
Allowance for sales discounts and allowances      1,142        3,717        (3,926)          933
                                                 ------       ------       -------        ------
                                                 $1,154       $3,717       $(3,921)       $  950
                                                 ======       ======       =======        ======
FISCAL YEAR ENDED JUNE 30, 2005:
Allowance for doubtful accounts                  $   --       $   --       $    12(b)     $   12
Allowance for sales discounts and allowances      1,705        4,774        (5,337)        1,142
                                                 ------       ------       -------        ------
                                                 $1,705       $4,774       $(5,325)       $1,154
                                                 ======       ======       =======        ======
FISCAL YEAR ENDED JUNE 30, 2004:
Allowance for doubtful accounts                  $  339       $   --       $   (91)(a)
                                                                              (248)(b)    $   --
Allowance for sales discounts and allowances      1,051        5,759        (5,105)        1,705
                                                 ------       ------       -------        ------
                                                 $1,390       $5,759       $(5,444)       $1,705
                                                 ======       ======       =======        ======

(a)  Uncollectible accounts written off.

(b)  Increase (reduction) in allowance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2006 was made under the supervision and with the participation of our management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of
1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTOR SINCE               NAME              AGE                               POSITION
--------------   ---------------------------   ---   ----------------------------------------------------------------

     1997        Melvyn Knigin                  63   Chairman of the Board, President and Chief Executive Officer
     1983        Saul Pomerantz                 57   Executive Vice President, Chief Operating Officer, Secretary and
                                                     Director
     2004        Thomas Rende                   45   Chief Financial Officer and Director
     1996        Joel M. Simon(1)(2)            61   Director
     2001        Michael A. Salberg(1)(2)(3)    54   Director
     2004        Peter Cole(2)(3)               57   Director
     2004        John L. Eisel(1)(3)            57   Director

----------
(1)  Member of the Audit Committee

(2)  Member of the Compensation Committee

(3)  Member of the Nominating Committee

Melvyn Knigin has served as our President since September 1997 and Chief
Executive Officer since February 1999. He has been a member of the Board of
Directors since February 1997. From February 2004 to December 2004, he served as interim Chairman of the Board of Directors and has served as Chairman of the
Board since December 2004. From February 1997 to September 1997, Mr. Knigin
served as Senior Vice President and Chief Operating Officer. Since joining Movie
Star in 1987 and until February 1997, he was the President of Cinema Etoile, our
upscale intimate apparel division. Prior to joining Movie Star, he had spent most of his career in the intimate apparel industry.

Saul Pomerantz, CPA has served as our Chief Operating Officer since February
1999, as an Executive Vice President since September 1997 and as a member of the
Board of Directors since 1983. From December 1987 to September 1997, he served as our Senior Vice President. From 1981 to December 1987, he was Vice
President-Finance. He was Chief Financial Officer from 1982 to February 1999 and has been Secretary since 1983.

Thomas Rende has served as our Chief Financial Officer since February 1999 and as a member of the Board of Directors since April 2004. Since joining Movie Star in 1989, Mr. Rende has held various positions within the finance department.

Joel M. Simon has been a member of the Board of Directors since 1996. Since July
2000, Mr. Simon has been a principal of XRoads Solutions Group, LLC, a financial consulting and advisory firm. Mr. Simon was the President and Chief Executive
Officer of Starrett Corporation, a real estate construction, development and management company from March 1998 to December 1998. Prior to that, Mr. Simon was a private investor from 1996 to 1998, Executive Vice President and Chief
Operating Officer of Olympia & York Companies (U.S.A.) from 1984 through 1996, and a practicing CPA from 1967 through 1983. Mr. Simon serves as a director and member of the Audit Committee of Avatar Holdings, Inc., a residential real estate company. Mr. Simon has a Bachelor of Science degree in Accounting from
Queens College of the City University of New York.

Michael A. Salberg has been a member of the Board of Directors since 2001. From
November 2003 through July 2006, he served as General Counsel of the
Anti-Defamation League, an international not-for-profit organization. In addition to his duties as General Counsel, Mr. Salberg served as Deputy Chief
Operating Officer from November 2003 until December 2004 and then as Special
Assistant to the National Director until July 2006. He is currently Associate
National Director and Director of International Affairs of the Anti-Defamation
League. From April 1989 to November 2003, he was a partner in the New York law firm of Graubard Miller and its predecessors. The Graubard Miller firm and its predecessors have represented Movie Star as legal counsel for many years. Mr.
Salberg received his Juris Doctor degree from New York Law School and a Bachelor of Arts degree from the University of Cincinnati.

Peter Cole has been a member of the Board of Directors since April 2004. From
April 2001 through July 2005, Mr. Cole served as Chairman of the Board and Chief
Executive Officer of Qwiz, Inc., a leading provider of pre-employment competency assessment solutions and training needs analysis. Prior to joining Qwiz, Inc.,
Mr. Cole was a Managing Director at Citibank where he was responsible for one of its global capital markets businesses. Mr. Cole earned his B.A. degree in economics from the University of Vermont.

John L. Eisel has been a member of the Board of Directors since April 2004.
Since 1975, Mr. Eisel has been a partner at Wildman, Harrold, Allen & Dixon LLP, a law firm located in Chicago, Illinois. Mr. Eisel's primary areas of practice are mergers and acquisitions and securities regulation and he is the chairman of his firm's Transactional Department and a member of his firm's Executive
Committee. Mr. Eisel earned his B.S. degree in accounting and his Juris Doctor degree from the University of Illinois.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the
Securities and Exchange Commission. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on the review of the copies of these forms furnished to us and representations that no other reports were required, all Section 16(a) reporting requirements were complied with during the fiscal year ended June 30, 2006, except that one Form 4 reporting the receipt of common stock under our
Non-Employee Director Compensation Plan was filed late for each of Messrs. Cole,
Eisel and Simon.

AUDIT COMMITTEE FINANCIAL EXPERT

Currently, our Audit Committee is comprised of Joel Simon, John Eisel and
Michael Salberg, with Mr. Simon serving as Chairman of the Audit Committee. The
Board of Directors believes that the Audit Committee has at least one "audit committee financial expert" (as defined in Regulation 240.401(h)(1)(i)(A) of
Regulation S-K) serving on its Audit Committee, such "audit committee financial expert" being Joel Simon. The Board of Directors also believes that Mr. Simon would be considered an "independent director" under Item 7(d)(3)(iv) of Schedule
14A under the Securities Exchange Act of 1934.

CODE OF ETHICS

In September 2004, the Board of Directors adopted a code of ethics that applies to our directors, officers and employees as well as that of our subsidiary. The code of ethics was filed with the Securities and Exchange Commission on October
22, 2004 as Appendix A to our definitive Proxy Statement used in connection with our Annual Meeting of Shareholders held on December 6, 2004. Requests for copies of the code of ethics should be sent in writing to Movie Star, Inc., 1115
Broadway, New York, New York 10010, Attention: Corporate Secretary.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation for the fiscal years indicated for services in all capacities awarded to, earned by or paid to our Chief Executive Officer and the other executive officers whose compensation exceeded $100,000 during the fiscal year ended June 30, 2006
("Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM
                                                 ANNUAL COMPENSATION           COMPENSATION
                                        ------------------------------------     NUMBER OF
                                                     BONUS     OTHER ANNUAL       OPTIONS
  NAME AND PRINCIPAL POSITION    YEAR   SALARY ($)    ($)    COMPENSATION($)        (#)
------------------------------   ----   ----------   -----   ---------------   ------------

Melvyn Knigin
   Chairman of the               2006     551,385      --         27,761(2)          --
   Board, President and          2005     527,437      --         28,714(2)          --
   Chief Executive Officer       2004     505,127      --      1,094,508(1)          --
Saul Pomerantz
   Executive Vice President      2006     250,961      --         12,037(2)          --
   and Chief Operating Officer   2005     250,961      --         12,039(2)      50,000(4)
                                 2004     251,922      --          9,878(2)          --
Thomas Rende
   Chief Financial Officer       2006     216,577      --          6,026(3)          --
                                 2005     211,440      --          4,239(3)      75,000(4)
                                 2004     168,843      --          3,009(3)          --

(1)  Represents a payment of $1,068,748 made to Mr. Knigin as a result of Mark
     M. David, our retired Chairman of the Board, and members of his family selling all of their shares of our common stock for a purchase price of
     $1.70 per share. The sale activated a provision under Mr. Knigin's employment agreement which required us to make the lump sum payment to Mr.
     Knigin. Also includes $25,760 for automobile expenses and life and disability insurance policies paid for by the Company.

(2)  Represents amounts for automobile expenses and life and disability insurance policies paid for by the Company.

(3)  Represents amounts for automobile expenses and a disability insurance policy paid for by the Company.

(4)  Represents options to purchase shares of common stock granted under our
     1988 Non-Qualified Stock Option Plan.

COMPENSATION ARRANGEMENTS FOR EXECUTIVE OFFICERS

     MELVYN KNIGIN

On January 28, 2003, the Company entered into an employment agreement with
Melvyn Knigin, which provides for him to serve as the Company's President and
Chief Executive Officer until June 30, 2007. Pursuant to the employment agreement, the Company paid Mr. Knigin a base salary of $500,000, $525,000 and
$550,000 for the fiscal years ended June 30, 2004, 2005 and 2006, respectively, and will pay him a base salary of $575,000 for the fiscal year ending June 30,
2007. Mr. Knigin is also entitled to receive an annual bonus under the Company's discretionary 1998 Senior Executive Incentive Plan of not less than 3% of the
Company's pre-tax income from $1,200,000 to $3,200,000 and an additional award in an amount of not less than 3.75% of pre-tax income in excess of $3,200,000.
The agreement also provides for the Company to pay the premiums on a life insurance policy for Mr. Knigin providing a death benefit of $1,500,000 to Mr.
Knigin's designated beneficiary and a disability insurance policy for Mr. Knigin providing a benefit of $10,000 per month payable to Mr. Knigin in the event of his disability until he turns 64. Mr. Knigin is also entitled to participate in the Company's group medical insurance and Retired Senior

Executive Medical Plan for the duration of the agreement. If Mr. Knigin retires from employment at the expiration of the agreement, he may become entitled to a severance payment ranging from $500,000, if cumulative pre-tax profit for fiscal years 2003 through 2007 is at least $6,000,000, to an amount equal to 7.5% of the cumulative pre-tax profit for those fiscal years in excess of $10,000,000.
The agreement also provided that Mr. Knigin may become entitled to certain payments in the event of a sale of the Company or a sale of substantially all of the Common Stock of the Company owned by Mark David and identified members of his family, which payments were to be applied against any severance obligations of the Company to Mr. Knigin. On February 11, 2004, a sale of Common Stock by
Mark M. David and his family required a payment of $1,068,748 to Mr. Knigin, which was paid in April 2004. Pursuant to the employment agreement, Mr. Knigin is prohibited from disclosing confidential information of the Company and limits his right to seek employment with a competitor if his employment is terminated under certain circumstances.

     SAUL POMERANTZ

On December 10, 2004, the Company entered into an employment agreement, effective as of December 1, 2004, with Saul Pomerantz, which provides for Mr.
Pomerantz to continue to serve as the Company's Executive Vice President and
Chief Operating Officer until November 30, 2006 at an annual base salary of
$250,000. The agreement also provides that he will receive (a) for the fiscal year ended June 30, 2005, a bonus equal to 1.25% of the Company's net income before taxes and before calculation of all bonuses under the Company's 1998
Senior Executive Incentive Plan for such fiscal year ("Net Income") in excess of
$1,200,000 and up to $3,200,000, and equal to 1.75% of Net Income in excess of
$3,200,000 and (b) for the fiscal year ending June 30, 2006, a bonus in accordance with the terms of a plan intended to be adopted by the Company's
Compensation Committee prior to July 31, 2005. Since the Compensation Committee determined not to adopt a new bonus plan, as provided in the agreement, the bonus, if any, will be paid under the existing bonus plan. The employment agreement also provides that if, during the employment term, Mr. Pomerantz is terminated by the Company without "cause" or he terminates his employment for
"good reason" (as such terms are defined in the employment agreements), or if the Company does not continue his employment at the end of the employment term upon substantially similar terms, the Company will be required to pay to him (i)
his base salary through the end of the employment term, (ii) any bonus which would have become payable under his employment agreement through the end of the employment term, (iii) the insurance benefits provided in his employment agreement through the end of the employment term and (iv) $200,000.00, payable in equal weekly installments for one year and medical coverage at the Company's expense for one year commencing on either (a) the last day of the employment term if his employment is terminated during the employment term or (b) the date of termination if his employment is terminated after the end of the employment term. Under the agreement, Mr. Pomerantz is prohibited from disclosing confidential information of the Company and employing or soliciting any of the
Company's current employees to leave the Company during his employment and for a period of one year thereafter. In addition, on December 10, 2004, Mr. Pomerantz was granted a ten-year option to purchase 50,000 shares of the Company's Common
Stock under the Company's 1988 Stock Option Plan at a price of $1.45 per share, exercisable as to 10,000 shares on each of the first through fifth anniversaries of the date of grant.

     THOMAS RENDE

On December 10, 2004, the Company entered into an employment agreement, effective as of December 1, 2004, with Thomas Rende, which provides for Mr.
Rende to continue to serve as the Company's Chief Financial Officer until
November 30, 2006 at an annual base salary of $210,000 until November 30, 2005
(with such salary retroactive to July 1, 2004) and $220,000 from December 1,
2005 until November 30, 2006. The agreement also provides that he will receive
(a) for the fiscal year ended June 30, 2005, a bonus equal to 1.0% of the
Company's net income before taxes and before calculation of all bonuses under the Company's 1998 Senior Executive Incentive Plan for such fiscal year ("Net
Income") in excess of $1,200,000 and up to $3,200,000, and equal to 1.25% of Net
Income in excess of $3,200,000 and (b) for the fiscal year ending June 30, 2006, a bonus in accordance with the terms of a plan intended to be adopted by the
Company's Compensation Committee prior to July 31, 2005. Since the Compensation
Committee determined not to adopt a new bonus plan, as provided in the agreement, the bonus, if any, will be paid under the existing bonus plan. The employment agreement also provides that if, during the employment term, Mr.
Rende is terminated by the Company without "cause" or he terminates his employment for "good

reason" (as such terms are defined in the employment agreements), or if the
Company does not continue his employment at the end of the employment term upon substantially similar terms, the Company will be required to pay to him (i) his base salary through the end of the employment term, (ii) any bonus which would have become payable under his employment agreement through the end of the employment term, (iii) the insurance benefits provided in his employment agreement through the end of the employment term and (iv) $200,000.00, payable in equal weekly installments for one year and medical coverage at the Company's expense for one year commencing on either (a) the last day of the employment term if his employment is terminated during the employment term or (b) the date of termination if his employment is terminated after the end of the employment term. Under the agreement, Mr. Rende is prohibited from disclosing confidential information of the Company and employing or soliciting any of the Company's current employees to leave the Company during his employment and for a period of one year thereafter. In addition, on December 10, 2004, Mr. Rende was granted a ten-year option to purchase 75,000 shares of the Company's Common Stock under the Company's 1988 Stock Option Plan at a price of $1.45 per share, exercisable as to 15,000 shares on each of the first through fifth anniversaries of the date of grant.

COMPENSATION ARRANGEMENTS FOR DIRECTORS

Effective January 1, 2005, the Company began paying its outside directors in accordance with the terms of the Company's Non-Employee Director Compensation
Plan. Each non-employee director receives (i) an annual stipend of $20,000, payable quarterly in arrears, (ii) $2,000 per day for board or committee meetings attended in person, regardless of the number of meetings held that day and (iii) $1,000 per meeting for board or committee meetings attended telephonically, unless two or more teleconference call meetings are held back-to-back on the same call, in which case each non-employee director will receive $1,000 for the entire call. Payment of the annual stipend and meeting fees are made, at the election of each non-employee director, in cash and/or shares of common stock under our 2000 Performance Equity Plan in such proportion as is determined by each non-employee director. If a non-employee director elects to be paid in stock, either in full or in part, the number of shares of common stock to be issued is determined by dividing the dollar amount of the stipend and meeting fees earned during the quarter (or a percentage thereof, if the non-employee director elects to receive stock payment in part) by the last sale price of our common stock on the last trading day of each calendar quarter in which the fees were earned.

On June 30, 2006, we entered into an agreement with two independent directors who comprise an ad hoc committee established by the Board. Pursuant to the agreement, each committee member receives a fee of $7,500 per month commencing with the month ended June 30, 2006 for a period of up to four months.

The Company also pays or reimburses each non-employee director for all transportation, hotel and other expenses reasonably incurred by the non-employee director in connection with attendance at board and committee meetings against itemized reports and receipts submitted with respect to any such expenses and approved in accordance with our customary procedures.

On December 6, 2004, each of our non-employee directors received a one-time grant of non-qualified options to purchase 12,000 shares of the common stock under our 2000 Performance Equity Plan, at an exercise price of $1.36 per share, exercisable immediately and until the close of business on December 5, 2014.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR END OPTION VALUES

The following table summarizes the number of exercisable and unexercisable options held by the Named Executive Officers at June 30, 2006, and their value at that date if such options were in-the-money:

                                          2006 YEAR-END OPTION VALUES
                                          ---------------------------
                 NUMBER OF SECURITIES UNDERLYING   VALUE OF SECURITIES UNDERLYING UNEXERCISED
                      UNEXERCISED OPTIONS AT                 IN-THE-MONEY OPTIONS AT
                          JUNE 30, 2006                         JUNE 30, 2006(1)
                 -------------------------------   ------------------------------------------
NAME               EXERCISABLE   UNEXERCISABLE              EXERCISABLE   UNEXERCISABLE
--------------     -----------   -------------              -----------   -------------

Melvyn Knigin             --             --                   $    --          $--
Saul Pomerantz       640,000         40,000                    72,213           --
Thomas Rende         170,000         60,000                    14,013           --

(1)  Represents the total gain that would be realized if all in-the-money options held at June 30, 2006 were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and $0.76, the closing price of our common stock on June 30, 2006.

1998 SENIOR EXECUTIVE INCENTIVE PLAN

In September 1998, the Compensation Committee adopted an incentive compensation plan. Under the 1998 Senior Executive Incentive Plan, as amended, the
Compensation Committee has the discretion to award bonus compensation to senior executives in an amount not to exceed 6.75% of any increases in net income before taxes over the base amount of $1,200,000. No awards were made under the plan for fiscal 2006.

EMPLOYEE STOCK OWNERSHIP PLAN

The Company adopted an Employee Stock Ownership and Capital Accumulation Plan
("Employee Stock Plan") as of July 1, 1983. The Employee Stock Plan is intended to comply as a stock bonus plan with the provisions of the Employee Retirement
Income Security Act of 1974, as amended, the Tax Equity and Fiscal
Responsibility Act of 1982, the Deficit Reduction Act of 1984 and the Retirement
Equity Act of 1984. A favorable determination letter was initially issued by the
Internal Revenue Service with regard to the Employee Stock Plan in February
1985. From time to time, the Employee Stock Plan is amended as required to comply with amendments to the applicable statutes. Contributions that we make to the Employee Stock Plan are discretionary. The allocation of the contribution made in any year to eligible employees is based on their earnings. All employees over the age of 18 years who have been employed for one year are eligible to participate in the Employee Stock Plan. Participants in the Employee Stock Plan
become vested after five years of employment. For the fiscal year ended June 30,
2006, we did not make a contribution to the Employee Stock Plan. As of June 30,
2006, the Employee Stock Plan owns 332,569 shares, or 2.1% of the outstanding shares of our common stock. Withdrawal of vested balances by participants can take place upon death, disability or early or normal retirement. Vested benefits will be paid to participants who have terminated their employment for reasons other than death, disability or early or normal retirement as quickly as possible after the third June 30th following their departure.

STOCK OPTION PLANS

     2000 PERFORMANCE EQUITY PLAN

On February 21, 2000, the Board of Directors adopted the 2000 Performance Equity
Plan covering 750,000 shares of common stock under which the our officers, directors, key employees and consultants are eligible to receive incentive or non-qualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock based awards. Shareholders approved the 2000 Plan on November 28, 2000. The 2000 Plan will terminate when no further awards may be granted and awards granted are no longer outstanding, provided that incentive options may only be granted until February 21, 2010. To the extent permitted under the provisions of the 2000 Plan, the Compensation
Committee has authority to determine the selection of participants, allotment of shares, price and other conditions of

awards. As of June 30, 2006, there were options outstanding to purchase 378,000 shares, exercisable at prices ranging from $0.625 per share to $1.36 per share.
During fiscal 2006 and 2005, 98,528 and 20,071 shares, respectively, of common stock were issued under the 2000 Plan to non-employee directors pursuant to the our Non-Employee Director Compensation Plan. During fiscal 2006, 40,000 stock options were granted under the 2000 Plan to our employees and in fiscal 2005,
48,000 stock options were granted under the 2000 Plan to non-employee directors pursuant to our Non-Employee Director Compensation Plan.

     1994 INCENTIVE STOCK OPTION PLAN

In 1994, we adopted an Incentive Stock Option Plan. Our shareholders approved the 1994 Plan on December 8, 1994. The purpose of the 1994 Plan is to enable us to attract and retain key employees by providing them with an opportunity to participate in our Company's ownership. The Compensation Committee makes awards under the 1994 Plan. The 1994 Plan is intended to comply with Section 422A of the Internal Revenue Code of 1986, as amended. All options are granted at market value as determined by reference to the price of shares of our common stock on the American Stock Exchange. As of June 30, 2006, there were options outstanding to purchase 620,000 shares, exercisable at prices ranging from $0.625 per share to $0.875 per share. Effective July 15, 2004, options can no longer be granted under the 1994 Plan.

     1988 NON-QUALIFIED STOCK OPTION PLAN

On December 13, 1988, our shareholders approved the 1988 Non-Qualified Stock
Option Plan covering up to 1,666,666 shares of common stock to provide an additional continuing form of long-term incentive to selected officers. Unless terminated by the Board, the 1988 Plan shall remain effective until no further options may be granted and all options granted under the 1988 Plan are no longer outstanding. As of June 30, 2006, there were options outstanding to purchase
200,000 shares, exercisable at prices ranging from $0.625 per share to $1.45 per share. During the fiscal year ended June 30, 2005, the Company granted 50,000 options to Saul Pomerantz and 75,000 options to Thomas Rende, two of its executive officers. No options were granted in fiscal 2006.

On September 19, 2006, our Board of Directors approved the Amended and Restated
1988 Non-Qualified Stock Option Plan, which (i) increased the time period in which an employee terminated for any reason other than death or disability has to exercise the portion of the option which is exercisable on the date of termination from 30 days to 90 days following the date of termination; (ii)
provides for continued exercisability of options after termination in the discretion of the Compensation Committee as set forth in the Stock Option
Agreement at the time of grant; (iii) increased the time period in which an employee terminated due to disability has to exercise the option from 180 days to one year from the date of termination; and (iv) increased the time period in which the legal representative or legatee under the will of an employee who dies within 90 days (instead of 30 days) after the date of termination of employment or while employed by the Company or a subsidiary has to exercise the decedent employee's option from 180 days to one year from the date of death.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of August 31, 2006 with respect to the stock ownership of (i) those persons or groups (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who
beneficially own more than 5% of our common stock, (ii) each of our directors,
(iii) our chief executive officer and our other executive officers whose total compensation exceeded $100,000 during the fiscal year ended June 30, 2006 (each a "Named Executive Officer") and (iv) all of our directors and executive officers as a group.

      NAME AND ADDRESS OF       AMOUNT AND NATURE OF
      BENEFICIAL OWNER(1)       BENEFICIAL OWNERSHIP   PERCENT OF CLASS
-----------------------------   --------------------   ----------------
TTG Apparel, LLC
287 Bowman Avenue
Purchase, New York 10577            3,532,644(2)             22.4%
Melvyn Knigin                         115,500(3)                *
Saul Pomerantz                        771,910(4)              4.7%
Thomas Rende                          355,300(5)              2.2%
Joel M. Simon                         108,289(6)                *
Michael A. Salberg                     84,533(7)                *
John Eisel                             75,667(6)                *
Peter Cole                             72,440(6)                *
All directors and officers as
   a group (7 persons)              1,583,639(8)              9.5%

----------
*    Less than 1%.

(1)  Unless otherwise noted, the business address of each of the following persons is c/o Movie Star, Inc., 1115 Broadway, New York, New York 10010.

(2)  According to a Schedule 13D, dated February 17, 2004, the sole controlling person of TTG Apparel, LLC is Michael T. Tokarz, its Manager.

(3)  Includes 100,000 shares owned by Mr. Knigin's spouse.

(4)  Includes (a) options granted to Saul Pomerantz to purchase (i) 425,000 shares and to Shelley Pomerantz to purchase 50,000 shares (his spouse who also is employed by the Company) pursuant to the 1994 Plan, (ii) 85,000 shares pursuant to the 1988 Plan and (iii) 130,000 shares pursuant to the
     2000 Performance Equity Plan, all of which are exercisable within 60 days of August 31, 2006, (b) 56,910 shares owned by his spouse and (c) 8,000 shares held jointly with his spouse. Excludes options to purchase 40,000 shares under the 1988 Plan which are not exercisable within 60 days of
     August 31, 2006.

(5)  Represents (a) options granted to Thomas Rende to purchase (i) 85,000 shares pursuant to the 1994 Plan, (ii) 15,000 shares pursuant to the 1988
     Plan and (iii) 70,000 shares pursuant to the 2000 Plan, all of which are currently exercisable within 60 days of August 31, 2006, (b) 182,000 shares held jointly with his spouse and (c) 3,300 shares owned by his spouse.
     Excludes options to purchase 60,000 shares under the 1988 Plan which are not exercisable within 60 days of August 31, 2006.

(6)  Includes immediately exercisable options granted to each of our non-employee directors to purchase 12,000 shares pursuant to the 2000 Plan.

(7)  Represents (a) 72,533 shares owned by Michael Salberg's spouse and (b)
     immediately exercisable options granted to each of our non-employee directors to purchase 12,000 shares pursuant to the 2000 Plan.

(8)  Includes an aggregate of 908,000 shares that Messrs. Pomerantz, Rende,
     Cole, Eisel, Simon and Salberg have the right to acquire upon exercise of outstanding options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTANT FEES

The following table summarizes the aggregate fees (rounded to the nearest
$1,000) billed to us for the years ended June 30, 2006 and 2005 for professional services rendered by our principal accountant, Mahoney Cohen & Company, CPA,
P.C.

                             YEARS ENDED JUNE 30,
                             --------------------
                                2006       2005
                              --------   --------
Audit Fees (1) ...........    $ 93,000   $ 85,000
Audit Related Fees (2) ...      20,000     20,000
Other Fees (3) ...........      11,000     25,000
                              --------   --------
                              $124,000   $130,000
                              ========   ========

----------
(1)  Represents the aggregate fees billed for professional services rendered by our principal accountant in connection with the audit of our consolidated financial statements and review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q.

(2)  Represents the aggregate fees billed for professional services rendered our principal accountant in connection with the audit of our employee benefit plans, and in fiscal 2005, services related to the acquisition of the assets of Sidney Bernstein & Son Lingerie, Inc. and the review of our Form
     S-8 filing.

(3)  Represents the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or permitted non-audit services, the engagement is approved by the Audit Committee. The Audit Committee approved all of the fees referred to in the section above entitled "Principal
Accountant Fees and Services" for fiscal 2006.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this Report:

     1.   FINANCIAL STATEMENTS:

             Report of Independent Registered Public Accounting Firm

              Consolidated Balance Sheets at June 30, 2006 and 2005

              Consolidated Statements of Operations for the fiscal
                    years ended June 30, 2006, 2005 and 2004

               Consolidated Statements of Shareholders' Equity for
               the fiscal years ended June 30, 2006, 2005 and 2004

                  Consolidated Statements of Cash Flows for the
                 fiscal years ended June 30, 2006, 2005 and 2004

                   Notes to Consolidated Financial Statements

     2.   FINANCIAL STATEMENT SCHEDULE:

            For the fiscal years ended June 30, 2006, 2005 and 2004:

                     II - Valuation and Qualifying Accounts

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

     3.   EXHIBITS:

EXHIBIT
 NUMBER   EXHIBIT                                           METHOD OF FILING
-------   -----------------------------------------------   ----------------------------------------

3.1       Certificate of Incorporation                      Incorporated by reference as Exhibit 3.1
                                                            to Form 10-K for fiscal year ended June
                                                            30, 1988 and filed on October 13, 1988.

3.2       Amended Certificate of Incorporation              Incorporated by reference as Exhibit
                                                            3.1.1 to Form 10-K for fiscal year ended
                                                            June 30, 1992 and filed on September 25,
                                                            1992.

3.3       Amended Certificate of Incorporation              Incorporated by reference as Exhibit
                                                            3.1.2 to Amendment to Form 10-K for
                                                            fiscal year ended June 30, 1992 and
                                                            filed on January 19, 1993.

3.4       Amended and Restated By-Laws                      Incorporated by reference as Exhibit 3.4
                                                            to Form 8-K dated May 31, 2006 and filed
                                                            on June 5, 2006.

EXHIBIT
 NUMBER   EXHIBIT                                           METHOD OF FILING
-------   -----------------------------------------------   ----------------------------------------

10.1      1994 Incentive Stock Option Plan                  Incorporated by reference as Exhibit
                                                            10.3.1 to Form 10-K for fiscal year
                                                            ended June 30, 1994 and filed on October
                                                            12, 1994.

10.2      Amended and Restated 1988 Non-Qualified Stock     Filed herewith.
          Option Plan

10.3      2000 Performance Equity Plan                      Incorporated by reference as Exhibit 4.1
                                                            to Form S-8 and filed on April 1, 2005.

10.4      Agreement dated as of July 1, 1999 between Mark   Incorporated by reference as Exhibit
          M. David and the Company providing for            10.11 to Form 10-K for fiscal year ended
          retirement benefits to Mr. David.                 June 30, 1999 and filed on September 28,
                                                            1999.

10.5      Agreement dated as of January 1, 2003 between     Incorporated by reference as Exhibit
          BENJAM Consulting LLC and the Company replacing   10.17 to Form 10-Q for the quarter ended
          the Agreement dated as of July 1, 1999 between    December 31, 2002 and filed on February
          Mark M. David and the Company for Mr. David's     13, 2003.
          consulting services.

10.6      Employment Agreement dated as of July 1, 2002     Incorporated by reference as Exhibit
          between Melvyn Knigin and the Company replacing   10.18 to Form 10-Q for the quarter ended
          the Agreement dated as of February 22, 2000.      December 31, 2002 and filed on February
                                                            13, 2003.

10.7      Letter dated January 28, 2003 from Melvyn         Incorporated by reference as Exhibit
          Knigin to the Company for the surrender and       10.19 to Form 10-Q for the quarter ended
          forfeiture of Mr. Knigin's stock options.         December 31, 2002 and filed on February
                                                            13, 2003.

10.8      Non-Employee Director Compensation Plan           Incorporated by reference as Exhibit
          effective January 1, 2005 between the Directors   10.13 to Form 8-K dated December 6, 2004
          and the Company.                                  and filed on December 14, 2004.

10.9      Form of Non-Employee Director Non-Qualified       Incorporated by reference as Exhibit
          Stock Option Agreement                            10.14 to Form 8-K dated December 6, 2004
                                                            and filed on December 14, 2004.

10.10     Employment Agreement effective July 1, 2004       Incorporated by reference as Exhibit
          between Saul Pomerantz and the Company.           10.15 to Form 8-K dated December 10,
                                                            2004 and filed on December 15, 2004.

10.11     Non-Qualified Stock Option Agreement dated as     Incorporated by reference as Exhibit
          of December 10, 2004 between Saul Pomerantz and   10.16 to Form 8-K dated December 10,
          the Company.                                      2004 and filed on December 15, 2004.

10.12     Employment Agreement effective July 1, 2004       Incorporated by reference as Exhibit
          between Thomas Rende and the Company.             10.17 to Form 8-K dated December 10,
                                                            2004 and filed on December 15, 2004.

10.13     Non-Qualified Stock Option Agreement dated as     Incorporated by reference as Exhibit
          of December 10, 2004 between Thomas Rende and     10.18 to Form 8-K dated December 10,
          the Company.                                      2004 and filed on December 15, 2004.

10.14     Amendment dated as of September 19, 2005 to       Incorporated by reference as Exhibit
          Agreement dated as of January 1, 2003 between     10.16 to Form 10-K for fiscal year ended
          BENJAM Consulting LLC and the Company.            June 30, 2005 and filed on September 27,
                                                            2005.

EXHIBIT
 NUMBER   EXHIBIT                                           METHOD OF FILING
-------   -----------------------------------------------   ----------------------------------------

10.15     Accounts Receivable Financing Agreement dated     Incorporated by reference as Exhibit
          as of June 30, 2006 between CIT Commercial        10.19 to Form 8-K dated June 30, 2006
          Services and the Company.                         and filed on July 5, 2006.

10.16     Inventory Security Agreement dated as of June     Incorporated by reference as Exhibit
          30, 2006 between CIT Commercial Services and      10.20 to Form 8-K dated June 30, 2006
          the Company.                                      and filed on July 5, 2006.

10.17     Letter of Credit Agreement dated as of June 30,   Incorporated by reference as Exhibit
          2006 between CIT Commercial Services and the      10.21 to Form 8-K dated June 30, 2006
          Company                                           and filed on July 5, 2006.

10.18     Letter Agreement dated June 30, 2006 by and       Incorporated by reference as Exhibit
          between the Company and each of Joel Simon and    10.22 to Form 8-K dated June 30, 2006
          Michael Salberg                                   and filed on July 5, 2006.

14        Code of Ethics                                    Incorporated by Reference as Appendix A
                                                            to Definitive Proxy Statement filed
                                                            October 22, 2004.

21        Subsidiary of the Company                         Filed herewith.

23        Consent of Independent Registered Public          Filed herewith.
          Accounting Firm

31.1      Certification by Chief Executive Officer          Filed herewith.

31.2      Certification by Principal Financial and          Filed herewith.
          Accounting Officer

32        Section 1350 Certification                        Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and
Exchange Act of 1934, the Company has duly caused this document to be signed on its behalf by the undersigned, thereunto duly authorized.

September 27, 2006

MOVIE STAR, INC.

                                       By: /s/ MELVYN KNIGIN
                                           -------------------------------------
                                           MELVYN KNIGIN
                                           Chairman of the Board,
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated.

/s/ MELVYN KNIGIN        Chairman of the Board;               September 27, 2006
----------------------   President; Chief Executive Officer
MELVYN KNIGIN

/s/ SAUL POMERANTZ       Executive Vice President;            September 27, 2006
----------------------   Chief Operating Officer;
SAUL POMERANTZ           Secretary & Director

/s/ THOMAS RENDE         Chief Financial Officer (Principal   September 27, 2006
----------------------   Financial & Accounting Officer);
THOMAS RENDE             Director

/s/ JOEL M. SIMON        Director                             September 27, 2006
----------------------
JOEL M. SIMON

/s/ MICHAEL A. SALBERG   Director                             September 27, 2006
----------------------
MICHAEL A. SALBERG

/s/ PETER COLE           Director                             September 27, 2006
----------------------
PETER COLE

/s/ JOHN L. EISEL        Director                             September 27, 2006
----------------------
JOHN L. EISEL