Form 10-Q
period 2006-09-30
MOVIE STAR INC /NY/
filed 2006-11-14
CIK 93631

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
     of 1934

     For the quarter ended September 30, 2006

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

              _____________________________________________________
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

     Yes [_]   No [X]

The number of common shares outstanding on October 31, 2006 was 15,792,787.

                                MOVIE STAR, INC.
                           FORM 10-Q QUARTERLY REPORT
                                TABLE OF CONTENTS

                                                                                  PAGE

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Consolidated Condensed Balance Sheets at September 30, 2006 (Unaudited),
         June 30, 2006 (Audited) and September 30, 2005 (Unaudited)                3

      Consolidated Statements of Operations (Unaudited) for the
         Three Months Ended September 30, 2006 and 2005                            4

      Consolidated Condensed Statements of Cash Flows (Unaudited) for the
         Three Months Ended September 30, 2006 and 2005                          5 - 6

      Notes to Consolidated Condensed Unaudited Financial Statements             7 - 10

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                               11 - 17

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk             17

   Item 4.  Controls and Procedures                                                17

PART II.  OTHER INFORMATION                                                        18

   Item 1A. Risk Factors                                                           18

   Item 6.  Exhibits                                                               18

Signatures                                                                         18

PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

                                MOVIE STAR, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In Thousands, Except Share Information)

                                                                       September 30,   June 30,   September 30,
                                                                           2006         2006*         2005
                                                                       -------------   --------   -------------
                                                                        (Unaudited)                (Unaudited)

                                     Assets

Current Assets
   Cash                                                                   $     81     $    203      $    164
   Receivables, net                                                         15,530        6,074         7,930
   Inventory                                                                 9,644        8,981        11,052
   Deferred income taxes                                                     1,912        1,914         2,470
   Prepaid expenses and other current assets                                   419          801           710
                                                                          --------     --------      --------
      Total current assets                                                  27,586       17,973        22,326

Property, plant and equipment, net                                           1,048          838           726
Deferred income taxes                                                        3,068        3,296         2,473
Goodwill                                                                       537          537           537
Assets held for sale                                                           174          174           174
Other assets                                                                   425          403           458
                                                                          --------     --------      --------
      Total assets                                                        $ 32,838     $ 23,221      $ 26,694
                                                                          ========     ========      ========

                      Liabilities and Shareholders' Equity

Current Liabilities
   Note payable                                                           $ 14,278     $  4,955      $  8,298
   Current maturity of capital lease obligation                                 54         --            --
   Accounts payable and other current liabilities                            3,872        4,086         3,553
                                                                          --------     --------      --------
      Total current liabilities                                             18,204        9,041        11,851
                                                                          --------     --------      --------

Long-term liabilities                                                          464          398           501
                                                                          --------     --------      --------

Commitments and Contingencies                                                   --           --            --

Shareholders' equity
   Common stock, $.01 par value - authorized 30,000,000 shares;
      issued 17,783,000 shares in September 2006, 17,755,000 in June
      2006 and 17,679,000 in September 2005                                    178          178           177
   Additional paid-in capital                                                4,860        4,834         4,768
   Retained earnings                                                        12,727       12,361        12,990
   Accumulated other comprehensive income                                       23           27            25
   Less treasury stock, at cost--2,017,000 shares                           (3,618)      (3,618)       (3,618)
                                                                          --------     --------      --------
      Total shareholders' equity                                            14,170       13,782        14,342
                                                                          --------     --------      --------

Total liabilities and shareholders' equity                                $ 32,838     $ 23,221      $ 26,694
                                                                          ========     ========      ========

* Derived from audited financial statements.

See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                        Three Months Ended
                                                          September  30,
                                                        ------------------
                                                          2006      2005
                                                        -------   --------
Net sales                                               $18,690   $ 13,637
Cost of sales                                            12,867      9,924
                                                        -------   --------
   Gross profit                                           5,823      3,713
Selling, general and administrative expenses              5,026      4,215
                                                        -------   --------
   Income (loss) from operations                            797       (502)
Interest expense                                            187        117
                                                        -------   --------
   Income (loss) before income tax (benefit)                610       (619)
Income tax (benefit)                                        244       (248)
                                                        -------   --------
   Net income (loss)                                    $   366   $   (371)
                                                        =======   ========
   BASIC NET INCOME (LOSS) PER SHARE                    $   .02   $   (.02)
                                                        =======   ========
   DILUTED NET INCOME (LOSS) PER SHARE                  $   .02   $   (.02)
                                                        =======   ========
Basic weighted average number of shares outstanding      15,763     15,660
                                                        =======   ========
Diluted weighted average number of shares outstanding    15,950     15,660
                                                        =======   ========

See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                           Three Months Ended
                                                             September 30,
                                                           ------------------
                                                            2006        2005
                                                           -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $   366    $  (371)
   Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
   Depreciation and amortization                                88         94
   Provision for sales allowances and doubtful accounts        390        611
   Stock-based compensation expense                              5          3
   Deferred income taxes                                       230       (210)
   Deferred lease liability                                     (4)         2
   Issuance of common stock for directors' fees                 21         18
(Increase) decrease in operating assets:
   Receivables                                              (9,846)    (2,563)
   Inventory                                                  (663)       678
   Prepaid expenses and other current assets                   388       (337)
   Other assets                                                (18)       (23)
Increase (decrease) in operating liabilities:
   Accounts payable and other liabilities                     (246)    (1,380)
                                                           -------    -------
   Net cash used in operating activities                    (9,289)    (3,478)
                                                           -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment                                        (138)       (45)
                                                           -------    -------
   Cash used in investing activities                          (138)       (45)
                                                           -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease obligation                         (18)        --
Proceeds from revolving line of credit, net                  9,323      3,504
                                                           -------    -------
   Cash provided by financing activities                     9,305      3,504
                                                           -------    -------
Effect of exchange rate changes on cash                         --          5
                                                           -------    -------
NET DECREASE IN CASH                                          (122)       (14)
CASH, beginning of period                                      203        178
                                                           -------    -------
CASH, end of period                                        $    81    $   164
                                                           =======    =======

                                                                        (Cont'd)

                                MOVIE STAR, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                Three Months Ended
                                                                  September 30,
                                                                ------------------
                                                                  2006      2005
                                                                -------   --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during period for:
      Interest                                                    $110     $73
                                                                  ====     ===
      Income taxes                                                $  3     $ 4
                                                                  ====     ===
SUPPLEMENTAL DISCLOSURES OF NONCASH
   INVESTING ACTIVITIES:
   Acquisition of equipment, software and maintenance
      contract through assumption of capital lease obligation     $170     $--
                                                                  ====     ===

                                                                     (Concluded)

See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.
         NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL STATEMENTS

     In the opinion of the Company, the accompanying consolidated condensed unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2006 and the results of operations and cash flows for the three months ended September 30, 2006 and 2005.

     The consolidated condensed financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's year-end financial statements. The June 30, 2006 consolidated condensed balance sheet was derived from the Company's audited financial statements. The results of operations for the three months ended September
     30, 2006 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q should be read in conjunction with the
     Company's financial statements and notes included in the 2006 Annual Report on Form 10-K.

2.   STOCK OPTIONS

     The Company accounts for its stock-based employee compensation arrangements under SFAS 123 (revised 2004), "Share Based Payment" ("SFAS 123R") which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. There were no stock options granted during the three months ended September 30, 2006 or 2005.

3.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In September 2006, the FASB issued SFAS 157 "Fair Value Measures" ("SFAS
     157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, however it does not apply to SFAS 123R.
     This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this
     Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements.

4.   INVENTORY

     Inventory consists of the following (in thousands):

                                 September 30,   June 30,   September 30,
                                     2006          2006         2005
                                 -------------   --------   -------------
Raw materials                       $1,443        $1,279       $ 1,309
Work-in process                        289           281           292
Finished goods                       7,912         7,421         9,451
                                    ------        ------       -------
                                    $9,644        $8,981       $11,052
                                    ======        ======       =======

5.   NOTE PAYABLE

     Effective June 30, 2006, the Company secured a new line of credit with a financial institution. This line of credit matures on June 30, 2008 and is subject to annual renewals thereafter. Under this line of credit, the
     Company may borrow in the aggregate, revolving loans and letters of credit, up to $30,000,000. As of September 30, 2006, the Company had outstanding borrowings of $14,278,000 under the facility and had approximately
     $2,557,000 of outstanding letters of credit. Availability under this line of credit is subject to the Company's compliance with certain financial formulas as outlined in the agreement. As of September 30, 2006, the
     Company was in compliance. Pursuant to the terms of this line of credit, the Company pledged substantially all of its assets. Interest on outstanding borrowings is payable at a variable rate per annum equal to
     JPMorgan Chase Bank's prime rate less 0.75 percent (7.50 percent as of
     September 30, 2006).

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

                                                           Three Months Ended
                                                              September 30,
                                                           ------------------
                                                            2006       2005
                                                           -------   --------
BASIC:
Net income (loss)                                          $   366   $   (371)
                                                           =======   ========
Basic weighted average number of shares outstanding         15,763     15,660
                                                           =======   ========
Basic net income (loss) per share                          $   .02   $   (.02)
                                                           =======   ========
DILUTED:
Net income (loss)                                          $   366   $   (371)
                                                           =======   ========
Weighted average number of shares outstanding               15,763     15,660
   Shares issuable upon conversion of stock options            164         --
   Shares issuable upon conversion of warrants                  23         --
                                                           -------   --------
Total average number of equivalent shares outstanding       15,950     15,660
                                                           =======   ========
Diluted net income (loss) per share                        $   .02   $   (.02)
                                                           =======   ========

     For the three months ended September 30, 2005, shares issuable upon conversion of stock options and warrants of 162,000, at prices ranging from
     $.4375 to $.6875 per share, were not included in the computation of diluted net income (loss) per share since they would be considered antidilutive.

7.   CLOSING OF DISTRIBUTION FACILITY

     During fiscal year ended June 30, 2005, the Company recorded facility closing costs of $108,000, which included severance and related salary and benefit costs of $58,000, relating to a plan to close the distribution facility in Petersburg, Pennsylvania. The action was taken by the Company to enhance the Company's competitiveness, to reduce expenses and to improve efficiencies. During fiscal 2005, the Company reclassified certain property and equipment at its Petersburg, Pennsylvania facility to assets held for sale.

     On August 14, 2006, the Company entered into a contract for the sale of the land, building and contents of the Petersburg distribution facility. On
     October 17, 2006, the Company completed the sale of the distribution facility for $670,000 in cash. As a result of the transaction, the Company will record a pre-tax gain of approximately $482,000, net of related costs, in the second quarter of fiscal 2007.

8.   SEGMENT REPORTING

     The Company operates in one segment with revenues generated in the United
     States and Canada as follows (in thousands):

                         Three Months Ended
                            September 30,
                         ------------------
                           2006      2005
                         -------   -------
Net Sales
   United States         $18,494   $13,135
   Canada                    196       502
                         -------   -------
                         $18,690   $13,637
                         =======   =======

9.   COMMITMENTS AND CONTINGENCIES

     Employment Agreement - On October 3, 2006, the Company entered into an amended and restated employment agreement with Melvyn Knigin, pursuant to which Mr. Knigin will continue to be employed as the Company's President and Chief Executive Officer until June 30, 2009 ("Initial Term") and will then serve as the Company's Senior Vice President of Global Wal-Mart
     Corporate Sales from July 1, 2009 until June 30, 2011 ("Additional Term").
     Mr. Knigin's employment agreement provides that he will receive a base salary of $575,000 per year during the Initial Term and a base salary of
     $280,000 per year during the Additional Term. Mr. Knigin is also entitled to receive an annual bonus during the Initial Term under the Company's 1998
     Senior Executive Incentive Plan equal to 3% of the Company's net income before taxes and before calculation of all bonuses for each fiscal year during the Initial Term ("Net Income") in excess of $1,200,000 and up to
     $3,200,000, and equal to 3.75% of Net Income in excess of $3,200,000.
     During the Additional Term, Mr. Knigin will be entitled to receive an annual bonus equal to the excess of 1.5% ("Bonus Percentage") of Wal-Mart
     Net Sales (as defined in the employment agreement) over Mr. Knigin's annual base salary. The Bonus Percentage will be increased or decreased for each year during the Additional Term in which the Company's gross margin for Wal-Mart Net Sales during such period exceeds or is less than the blended average gross margin for Wal-Mart Net Sales for the three fiscal years ending June 30, 2007, 2008 and 2009.

     In addition to his base salary, the Company granted Mr. Knigin a ten-year option to purchase 500,000 shares of the Company's common stock under the
     Company's Amended and Restated 1988 Stock Option Plan at an exercise price of $1.00 per share, 125,000 shares of which will vest on each of (i) the date of grant, (ii) the six-month anniversary of the date of grant, (iii)
     the first anniversary of the date of grant and (iv) the second anniversary of the date of grant.

     Additionally, on each of July 1, 2007 and 2008, provided that Mr. Knigin is employed by the Company on each such date (except as otherwise set forth in the employment agreement), the Company will issue Mr. Knigin shares of restricted stock equal to the number of shares of the Company's common stock determined by dividing $25,000 by the last sale price of a share of the Company's common stock on each such date. All such shares will vest on
     June 30, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

FORWARD LOOKING STATEMENTS

When used in this Form 10-Q and in our future filings with the Securities
Exchange Commission, the words or phrases "will likely result," "management expects" or "we expect," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are
cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks are included in "Item 1: Business," "Item
1A: Risk Factors" and "Item 7: Management's Discussion and Analysis of Financial
Condition and Results of Operations" of the Company's Form 10-K for the fiscal year ended June 30, 2006. In assessing forward-looking statements contained herein, readers are urged to carefully read those statements. Among the factors that could cause actual results to differ materially are: business conditions and growth in our industry; general economic conditions; the addition or loss of significant customers; the loss of key personnel; product development;
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

Because some of our employees were unable to return to work, the facility operated at less than full capacity until the middle of October 2005. In an effort to reduce the impact of this problem, we diverted some of our inventory to a public warehouse operation in Los Angeles, California and to our
Petersburg, Pennsylvania distribution center, which we closed during the fourth quarter of fiscal 2005. We reopened this facility until December 31, 2005 to assist with shipping our goods to customers. However, notwithstanding our best efforts, some orders were delayed and were shipped in the second quarter of fiscal 2006 instead of the first quarter. We have resolved all of our insurance claims relating to hurricane Katrina. The claim for our loss of inventory was resolved in the third quarter of fiscal 2006 and did not result in any significant financial adjustment. The claim for the physical damage to our distribution facilities also was resolved in the third and fourth quarter of fiscal 2006 and resulted in a gain of $1,450,000. The final claim of additional expenses incurred was resolved in the fourth quarter of fiscal 2006 and did not have a material impact on our results of operations.

We began fiscal 2007 with a significantly increased level of open orders and, therefore, we expect sales for the first half of fiscal 2007 to be higher than the first half of fiscal 2006. We have added a new knit sleepwear line that was introduced at our recent August market which was well received by our customers.
This new product line, called Cinema Studio(TM), has broadened our product offerings and has increased the amount of product that our customers may buy from us. At September 30, 2006, our backlog of orders was approximately
$33,159,000 as compared to $24,155,000 at September 30, 2005.

We have been and we are continuing the exploration of our strategic alternatives to maximize shareholder value, including discussions with a private apparel company with respect to a possible combination of the companies. TTG Apparel,
LLC, which beneficially owns 22.4% of our outstanding common stock, is the majority stockholder of the private company. Consequently, we established a special committee of independent directors to review this possible transaction and to consider our other strategic alternatives. We caution that no assurances can be made that the exploration of strategic alternatives, including the discussions with the private apparel company, will result in a transaction.

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

Our accounting policies are more fully described in Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended
June 30, 2006. Management has identified certain critical accounting policies that are described below.

Inventory - Inventory is carried at the lower of cost or market on a first-in, first-out basis. Management writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and the age of the inventory. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Historically,

management has found that its write-down of inventory has been appropriate, and actual results generally do not differ materially from those determined using necessary estimates. Inventory reserves were $1,015,000 at September 30, 2006 and June 30, 2006, and $900,000 at September 30, 2005.

Allowance for Doubtful Accounts/Sales Discounts - Accounts receivable is net of allowance for doubtful accounts and sales discounts. An allowance for doubtful accounts is determined through the analysis of the aging of accounts receivable at the date of the financial statements. An assessment of the accounts receivable is made based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to our history of minimal bad debts. An allowance for sales discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers and costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries. These allowances are included as a reduction to net revenue and are part of the provision for allowances included in accounts receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net of expected recoveries and the evaluation of current market conditions. As of September 30, 2006, June 30, 2006 and September 30, 2005,
accounts receivable was net of allowances of $1,340,000, $950,000 and
$1,736,000, respectively. Historically, management has found its allowance for doubtful accounts and sales discounts to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required and if market conditions were to decline, management may take actions to increase customer incentive offerings possibly resulting in an incremental allowance at the time the incentive is offered.

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

The following table shows each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the consolidated financial statements included elsewhere in this Form 10-Q
(in thousands, except for percentages):

                                                       Three Months ended
                                                           September 30,
                                               ---------------------------------
                                                     2006              2005
                                               ---------------   ---------------

Net sales                                      $18,690   100.0%  $13,637   100.0%
Cost of sales                                   12,867    68.8%    9,924    72.8%
                                               -------   -----   -------   -----
   Gross profit                                  5,823    31.2%    3,713    27.2%
Selling, general and administrative expenses     5,026    26.9%    4,215    30.9%
                                               -------   -----   -------   -----
  Income (loss) from operations                    797     4.3%     (502)   (3.7)%
Interest expense                                   187     1.0%      117     0.9%
                                               -------   -----   -------   -----
  Income (loss) before income tax (benefit)        610     3.3%     (619)   (4.5)%
Income tax (benefit)                               244     1.3%     (248)   (1.8)%
                                               -------   -----   -------   -----
Net income (loss)                              $   366     2.0%  $  (371)   (2.7)%
                                               =======   =====   =======   =====
Percent amounts may not add due to rounding

RESULTS OF OPERATIONS

Net sales for the three months ended September 30, 2006 increased $5,053,000, or
37.1%, to $18,690,000 from $13,637,000 in the comparable period in 2005. This increase was primarily due to an increase in shipments to our largest account, partially offset by a net overall decrease in shipments to other accounts. Also in the prior year, due to hurricane Katrina, certain orders that would have been shipped in the first quarter were shipped in the second quarter.

The gross profit percentage increased to 31.2% for the three months ended
September 30, 2006 from 27.2% in the same period in the prior year. The higher overall margin resulted from a better product mix in the current year, creating a higher initial gross margin and lower markdowns and charge backs in the current year. Also, in the prior year, we had additional costs related to hurricane Katrina.

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

Selling, general and administrative expenses were $5,026,000, or 26.9% of net sales, for the three months ended September 30, 2006, as compared to $4,215,000, or 30.9% of net sales, for the same period in the prior year. This increase of
$811,000 resulted primarily from an increase in professional fees of $540,000, salary and salary related expenses of $158,000, shipping expense and shipping related costs of $67,000, bad debts of $50,000 and a net overall increase in other selling, general and administrative expenses, partially offset by a hurricane Katrina related expense in the prior year of $61,000. The increase in professional fees was due to our continuing exploration of our strategic alternatives to maximize shareholder value, including discussions with a private apparel company with respect to a possible combination of the companies. TTG
Apparel, LLC, which beneficially owns 22.4% of our outstanding common stock, is the majority stockholder of the private company. Consequently, we established a special committee of independent directors to consider our strategic alternatives and this particular transaction. The special committee has retained a financial advisor, Chanin Capital Partners, and legal counsel. We caution that no assurances can be made that the exploration of strategic alternatives, including the discussions with the private apparel company, will result in a transaction. The increase in salary expense and salary related expenses was the result of changes in the composition of personnel. The increase in shipping expense and shipping related costs was the result of higher sales. The increase in bad debts resulted from two customers filing for bankruptcy protection. The hurricane related expenses in the prior year were related to hurricane Katrina discussed earlier.

We had income from operations of $797,000 for the three months ended September
30, 2006 compared to a loss from operations of $502,000 for the same period in the prior year. This improvement was due to higher sales and a higher gross margin partially offset by higher selling, general and administrative expenses.

Interest expense for the three months ended September 30, 2006 increased by
$70,000 to $187,000 from $117,000 for the same period in the prior year. This increase was due primarily to higher interest rates and to a lesser extent higher borrowing levels.

We recorded a provision for income taxes of $244,000 for the three months ended
September 30, 2006 compared to an income tax benefit of $248,000 for the same period in 2005. We utilized an estimated income tax rate of approximately 40% in both periods.

NET INCOME/LOSS

We had net income of $366,000 for the three months ended September 30, 2006 compared to a net loss of $371,000 for the same period in the prior year. This improvement was due to higher sales and higher gross margins, partially offset by higher selling, general and administrative expenses, an increase in interest expense and an income tax expense in the current year as compared to an income tax benefit in the prior year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 2006, cash decreased by $122,000 to
$81,000 from $203,000 at June 30, 2006. We used $9,289,000 of cash in our operations, $138,000 for the purchase of fixed assets and $18,000 for the repayment of capital lease obligations. Net proceeds of $9,323,000 from short-term borrowings primarily funded these activities.

Receivables, net of allowances, at September 30, 2006 increased by $9,456,000 to
$15,530,000 from $6,074,000 at June 30, 2006. This increase was due to a
$10,495,000 increase in sales in the quarter ended September 30, 2006 as compared to sales for the quarter ended June 30, 2006.

Inventory at September 30, 2006 increased by $663,000 to $9,644,000 from
$8,981,000 at June 30, 2006. This increase was due to normal inventory fluctuations.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided (in thousands):

                                                    Payments Due by Period
                                          -----------------------------------------
                                          Within                            After 5
                                 Total    1 Year    2-3 Years   4-5 Years   Years
                                -------   -------   ---------   ---------   -------

Contractual Obligations
Note Payable (1)                $14,278   $14,278     $   --      $   --      $--
Note Payable Interest (2)         1,071     1,071         --          --       --
Capital Lease Obligation            152        54         98
Licensing Agreement                 228       180         48          --       --
Operating Leases                  5,669     1,298      2,619       1,752       --
Consulting Agreements               113       113         --          --       --
Employment Contracts (3)          3,380     1,137      1,753         490       --
Long-term Liability                  70        12         26          31        1
                                -------   -------     ------      ------      ---
Total Contractual Obligations   $24,961   $18,143     $4,544      $2,273      $ 1
                                =======   =======     ======      ======      ===

                                                         Amount of Commitment
                                                        Expiration Per Period
                                              ---------------------------------------
                                   Total
                                   Amounts    Within                          After 5
                                  Committed    1Year   2-3 Years   4-5Years    Years
                                  ---------   ------   ---------   --------   -------

Other Commercial Commitments
Letters of Credit                   $2,557    $2,557       $--        $--       $--
                                    ------    ------       ---        ---       ---
Total Commercial Commitments        $2,557    $2,557       $--        $--       $--
                                    ======    ======       ===        ===       ===

(1)  Note Payable is a less than one-year obligation because the financial institution may demand payment at any time. Interest on outstanding borrowings is payable at a variable rate per annum, equal to the prime rate less 0.75%.

(2)  Note Payable Interest assumes that the principal amount outstanding on our line of credit is paid in full on September 30, 2007, that the principal amount to be repaid on that date will be $14,278,000 and that the interest rate will be 7.50% (our current borrowing rate at September 30, 2006).

(3)  Includes contracts that were executed subsequent to September 30, 2006.

The Company has no obligations that have a provision for increased or accelerated payments.

NOTE PAYABLE

Effective June 30, 2006, we obtained a new revolving line of credit of up to
$30,000,000. The revolving line of credit expires on June 30, 2008 and is sufficient for our projected needs for operating capital and letters of credit to fund the purchase of imported goods through June 30, 2008. Direct borrowings under this line bear interest at the prime rate less three quarters of one percent per annum. Availability under the line of credit is subject to our compliance with certain agreed upon financial formulas. We were in compliance with our lender at September 30, 2006. This line of credit is secured by substantially all of our assets.

FUTURE FINANCING REQUIREMENTS

For the three months ended September 30, 2006, our working capital increased by
$450,000 to $9,382,000, primarily due to income from operations.

We believe the available borrowing under our secured revolving line of credit, along with anticipated operating cash flows, will be sufficient to cover our working capital requirements through June 30, 2008.

On August 14, 2006, we entered into a contract for the sale of the land, building and contents of the Petersburg distribution facility. On October 17,
2006, we completed the sale of the distribution facility for $670,000 in cash.

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

EFFECT OF NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS 157 "Fair Value Measures" ("SFAS 157").
SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair

value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, however it does not apply to
SFAS 123R. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. We are currently evaluating the effect, if any, of SFAS 157 on its financial statements.

INFLATION

We do not believe that our operating results have been materially affected by inflation during the preceding three years. There can be no assurance, however, that our operating results will not be affected by inflation in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to changes in the prime rate based on the Federal Reserve actions and general market interest fluctuations. We believe that moderate interest rate increases will not have a material adverse impact on our results of operations, or financial position, in the foreseeable future. For the three months ended
September 30, 2006, borrowings peaked during the period at $14,278,000 and the average amount of borrowings was $8,935,000.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2006 was made under the supervision and with the participation of our management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose by us in reports that we file or submit under the Securities Exchange
Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A - Risk Factors.

     There are no material changes from the risk factors set forth in Item 1A
     "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended
     June 30, 2006. Please refer to that section for disclosures regarding the risk and uncertainties in our business.

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
                                           President and Chief Executive Officer

                                        By: /s/ Thomas Rende
                                           -------------------------------------
                                           THOMAS RENDE
                                           Chief Financial Officer and
                                           Principal Accounting Officer

November 13, 2006

