Form 10-K/A
period 2006-06-30
MOVIE STAR INC /NY/
filed 2007-01-30
CIK 93631

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A

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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Movie Star, Inc.
("Company") for the fiscal year ended June 30, 2006 is being filed to reflect the following changes in response to a comment letter received by the Company from the Securities and Exchange Commission:

Item 7 - Management's Discussion and Analysis of Financial Condition and Results
of Operations

     o    The critical accounting policies relating to Inventory and Accounts
          Receivable/Allowance for Doubtful Accounts/Sales Discounts have been modified.

     o    The Contractual Obligations and Commercial Commitments table has been modified.

     o    The paragraph relating to the changes in cash in the Liquidity and
          Capital Resources section has been modified.

Item 8 - Financial Statements

     o    The Consolidated Statement of Cash Flows for fiscal 2006 have been restated to include within Cash Flows from Investing Activities, the cash proceeds of $1,424,000 received from the insurance recovery relating to the Company's building damage caused by Hurricane Katrina.
          The restatement did not have an effect on the Company's net loss or net loss per share. This restatement is explained in new Note 18 to the Consolidated Financial Statements.

     o    Note 1 to the Consolidated Financial Statements (Summary of
          Significant Accounting Policies) - Segment Reporting has been modified to reflect the Company's operations in the United States and Canada.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

FORWARD LOOKING STATEMENTS

When used in this Amendment to Form 10-K and in our future filings with the
Securities Exchange Commission, the words or phrases "will likely result,"
"management expects" or "we expect," "will continue," "is anticipated,"
"estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks are included in "Item 1: Business," "Item
1A: Risk Factors" and "Item 7: Management's Discussion and Analysis of Financial
Condition and Results of Operations" of our Annual Report on Form 10-K as
amended for the fiscal year ended June 30, 2006. In assessing forward-looking statements contained herein, readers are urged to carefully read those statements. Among the factors that could cause actual results to differ materially are: business conditions and growth in our industry; general economic conditions; the addition or loss of significant customers; the loss of key personnel; product development; competition; foreign government regulations;
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

Inventory - Inventory is carried at the lower of cost or market on a first-in, first-out basis. Management writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and the age of the inventory. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Historically, management has found its write down of inventory to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. Inventory reserves were $1,015,000 at June 30, 2006, and $900,000 at June 30, 2005.

Accounts Receivable/Allowance for Doubtful Accounts and Sales Discounts -
Accounts receivable is net of allowance for doubtful accounts and sales discounts. An allowance for doubtful accounts is determined through the analysis of the aging of accounts receivable at the date of the financial statements. An assessment of the accounts receivable is made based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant, primarily due to the Company's history of minimal bad debts. An allowance for sales discounts is based on discounts relating to open invoices where trade discounts have been extended to customers, costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries. These allowances are included as a reduction to net sales and are part of the provision for allowances included in accounts receivable. The foregoing results from seasonal negotiations as well as historic deduction trends, net of expected recoveries and the evaluation of current market conditions. As of June 30, 2006 and June 30, 2005, accounts receivable was net of allowances of $950,000 and $1,154,000, respectively.
Historically, management has found its allowance for doubtful accounts and sales discounts to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If market conditions were to decline, management may take actions to increase customer incentive offerings, possibly resulting in an incremental allowance at the time the incentive is offered.

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

Selling, general and administrative expenses were $16,556,000, or 32.1% of net sales, for the year ended June 30, 2006 compared to $19,024,000, or 32.5% of net sales, for the similar period in 2005. This decrease of $2,468,000 resulted from a decrease in salary expense and salary related costs of $857,000, consulting fees of $639,000, shipping expense and shipping related costs of $520,000, samples and design related costs of $411,000, and a net overall reduction in other general overhead expenses, partially offset by an increase in professional fees of $173,000 and royalty expense of $121,000. The decrease in salary expense and salary related costs were the result of changes in the composition of personnel. The decrease in samples and design related costs was the result of lower purchases of sample fabrics and trims and increased usage of in-house resources related to design and artwork. The decrease in shipping expense is primarily the result of lower sales, the elimination of the SB&S distribution center in January 2005 and the Pennsylvania distribution facility in December
2005. The decisions to eliminate these two facilities were made by us to enhance our competitiveness, to reduce expenses and to improve efficiencies. The decrease in consulting fees is related to the termination of our prior
Chairman's services in connection with our consulting agreement with him. The increase in professional fees is primarily related to our continuing exploration of strategic alternatives. The increase in royalty expense is primarily due to the Maidenform license agreement.

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

                                                   Payments Due by Period
                                          ----------------------------------------
                                          Within                           After 5
                                 Total    1 Year   2-3 Years   4-5 Years    Years
                                -------   ------   ---------   ---------   -------

Contractual Obligations
Note Payable (1)                $ 4,955   $4,955     $   --      $   --      $--
Note Payable Interest (2)           372      372         --          --       --
Licensing Agreement                 265      170         95          --       --
Operating Leases                  5,982    1,290      2,611       2,081       --
Consulting Agreements               133      133         --          --       --
Employment Contracts                771      771         --          --       --
Other Long-term Liability            74       15         22          30        7
                                -------   ------     ------      ------      ---
Total Contractual Obligations   $12,552   $7,706     $2,728      $2,111      $ 7
                                =======   ======     ======      ======      ===

                                                 Amount of Commitment Expiration
                                                            Per Period
                                  Total     ----------------------------------------
                                 Amounts    Within                           After 5
                                Committed   1 Year   2-3 Years   4-5 Years    Years
                                ---------   ------   ---------   ---------   -------

Other Commercial Commitments
Letters of Credit                 $7,507    $7,507      $--         $--        $--
                                  ------    ------      ---         ---        ---
Total Commercial Commitments      $7,507    $7,507      $--         $--        $--
                                  ======    ======      ===         ===        ===

(1)  Note Payable is a less than one-year obligation because the financial institution may demand payment at any time. Interest on outstanding borrowings is payable at a variable rate per annum, equal to the prime rate less 0.75% (our current borrowing rate at June 30, 2006 was 7.50%).

(2)  Note Payable Interest assumes that the principal amount outstanding on the
     Company's line of credit is paid in full on June 30, 2007, that the principal amount to be repaid on that date will be $4,955,000 and that the interest rate will be 7.50% (the Company's current borrowing rate at June
     30, 2006).

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

Net cash used in operating activities for the year ended June 30, 2006 was
$1,267,000 resulting primarily from the Company's loss of $2,450,000 excluding the gain on insurance recovery of $1,450,000, the increase in accounts receivable of $576,000 and the decrease in accrued expenses and other liabilities of $679,000, offset by the decrease in inventory of $2,749,000. The decrease in inventory was primarily in finished goods. This reduction in inventory was due to customer orders being scheduled to ship later in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006, resulting in finished goods arriving later, as well as better inventory management.

Net cash provided by investing activities of $1,109,000 consisted of insurance proceeds of $1,424,000 associated with damage to our Poplarville, MS building from Hurricane Katrina offset by purchases of property, plant and equipment of
$315,000.

Net cash provided by financing activities of $161,000 resulted from net proceeds from short-term borrowings.

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

ITEM 8. FINANCIAL STATEMENTS.

                                                                           PAGE
                                                                         -------
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm                     10

Consolidated Balance Sheets at June 30, 2006 and 2005                       11

Consolidated Statements of Operations for the fiscal
   years ended June 30, 2006, 2005 and 2004                                 12

Consolidated Statements of Shareholders' Equity for
   the fiscal years ended June 30, 2006, 2005 and 2004                      13

Consolidated Statements of Cash Flows for the
   fiscal years ended June 30, 2006, 2005 and 2004                       14 - 15

Notes to Consolidated Financial Statements                               16 - 29

FINANCIAL STATEMENT SCHEDULE:

   For the fiscal years ended June 30, 2006, 2005 and 2004:
      II - Valuation and Qualifying Accounts                                30

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

As discussed in Note 18, the accompanying fiscal 2006 consolidated statement of cash flows has been restated.

/s/ Mahoney Cohen & Company, CPA, P.C.

New York, New York
August 24, 2006, except for Note 18 for which the date is January 16, 2007

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

MOVIE STAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2006, 2005, AND 2004
(IN THOUSANDS)

                                                                                 2006        2005      2004
                                                                              ----------   -------   -------
                                                                              (RESTATED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                            $(1,000)   $(3,122)  $   128
   Adjustments to reconcile net (loss) income to net cash
      (used in) provided by operating activities:
      Gain on insurance recovery                                                 (1,450)        --        --
      Depreciation and amortization                                                 316        406       410
      Provision for sales allowances and doubtful accounts                          480       (539)      316
      Stock compensation expense                                                     19         --        --
      Deferred income taxes                                                        (477)    (2,014)       64
      Deferred lease liability                                                       24         32        59
      Issuance of common stock for directors' fees                                   69         20        --
   (Increase) decrease in operating assets, net of acquisition of business:
      Receivables                                                                  (576)     2,154     1,099
      Inventory                                                                   2,749     (2,919)    4,454
      Prepaid expenses and other current assets                                    (404)       218      (223)
      Other assets                                                                  (31)       (91)      (71)
   (Decrease) increase in operating liabilities:
      Accounts payable                                                             (307)     1,637      (951)
      Accrued expenses and other liabilities                                       (679)       740      (597)
                                                                                -------    -------   -------
         Net cash (used in) provided by operating activities                     (1,267)    (3,478)    4,688
                                                                                -------    -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                      (315)      (225)     (209)
   Proceeds from insurance recovery                                               1,424         --        --
   Acquisition of Sidney Bernstein & Son business                                    --     (3,456)       --
                                                                                -------    -------   -------
         Net cash provided by (used in) investing activities                      1,109     (3,681)     (209)
                                                                                -------    -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of capital lease obligations                                           --         --       (27)
   Net proceeds from (repayments of) revolving line of credit                    (4,794)     4,794    (2,277)
   Proceeds from new revolving line of credit                                     4,955         --        --
   Proceeds from exercise of employee stock options                                  --         22       133
                                                                                -------    -------   -------
         Net cash provided by (used in) financing activities                        161      4,816    (2,171)
                                                                                -------    -------   -------
Effect of exchange rate changes on cash                                              22         (6)       --
                                                                                -------    -------   -------
NET INCREASE (DECREASE) IN CASH                                                      25     (2,349)    2,308
CASH, BEGINNING OF YEAR                                                             178      2,527       219
                                                                                -------    -------   -------
CASH, END OF YEAR                                                               $   203    $   178   $ 2,527
                                                                                =======    =======   =======

                                                                     (Continued)

MOVIE STAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2006, 2005, AND 2004
(IN THOUSANDS)

                                                                                 2006        2005     2004
                                                                              ----------   -------   -------
                                                                              (RESTATED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
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

                                                                     YEARS ENDED JUNE 30,
                                                                  -------------------------
                                                                    2006      2005     2004
                                                                  -------   -------   -----

     Net (loss) income, as reported                               $(1,000)  $(3,122)  $ 128
     Add stock-based employee compensation expense,
        included in reported net (loss) income, net of taxes           11        --      --
     Deduct stock-based employee compensation expense
        determined under fair value based method, net of taxes        (11)      (30)    (15)
                                                                  -------   -------   -----
     Pro forma net (loss) income                                  $(1,000)  $(3,152)  $ 113
                                                                  =======   =======   =====

     Basic and diluted net (loss) income per share, as reported   $  (.06)  $  (.20)  $ .01
                                                                  =======   =======   =====
     Pro forma basic and diluted net (loss) income per share      $  (.06)  $  (.20)  $ .01
                                                                  =======   =======   =====

     The fair value of option grants were calculated with the following weighted-average assumptions:

                                 2006        2005
                               -------   -----------
     Risk-free interest rate    4.56%    3.5% - 4.0%
     Expected life             7 years     7 years
     Expected volatility          54%      36% - 63%
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

     Foreign Currency Translation - The assets and liabilities of the Company's
     Canadian subsidiary are translated into U.S. dollars at current exchange rates on the balance sheet date and revenue and expenses are translated at average exchange rates for the respective years. The net exchange differences resulting from these translations are recorded as a translation adjustment which is a component of shareholders' equity. Cinejour Lingerie
     Inc.'s functional currency is the Canadian Dollar.

     Foreign Currency Transactions - The Company considers the United States
     Dollar to be the functional currency of its overseas offices. Foreign currency gains and losses, which are immaterial, are recorded in selling, general and administrative expenses on the consolidated statement of operations.

     Segment Reporting - The Company operates in one segment with revenues generated in the United States and Canada as follows (in thousands):

                        FISCAL YEARS ENDED JUNE 30,
                        ---------------------------
                          2006      2005      2004
                        -------   -------   -------
     Net Sales
        United States   $49,753   $58,214   $53,691
        Canada            1,886       319        --
                        -------   -------   -------
                        $51,639   $58,533   $53,691
                        =======   =======   =======

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
                                                                ---------------
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
                                                                ======   =======

4.   RECEIVABLES

     Receivables consist of the following:

                                                                    JUNE 30,
                                                                ---------------
                                                                 2006     2005
                                                                ------   ------
                                                                 (IN THOUSANDS)
     Trade                                                      $7,017   $7,086
     Other                                                           7       41
                                                                ------   -------
                                                                 7,024    7,127
     Less allowance for doubtful accounts and sales discounts     (950)  (1,154)
                                                                ------   -------
                                                                $6,074   $5,973
                                                                ======   ======

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                                    JUNE 30,
                                                                ---------------
                                                                 2006     2005
                                                                ------   ------
                                                                 (IN THOUSANDS)
     Land, buildings and improvements                           $1,212   $  989
     Machinery and equipment                                       573      566
     Office furniture and equipment                              1,182    1,188
     Leasehold improvements                                        279      277
                                                                ------   ------
                                                                 3,246    3,020
     Less accumulated depreciation and amortization             (2,408)  (2,265)
                                                                ------   ------
                                                                $  838   $  755
                                                                ======   ======

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

6.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:

                                                    JUNE 30,
                                                 --------------
                                                 2006     2005
                                                 ----    ------
                                                 (IN THOUSANDS)
     Insurance                                   $133    $  129
     Salary, commissions and employee benefits    240       559
     Consulting fees                              113       450
     Other                                        327       329
                                                 ----    ------
                                                 $813    $1,467
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
                                                             ======   ======

     The (benefit from) provision for income taxes is comprised as follows:

                                                          YEARS ENDED JUNE 30,
                                                         ----------------------
                                                          2006     2005    2004
                                                         -----   -------   ----
                                                              (IN THOUSANDS)
     Current:
        Federal                                          $  --   $    10   $(12)
                                                         -----   -------   ----
        State and local                                      9        50     42
                                                         -----   -------   ----
                                                             9        60     30
                                                         -----   -------   ----
     Deferred
        Federal                                           (406)   (1,712)    54
        State and local                                    (71)     (302)    10
                                                         -----   -------   ----
                                                          (477)   (2,014)    64
                                                         -----   -------   ----
                                                         $(468)  $(1,954)  $ 94
                                                         =====   =======   ====

     Reconciliation of the U.S. statutory rate with the Company's effective tax rate (benefit) is summarized as follows:

                                                           YEARS ENDED JUNE 30,
                                                           --------------------
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

                                            2006               2005                  2004
                                    ------------------   ------------------   ------------------
                                             WEIGHTED-            WEIGHTED-            WEIGHTED-
                                              AVERAGE              AVERAGE              AVERAGE
                                              EXERCISE             EXERCISE             EXERCISE
         FIXED OPTIONS              SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
---------------------------------   ------   ---------   ------   ---------   ------   ---------

Outstanding - beginning of year      1,158      $.81      1,005     $ .71      1,210      $.70
Granted                                 40       .63        248      1.42         --        --
Exercised                               --        --        (20)     1.13       (205)      .65
Canceled                                --        --        (75)     1.40         --        --
                                     -----      ----      -----     -----      -----      ----
Outstanding - end of year            1,198      $.80      1,158     $ .81      1,005      $.71
                                     =====      ====      =====     =====      =====      ====
Exercisable - end of year            1,058      $.75      1,023     $ .73        945      $.71
                                     =====      ====      =====     =====      =====      ====
Weighted-average fair value of
  options granted during the year               $.38                $ .73                 $ --
                                                ====                =====                 ====

                       OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
---------------------------------------------------------------   -------------------------------
                                    WEIGHTED-
                                     AVERAGE
                      NUMBER        REMAINING       WEIGHTED-                         WEIGHTED-
   RANGE OF       OUTSTANDING AT   CONTRACTUAL       AVERAGE      EXERCISABLE AT       AVERAGE
EXERCISE PRICES   JUNE 30, 2006    LIFE IN YRS   EXERCISE PRICE    JUNE 30, 2006   EXERCISE PRICE
---------------   --------------   -----------   --------------   --------------   --------------

$.625 - $.6875           825           2.02           $ .63              785            $ .63
 $.875 - $1.45           373           5.83            1.18              273             1.08
                       -----           ----           -----            -----            -----
                       1,198           3.21           $ .80            1,058            $ .75
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
                                          ===             ====

     All stock options are granted at fair market value of the common stock at grant date. As of June 30, 2006, there was $71,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.7 years.

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

                                                                       YEARS ENDED JUNE 30,
                                                                   --------------------------
                                                                     2006      2005      2004
                                                                   -------   -------   ------
                                                                (IN THOUSANDS, EXCEPT PER SHARE)

     BASIC:
        Net (loss) income                                          $(1,000)  $(3,122)  $   128
                                                                   =======   =======   =======
        Weighted average number of shares outstanding               15,700    15,625    15,574
                                                                   =======   =======   =======
        Basic net (loss) income per share                          $  (.06)  $  (.20)  $   .01
                                                                   =======   =======   =======
     DILUTED:
        Net (loss) income                                          $(1,000)  $(3,122)  $   128
                                                                   =======   =======   =======
        Weighted average number of shares outstanding               15,700    15,625    15,574
        Shares issuable upon conversion of stock options                --        --       588
        Shares issuable upon conversion of warrants                     --        --        37
                                                                   -------   -------   -------
        Total average number of equivalent shares outstanding       15,700    15,625    16,199
                                                                   =======   =======   =======
        Diluted net (loss) income per share                        $  (.06)  $  (.20)  $   .01
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

18.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

     The Company has determined that it is necessary to restate its consolidated statements of cash flows for fiscal 2006 in order to reclassify the cash proceeds received of $1,424,000 from the insurance recovery relating to the
     Company's building damage caused by Hurricane Katrina. The restatement did not have an effect on the Company's net loss or net loss per share.

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
                                                    June 5, 2006.

EXHIBIT
NUMBER    EXHIBIT                                   METHOD OF FILING
-------   -------                                   ----------------

10.1      1994 Incentive Stock Option Plan          Incorporated by reference as Exhibit 10.3.1
                                                    to Form 10-K for fiscal year ended June 30,
                                                    1994 and filed on October 12, 1994.

10.2      Amended and Restated 1988                 Incorporated by reference as Exhibit 10.2 to
          Non-Qualified Stock Option Plan           Form 10-K for fiscal year ended June 30,
                                                    2006 and filed on September 27, 2006.

10.3      2000 Performance Equity Plan              Incorporated by reference as Exhibit 4.1 to
                                                    Form S-8 and filed on April 1, 2005.

10.4      Agreement dated as of July 1, 1999        Incorporated by reference as Exhibit 10.11
          between Mark M. David and the Company     to Form 10-K for fiscal year ended June 30,
          providing for retirement benefits to      1999 and filed on September 28, 1999.
          Mr. David.

10.5      Agreement dated as of January 1, 2003     Incorporated by reference as Exhibit 10.17
          between BENJAM Consulting LLC and the     to Form 10-Q for the quarter ended December
          Company replacing the Agreement dated     31, 2002 and filed on February 13, 2003.
          as of July 1, 1999 between Mark M.
          David and the Company for Mr. David's
          consulting services.

10.6      Employment Agreement dated as of July     Incorporated by reference as Exhibit 10.18
          1, 2002 between Melvyn Knigin and the     to Form 10-Q for the quarter ended December
          Company replacing the Agreement dated     31, 2002 and filed on February 13, 2003.
          as of February 22, 2000.

10.7      Letter dated January 28, 2003 from        Incorporated by reference as Exhibit 10.19
          Melvyn Knigin to the Company for the      to Form 10-Q for the quarter ended December
          surrender and forfeiture of Mr.           31, 2002 and filed on February 13, 2003.
          Knigin's stock options.

10.8      Non-Employee Director Compensation        Incorporated by reference as Exhibit 10.13
          Plan effective January 1, 2005            to Form 8-K dated December 6, 2004 and filed
          between the Directors and the Company.    on December 14, 2004.

10.9      Form of Non-Employee Director             Incorporated by reference as Exhibit 10.14
          Non-Qualified Stock Option Agreement      to Form 8-K dated December 6, 2004 and filed
                                                    on December 14, 2004.

10.10     Employment Agreement effective July       Incorporated by reference as Exhibit 10.15
          1, 2004 between Saul Pomerantz and        to Form 8-K dated December 10, 2004 and
          the Company.                              filed on December 15, 2004.

10.11     Non-Qualified Stock Option Agreement      Incorporated by reference as Exhibit 10.16
          dated as of December 10, 2004 between     to Form 8-K dated December 10, 2004 and
          Saul Pomerantz and the Company.           filed on December 15, 2004.

10.12     Employment Agreement effective July       Incorporated by reference as Exhibit 10.17
          1, 2004 between Thomas Rende and the      to Form 8-K dated December 10, 2004 and
          Company.                                  filed on December 15, 2004.

EXHIBIT
NUMBER    EXHIBIT                                   METHOD OF FILING
-------   -------                                   ----------------

10.13     Non-Qualified Stock Option Agreement      Incorporated by reference as Exhibit 10.18
          dated as of December 10, 2004 between     to Form 8-K dated December 10, 2004 and
          Thomas Rende and the Company.             filed on December 15, 2004.

10.14     Amendment dated as of September 19,       Incorporated by reference as Exhibit 10.16
          2005 to Agreement dated as of January     to Form 10-K for fiscal year ended June 30,
          1, 2003 between BENJAM Consulting LLC     2005 and filed on September 27, 2005.
          and the Company.

10.15     Accounts Receivable Financing Agreement   Incorporated by reference as Exhibit 10.19
          dated as of June 30, 2006 between CIT     to Form 8-K dated June 30, 2006 and filed
          Commercial Services and the Company.      on July 5, 2006.

10.16     Inventory Security Agreement dated as     Incorporated by reference as Exhibit 10.20
          of June 30, 2006 between CIT              to Form 8-K dated June 30, 2006 and filed on
          Commercial Services and the Company.      July 5, 2006.

10.17     Letter of Credit Agreement dated as       Incorporated by reference as Exhibit 10.21
          of June 30, 2006 between CIT              to Form 8-K dated June 30, 2006 and filed on
          Commercial Services and the Company       July 5, 2006.

10.18     Letter Agreement dated June 30, 2006      Incorporated by reference as Exhibit 10.22
          by and between the Company and each       to Form 8-K dated June 30, 2006 and filed on
          of Joel Simon and Michael Salberg         July 5, 2006.

14        Code of Ethics                            Incorporated by Reference as Appendix A to
                                                    Definitive Proxy Statement filed October 22,
                                                    2004.

21        Subsidiary of the Company                 Incorporated by Reference as Exhibit 21 to
                                                    Form 10-K dated June 30, 2006 and filed
                                                    September 27, 2006

23        Consent of Independent Registered         Filed herewith.
          Public Accounting Firm

31.1      Certification by Chief Executive          Filed herewith.
          Officer

31.2      Certification by Principal Financial      Filed herewith.
          and Accounting Officer

32        Section 1350 Certification                Filed herewith.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: January 29, 2007                    MOVIE STAR, INC.

                                           By: /s/ Thomas Rende
                                               ---------------------------------
                                           Thomas Rende
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)