Form 10-Q
period 2006-12-31
MOVIE STAR INC /NY/
filed 2007-02-13
CIK 93631

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
     of 1934

For the quarter ended December 31, 2006

[_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from ________________ to ________________

                         Commission File Number 1-5893

                                MOVIE STAR, INC.
             (Exact name of Registrant as specified in its charter)

              New York                                 13-5651322
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)               Identification Number)

       1115 Broadway, New York, NY                       10010
(Address of principal executive offices)               (Zip Code)

                                 (212) 798-4700
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

     Yes [_]   No [X]

The number of common shares outstanding on January 31, 2007 was 16,410,196.

                                MOVIE STAR, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                                TABLE OF CONTENTS

                                                                                 PAGE
                                                                                -----

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

      Consolidated Condensed Balance Sheets at December 31, 2006 (Unaudited),
      June 30, 2006 (Audited) and December 31, 2005 (Unaudited)                   3

      Consolidated Statements of Income (Unaudited) for the
      Three and Six Months Ended December 31, 2006 and 2005                       4

      Consolidated Condensed Statements of Cash Flows (Unaudited) for the
      Six Months Ended December 31, 2006 and 2005                                5-6

      Notes to Consolidated Condensed Unaudited Financial Statements            7-10

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                  11-17

   Item 3. Quantitative and Qualitative Disclosures About Market Risk           17-18

   Item 4. Controls and Procedures                                               18

PART II. OTHER INFORMATION

   Item 1A. Risk Factors                                                         19

   Item 6. Exhibits                                                              20

Signatures                                                                       21

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                                MOVIE STAR, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                  December 31,   June 30,   December 31,
                                                                      2006         2006*        2005
                                                                  ------------   --------   ------------
                                                                   (Unaudited)               (Unaudited)

                             Assets
Current Assets
   Cash                                                             $    90      $   203      $   272
   Receivables, net                                                  10,090        6,074       10,377
   Inventory                                                         10,168        8,981        7,233
   Deferred income taxes                                              1,728        1,914        2,125
   Prepaid expenses and other current assets                            244          801          696
                                                                    -------      -------      -------
      Total current assets                                           22,320       17,973       20,703
Property, plant and equipment, net                                    1,028          838          686
Deferred income taxes                                                 2,915        3,296        2,473
Goodwill                                                                537          537          537
Assets held for sale                                                     --          174          174
Other assets                                                            453          403          439
                                                                    -------      -------      -------
      Total assets                                                  $27,253      $23,221      $25,012
                                                                    =======      =======      =======

              Liabilities and Shareholders' Equity
Current Liabilities
Note payable                                                        $ 7,651      $4 ,955      $ 7,018
Current maturity of capital lease obligation                             55           --           --
Accounts payable and other current liabilities                        4,074        4,086        2,633
                                                                    -------      -------      -------
      Total current liabilities                                      11,780        9,041        9,651
                                                                    -------      -------      -------
Long-term liabilities                                                   434          398          387
                                                                    -------      -------      -------
Commitments and Contingencies                                            --           --           --
Shareholders' equity
   Common stock, $.01 par value - authorized 30,000,000 shares;
      issued 17,960,000 shares at December 31, 2006,
      17,755,000 shares at June 30, 2006 and
      17,703,000 shares at December 31, 2005                            180          178          177
   Additional paid-in capital                                         5,180        4,834        4,789
   Retained earnings                                                 13,305       12,361       13,600
   Accumulated other comprehensive (loss) income                         (8)          27           26
   Treasury stock, at cost--2,017,000 shares                         (3,618)      (3,618)      (3,618)
                                                                    -------      -------      -------
      Total shareholders' equity                                     15,039       13,782       14,974
                                                                    -------      -------      -------
Total liabilities and shareholders' equity                          $27,253      $23,221      $25,012
                                                                    =======      =======      =======

*    Derived from audited financial statements.

See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                        Three Months Ended    Six Months Ended
                                                           December 31,         December 31,
                                                        ------------------   -----------------
                                                           2006      2005      2006      2005
                                                         -------   -------   -------   -------

Net sales                                                $17,524   $17,867   $36,214   $31,504
Cost of sales                                             11,462    12,586    24,329    22,510
                                                         -------   -------   -------   -------
   Gross profit                                            6,062     5,281    11,885     8,994
Selling, general and administrative expenses               4,580     4,097     9,067     8,312
Merger related fees                                          803        --     1,342        --
Gain on sale of property, plant and equipment               (496)       --      (496)       --
                                                         -------   -------   -------   -------
   Income from operations                                  1,175     1,184     1,972       682
Interest expense                                             212       167       399       284
                                                         -------   -------   -------   -------
Income before provision for income taxes                     963     1,017     1,573       398
Provision for income taxes                                   385       407       629       159
                                                         -------   -------   -------   -------
   Net income                                            $   578   $   610   $   944   $   239
                                                         =======   =======   =======   =======
   BASIC NET INCOME PER SHARE                            $   .04   $   .04   $   .06   $   .02
                                                         =======   =======   =======   =======
   DILUTED NET INCOME PER SHARE                          $   .04   $   .04   $   .06   $   .02
                                                         =======   =======   =======   =======
Basic weighted average number of shares outstanding       15,810    15,684    15,786    15,672
                                                         =======   =======   =======   =======
Diluted weighted average number of shares outstanding     16,232    15,698    16,090    15,760
                                                         =======   =======   =======   =======

See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                              Six Months Ended
                                                                December 31,
                                                             -----------------
                                                               2006      2005
                                                             -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $   944   $   239
   Adjustments to reconcile net income to net cash used in
      operating activities:
   Gain on sale of property, plant and equipment                (496)       --
   Depreciation and amortization                                 170       189
   Provision for sales allowances and doubtful accounts          512       734
   Stock-based compensation expense                              187         5
   Deferred income taxes                                         567       135
   Deferred lease liability                                       (9)        3
   Issuance of common stock for directors' fees                   42        37
(Increase) decrease in operating assets:
   Receivables                                                (4,527)   (5,135)
   Inventory                                                  (1,187)    4,497
   Prepaid expenses and other current assets                     537      (324)
   Other assets                                                   17       (24)
(Decrease) in operating liabilities:
   Accounts payable and other liabilities                       (156)   (2,414)
                                                             -------   -------
   Net cash used in operating activities                      (3,399)   (2,058)
                                                             -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                      (208)      (80)
Proceeds from insurance recovery                                  26        --
Proceeds from sale of property, plant and equipment              698        --
                                                             -------   -------
   Net cash provided by (used in) investing activities           516       (80)
                                                             -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease obligation                           (32)       --

Proceeds from revolving line of credit, net                    2,696     2,224
Proceeds from exercise of employee stock options                 119        --
                                                             -------   -------
   Net cash provided by financing activities                   2,783     2,224
                                                             -------   -------
Effect of exchange rate changes on cash                          (13)        8
                                                             -------   -------
NET (DECREASE) INCREASE IN CASH                                 (113)       94
CASH, beginning of period                                        203       178
                                                             -------   -------
CASH, end of period                                          $    90   $   272
                                                             =======   =======

                                                                        (Cont'd)

                                MOVIE STAR, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                              Six Months Ended
                                                                December 31,
                                                              ----------------
                                                                 2006   2005
                                                                 ----   ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during period for:
      Interest                                                   $339   $230
                                                                 ====   ====
      Income taxes                                               $  9   $ 24
                                                                 ====   ====
SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING ACTIVITIES:
Acquisition of equipment, software and maintenance contract
through assumption of capital lease obligation                   $170   $ --
                                                                 ====   ====

                                                                     (Concluded)

See notes to consolidated condensed unaudited financial statements.

                                MOVIE STAR, INC.
         NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL STATEMENTS

     In the opinion of Movie Star, Inc. ("Company"), the accompanying consolidated condensed unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 2006 and the results of operations and cash flows for the six months ended December 31,
     2006 and 2005.

     The consolidated condensed financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company's year-end financial statements. The June 30, 2006 consolidated condensed balance sheet was derived from the Company's audited financial statements. The results of operations for the three and six months ended
     December 31, 2006 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q should be read in conjunction with the Company's financial statements and notes included in the 2006
     Annual Report on Form 10-K as amended.

2.   STOCK OPTIONS

     The Company accounts for its stock-based employee compensation arrangements under SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"), which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

     During the quarter ended December 31, 2006, the Company granted to three of its officers options to purchase an aggregate of 700,000 shares of common stock under the 1988 Stock Option Plan at an exercise price of $1.00 per share. Of these shares, 500,000 shares vest over two years, 25% on the grant date, 25% six months after grant and 25% on the first and second anniversary. The other 200,000 shares vest 20% a year over 5 years.

     The Company also granted options to other employees to purchase an aggregate of 55,000 shares of common stock under the 2000 Performance
     Equity Plan. Options to purchase 25,000 shares are exercisable at an exercise price of $0.78 per share and options to purchase 30,000 shares are exercisable at an exercise price of $1.00 per share. These options vest at
     20% a year over five years.

     The fair value of the Black-Scholes options-pricing model was calculated with the following weighted-average assumptions used for the grant:
     risk-free interest rate 4.56%; expected life 7 years; expected volatility
     154% and expected dividends of zero. The fair value generated by the
     Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder. There were no options granted in the three and six months ended December 31, 2005.

3.   INVENTORY

     Inventory consists of the following (in thousands):

                       December 31,   June 30,   December 31,
                           2006         2006        2005
                       ------------   --------   ------------
     Raw materials        $ 1,097      $1,279       $  528
     Work-in process          336         281          363
     Finished goods         8,735       7,421        6,342
                          -------      ------       ------
                          $10,168      $8,981       $7,233
                          =======      ======       ======

4.   NOTE PAYABLE

     Effective June 30, 2006, the Company obtained a new line of credit with a financial institution. This line of credit matures on June 30, 2008. Under this line of credit, the Company may borrow up to $30,000,000, including revolving loans and letters of credit. As of December 31, 2006, the Company had outstanding borrowings of $7,651,000 under the revolving credit facility and had approximately $2,313,000 of outstanding letters of credit.
     Availability under this line of credit is subject to the Company's compliance with certain financial formulas as specified in the agreement.
     As of December 31, 2006, the Company was in compliance with its requirements under this credit facility. Pursuant to the terms of this line of credit, the Company pledged substantially all of its assets. Interest on outstanding borrowings is payable at a variable per annum rate equal to
     JPMorgan Chase Bank's prime rate less 0.75 percent (7.50 percent as of
     December 31, 2006).

5.   NET INCOME PER SHARE

     Basic net income per share has been computed by dividing the applicable net income by the weighted average number of shares outstanding. Diluted net income per share has been computed by dividing the applicable net income by the weighted average number of shares outstanding and common share equivalents. The Company's calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

                                                             Three Months Ended   Six Months Ended
                                                                 December 31,        December 31,
                                                             ------------------   -----------------
                                                               2006      2005       2006     2005
                                                             -------   --------   -------   -------

     BASIC:
     Net income                                              $   578    $   610   $   944   $   239
                                                             =======    =======   =======   =======
     Basic weighted average number of shares outstanding      15,810     15,684    15,786    15,672
                                                             =======    =======   =======   =======
     Basic net income per share                              $   .04    $   .04   $   .06   $   .02
                                                             =======    =======   =======   =======
     DILUTED:
     Net income                                              $   578    $   610   $   944   $   239
                                                             =======    =======   =======   =======
     Weighted average number of shares outstanding            15,810     15,684    15,786    15,672
        Shares issuable upon conversion of stock options         392         --       278        70
        Shares issuable upon conversion of warrants               30         14        26        18
                                                             -------    -------   -------   -------
     Total average number of equivalent shares outstanding    16,232     15,698    16,090    15,760
                                                             =======    =======   =======   =======
     Diluted net income per share                            $   .04    $   .04   $   .06   $   .02
                                                             =======    =======   =======   =======

6.   SALE OF PROPERTY, PLANT AND EQUIPMENT

     On August 14, 2006, the Company entered into a contract for the sale of the land, building and contents of the Petersburg distribution facility, previously recorded as assets held for sale. On October 17, 2006, the
     Company completed the sale of the distribution facility for approximately
     $683,000 in cash. As a result of the transaction, the Company recorded a pre-tax gain of approximately $482,000, net of related costs, in the second quarter of fiscal 2007. The Company also sold other property, plant and equipment that resulted in a pre-tax gain of approximately $14,000.

7.   SEGMENT REPORTING

     The Company operates in one segment with revenues generated in the United
     States and Canada as follows (in thousands):

                           Three Months Ended   Six Months Ended
                              December 31,        December 31,
                           ------------------   -----------------
                             2006      2005       2006      2005
                           -------   --------   -------   -------
     Net Sales
        United States      $16,679    $17,256   $35,173   $30,391
        Canada                 845        611     1,041     1,113
                           -------    -------   -------   -------
                           $17,524    $17,867   $36,214   $31,504
                           =======    =======   =======   =======

8.   MERGER AGREEMENT

     On December 18, 2006, the Company entered into an Agreement and Plan of
     Merger and Reorganization ("Merger Agreement") with FOH Holdings, Inc.
     ("Frederick's") and Fred Merger Corp. ("Merger Sub"), a wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement, Merger
     Sub will be merged with and into Frederick's, with Frederick's continuing as the surviving corporation as a wholly-owned subsidiary of the Company.
     Upon the consummation of the merger, the Company will change its name to
     "Frederick's of Hollywood Group Inc."

     The Company's Board of Directors unanimously approved the Merger Agreement and the transactions contemplated thereby on the unanimous recommendation of a Special Committee of the Board of Directors comprised entirely of independent directors ("Special Committee"). The Special Committee engaged special legal counsel and Chanin Capital, LLC ("Chanin") to serve as its financial advisor. On December 18, 2006, Chanin delivered its opinion to the Special Committee on which the Company's Board of Directors was entitled to rely, stating that, as of the date of the opinion, the consideration to be paid by the Company to the holders of Frederick's common stock was fair to the holders of the Company's common stock from a financial point of view.

     As a result of the merger, the Company anticipates issuing approximately
     23.7 million shares of its common stock to the stockholders of Frederick's as merger consideration. Approximately 50% of Frederick's common stock is owned by Tokarz Investments, LLC ("Tokarz Investments"), an affiliate of
     TTG Apparel, LLC ("TTG"), which is a current shareholder of the Company and owner of 3,532,644 shares of the Company's common stock. The other approximately 50% of Frederick's common stock is owned by accounts and funds managed by and/or affiliated with Fursa Alternative Strategies LLC
     (formerly known as Mellon HBV Alternative Strategies LLC) ("Fursa").

     In connection with the merger, the Company has agreed to issue to its shareholders non-transferable rights to purchase an aggregate of $20 million of new shares of the Company's common stock. To the extent that the
     Company's shareholders do not purchase their pro rata percentage of the
     Company's common stock in the rights offering, TTG and its affiliates, including Tokarz Investments and funds affiliated with Fursa, have agreed to purchase, on an equal basis, any such shortfall.

     The completion of the merger is subject to various conditions, including obtaining the requisite approval by the Company's shareholders of (i) the issuance of shares of the Company's common stock in connection with the transactions contemplated by the Merger Agreement and (ii) an amendment to the Company's certificate of incorporation to (a) increase the number of authorized shares of the Company's common stock to 200,000,000 shares and
     (b) authorize the issuance of up to 5,000,000 shares of preferred stock.
     The Merger Agreement also includes customary termination provisions for both the Company and Frederick's and provides that, in connection with the termination of the Merger Agreement under specified circumstances relating to the receipt by the Company of a proposal that is superior to the transaction with Frederick's, the Company may be required to pay
     Frederick's a termination fee of $300,000 plus the reimbursement of the reasonable fees and expenses of Frederick's and its stockholders relating to the merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

FORWARD LOOKING STATEMENTS

When used in this Form 10-Q and in our future filings with the Securities and
Exchange Commission, the words or phrases "will likely result," "management expects" or "we expect," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are
cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks are included in "Item 1: Business," "Item
1A: Risk Factors" and "Item 7: Management's Discussion and Analysis of Financial
Condition and Results of Operations" of the Company's Form 10-K as amended for the fiscal year ended June 30, 2006. In assessing forward-looking statements contained herein, readers are urged to carefully read those statements. Among the factors that could cause actual results to differ materially are: business conditions and growth in our industry; general economic conditions; the addition or loss of significant customers; the loss of key personnel; product development; competition; foreign government regulations; fluctuations in foreign currency exchange rates; rising costs of raw materials and the unavailability of sources of supply; and the timing of orders placed by our customers.

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

The intimate apparel business for department stores, specialty stores and regional chains is divided into four selling seasons per year. For each selling season, we create a new line of products that represent our own brand name
Cinema Etoile(R). Our brand name does not have widespread consumer recognition, although it is well known by our customers. We sell our brand name products primarily during these selling seasons. We also develop specific products for some of our larger accounts, mass merchandisers and national chains, and make between five and eight presentations throughout the year to these accounts. We do not have long-term contracts with any of our customers and therefore our business is subject to unpredictable increases and decreases in sales depending upon the size and number of orders that we receive each time we present our products to our customers.

Hurricane Katrina impacted our business operations during the quarter ended
September 30, 2005 and, to a lesser extent, the quarter ended December 31, 2005.
Our distribution center in Poplarville, Mississippi was forced to close from
August 29, 2005 to September 6, 2005 as a result of the hurricane. Because some of our employees were unable to return to work, the facility operated at less than full capacity until mid-October 2005. Notwithstanding our best efforts to minimize delays, some orders were delayed and were shipped in the second quarter of fiscal 2006 instead of the first quarter. We have resolved all of our insurance claims relating to hurricane Katrina. The claim for our loss of inventory was resolved in the

third quarter of fiscal 2006 and did not result in any significant financial adjustment. The claim for the physical damage to our distribution facilities also was resolved in the third and fourth quarter of fiscal 2006 and resulted in a gain of $1,450,000. The final claim of additional expenses incurred was resolved in the fourth quarter of fiscal 2006 and did not have a material impact on our results of operations.

On December 18, 2006, we entered into an Agreement and Plan of Merger and
Reorganization ("Merger Agreement") with FOH Holdings, Inc. ("Frederick's") and
Fred Merger Corp. ("Merger Sub"), our wholly-owned subsidiary. Under the terms of the Merger Agreement, Merger Sub will be merged with and into Frederick's, with Frederick's continuing as the surviving corporation as our wholly-owned subsidiary. Upon the consummation of the merger, we will change our name to
"Frederick's of Hollywood Group Inc."

Our Board of Directors unanimously approved the Merger Agreement and the transactions contemplated thereby on the unanimous recommendation of a Special
Committee of the Board of Directors comprised entirely of independent directors
("Special Committee"). The Special Committee engaged special legal counsel and
Chanin Capital, LLC ("Chanin") to serve as its financial advisor. On December
18, 2006, Chanin delivered its opinion to the Special Committee on which our
Board of Directors was entitled to rely, stating that, as of the date of the opinion, the consideration to be paid by us to the holders of Frederick's common stock is fair to the holders of our Company's common stock from a financial point of view.

As a result of the merger, we anticipate issuing approximately 23.7 million shares of our common stock to the stockholders of Frederick's as merger consideration. Approximately 50% of Frederick's common stock is owned by Tokarz
Investments, LLC ("Tokarz Investments"), an affiliate of TTG Apparel, LLC
("TTG"), which is a current shareholder of Movie Star and owns 3,532,644 shares of our common stock. The other approximately 50% of Frederick's common stock is owned by accounts and funds managed by and/or affiliated with Fursa Alternative
Strategies LLC (formerly known as Mellon HBV Alternative Strategies LLC)
("Fursa").

In connection with the merger, we have agreed to issue to our shareholders non-transferable rights to purchase an aggregate of $20 million of new shares of our common stock. To the extent that our shareholders do not purchase their pro rata percentage of our common stock in the rights offering, TTG and its affiliates, including Tokarz Investments and funds affiliated with Fursa, have agreed to purchase, on an equal basis, any such shortfall.

The completion of the merger is subject to various customary conditions, including obtaining the requisite approval by our shareholders of (i) the issuance of shares of our common stock in connection with the transactions contemplated by the Merger Agreement and (ii) an amendment to our certificate of incorporation to (a) increase the number of authorized shares of our common stock to 200,000,000 shares and (b) authorize the issuance of up to 5,000,000 shares of preferred stock. The Merger Agreement also includes customary termination provisions for both Movie Star and Frederick's and provides that, in connection with the termination of the Merger Agreement under specified circumstances relating to our receipt of a proposal that is superior to the transaction with Frederick's, we may be required to pay Frederick's a termination fee of $300,000 plus the reimbursement of the reasonable fees and expenses of Frederick's and its stockholders relating to the merger.

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

Our accounting policies are more fully described in Note 1 to the consolidated financial statements in our Annual Report on Form 10-K as amended for the fiscal year ended June 30, 2006. Management has identified certain critical accounting policies that are described below.

Inventory - Inventory is carried at the lower of cost or market on a first-in, first-out basis. Management writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and the age of the inventory. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Historically, management has found its write down of inventory to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. Inventory reserves were $1,015,000 at December 31, 2006 and June 30, 2006 and were $900,000 at December 31, 2005.

Accounts Receivable/Allowance for Doubtful Accounts and Sales Discounts -
Accounts receivable is net of allowance for doubtful accounts and sales discounts. An allowance for doubtful accounts is determined through the analysis of the aging of accounts receivable at the date of the financial statements. An assessment of the accounts receivable is made based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant, primarily due to the Company's history of minimal bad debts. An allowance for sales discounts is based on discounts relating to open invoices where trade discounts have been extended to customers, costs associated with potential returns of products, as well as allowable customer markdowns and operational charge backs, net of expected recoveries. These allowances are included as a reduction to net sales and are part of the provision for allowances included in accounts receivable. The foregoing results from seasonal negotiations and historic deduction trends, net of expected recoveries and the evaluation of current market conditions. As of December 31, 2006, June 30, 2006 and December
31, 2005, accounts receivable was net of allowances of $1,451,000, $950,000 and
$1,890,000, respectively. Historically, management has found its allowance for doubtful accounts and sales discounts to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If market conditions were to decline, management may take actions to increase customer incentive offerings, possibly resulting in an incremental allowance at the time the incentive is offered.

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

                                      Three Months Ended                   Six Months Ended
                                         December 31,                        December 31,
                              ---------------------------------   ---------------------------------
                                    2006              2005              2006              2005
                              ---------------   ---------------   ---------------   ---------------

Net sales                     $17,524   100.0%  $17,867   100.0%  $36,214   100.0%  $31,504   100.0%
Cost of sales                  11,462    65.4    12,586    70.4    24,329    67.2    22,510    71.5
                              -------   -----   -------   -----   -------   -----   -------   -----
   Gross profit                 6,062    34.6     5,281    29.6    11,885    32.8     8,994    28.5
Selling, general and
   administrative expenses      4,580    26.1     4,097    22.9     9,067    25.0     8,312    26.4
Merger related fees               803     4.6       -0-     -0-     1,342     3.7       -0-     -0-
Gain on sale of property,
   plant and equipment           (496)   (2.8)      -0-     -0-      (496)   (1.4)      -0-     -0-
                              -------   -----   -------   -----   -------   -----   -------   -----
Income from operations          1,175     6.7     1,184     6.6     1,972     5.4       682     2.2
Interest expense                  212     1.2       167     0.9       399     1.1       284     0.9
                              -------   -----   -------   -----   -------   -----   -------   -----
Income before provision for
   income taxes                   963     5.5     1,017     5.7     1,573     4.3       398     1.3
Provision for income taxes        385     2.2       407     2.3       629     1.7       159     0.5
                              -------   -----   -------   -----   -------   -----   -------   -----
Net income                    $   578     3.3%  $   610     3.4%  $   944     2.6%  $   239     0.8%
                              =======   =====   =======   =====   =======   =====   =======   =====

Percent amounts may not add due to rounding.

RESULTS OF OPERATIONS

Net sales for the three months ended December 31, 2006 decreased $343,000 to
$17,524,000 from $17,867,000 in the comparable period in 2005. Net sales for the six months ended December 31, 2006 increased by $4,710,000 to $36,214,000 from
$31,504,000 in the comparable period in 2005. The reduction in sales for the second quarter was primarily due to orders being shipped in the second quarter last year instead of the first quarter as a result of hurricane Katrina. The increase for the six month period was primarily due to an increase in shipments to our largest customer, and to a lesser degree, an increase in shipments to
Frederick's, partially offset by a net overall decrease in shipments to other customers.

We expect sales for the second half of fiscal 2007 to be higher than the second half of fiscal 2006. At December 31, 2006, our backlog of orders was approximately $25,241,000 as compared to $16,995,000 at December 31, 2005.

The gross profit percentage increased to 34.6% and 32.8% for the three and six months ended December 31, 2006, respectively from 29.6% and 28.5% in the same periods in the prior year. The higher overall margin resulted from a better product mix in the current year, creating a higher initial gross margin and lower markdowns and charge backs in the current year. Also, we had additional costs related to hurricane Katrina in the prior year, which negatively affected the prior year's gross margin.

As a result of differences among the accounting policies of companies in the apparel industry relating to whether certain items of expense are included in cost of sales rather than being included as selling expenses, the reported gross profits of different companies, including our own, may not be directly comparable. For example, we record the costs of preparing merchandise for shipment, including warehousing costs and shipping and handling costs, as a selling expense, rather than a cost of sale. Therefore, our gross profit is higher than it would be if such costs were included in cost of sales.

Selling, general and administrative expenses were $4,580,000, or 26.1% of net sales for the three months ended December 31, 2006, as compared to $4,097,000, or 22.9% of net sales for the same period in 2005. This increase of $483,000 resulted primarily from an increase in stock compensation expense of $179,000 and salary and related costs of $149,000, and a net overall increase in other selling, general and administrative expenses, partially offset by expenses related to hurricane Katrina in the prior year of $77,000. The increase in stock compensation expense was the result of options being issued to six employees in the second quarter, three of whom are executive officers. The increase in salary expense and related costs was the result of an increase in the number of employees in the current year. The hurricane related expenses in the prior year were related to hurricane Katrina.

Selling, general and administrative expenses were $9,067,000, or 25.0% of net sales for the six months ended December 31, 2006, as compared to $8,312,000, or
26.4% of net sales for the same period in 2005. This increase of $755,000 resulted primarily from an increase in salary and related costs of $308,000, stock compensation expense of $182,000, shipping expense and related costs of
$102,000, legal expense of $85,000 and a net overall increase in other selling, general and administrative expenses, partially offset by expenses related to hurricane Katrina in the prior year of $138,000. The increase in salary expense and related costs was the result of an increase in the number of employees in the current year. The increase in stock compensation expense was the result of options being issued to employees in the second quarter, as described above. The increase in shipping expense and related costs was the result of higher sales.
The increase in legal fees resulted from an increase in general corporate matters requiring services of outside counsel. The hurricane related expenses in the prior year were related to hurricane Katrina.

In connection with our previously announced merger with Frederick's, we have incurred merger related fees of $803,000 and $1,342,000, respectively, for the three and six months ended December 31, 2006. Included in the merger related fees are legal fees, costs associated with our financial advisor, which included the issuance of a fairness opinion to our Special Committee and accounting costs for due diligence.

We recorded a gain on the sale of property, plant and equipment in the second quarter ended December 31, 2006 of $496,000, which resulted primarily from the sale of our closed distribution facility in Petersburg, Pennsylvania. On August
14, 2006, we entered into a contract for the sale of the land, building and contents of that facility. On October 17, 2006, we completed the sale for approximately $683,000 in cash. As a result of that transaction, we recorded a gain of approximately $482,000, net of related costs.

We recorded income from operations of $1,175,000 and $1,972,000 for the three and six months ended December 31, 2006 as compared to $1,184,000 and $682,000 for the same three and six month periods in the prior year. The decrease for the three month period was due to lower sales, higher selling, general and administrative expenses and merger related fees, partially offset by a higher gross margin and the gain on the sale of property, plant and equipment. The increase for the six month period was due to higher sales, a higher gross margin and the gain on the sale of property, plant and equipment, partially offset by higher selling, general and administrative expenses as well as merger related fees.

Interest expense for the three and six months ended December 31, 2006 increased to $212,000 and $399,000, as compared to $167,000 and $284,000 in the comparable periods in 2005, respectively. These increases were due primarily to higher interest rates for the current fiscal year's three and six month periods, as compared to the prior year and, to a lesser degree, higher borrowing levels in the current year.

We recorded a provision for income taxes of $385,000 and $629,000 for the three and six months ended December 31, 2006, as compared to $407,000 and $159,000 for the same periods in the prior year, respectively. We utilized an estimated income tax rate of 40% in all periods.

NET INCOME

We had net income of $578,000 and $944,000 for the three and six months ended
December 31, 2006, as compared to $610,000 and $239,000 for the same periods in the prior year, respectively. The decrease for the three month period was due to lower sales, higher selling, general and administrative expenses, merger related fees and higher interest costs partially offset by a higher gross margin, the gain on the sale of property, plant and equipment and a lower provision for income taxes. The increase for the six month period was due to higher sales, a higher gross margin and the gain on the sale of property, plant and equipment, partially offset by higher selling, general and administrative expenses, merger related fees, higher interest costs and a higher provision for income taxes.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended December 31, 2006 was $3,399,000, resulting primarily from, the increase in accounts receivable of
$4,527,000 and the increase in inventory of $1,187,000, partially offset by net income. This increase in accounts receivable is due to higher sales in the quarter ended December 31, 2006, as compared to sales for the quarter ended June
30, 2006. The increase in inventory is primarily in finished goods and is due to the timing of orders to be shipped in the quarter ending March 31, 2007 as compared to same quarter in the prior year.

Net cash provided by investing activities of $516,000 consisted of proceeds from the sales of property, plant and equipment of $698,000 and insurance proceeds of
$26,000 associated with damage to our Poplarville, Mississippi distribution facility from hurricane Katrina, offset by purchases of property, plant and equipment of $208,000.

Net cash provided by financing activities of $2,783,000 resulted from net proceeds from short-term borrowings of $2,696,000 and proceeds of $119,000 from the exercise of stock options, offset by the repayments of capital lease obligations of $32,000.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of December 31, 2006 (in thousands):

                                           Payments Due by Period
                                ---------------------------------------------------
                                          Within                            After 5
                                 Total    1 Year    2-3 Years   4-5 Years    Years
                                -------   -------   ---------   ---------   -------

Contractual Obligations
Note Payable (1)                $ 7,651   $ 7,651    $   --      $   --       $--
Note Payable Interest (2)           574       574        --          --        --
Capital Lease Obligation            147        61        86          --        --
Licensing Agreement                 190       190        --          --        --
Operating Leases                  5,349     1,299     2,631       1,419        --
Consulting Agreements               113       113        --          --        --
Employment Contracts              3,813     1,345     2,048         420        --
Long-term Liability                  90        15        36          39        --
                                -------   -------    ------      ------       ---
Total Contractual Obligations   $17,927   $11,248    $4,801      $1,878       $--
                                =======   =======    ======      ======       ===

                                    Amount of Commitment Expiration Per Period
                                ---------------------------------------------------
                                  Total
                                 Amounts    Within                          After 5
                                Committed   1 Year   2-3 Years   4-5 Years   Years
                                ---------   ------   ---------   --------   -------

Other Commercial Commitments
Letters of Credit                 $2,313    $2,313      $--         $--       $--
                                  ------    ------      ---         ---       ---
Total Commercial Commitments      $2,313    $2,313      $--         $--       $--
                                  ======    ======      ===         ===       ===

(1)  Note Payable is a less than one-year obligation because the financial institution may demand payment at any time. Interest on outstanding borrowings is payable at a variable rate per annum, equal to the prime rate less 0.75% (our current borrowing rate at December 31, 2006 was 7.50%).

(2)  Note Payable Interest assumes that the principal amount outstanding on our line of credit is paid in full on December 31, 2007, that the principal amount to be repaid on that date will be $7,651,000 and that the interest rate will be 7.50% (our current borrowing rate at December 31, 2006).

We have no obligations that have a provision for increased or accelerated payments, except in respect of defaults.

NOTE PAYABLE

Effective June 30, 2006, we obtained a new revolving line of credit of up to
$30,000,000. This revolving line of credit and letter of credit facility expires on June 30, 2008 and is sufficient for our projected needs for operating capital and letters of credit to fund the purchase of imported goods through June 30,
2008. Direct borrowings under this line bear interest at the J.P. Morgan Chase
Bank prime rate less .75 percent, per annum. Availability under the line of credit is subject to our compliance with certain agreed upon financial formulas.
We were in compliance with our requirements under this facility at December 31,
2006. This line of credit is secured by substantially all of our assets.

FUTURE FINANCING REQUIREMENTS

For the six months ended December 31, 2006, our working capital increased by
$1,608,000 to $10,540,000, primarily due to income from operations and the sale of property, plant and equipment.

We believe the available borrowing under our revolving line of credit, along with anticipated operating cash flows, will be sufficient to cover our working capital requirements through June 30, 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to changes in the J.P. Morgan Chase Bank prime rate based on the
Federal Reserve actions and general market interest fluctuations. We believe that moderate interest rate increases or decreases

will not have a material impact on our results of operations, or financial position, in the foreseeable future. For the six months ended December 31, 2006, borrowings peaked during the period at $15,831,000 and the average daily amount of borrowings was $9,738,000.

IMPORTS

Transactions with our foreign manufacturers and suppliers are subject to the risks of doing business outside of the United States. Our import and offshore operations are subject to constraints imposed by agreements between the United
States and the foreign countries in which we do business. These agreements often impose quotas on the amount and type of goods that can be imported into the
United States from these countries. Such agreements also allow the United States to impose, at any time, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits. Our imported products are also subject to United States customs duties and, in the ordinary course of business, we are from time to time subject to claims by the United States Customs Service for duties and other charges. The United States and other countries in which our products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust presently prevailing quotas, duty or tariff levels, which could adversely affect our operations and our ability to continue to import products at current or increased levels. We cannot predict the likelihood or frequency of any such events occurring.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006 was made under the supervision and with the participation of our management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose by us in reports that we file or submit under the Securities Exchange
Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information

ITEM 1A - RISK FACTORS.

Other than the additional risk factor set forth below, there are no material changes from the risk factors set forth in Item 1A "Risk Factors" of our Annual
Report on Form 10-K, as amended for the fiscal year ended June 30, 2006. Please refer to that section for disclosures regarding the risk and uncertainties in our business.

THE MERGER AGREEMENT LIMITS OUR ABILITY TO PURSUE ALTERNATIVES TO THE MERGER.

As part of the merger agreement with Frederick's, we have agreed that we will not initiate, solicit, facilitate or encourage any inquiries or proposals regarding, or take certain other actions in connection with, any acquisition proposals by third parties, subject to exceptions limited to unsolicited proposals from third parties. We have also agreed that our board of directors will not change its recommendation to our shareholders, subject to limited exceptions, including that, at any time prior to the applicable shareholder approval, our special committee, advising our board of directors in connection with the transaction, may make a change in recommendation in response to a superior proposal or if required to comply with its fiduciary duties, subject to certain conditions. Further, subject to limited exceptions, we have agreed that our board of directors will not approve an alternative agreement from a superior proposal until after giving Frederick's five business days to negotiate changes to the proposal so that the proposal made in connection with the alternative agreement is no longer a superior proposal. The merger agreement also requires us to give notice of and hold a meeting of our stockholders for the purposes of obtaining stockholder approval for the transaction. In addition, under specified circumstances, we may be required to pay a termination fee of $300,000 if the merger is not consummated and reimburse Frederick's for all of its actual and reasonable documented out-of-pocket expenses related to the merger.

These provisions might discourage a potential third party that might have an interest in entering into a transaction with us from considering or proposing any such transaction even if it were prepared to enter into a transaction that would be more financially beneficial to us. It may also result in a potential third party proposing to enter into a less financially beneficial transaction with us than it might otherwise have proposed.

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

February 13, 2007

