Form 10-Q
period 2007-03-31
MOVIE STAR INC /NY/
filed 2007-05-10
CIK 93631

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2007

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File Number 1-5893

MOVIE STAR, INC.

(Exact name of Registrant as specified in its charter)

New York	13-5651322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1115 Broadway, New York, NY	10010
(Address of principal executive offices)	(Zip Code)

(212) 798-4700

(Registrant’s telephone number, including area code)

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

Yes           No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer’’ and ‘‘large accelerated filer’’ in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes           No

The number of common shares outstanding on April 30, 2007 was 16,423,326.

MOVIE STAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

MOVIE STAR, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands, Except Share Data)

	March 31, 2007	June 30, 2006*	March 31, 2006
	(Unaudited)		(Unaudited)
Assets
Current Assets
Cash	$82	$203	$134
Receivables, net	6,647	6,074	9,529
Inventory	8,115	8,981	6,431
Deferred income taxes	1,725	1,914	1,782
Prepaid expenses and other current assets	126	801	2,249
Total current assets	16,695	17,973	20,125
Property, plant and equipment, net	994	838	727
Deferred income taxes	3,198	3,296	2,606
Goodwill	537	537	537
Assets held for sale	—	174	174
Other assets	358	403	425
Total assets	$21,782	$23,221	$24,594
Liabilities and Shareholders’ Equity
Current Liabilities
Note payable	$3,477	$4,955	$6,626
Current maturity of capital lease obligation	56	—	—
Accounts payable and other current liabilities	2,912	4,086	2,321
Total current liabilities	6,445	9,041	8,947
Long-term liabilities	400	398	384
Commitments and Contingencies	—	—	—
Shareholders’ equity
Common stock, $.01 par value – authorized 30,000,000 shares;
issued 18,439,000 shares at March 31, 2007, 17,755,000 shares at June 30, 2006 and 17,736,000 shares at March 31, 2006	184	178	177
Additional paid-in capital	5,518	4,834	4,808
Retained earnings	12,870	12,361	13,876
Accumulated other comprehensive (loss) income	(17)	27	20
Treasury stock, at cost – 2,017,000 shares	(3,618)	(3,618)	(3,618)
Total shareholders’ equity	14,937	13,782	15,263
Total liabilities and shareholders’ equity	$21,782	$23,221	$24,594

*	Derived from audited financial statements.

See notes to consolidated condensed unaudited financial statements.

MOVIE STAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net sales	$13,786	$11,940	$50,000	$43,444
Cost of sales	9,472	8,689	33,801	31,199
Gross profit	4,314	3,251	16,199	12,245
Selling, general and administrative expenses	4,301	4,114	13,368	12,426
Insurance recovery	—	(1,424)	—	(1,424)
Merger related fees	610	—	1,952	—
Gain on sale of property, plant and equipment	—	—	(496)	—
(Loss) income from operations	(597)	561	1,375	1,243
Interest expense	127	99	526	383
(Loss) income before provision for income taxes	(724)	462	849	860
(Benefit from) provision for income taxes	(289)	186	340	345
Net (loss) income	$(435)	$276	$509	$515
BASIC NET (LOSS) INCOME PER SHARE	$(.03)	$.02	$.03	$.03
DILUTED NET (LOSS) INCOME PER SHARE	$(.03)	$.02	$.03	$.03
Basic weighted average number of shares outstanding	16,372	15,717	15,978	15,687
Diluted weighted average number of shares outstanding	16,372	15,829	16,467	15,776

See notes to consolidated condensed unaudited financial statements.

MOVIE STAR, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$509	$515
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of property, plant and equipment	(496)	—
Gain on Insurance recovery	—	(1,424)
Depreciation and amortization	261	253
Provision for sales allowances and doubtful accounts	356	424
Stock-based compensation expense	204	8
Deferred income taxes	287	345
Deferred lease liability	(14)	5
Issuance of common stock for directors’ fees	69	53
(Increase) decrease in operating assets:
Receivables	(931)	(3,975)
Inventory	866	5,299
Prepaid expenses and other current assets	655	(453)
Other assets	3	(29)
(Decrease) in operating liabilities:
Accounts payable and other liabilities	(1,274)	(2,738)
Net cash provided by (used in) operating activities	495	(1,717)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(239)	(166)
Proceeds from insurance recovery	26	—
Proceeds from sale of property, plant and equipment	698	—
Net cash provided by (used in) investing activities	485	(166)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease obligation	(31)	—
(Repayments of) proceeds from revolving line of credit, net	(1,477)	1,832
Proceeds from exercise of employee stock options	416	—
Net cash (used in) provided by financing activities	(1,092)	1,832
Effect of exchange rate changes on cash	(9)	7
NET (DECREASE) IN CASH	(121)	(44)
CASH, beginning of period	203	178
CASH, end of period	$82	$134
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for: Interest	$480	$349
Income taxes	$12	$30
SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING ACTIVITIES:
Acquisition of equipment, software and maintenance contract through assumption of capital lease obligation	$170	$—

See notes to consolidated condensed unaudited financial statements.

MOVIE STAR, INC.
NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

1.    Interim Financial Statements

In the opinion of Movie Star, Inc. (‘‘Company’’), the accompanying consolidated condensed unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2007 and the results of operations and cash flows for the nine months ended March 31, 2007 and 2006.

The consolidated condensed financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company’s year-end financial statements. The June 30, 2006 consolidated condensed balance sheet was derived from the Company’s audited financial statements. The results of operations for the three and nine months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q should be read in conjunction with the Company’s financial statements and notes included in the 2006 Annual Report on Form 10-K as amended.

2.    Stock Options

The Company accounts for its stock-based employee compensation arrangements under SFAS No. 123 (revised 2004), ‘‘Share Based Payment’’ (‘‘SFAS No. 123R’’), which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

During the three and nine months ended March 31, 2007, there were zero and 755,000 options granted. During the three and nine months ended March 31, 2006, there were 40,000 options granted.

The fair value of the options was calculated using the Black-Scholes options-pricing model with the following weighted-average assumptions used for the grant: risk-free interest rate 4.56%; expected life 7 years; expected volatility 54-58% and expected dividends of zero. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

3.    New Accounting Pronouncements

In July 2006, the FASB issued SFAS Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – An Interpretation of SFAS No. 109’’ (‘‘FIN 48’’). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. We first will be required to determine whether it is more likely than not that a tax position, if any, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the ‘‘more likely than not’’ recognition threshold will then be measured to determine the amount of benefit to recognize in the financial statements based upon the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that FIN 48 may have on its financial statements.

4.    Inventory

Inventory consists of the following (in thousands):

	March 31, 2007	June 30, 2006	March 31, 2006
Raw materials	$868	$1,279	$521
Work-in process	334	281	191
Finished goods	6,913	7,421	5,719
	$8,115	$8,981	$6,431

5.	Note Payable

Effective June 30, 2006, the Company obtained a new line of credit with a financial institution. This line of credit matures on June 30, 2008. Under this line of credit, the Company may borrow up to $30,000,000, including revolving loans and letters of credit. As of March 31, 2007, the Company had outstanding borrowings of $3,477,000 under the revolving credit facility and had approximately $2,359,000 of outstanding letters of credit. Availability under this line of credit is subject to the Company’s compliance with certain financial formulas as specified in the agreement. As of March 31, 2007, the Company was in compliance with its requirements under this credit facility. Pursuant to the terms of this line of credit, the Company pledged substantially all of its assets. Interest on outstanding borrowings is payable at a variable per annum rate equal to JPMorgan Chase Bank’s prime rate less 0.75 percent (7.50 percent as of March 31, 2007).

6.    Net Income (Loss) Per Share

Basic net income (loss) per share has been computed by dividing the applicable net income (loss) by the weighted average number of shares outstanding. Diluted net income per share has been computed by dividing the applicable net income by the weighted average number of shares outstanding and common share equivalents. The Company’s calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
BASIC:
Net income (loss)	$(435)	$276	$509	$515
Basic weighted average number of shares outstanding	16,372	15,717	15,978	15,687
Basic net income (loss) per share	$(.03)	$.02	$.03	$.03
DILUTED:
Net income (loss)	$(435)	$276	$509	$515
Weighted average number of shares outstanding	16,372	15,717	15,978	15,687
Shares issuable upon conversion of stock options	—	93	458	78
Shares issuable upon conversion of warrants	—	19	31	11
Total average number of equivalent shares outstanding	16,372	15,829	16,467	15,776
Diluted net income (loss) per share	$(.03)	$.02	$.03	$.03

Options and warrants to purchase 860,000 shares of common stock at prices ranging from $0.4375 to $1.45 per share were not included in the computation of diluted net income (loss) per share for the three month period ended March 31, 2007 since their effect would be antidilutive.

7.    Sale of Property, Plant and Equipment

On August 14, 2006, the Company entered into a contract for the sale of the land, building and contents of the Petersburg, Pennsylvania distribution facility, previously recorded as assets held for sale. On October 17, 2006, the Company completed the sale of the distribution facility for approximately $683,000 in cash. As a result of the transaction, the Company recorded a pre-tax gain of approximately $482,000, net of related costs, in the second quarter of fiscal 2007. The Company also sold other property, plant and equipment that resulted in a pre-tax gain of approximately $14,000.

8.    Insurance Recovery

During the three months ended March 31, 2006, the Company resolved its insurance claim for the physical damage caused by Hurricane Katrina to its distribution facilities in Poplarville, Mississippi, which resulted in a gain of $1,424,000, net of expenses. As of March 31, 2006, the insurance claim is included in ‘‘Prepaid Expenses and Other Current Assets.’’ It was subsequently collected.

9.    Segment Reporting

The Company operates in one segment with revenues generated in the United States and Canada as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net Sales
United States	$13,874	$11,463	$49,047	$41,855
Canada	(88)	477	953	1,589
	$13,786	$11,940	$50,000	$43,444

The negative sales in Canada resulted from a return during the third quarter that exceeded our shipments. Our shipments in the third quarter were approximately $11,000.

10.    Merger Agreement

On December 18, 2006, the Company entered into an Agreement and Plan of Merger and Reorganization (‘‘Merger Agreement’’) with FOH Holdings, Inc. (‘‘Frederick’s’’) and Fred Merger Corp. (‘‘Merger Sub’’), a wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement, Merger Sub will be merged with and into Frederick’s, with Frederick’s continuing as the surviving corporation as a wholly-owned subsidiary of the Company. Upon the consummation of the merger, the Company will change its name to ‘‘Frederick’s of Hollywood Group Inc.’’

The Company’s Board of Directors unanimously approved the Merger Agreement and the transactions contemplated thereby on the unanimous recommendation of a Special Committee of the Board of Directors comprised entirely of independent directors (‘‘Special Committee’’). The Special Committee engaged special legal counsel and Chanin Capital, LLC (‘‘Chanin’’) to serve as its financial advisor. On December 18, 2006, Chanin delivered its opinion to the Special Committee on which the Company’s Board of Directors was entitled to rely, stating that, as of the date of the opinion, the consideration to be paid by the Company to the holders of Frederick’s common stock was fair to the holders of the Company’s common stock from a financial point of view.

As a result of the merger, the Company anticipates issuing approximately 23.7 million shares of its common stock to the stockholders of Frederick’s as merger consideration. Approximately 50% of Frederick’s common stock is owned by Tokarz Investments, LLC (‘‘Tokarz Investments’’), an affiliate of TTG Apparel, LLC (‘‘TTG’’), which is a current shareholder of the Company and owner of 3,532,644 shares of the Company’s common stock. The other approximately 50% of Frederick’s common stock is owned by accounts and funds managed by and/or affiliated with Fursa Alternative Strategies LLC (formerly known as Mellon HBV Alternative Strategies LLC) (‘‘Fursa’’).

In connection with the merger, the Company has agreed to issue to its shareholders non-transferable rights to purchase an aggregate of $20 million of new shares of the Company’s common stock. To the extent that the Company’s shareholders do not purchase their pro rata percentage of the Company’s common stock in the rights offering, TTG and its affiliates, including Tokarz Investments and funds affiliated with Fursa, have agreed to purchase, on an equal basis, any such shortfall.

The completion of the merger is subject to various conditions, including obtaining the requisite approval by the Company’s shareholders of (i) the issuance of shares of the Company’s common stock in connection with the transactions contemplated by the Merger Agreement and (ii) an amendment to the Company’s certificate of incorporation to (a) increase the number of authorized shares of the Company’s common stock to 200,000,000 shares and (b) authorize the issuance of up to 5,000,000 shares of preferred stock. The Merger Agreement also includes customary termination provisions for both the Company and Frederick’s and provides that, in connection with the termination of the Merger Agreement under specified circumstances relating to the receipt by the Company of a proposal that is superior to the transaction with Frederick’s, the Company may be required to pay

Frederick’s a termination fee of $300,000 plus the reimbursement of the reasonable fees and expenses of Frederick’s and its stockholders relating to the merger.

The proposed merger is not expected to be completed until the fourth calendar quarter of 2007. The later than anticipated timing relates to a delay in the preparation of Frederick’s audited financial statements for the fiscal years ended July 29, 2006 and July 30, 2005. Because Frederick’s will be considered the acquirer for accounting purposes in the proposed merger, its historical financial statements for fiscal 2005 and 2006 must comply with accounting rules applicable to publicly-traded companies even though Frederick’s is a private company. The application of these rules to the historical financial statements of Frederick’s, specifically the application of ‘‘push down’’ or ‘‘purchase’’ accounting rules due to a change of control of Frederick’s effective March 3, 2005, has taken significantly longer than originally expected. Since Frederick’s has not delivered its audited financial statements by the date provided for in the Merger Agreement, we have the right to terminate the Merger Agreement, however, we presently do not intend to exercise this right.

11.    Commitments and Contingencies

Consulting Agreement – On April 9, 2007, the Company entered into a consulting agreement (‘‘Consulting Agreement’’) with Performance Enhancement Partners, LLC (‘‘Consultant’’), pursuant to which it will provide the Company with the personal services of Peter Cole, a current member of the Company’s board of directors, to (i) act as the lead member of the Company’s board of directors to facilitate the timely and successful completion of the transactions contemplated by the Merger Agreement, and (ii) serve as the Executive Chairman of the combined company following the closing of the transactions contemplated by the Merger Agreement until July 26, 2008. The Company will have the option to extend the Consulting Agreement for up to two additional six-month periods (each, an ‘‘Extension Period’’). The Consulting Agreement provides for the Consultant to receive a base consulting fee at the annual rate of $400,000, payable in four equal quarterly installments in arrears, the first payment of which was made on April 12, 2007. For the year ending July 28, 2007, the Consultant will be entitled to receive an additional consulting fee, as determined on a discretionary basis by the Company’s board of directors. For the year ending July 26, 2008, the Consultant will be entitled to receive an additional consulting fee of a minimum of $100,000 in accordance with the terms of a bonus plan intended to be adopted by the Company’s compensation committee following the closing of the merger. Mr. Cole is required to devote substantially all of his business time, energies and attention to the business and affairs of the Company in the performance of his duties under the Consulting Agreement.

On the closing date of the merger, the Company will (i) issue to the Consultant 100,000 shares of the Company’s common stock under the 2000 Performance Equity Plan and (ii) grant to the Consultant a five-year non-qualified option to purchase 275,000 shares of the Company’s common stock under the Company’s 2000 Performance Equity Plan at an exercise price equal to the last sale price of the Company’s common stock on the closing date of the merger.  75,000 of the shares underlying the option will vest on the closing date of the merger and 100,000 shares will vest on each of January 3, 2008 and July 26, 2008.  The Company also will grant to the Consultant under the 2000 Performance Equity Plan five-year non-qualified options to purchase an aggregate of 100,000 shares of the Company’s common stock, with each grant of 50,000 shares to be made upon the commencement date of each Extension Period, if applicable, at an exercise price equal to the last sale price of the Company’s common stock on the date of grant. Each grant of 50,000 shares will vest on the six-month anniversary of the commencement date of the applicable Extension Period. In order to issue the shares of common stock and grant the stock options to the Consultant in accordance with the terms of the Consulting Agreement, the Company’s 2000 Performance Equity Plan must be amended to increase the number of shares available for issuance thereunder, which amendment will require shareholder approval.

The Consulting Agreement provides that if the Merger Agreement is terminated or the Consultant terminates the Consulting Agreement for ‘‘Good Reason’’ (as defined in the Consulting Agreement) prior to the closing of the merger, the Company will pay the Consultant the base consulting fee through September 30, 2007, net of any additional consulting fee awarded and paid to the Consultant for the year ending July 28, 2007. The Consulting Agreement also provides that if, following the closing of the merger, the Consultant is terminated by the Company without ‘‘Cause’’ or the Consultant terminates the Consulting Agreement for ‘‘Good Reason,’’ the Company will pay the Consultant the base consulting fee through July 26, 2008 or the end of the applicable Extension Period, as the case may be, and any additional consulting fee which would have become payable under the Consulting Agreement for the year ending July 26, 2008 or the applicable Extension Period, as the case may be. Additionally, options that have been granted and would have otherwise vested will immediately vest upon such termination.

Additionally, Fredericks has agreed that if the Merger Agreement is terminated for any reason other than as provided in Section 9.3 of the Merger Agreement, Fredericks will reimburse the Company for one half of the base consulting fee paid to Consultant (or earned and previously unpaid to Consultant) under the Consulting Agreement prior to such termination.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

When used in this Form 10-Q and in our future filings with the Securities and Exchange Commission, the words or phrases ‘‘will likely result,’’ ‘‘management expects’’ or ‘‘we expect,’’ ‘‘will continue,’’ ‘‘is anticipated,’’ ‘‘estimated’’ or similar expressions are intended to identify ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks are included in ‘‘Item 1: Business,’’ ‘‘Item 1A: Risk Factors’’ and ‘‘Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ of the Company’s Form 10-K as amended for the fiscal year ended June 30, 2006. In assessing forward-looking statements contained herein, readers are urged to carefully read those statements. Among the factors that could cause actual results to differ materially are: business conditions and growth in our industry; general economic conditions; the addition or loss of significant customers; the loss of key personnel; product development; competition; foreign government regulations; fluctuations in foreign currency exchange rates; rising costs of raw materials and the unavailability of sources of supply; and the timing of orders placed by our customers.

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

The intimate apparel business for department stores, specialty stores and regional chains is divided into four selling seasons per year. For each selling season, we create a new line of products that represent our own brand name Cinema Etoile®. Our brand name does not have widespread consumer recognition, although it is well known by our customers. We sell our brand name products primarily during these selling seasons. We also develop specific products for some of our larger accounts, mass merchandisers and national chains, and make between five and eight presentations throughout the year to these accounts. We do not have long-term contracts with any of our customers and therefore our business is subject to unpredictable increases and decreases in sales depending upon the size and number of orders that we receive each time we present our products to our customers.

Hurricane Katrina impacted our business operations during the quarter ended September 30, 2005 and, to a lesser extent, the quarter ended December 31, 2005. Our distribution center in Poplarville, Mississippi was forced to close from August 29, 2005 to September 6, 2005 as a result of the hurricane. Because some of our employees were unable to return to work, the facility operated at less than full capacity until mid-October 2005. We have resolved all of our insurance claims relating to hurricane Katrina. The claim for our loss of inventory was resolved in the third quarter of fiscal 2006 and did not result in any significant financial adjustment. The claim for the physical damage to our distribution facilities also was resolved in the third and fourth quarters of fiscal 2006 and resulted in a gain of $1,450,000. The final claim of additional expenses incurred was resolved in the fourth quarter of fiscal 2006 and did not have a material impact on our results of operations.

On December 18, 2006, we entered into an Agreement and Plan of Merger and Reorganization (‘‘Merger Agreement’’) with FOH Holdings, Inc. (‘‘Frederick’s’’) and Fred Merger Corp. (‘‘Merger

Sub’’), our wholly-owned subsidiary. Under the terms of the Merger Agreement, Merger Sub will be merged with and into Frederick’s, with Frederick’s continuing as the surviving corporation as our wholly-owned subsidiary. Upon the consummation of the merger, we will change our name to ‘‘Frederick’s of Hollywood Group Inc.’’

Our Board of Directors unanimously approved the Merger Agreement and the transactions contemplated thereby on the unanimous recommendation of a Special Committee of the Board of Directors comprised entirely of independent directors (‘‘Special Committee’’). The Special Committee engaged special legal counsel and Chanin Capital, LLC (‘‘Chanin’’) to serve as its financial advisor. On December 18, 2006, Chanin delivered its opinion to the Special Committee on which our Board of Directors was entitled to rely, stating that, as of the date of the opinion, the consideration to be paid by us to the holders of Frederick’s common stock is fair to the holders of our Company’s common stock from a financial point of view.

As a result of the merger, we anticipate issuing approximately 23.7 million shares of our common stock to the stockholders of Frederick’s as merger consideration. Approximately 50% of Frederick’s common stock is owned by Tokarz Investments, LLC (‘‘Tokarz Investments’’), an affiliate of TTG Apparel, LLC (‘‘TTG’’), which is a current shareholder of Movie Star and owns 3,532,644 shares of our common stock. The other approximately 50% of Frederick’s common stock is owned by accounts and funds managed by and/or affiliated with Fursa Alternative Strategies LLC (formerly known as Mellon HBV Alternative Strategies LLC) (‘‘Fursa’’).

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

The completion of the merger is subject to various customary conditions, including obtaining the requisite approval by our shareholders of (i) the issuance of shares of our common stock in connection with the transactions contemplated by the Merger Agreement and (ii) an amendment to our certificate of incorporation to (a) increase the number of authorized shares of our common stock to 200,000,000 shares and (b) authorize the issuance of up to 5,000,000 shares of preferred stock. The Merger Agreement also includes customary termination provisions for both Movie Star and Frederick’s and provides that, in connection with the termination of the Merger Agreement under specified circumstances relating to our receipt of a proposal that is superior to the transaction with Frederick’s, we may be required to pay Frederick’s a termination fee of $300,000 plus the reimbursement of the reasonable fees and expenses of Frederick’s and its stockholders relating to the merger.

The proposed merger is not expected to be completed until the fourth calendar quarter of 2007. The later than anticipated timing relates to a delay in the preparation of Frederick’s audited financial statements for the fiscal years ended July 29, 2006 and July 30, 2005. Because Frederick’s will be considered the acquirer for accounting purposes in the proposed merger, its historical financial statements for fiscal 2005 and 2006 must comply with accounting rules applicable to publicly-traded companies even though Frederick’s is a private company. The application of these rules to the historical financial statements of Frederick’s, specifically the application of ‘‘push down’’ or ‘‘purchase’’ accounting rules due to a change of control of Frederick’s effective March 3, 2005, has taken significantly longer than originally expected. Since Fredericks has not delivered its audited financial statements by the date provided for in the Merger Agreement, we have the right to terminate the Merger Agreement, however, we presently do not intend to exercise this right.

On April 9, 2007, the Company entered into a consulting agreement with Performance Enhancement Partners, LLC, pursuant to which it will provide the Company with the personal services of Peter Cole, a current member of the Company’s board of directors, to (i) act as the lead member of the Company’s board of directors to facilitate the timely and successful completion of the merger and (ii) serve as the Executive Chairman of the combined company following the closing of the transactions contemplated by the Merger Agreement until July 26, 2008.

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

Inventory — Inventory is carried at the lower of cost or market on a first-in, first-out basis. Management writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and the age of the inventory. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Historically, management has found its write down of inventory to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. Inventory reserves were $1,085,000 at March 31, 2007, $1,015,000 at June 30, 2006 and $900,000 at March 31, 2006.

Accounts Receivable/Allowance for Doubtful Accounts and Sales Discounts — Accounts receivable is net of allowance for doubtful accounts and sales discounts. An allowance for doubtful accounts is determined through the analysis of the aging of accounts receivable at the date of the financial statements. An assessment of the accounts receivable is made based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant, primarily due to the Company’s history of minimal bad debts. An allowance for sales discounts is based on discounts relating to open invoices where trade discounts have been extended to customers, costs associated with potential returns of products, as well as allowable customer markdowns and operational charge backs, net of expected recoveries. These allowances are included as a reduction to net sales and are part of the provision for allowances included in accounts receivable. The foregoing results from seasonal negotiations and historic deduction trends, net of expected recoveries and the evaluation of current market conditions. As of March 31, 2007, June 30, 2006 and March 31, 2006, accounts receivable was net of allowances of $1,301,000, $950,000 and $1,578,000, respectively. Historically, management has found its allowance for doubtful accounts and sales discounts to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If market conditions were to decline, management may take actions to increase customer incentive offerings, possibly resulting in an incremental allowance at the time the incentive is offered.

Deferred Tax Valuation Allowance — In assessing the need for a deferred tax valuation allowance, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Since we were able to determine that we should be able to realize our deferred tax assets in the future, a deferred tax asset valuation allowance was not deemed necessary. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

The following table shows each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the consolidated financial statements included elsewhere in this report (in thousands, except for percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2007		2006		2007		2006
Net sales	$13,786	100.0%	$11,940	100.0%	$50,000	100.0%	$43,444	100.0%
Cost of sales	9,472	68.7	8,689	72.8	33,801	67.6	31,199	71.8
Gross profit	4,314	31.3	3,251	27.2	16,199	32.4	12,245	28.2
Selling, general and
Administrative expenses	4,301	31.2	4,114	34.5	13,368	26.7	12,426	28.6
Insurance recovery	—	—	(1,424)	(11.9)	—	—	(1,424)	(3.3)
Merger related fees	610	4.4	—	—	1,952	3.9	—	—
Gain on sale of property,
plant and equipment	—	—	—	—	(496)	(1.0)	—	—
(Loss) income from operations	(597)	(4.3)	561	4.7	1,375	2.8	1,243	2.9
Interest expense	127	0.9	99	0.8	526	1.1	383	0.9
(Loss) income before provision for income taxes	(724)	(5.3)	462	3.9	849	1.7	860	2.0
(Benefit from) provision for income taxes	(289)	(2.1)	186	1.6	340	0.7	345	0.8
Net (loss) income	$(435)	(3.2)%	$276	2.3%	$509	1.0%	$515	1.2%

Percent amounts may not add due to rounding.

Results of Operations

Net sales for the three months ended March 31, 2007 increased $1,846,000 to $13,786,000 from $11,940,000 in the comparable period in 2006. Net sales for the nine months ended March 31, 2007 increased by $6,556,000 to $50,000,000 from $43,444,000 in the comparable period in 2006. The increase for the three and nine-month periods was primarily due to an increase in shipments to our largest customer of approximately $4,767,000 and $13,492,000, an increase in shipments to Frederick’s of approximately $313,000 and $2,032,000, partially offset by an approximate net overall decrease in shipments to other customers of $3,234,000 and $8,968,000, respectively.

We expect sales for the fourth quarter of fiscal 2007 to be higher than the fourth quarter of fiscal 2006. At March 31, 2007, our backlog of orders was approximately $17,700,000 as compared to $27,400,000 at March 31, 2006. This decrease in our backlog was due to a shift in the timing of orders booked from the third to the fourth 2007 fiscal quarter. Orders booked for April 2007 were $13,600,000 as compared to $3,000,000 for April 2006.

The gross profit percentage increased to 31.3% and 32.4% for the three and nine months ended March 31, 2007, respectively, from 27.2% and 28.2% in the same periods in the prior year. The higher overall margin resulted from a better product mix in the current year, which created a higher initial gross margin. The margin also improved as a result of lower allowances and markdowns in the current year.

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

Selling, general and administrative expenses were $4,301,000, or 31.2% of net sales for the three months ended March 31, 2007, as compared to $4,114,000, or 34.5% of net sales for the same period in

2006. This increase of $187,000 resulted primarily from an increase in salary and related costs of $148,000 and a net overall increase in other selling, general and administrative expenses. The increase in salary expense and related costs was the result of an increase in the number of employees in the current year, which primarily related to employees added to service the expected increase in business with Frederick’s.

Selling, general and administrative expenses were $13,368,000, or 26.7% of net sales for the nine months ended March 31, 2007, as compared to $12,426,000, or 28.6% of net sales for the same period in 2006. This increase of $942,000 resulted primarily from an increase in salary and related costs of $456,000, stock compensation expense of $196,000, general corporate legal expense of $95,000, shipping expense and related costs of $88,000 and a net overall increase in other selling, general and administrative expenses, partially offset by expenses related to hurricane Katrina in the prior year of $139,000. The increase in salary expense and related costs was the result of an increase in the number of employees in the current year, which primarily related to employees added to service the expected increase in business with Frederick’s. The increase in stock compensation expense was the result of options being issued to six employees in the second quarter, three of whom are executive officers. The increase in shipping expense and related costs was the result of higher sales.

In connection with our previously announced merger with Frederick’s, we have incurred merger related fees of $610,000 and $1,952,000, respectively, for the three and nine months ended March 31, 2007. Included in the merger related fees are legal fees, costs associated with our financial advisor, which included the issuance of a fairness opinion to our Special Committee, and accounting costs for due diligence. These fees are being expensed as a result of the merger being treated as a reverse acquisition.

We recorded a gain on the sale of property, plant and equipment in the second quarter of fiscal 2007 of $496,000, which resulted primarily from the sale of our closed distribution facility in Petersburg, Pennsylvania. On August 14, 2006, we entered into a contract for the sale of the land, building and contents of that facility. On October 17, 2006, we completed the sale for approximately $683,000 in cash. As a result of that transaction, we recorded a gain of approximately $482,000, net of related costs.

During the third quarter of fiscal 2006, we resolved our insurance claim related to hurricane Katrina on the Poplarville, Mississippi distribution facilities which resulted in a gain of $1,424,000, net of expenses.

For the three months ended March 31, 2007 we recorded a loss from operations of $597,000 compared to income from operations of $561,000 for the same period in the prior year. For the nine months ended March 31, 2007 we recorded income from operations of $1,375,000 compared to income from operations of $1,243,000 for the same period in the prior year. The decrease for the three month period was due primarily to higher selling, general and administrative and expenses, the merger related fees and the insurance gain in the prior year offset by higher sales and gross margin. The increase for the nine month period was due to higher sales, a higher gross margin and the gain on the sale of property, plant and equipment, partially offset by higher selling, general and administrative expenses, the merger related fees and the insurance gain in the prior year.

Net interest expense for the three and nine months ended March 31, 2007 increased to $127,000 and $526,000, as compared to $99,000 and $383,000 in the comparable periods in 2006, respectively. These increases were due primarily to higher interest rates for the current fiscal year’s three and nine month periods, as compared to the prior year.

We recorded an income tax benefit of $289,000 and an income tax provision of $340,000 for the three and nine months ended March 31, 2007, as compared to an income tax provision of $186,000 and $345,000 for the same periods in the prior year, respectively. We utilized an estimated income tax rate of 40% in all periods.

Net Income

We had a net loss of $435,000 and net income of $509,000 for the three and nine months ended March 31, 2007, as compared to net income of $276,000 and $515,000 for the same periods in the prior year, respectively. The decrease for the three month period was due primarily to higher selling, general and administrative and expenses, the merger related fees, higher interest costs and the insurance gain in the prior year, offset by higher sales, a higher gross margin and a tax benefit in the current year as compared to a tax provision in the prior year. The decrease for the nine-month period was due to higher selling, general and administrative expenses, the merger related fees, higher interest costs and the insurance gain in the prior year, offset by higher sales, a higher gross margin and the gain on the sale of property, plant and equipment.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended March 31, 2007 was $495,000, resulting primarily from net income of $509,000, non-cash expenses of $261,000 for depreciation and amortization, $356,000 for the provision for sales allowances and doubtful accounts and $204,000 of stock-based compensation expenses, the decrease in inventory of $866,000 and the decrease in the prepaid expenses and other current assets of $655,000 partially offset by the increase in accounts receivable of $931,000 and the decrease in accounts payable and other liabilities of $1,274,000. The decrease in inventory is primarily due to a reduction in finished goods in-transit. The decrease in prepaid expenses and other current assets is primarily due to the receipt of payment of the insurance receivable for Hurricane Katrina. The increase in accounts receivable is due to higher sales in the current quarter as compared to the prior year’s fourth quarter and the decrease in accounts payable is primarily due to less finished goods in-transit.

Net cash provided by investing activities of $485,000 consisted of proceeds from the sales of property, plant and equipment of $698,000 and insurance proceeds of $26,000 associated with damage to our Poplarville, Mississippi distribution facilities from hurricane Katrina, offset by purchases of property, plant and equipment of $239,000.

Net cash used in financing activities of $1,092,000 resulted from the net repayments of short-term borrowings of $1,477,000 and the repayments of capital lease obligations of $31,000, offset by proceeds of $416,000 from the exercise of stock options.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided (in thousands):

	Payments Due by Period
	Total	Within 1 Year	2–3 Years	4–5 Years	After 5 Years
Contractual Obligations
Note Payable(1)	$3,477	$3,477	$—	$—	$—
Note Payable Interest(2)	261	261	—	—	—
Capital Lease Obligation	132	61	71	—	—
Licensing Agreement	142	142	—	—	—
Operating Leases	5,024	1,300	2,643	1,081	—
Employment Contracts	3,476	1,345	1,781	350	—
Consulting Agreement(3)	633	400	233	—	—
Long-term Liability	92	17	39	36	—
Total Contractual Obligations	$13,237	$7,003	$4,767	$1,467	$—

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	Within 1 Year	2–3 Years	4–5 Years	After 5 Years
Other Commercial Commitments
Letters of Credit	$2,359	$2,359	$—	$—	$—
Total Commercial Commitments	$2,359	$2,359	$—	$—	$—

(1)	Note Payable is a less than one-year obligation because the financial institution may demand payment at any time. Interest on outstanding borrowings is payable at a variable rate per annum, equal to the prime rate less 0.75% (our current borrowing rate at March 31, 2007 was 7.50%).
(2)	Note Payable Interest assumes that the principal amount outstanding on our line of credit is paid in full on March 31, 2007, that the principal amount to be repaid on that date will be $3,477,000 and that the interest rate will be 7.50% (our current borrowing rate at March 31, 2007).
(3)	Includes agreement that was executed subsequent to March 31, 2007.

We have no obligations that have a provision for increased or accelerated payments, except in respect of defaults.

Note Payable

Effective June 30, 2006, we obtained a new revolving line of credit of up to $30,000,000. This revolving line of credit and letter of credit facility expires on June 30, 2008 and is sufficient for our projected needs for operating capital and letters of credit to fund the purchase of imported goods through June 30, 2008. Direct borrowings under this line bear interest at the J.P. Morgan Chase Bank prime rate less .75 percent per annum. Availability under the line of credit is subject to our compliance with certain agreed upon financial formulas. We were in compliance with our requirements under this facility at March 31, 2007. This line of credit is secured by substantially all of our assets.

Future Financing Requirements

For the nine months ended March 31, 2007, our working capital increased by $1,318,000 to $10,250,000, primarily due to income from operations and the sale of property, plant and equipment.

We believe the available borrowing under our revolving line of credit, along with anticipated operating cash flows, will be sufficient to cover our working capital requirements through June 30, 2008.

We anticipate that capital expenditures for fiscal 2007 will be less than $500,000.

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

Effect of New Accounting Standards

In July 2006, the FASB issued SFAS Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – An Interpretation of SFAS No. 109’’ (‘‘FIN 48’’). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. We first will be required to determine whether it is more likely than not that a tax position, if any, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the ‘‘more likely than not’’ recognition threshold will then be measured to determine the amount of benefit to recognize in the financial statements based upon the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that FIN 48 may have on its financial statements.

Inflation

We do not believe that our operating results have been materially affected by inflation during the preceding three years. There can be no assurance, however, that our operating results will not be affected by inflation in the future.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to changes in the J.P. Morgan Chase Bank prime rate based on the Federal Reserve actions and general market interest fluctuations. We believe that moderate interest rate increases or decreases will not have a material impact on our results of operations, or financial position, in the foreseeable future. For the nine months ended March 31, 2007, borrowings peaked during the period at $15,831,000 and the average daily amount of borrowings was $8,523,000.

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

ITEM 4.    CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007 was made under the supervision and with the participation of our management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    Other Information

Item 6 – (a) Exhibits

31.1	Certification by Chief Executive Officer.
31.2	Certification by Principal Financial and Accounting Officer.
32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOVIE STAR, INC.
By: /s/ Melvyn Knigin MELVYN KNIGIN President and Chief Executive Officer
By: /s/ Thomas Rende THOMAS RENDE Chief Financial Officer and Principal Accounting Officer

May 10, 2007