Form 10-K
period 2007-06-30
MOVIE STAR INC /NY/
filed 2007-09-28
CIK 93631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-5893

MOVIE STAR, INC.

(Exact name of registrant as specified in its charter)

New York	13-5651322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1115 Broadway, New York, New York	10010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 684-3400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Yes     No

As of December 31, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on the American Stock Exchange of $1.57), held by non-affiliates of the registrant, was $18,381,438.

As of August 31, 2007, there were 16,434,095 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

See Item 15 with respect to exhibits to this Form 10-K which are incorporated herein by reference to documents previously filed or to be filed by the Registrant with the Commission.

MOVIE STAR, INC.
2007 FORM 10-K ANNUAL REPORT
TABLE OF CONTENT0-S

PART I

ITEM 1.    BUSINESS

General

Movie Star designs, manufactures (through independent contractors), imports, markets and distributes an extensive line of women’s intimate apparel to mass merchandisers, specialty and department stores, discount retailers, national and regional chains and direct mail catalog marketers throughout the United States and Canada. Our products include pajamas, nightgowns, baby dolls, nightshirts, dusters, shifts, caftans, sundresses, rompers, short sets, beachwear, peignoir ensembles, robes, leisurewear, panties and daywear consisting of bodysuits, soft bras, slips, half-slips, teddies, camisoles and cami tap sets. These products are manufactured in various fabrics, designs, colors and styles depending upon seasonal requirements, changes in fashion and customer demand. Retail prices for our products range from approximately $5.00 for products such as nightshirts, to approximately $85.00 for products such as peignoir sets. We maintain an in-house design staff which affords us the flexibility to work with merchandise buyers on fashion design and price points. Since our incorporation in 1935, we have competed on the basis of our fashion-forward designs, the desirability of our fabrics and styles, price, quality and the reliability of our service and delivery.

In August 2004, we acquired certain assets of Sidney Bernstein & Son Lingerie, Inc., a company engaged in the design, marketing and sale of women’s lingerie and related apparel and accessories. This acquisition enabled us to broaden our customer base to include discount chains and other retailers that sell similar products at lower price points than our other product lines.

The intimate apparel business for department stores, specialty stores and regional chains is divided into four selling seasons per year. For each selling season, we create a new line of products that represents our own brand name, Cinema Etoile®. Our brand name does not have widespread consumer recognition, although it is well known to our customers. We sell our brand name products primarily during these selling seasons. We also develop specific products for some of our larger accounts, mass merchandisers and national chains, and make between five and eight presentations throughout the year to these accounts. Since we do not have long-term contracts with any of our customers, our business is subject to unpredictable increases and decreases in sales depending upon the size and number of orders that we receive each time we present our products.

Raw Materials

We utilize a wide variety of fabrics made from natural and man-made fibers, including cotton, broadcloth, stretch terry, brushed terry, flannel, brushed flannel, nylon, polyester, spun polyester, velour, satin, tricot, jersey, fleece, jacquard, lace, stretch lace, charmeuse, chambray, microfiber, spandex and various knit fabrics. These fabrics are available in most countries in which we contract for production and are easily imported to those countries that do not have an internal supply of such materials. The sources of these materials are highly competitive with each other and we expect these competitive conditions to continue in the foreseeable future. Generally, we have long-standing relationships with our suppliers and purchase our raw materials in anticipation of orders, or as a result of need based on orders received. Our ability to purchase raw materials in high volume, together with the competitive prices offered by our suppliers, provide us with the opportunity to buy these materials at relatively low prices. In turn, we are able to take advantage of these lower prices in the pricing of our finished goods.

We are not dependent on a single source of supply for material that is not readily replaceable. However, if raw materials utilized to produce our products are damaged, destroyed or become inaccessible during the production process as a result of, among other things, a natural disaster, work stoppage, war or other event beyond our control, due to the lead time that a supplier requires to provide our contractors with raw materials, which varies depending upon the size and type of the order, we may not be able to replace these raw materials in a timely manner, which could cause the loss or a significant delay in the completion of an order.

Sourcing and Supply

All of the products that we sell are manufactured outside the United States. Contracting with foreign entities enables us to take advantage of prevailing lower labor rates. We arrange for the production of garments with suppliers on a purchase order basis and we do not have any long-term contractual arrangements with contractors. This provides us with flexibility in the selection of contractors for the future production of goods. We believe that we could replace the loss of any particular contractor in any country in which we manufacture products because we have established relationships with other contractors who are able to manufacture merchandise across all of our product categories at comparable prices.

If a contractor is unable to complete production of an order for us and we can access or replace the materials originally designated for that contractor to complete the order, we should be able to transition the order to one of our other contractors and deliver the order to our customer in a timely manner. To accomplish this, we may have to incur additional shipping expenses to move the goods from one contractor to another, overtime costs to expedite the production process to make up for any transition delays and air freight expenses to reduce transit time. However, if a contractor is unable to complete production of an order for us due to a natural disaster, work stoppage, war or other event beyond our control and we cannot access or replace the materials originally designated for that contractor to complete the order, we would not be able to arrange for the completion and delivery of the order with alternate contractors, which, in turn, would cause us to lose the revenue from that order.

In order to maximize our opportunities to obtain superior quality product at the most competitive prices with reliable and efficient service, we source our products in three different ways:

•	Cut, Make and Trim (CMT) Contractors. We contract with CMT contractors to assemble the materials that we purchase from other sources.

•	Finished Good Purchases. We purchase products directly from finished package manufacturers.

•	Assisted Finished Good Purchases. We hire contractors to assemble the products for which these contractors purchase the fabrics with our extensive input on type and source of such fabrics and we purchase some of the trim and embellishments.

The following table shows each country from which we have (1) contracted for the assembly of products using our materials, (2) purchased finished goods, and (3) contracted for the assembly of products using fabrics purchased by the contractor with our input on the type and source of such fabrics, and the approximate percentage of our total cost of production during fiscal years 2007 and 2006 allocable to each country:

	Fiscal 2007				Fiscal 2006
	CMT	Finished Good Purchases	Assisted Finished Good Purchases	Total	CMT	Finished Good Purchases	Assisted Finished Good Purchases	Total
Bangladesh	—	8%	24%	32%	—	19%	11%	30%
Cambodia	—	—	5%	5%	—	1%	14%	15%
China	—	36%	—	36%	—	14%	4%	18%
El Salvador	8%	—	—	8%	7%	—	—	7%
India	—	1%	—	1%	—	1%	—	1%
Mexico	—	1%	—	1%	—	1%	—	1%
Pakistan	—	—	—	—	—	3%	—	3%
Philippines	—	—	17%	17%	—	—	25%	25%
Total	8%	46%	46%	100%	7%	39%	54%	100%

We have a representative office in the Philippines to facilitate the coordination of our production there, which was 17% of total production in fiscal year 2007 and 25% in fiscal year 2006. This office is utilized primarily for administrative and manufacturing support functions, as well as sample making and pattern making.

Quality Control

As of August 31, 2007, we had one independent representative in Bangladesh, one independent representative in China, one employee in El Salvador, and fourteen employees in the Philippines supervising the production of finished products purchased by us or assembled for us by CMT contractors in those countries and others from where we source our products. These employees and representatives assist in maintaining quality and on-time delivery. Management personnel travel to El Salvador and Asia throughout the year to monitor the performance of our offshore contractors.

Marketing and Distribution

Our products are sold through an established sales network consisting of both in-house sales personnel and independent sales representatives. Employees in our showroom in New York City represent our company in soliciting orders nationally. In fiscal 2007, approximately 58% of our sales were made to mass merchandisers, 14% to specialty stores, 10% to department stores and 6% to discount retailers. The balance of our sales were unevenly distributed among national chain stores, regional chain stores and direct mail catalog marketers.

Our wholly-owned subsidiary, Cinejour Lingerie Inc., is a Canadian corporation that was formed in May 2004 to market and sell our products throughout Canada. We have an agreement with an independent representative to provide sales representation for us in Canada and to supervise the operations of our office there.

We generally limit the promotion of our products to cooperative advertising with our customers directed towards the ultimate retail consumer of our products. Under our license agreement with Maidenform Inc., we also engage in limited direct advertising of the Maidenform brand in the form of print ads in trade publications.

Garments are shipped directly by contractors to our warehouse in Mississippi, where they are stored and packed for distribution to our customers. We utilize a public warehouse in California to accommodate our largest customer and to reduce transit times from our contractors to meet customer deliveries. We also utilize a public warehouse in Canada to accommodate our customers there. Our overseas contractors perform sorting and packing functions to expedite delivery time to our customers, and to reduce our overall costs.

All sales have terms that generally require payment within 30 to 60 days from the date the goods are shipped. Sales are made without the right of return but, in certain instances, we may accept returns or agree to allowances. We believe this policy is in line with industry practice.

Our business is concentrated primarily with our largest customer, Wal-Mart. Sales to Wal-Mart accounted for approximately 51% of sales for fiscal 2007 and 25% of sales for fiscal 2006. No other customers accounted for 10% or more of our sales during fiscal 2007 and 2006. While we believe our relationship with Wal-Mart is good, because of the competitive nature of the intimate apparel industry and the availability of similar garments from many different sources of supply, as well as the potential for Wal-Mart to design, produce and sell its own products, it is possible that Wal-Mart could alter the amount of business it does with us. A significant decrease in business from, or the loss of Wal-Mart as a customer, could have a material adverse effect on our business, financial condition and results of operations.

Purchasing decisions by our customers with respect to each group of our products and, in some instances, products within a group, generally are made by different buyers and purchasing departments. We believe that the loss of orders from any one buyer or purchasing department would not necessarily result in the loss of sales to other buyers or purchasing departments of those customers.

Inventory

We maintain sufficient inventories of raw materials and finished goods to meet our production requirements and the delivery demands of our customers. As a result, we rely on our short-term line of credit to supplement internally generated funds to fulfill our working capital needs.

Trademarks and Licenses

We have several registered trademarks, of which Movie Star®, Movie Star Loungewear®, Cinema Etoile®, Seductive Wear®, Meant To Be®, Cine Jour®, Private Property®, Heather Nicole® and Night Magic® are material to the marketing of our products. In February 2006, we applied for the trademark, Cinema StudioTM, and a statement of use was filed in March 2007. In March 2007, we applied for the trademark, Knickers by Cinema EtoileTM.

In addition to our own branded products, we design, produce and market a line of ladies’ sleepwear and robes under the Maidenform® name through a licensing agreement with Maidenform Inc. Our Maidenform Collection is available to department stores, chains and high-end specialty stores nationally. We also actively market a line of sleepwear, robes and daywear under the Maidenform trademarks Sweet Nothings®, Self Expressions® and Rendezvous®.

Imports and Import Restrictions

Transactions with our foreign contractors and suppliers are subject to the risks of doing business abroad. Our import and offshore operations are subject to restraints imposed by agreements between the United States and certain foreign countries, primarily China, in which we do business. These agreements impose quotas on the amount and type of goods that can be imported into the United States from these countries. Our imported products are also subject to United States customs duties and, in the ordinary course of business, we are from time to time subject to claims by the United States Customs and Border Protection for duties and other charges. The United States and other countries in which our products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust presently prevailing quotas, duty or tariff levels, which, in turn, could adversely affect our operations and ability to continue to import products at current or increased levels. We cannot predict the likelihood or frequency of any of these events occurring.

Backlog of Orders

(in thousands, except for percentages)

Customer	Backlog of orders at June 30, 2007	% of total orders	Backlog of orders at June 30, 2006	% of total orders	Increase/ (decrease) from prior year	% of Increase/ (decrease) from prior year
Wal-Mart	$21,957	62.3%	$24,556	58.9%	$(2,599)	(10.6)%
Frederick’s of Hollywood	1,431	4.1%	1,388	3.4%	43	3.1%
Other	11,395	32.3%	14,263	34.2%	(2,868)	(20.1)%
Total U.S.	34,783	98.7%	40,207	96.5%	(5,424)	(13.5)%
Canada	446	1.3%	1,479	3.5%	(1,033)	(69.8)%
Total	$35,229	100.0%	$41,686	100.0%	$(6,457)	(15.5)%

The backlog of orders was $35,229,000 as of June 30, 2007 and $41,686,000 as of June 30, 2006. Orders are booked upon receipt. We believe that our current backlog is firm and will be filled by the fiscal year ended June 30, 2008. The year-over-year reduction in open orders with Wal-Mart is primarily the result of shipping an additional $2,000,000 order for Wal-Mart in the fourth quarter of fiscal 2007 instead of the first quarter of fiscal 2008. The year-over-year reduction in our backlog for our other business and Canada is primarily due to certain customers eliminating the sale of specific product categories that we previously sold to them, customers producing some of the product themselves, customers selecting competing vendors, and, industry consolidation, such as the May Company and Federated Department Stores, Inc. merger.

Seasonality

We manufacture a wide variety of intimate apparel in many different styles and sizes and for use in all seasons and climates in the United States. Because of our product mix, we are subject to seasonal variations in sales. Historically, more than 50% of our sales have been made in the first six months of our fiscal year (i.e., the second half of the calendar year).

Competition

The intimate apparel business is fragmented and highly competitive. The industry is characterized by a large number of small companies manufacturing and selling unbranded merchandise, and by several large companies which have developed widespread consumer recognition of the brand names associated with merchandise manufactured and sold by these companies. In addition, some of the larger retailers to whom we have historically sold our products have sought to expand the development and marketing of their own brands and to obtain intimate apparel products directly from the same or similar sources from which we obtain our products. Many of these companies have greater financial, technical and marketing resources and sourcing capabilities than we do.

Management believes that we compete on the basis of our fashion-forward designs, the desirability of our fabrics and styles, price, quality and the reliability of our service and delivery. In addition, we have developed long-term working relationships with manufacturers and agents, which presently provide us with reliable sources of supply. Because of increasing competitive pressure, we rely entirely on foreign manufacturers to produce our products and are therefore subject to risks related to foreign sourcing such as changes in import quotas, currency valuations and political conditions, among others, which could adversely affect our business. Due to our small size and resources relative to our competitors, we are limited in our ability to leverage our sourcing capabilities to achieve greater efficiencies, which could adversely impact our ability to compete.

Employees

As of August 31, 2007, we had 305 full-time and 7 part-time employees. Of our full-time employees, approximately 11 are executive and senior management, 107 are in design, design support and sample making, 11 are in sales and sales support, 44 are administrative personnel and office support, 94 are in production, manufacturing and offshore support and 38 are in distribution and warehousing.

We have never experienced an interruption of our operations because of a work stoppage. Even though we are subject to certain seasonal variations in sales, significant seasonal layoffs are rare.

We believe our relationship with our employees to be good. We are not a party to any collective bargaining agreement with any union.

ITEM 1A.    RISK FACTORS

If we cannot compete effectively in the wholesale apparel industry, our business, financial condition and results of operations may be adversely affected.

The intimate apparel industry is highly competitive. The wholesale industry is characterized by a large number of small companies manufacturing and selling unbranded merchandise, and by several large companies which have developed widespread consumer recognition of the brand names associated with merchandise manufactured and sold by these companies. In addition, some of the larger retailers to whom we have historically sold our products have sought to expand the development and marketing of their own brands and to obtain intimate apparel products directly from the same or similar sources from which we obtain our products. Many of these companies have greater financial, technical and marketing resources and sourcing capabilities than we do. If we do not continue to provide high quality merchandise and reliable service on a timely basis at competitive prices, we may not be able to continue to compete in our industry. If we are unable to compete successfully, we could lose one or more of our significant customers which, if not replaced, could negatively impact sales and have an adverse effect on our business, financial condition and results of operations.

The failure to successfully order and manage inventory to reflect customer demand and anticipate changing consumer preferences and buying trends may adversely affect our revenue and profitability.

Our success depends, in part, on management’s ability to anticipate and respond effectively to rapidly changing fashion trends and consumer tastes and to translate market trends into appropriate, saleable product offerings. Generally, merchandise must be ordered well in advance of the applicable selling season and the extended lead times may make it difficult to respond rapidly to new or changing product trends or price changes. If we are unable to successfully anticipate, identify or react to changing styles or trends and we misjudge the market for our products or our customers’ purchasing habits, then our product offerings may be poorly received by the ultimate consumer and may require substantial discounts to sell, which would reduce sales revenue and lower profit margins. In addition, we will incur additional costs if we need to redesign our product offerings. Brand image also may suffer if customers believe that we are unable to offer innovative products, respond to the latest fashion trends or maintain product quality.

We depend on key personnel and we may not be able to operate and grow our business effectively if we lose the services of any key personnel or are unable to attract qualified personnel in the future.

We are dependent upon the continuing service of key personnel and the hiring of other qualified employees. In particular, we are dependent upon the management and leadership of Melvyn Knigin, our Chief Executive Officer. The loss of Mr. Knigin or other key personnel could affect our ability to operate the business effectively. Other than a $5 million policy on the life of Mr. Knigin, we do not carry key man insurance for any management or other key personnel. The death of a key employee could adversely affect our profitability and there would be no insurance to mitigate the loss.

We also require skilled management personnel in areas such as design, merchandising, sales, sourcing and buying. A shortage of or an inability to retain such employees could have an adverse impact on productivity and costs, the ability to expand, develop and distribute products, generate sales and enter into new markets. The cost of retaining or hiring such employees could exceed expectations.

We rely on one key customer, and a significant decrease in business from or the loss of such key customer could substantially reduce revenues.

Wal-Mart accounted for approximately 25% and 51% of our sales for fiscal years 2006 and 2007, respectively. We do not have a long-term contract with Wal-Mart and, therefore, our business is subject to significant unpredictable increases and decreases in sales depending upon the size and number of orders we receive from Wal-Mart. Accordingly, a significant decrease in business from or loss of Wal-Mart as a customer would have a material adverse effect on our business, financial condition and results of operations, which, in turn, would affect our business, financial condition and results of operations.

The extent of our foreign sourcing and manufacturing may adversely affect our business, financial condition and results of operations.

Substantially all of our products are manufactured outside the United States. As a result of the magnitude of foreign sourcing and manufacturing, our business is subject to the following risks:

•	political and economic instability in foreign countries, including heightened terrorism and other security concerns, which could subject imported or exported goods to additional or more frequent inspections, leading to delays in deliveries or impoundment of goods, or an increase in transportation costs of raw materials or finished product;

•	the imposition of regulations and quotas relating to imports, including quotas imposed by bilateral textile agreements between the United States and foreign countries, including China, where both companies conduct business;

•	the imposition of duties, taxes and other charges on imports;

•	significant fluctuation of the value of the U.S. dollar against foreign currencies;

•	restrictions on the transfer of funds to or from foreign countries; and

•	violations by foreign contractors of labor and wage standards and resulting adverse publicity.

If these risks limit or prevent us from selling, manufacturing or acquiring products from foreign suppliers, our operations could be disrupted until alternative suppliers are found, which could negatively impact our business, financial condition and results of operations.

We operate on very tight delivery schedules and if there are delays and expected delivery dates cannot be met, it could negatively affect our profitability.

If there is a delay in the delivery of goods and delivery schedules cannot be met, then our customers may cancel their orders or request a reduced price for the delivery of their orders. If orders are canceled, it would result in an over-inventoried position and require the sale of inventory at low or negative gross profits, which would reduce our profitability. We may also incur extra costs to meet customer delivery dates, which would also reduce our profitability.

Any disruptions at our distribution center could materially affect our ability to distribute products, which could lead to a reduction our revenue and/or profits.

Our distribution center in Poplarville, MS serves our customers. There is no backup facility or any alternate distribution arrangements in place. If we experience disruptions at our distribution center that impede the timeliness or fulfillment of the products being distributed, or our distribution center is partially or completely destroyed, becomes inaccessible, or is otherwise not fully usable, whether due to unexpected circumstances such as weather conditions or disruption of the transportation systems or uncontrollable factors such as terrorism and war, it would have a material adverse effect on our ability to distribute our products, which in turn would have a material adverse effect on our business, financial condition and results of operations.

The failure to upgrade information technology systems as necessary could have an adverse effect on our operations.

Some of our information technology systems, which are primarily utilized to manage information necessary to price and ship products, manage production and inventory and generate reports to evaluate our business operations, are dated and are comprised of multiple applications, rather than one overarching system. Modifications involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. If we are unable to effectively implement these systems and update them where necessary, this could have a material adverse effect on our business, financial condition and results of operations.

We could be sued for trademark infringement, which could force us to incur substantial costs and devote significant resources to defend the litigation.

We use many trademarks and product designs in our business and believe these trademarks and product designs are important to our business and our competitive position and success. As appropriate, we rely on the trademark and copyright laws to protect these designs even if not formally registered as marks, copyrights or designs. We may be sued for alleged infringement of our proprietary rights. The party claiming infringement might have greater resources than us to pursue its claims, and we could be forced to incur substantial costs and devote significant management resources to defend the litigation. Moreover, if the party claiming infringement were to prevail, we could be forced to discontinue the use of the related trademark, patent or design and/or pay significant damages, or to enter into expensive royalty or licensing arrangements with the prevailing party, assuming these royalty or licensing arrangements are available at all on an economically feasible basis, which they may not be.

If we cannot protect our trademarks and other proprietary intellectual property rights, our business may be adversely affected.

We may experience difficulty in effectively limiting unauthorized use of our respective trademarks and product designs worldwide, which may cause significant damage to our brand name and our ability to effectively represent ourselves to our agents, suppliers, vendors and customers. We may not be successful in enforcing our trademark and other proprietary rights and there can be no assurance that we will be adequately protected in all countries or that we will prevail when defending our trademark and proprietary rights.

ITEM 2.    PROPERTIES

The following table sets forth all of the facilities that we owned or leased as of June 30, 2007. In addition to the facilities described in the table, we utilize a public warehouse in California on a per-shipment basis to accommodate our largest customer and to reduce transit times from our contractors to meet customer deliveries. We also utilize a public warehouse in Canada on a per-shipment basis to accommodate our Canadian customers. We believe that our facilities, together with the utilization of public warehouses, are adequate for our current and reasonably foreseeable future needs and that our properties are in good condition and suitable for the conduct of our business.

Location	Use	Owned or Leased	Square Footage	Annual Rent	Expiration of Lease
1115 Broadway, New York, NY	Corporate Offices	Leased	11,000	$1,192,000	12/2010
	Divisional Sales Office and Showroom		8,000
	Production Staff and Design		12,000
			31,000
180 Madison Ave. New York, NY	Sales Office and Showroom	Leased	3,000	$108,000	05/2011
Poplarville, MS	Manufacturing Support	Leased	24,000	$8,000	11/2010
	Warehousing and Distribution		172,000
	Office		16,000
			212,000
	Warehousing	Owned	27,000		N/A
	Office		2,000
			29,000
Makati, Philippines	Administrative and Manufacturing Support, Sample and Pattern Making	Leased	3,800	$19,000	04/2008
Montreal, Canada	Office	—	1,000	$10,000	Month to Month

ITEM 3.    LEGAL PROCEEDINGS

There are no legal proceedings pending which we consider to be material.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the American Stock Exchange under the symbol ‘‘MSI.’’ The following table sets forth for the indicated periods the reported high and low prices per share.

	High	Low
Year Ended June 30, 2007
First Quarter	$.87	$.72
Second Quarter	1.68	.75
Third Quarter	3.50	1.60
Fourth Quarter	2.90	1.96
Year Ended June 30, 2006
First Quarter	$.93	$.66
Second Quarter	.75	.46
Third Quarter	.82	.55
Fourth Quarter	.98	.67

Holders

As of August 31, 2007, there were 738 shareholders of record of our common stock. We believe that there are a significant number of beneficial owners of our common stock whose shares are held in ‘‘street name.’’

Dividend Policy

We presently intend to retain all earnings for our growth. Depending upon our capital resources and needs, we may pay cash dividends in the future. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon our earnings, capital requirements and financial condition, and other relevant factors.

Equity Compensation Plan Information

The following sets forth certain information as of June 30, 2007 concerning our equity compensation plans:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Plans approved by shareholders
1988 Non-Qualified Stock Option Plan	900,000		$1.03	766,666
1994 Incentive Stock Option Plan	110,000		.63	—
2000 Performance Equity Plan	331,000	(1)	.90	125,649	(2)
	1,341,000		.97	892,315
Plans not approved by shareholders
Warrant(3)	50,000		.44	—
Total	1,391,000		$.95	892,315

(1)	Includes 36,000 shares of common stock issuable upon exercise of options under our 2000 Performance Equity Plan granted to non-employee directors pursuant to our Non-Employee Director Compensation Plan.

(2)	Our Non-Employee Director Compensation Plan provides that each non-employee director may elect to receive his or her annual stipend and meeting fees in cash and/or shares of our common stock under our 2000 Performance Equity Plan in such proportion as is determined by each non-employee director. If a non-employee director elects to be paid in stock, either in full or in part, the number of shares of common stock to be issued is determined by dividing the dollar amount of the stipend and meeting fees earned during the quarter (or a percentage thereof, if the non-employee director elects to receive stock payment in part) by the last sale price of our common stock on the last trading day of each calendar quarter in which the fees were earned. As of June 30, 2007, an aggregate of 191,351 shares of common stock have been issued to non-employee directors.
(3)	See Note 13 to the Consolidated Financial Statements of Movie Star for a description of the warrant.

ITEM 6.    SELECTED FINANCIAL DATA

(In Thousands, Except Per Share Amounts)

Statement of Operations Data:	Fiscal Years Ended June 30,
	2007	2006	2005	2004	2003
Net sales	$63,493	$51,639	$58,533	$53,691	$64,916
Cost of sales	43,144	37,528	44,304	37,581	44,345
Selling, general and administrative expenses	17,434	16,310	19,024	15,824	14,623
Insurance recovery	—	(1,450)	—	—	—
Merger related fees	2,391	246	—	—	—
Gain on sale of property, plant and equipment	(496)	—	—	—	—
	62,473	52,634	63,328	53,405	58,968
Operating income (loss) from continuing operations	1,020	(995)	(4,795)	286	5,948
Interest income	(5)	(3)	(1)	(12)	(4)
Interest expense	609	476	282	76	351
Income (loss) from continuing operations before income tax provision (benefit)	416	(1,468)	(5,076)	222	5,601
Income tax provision (benefit)	270	(468)	(1,954)	94	2,170
Net income (loss)	$146	$(1,000)	$(3,122)	$128	$3,431
Basic net income (loss) per share	$.01	$(.06)	$(.20)	$.01	$.23
Diluted net income (loss) per share	$.01	$(.06)	$(.20)	$.01	$.22
Basic weighted average number of shares outstanding	16,089	15,700	15,625	15,574	15,133
Diluted weighted average number of shares outstanding	16,671	15,700	15,625	16,199	15,407

Balance Sheet Date:	At June 30,
	2007	2006	2005	2004	2003
Working capital	$9,590	$8,932	$10,673	$16,543	$15,979
Total assets	$22,338	$23,221	$24,907	$20,779	$24,089
Short-term debt – Including current maturities of long-term debt and capital lease obligations	$4,183	$4,955	$4,794	$—	$2,304
Long-term debt – Including deferred lease and other long-term liabilities	$379	$398	$390	$374	$325
Shareholders’ equity	$14,605	$13,782	$14,677	$17,747	$17,264

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this Form 10-K and in our future filings with the Securities and Exchange Commission, the words or phrases ‘‘will likely result,’’ ‘‘management expects’’ or ‘‘we expect,’’ ‘‘will continue,’’ ‘‘is anticipated,’’ ‘‘estimated’’ or similar expressions are intended to identify ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks are included in ‘‘Item 1: Business,’’ ‘‘Item 1A: Risk Factors’’ and ‘‘Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ of our Form 10-K for the fiscal year ended June 30, 2007. In assessing forward-looking statements contained herein, readers are urged to carefully read those statements. Among the factors that could cause actual results to differ materially are: competition; business conditions and industry growth; rapidly changing consumer preferences and trends; general economic conditions; large variations in sales volume with significant customers; addition or loss of significant customers; continued compliance with government regulations; loss of key personnel; labor practices; product development; management of growth; increases of costs of operations or inability to meet efficiency or cost reduction objectives; timing of orders and deliveries of products; and foreign government regulations and risks of doing business abroad.

Overview

The intimate apparel business is highly competitive. The industry is characterized by numerous small companies selling unbranded merchandise, and by several large companies that have developed widespread consumer recognition of the brand names associated with the merchandise sold by these companies. In addition, retailers to whom we sell our products have sought to expand the development and marketing of their own brands and to obtain intimate apparel products directly from the same or similar sources from which we obtain our products. Many of these companies have greater financial, technical and marketing resources and sourcing capabilities than we do.

The intimate apparel business for department stores, specialty stores and regional chains is divided into four selling seasons per year. For each selling season, we create a new line of products that represents our own brand name, Cinema Etoile®. Our brand name does not have widespread consumer recognition, although it is well known by our customers. We sell our brand name products primarily during these selling seasons. We also develop specific products for some of our larger accounts, mass merchandisers and national chains, and make between five and eight presentations throughout the year to these accounts. We do not have long-term contracts with any of our customers and, therefore, our business is subject to unpredictable increases and decreases in sales depending upon the size and number of orders that we receive each time we present our products.

Merger with FOH Holdings, Inc.

On December 18, 2006, we entered into a merger agreement with FOH Holdings, Inc. and Fred Merger Corp., our wholly-owned subsidiary. Under the terms of the merger agreement, Fred Merger Corp. will be merged with and into FOH Holdings, with FOH Holdings continuing as the surviving corporation as our wholly-owned subsidiary. Upon the consummation of the merger, we will change our name to Frederick’s of Hollywood Group Inc.

Our board of directors unanimously approved the merger agreement and the transactions contemplated thereby on the unanimous recommendation of our special committee. The special committee engaged special legal counsel and Chanin Capital, LLC to serve as its financial advisor. On December 18, 2006, Chanin Capital, LLC delivered its opinion to the special committee on which our board of directors was entitled to rely, stating that, as of the date of the opinion, the consideration to be paid by us to the holders of FOH Holdings’ common stock is fair to the holders of our common stock from a financial point of view.

As a result of the merger, we anticipate issuing approximately 23.7 million shares of our common stock to the stockholders of FOH Holdings as merger consideration. Approximately 50% of FOH Holdings common stock is owned by Tokarz Investments, LLC, an affiliate of TTG Apparel, LLC, which is a current shareholder of Movie Star owning 3,532,644 shares of our common stock. The other approximately 50% of FOH Holdings common stock is owned by accounts and funds managed by and/or affiliated with Fursa Alternative Strategies, LLC.

In connection with the merger agreement, we have agreed to issue new shares of our common stock to our current shareholders upon the exercise of non-transferable subscription rights. To the extent that our shareholders do not purchase, on an aggregate basis, their pro rata percentage of our common stock in the rights offering, TTG Apparel and its affiliates, including Tokarz Investments, and funds affiliated with Fursa Alternative Strategies have agreed to purchase, on an equal basis, any such shortfall.

The completion of the merger and the rights offering is subject to various conditions, including obtaining the requisite approval by our shareholders of (i) the issuance of shares of our common stock in connection with the transactions contemplated by the merger agreement and (ii) an amendment to our certificate of incorporation to (a) increase the number of authorized shares of our common stock to 200,000,000 shares and (b) authorize the issuance of up to 10,000,000 shares of preferred stock. The merger agreement also includes customary termination provisions for both Movie Star and FOH Holdings and provides that, in connection with the termination of the merger agreement under specified circumstances relating to our receipt of a proposal that is superior to the transaction with FOH Holdings, we may be required to pay FOH Holdings a termination fee of $300,000 plus the reimbursement of reasonable fees and expenses of FOH Holdings and its stockholders relating to the merger.

On April 9, 2007, we entered into a consulting agreement with Performance Enhancement Partners, LLC, to provide Movie Star with the personal services of Peter Cole, a current member of our board of directors, to (i) act as the lead member of our board of directors to facilitate the timely and successful completion of the merger and (ii) serve as the Executive Chairman of the combined company following the closing of the transactions contemplated by the merger agreement until July 26, 2008.

On June 8, 2007, we entered into an amendment to the merger agreement with FOH Holdings and Fred Merger Corp., pursuant to which the parties agreed to, among other things, extend the termination date under the merger agreement from September 1, 2007 to December 31, 2007 and amend the form of our amended and restated certificate of incorporation to authorize the issuance of up to 10,000,000 shares of preferred stock, $.01 par value per share.

In connection with the audit of FOH Holdings’ consolidated financial statements for the fiscal year ended July 29, 2006, which did not include an audit of the effectiveness of FOH Holdings’ internal controls over financial reporting, its independent registered public accounting firm reported to its audit committee two ‘‘material weaknesses’’ and other deficiencies in FOH Holdings’ internal control over financial reporting, finding that:

•	FOH Holdings did not perform reconciliations of significant accounts on a timely basis during the course of the year, nor did these reconciliations undergo the appropriate level of review; and

•	FOH Holdings did not have adequate cut-off procedures to ensure that all costs during the year were properly recorded in the correct period.

FOH Holdings is in the process of implementing procedures to remediate these material weaknesses and other deficiencies. Certain steps are underway, including the recruitment of additional qualified and experienced accounting and financial reporting personnel, the establishment of a formal monthly closing process, and written documentation of certain key accounting practices, policies and procedures. If these weaknesses are not adequately remediated or were to recur, or if additional weaknesses are identified or new or improved controls are not implemented successfully in a timely manner, the combined company’s ability to assure timely and accurate financial reporting may be adversely affected. As a result, errors in financial reporting may occur and the combined company may be required to restate its financial statements and shareholders could lose confidence in the accuracy and reliability of its financial statements.

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

Inventory   —   Inventory is carried at the lower of cost or market on a first-in, first-out basis. Management writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and the age of the inventory. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Historically, management has found its write-down of inventory to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. Inventory reserves were $940,000 at June 30, 2007, and $1,015,000 at June 30, 2006.

Accounts Receivable/Allowance for Doubtful Accounts and Sales Discounts — Accounts receivable is net of allowance for doubtful accounts and sales discounts. An allowance for doubtful accounts is determined through the analysis of the aging of accounts receivable at the date of the financial statements. An assessment of the accounts receivable is made based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant, primarily due to our history of minimal bad debts. An allowance for sales discounts is based on discounts relating to open invoices where trade discounts have been extended to customers, costs associated with potential returns of products, as well as allowable customer markdowns and operational charge backs, net of expected recoveries. These allowances are included as a reduction to net sales and are part of the provision for allowances included in accounts receivable. The foregoing results from seasonal negotiations as well as historic deduction trends, net of expected recoveries and the evaluation of current market conditions. As of June 30, 2007 and June 30, 2006, accounts receivable was net of allowances of $700,000 and $950,000, respectively. Historically, management has found its allowance for doubtful accounts and sales discounts to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If market conditions were to deteriorate, management may take actions to increase customer incentive offerings, possibly resulting in an incremental allowance at the time the incentive is offered.

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

Fiscal 2007 Compared to Fiscal 2006

The following table shows each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the consolidated financial statements included elsewhere in this report (in thousands, except for percentages):

	Year Ended June 30,
	2007		2006		2005
Net sales	$63,493	100.0%	$51,639	100.0%	$58,533	100.0%
Cost of sales	43,144	68.0%	37,528	72.7%	44,304	75.7%
Gross profit	20,349	32.0%	14,111	27.3%	14,229	24.3%
Selling, general and administrative expenses	17,434	27.5%	16,310	31.6%	19,024	32.5%
Insurance recovery	—	—	(1,450)	(2.8)%	—	—
Merger related fees	2,391	3.8%	246	0.5%	—	—
Gain on sale of property, plant and equipment	(496)	(0.8)%	—	—	—	—
Income (loss) from operations	1,020	1.6%	(995)	(1.9)%	(4,795)	(8.2)%
Interest income	(5)	0.0%	(3)	—	(1)	—
Interest expense	609	1.0%	476	0.9%	282	0.5%
Income (loss) before income tax provision (benefit)	416	0.6%	(1,468)	(2.8)%	(5,076)	(8.7)%
Income tax provision (benefit)	270	0.4%	(468)	(0.9)%	(1,954)	(3.4)%
Net Income (loss)	$146	0.2%	$(1,000)	(1.9)%	$(3,122)	(5.3)%

Percent amounts may not add due to rounding.

Net Sales

(in thousands, except for percentages)

Customer	Net Sales for Fiscal 2007	Percent of total sales	Net Sales for Fiscal 2006	Percent of total sales	Increase/ (decrease) from prior year	Percent of Increase/ (decrease) from prior year
Wal-Mart	$32,464	51.1%	$12,918	25.0%	$19,546	151.3%
Frederick’s of Hollywood	3,201	5.0%	1,211	2.3%	1,990	164.3%
Other	26,721	42.1%	35,624	69.0%	(8,903)	(25.0)%
Total U.S.	62,386	98.2%	49,753	96.3%	12,633	25.4%
Canada	1,107	1.8%	1,886	3.7%	(779)	(41.3)%
Total	$63,493	100.0%	$51,639	100.0%	$11,854	23.0%

Net sales for the year ended June 30, 2007 were $63,493,000 compared to $51,639,000 for the comparable period in 2006. The increase was primarily due to:

•	an increase of $19,546,000 in shipments to Wal-Mart, our largest customer, which resulted from the concentrated efforts of our design and merchandising teams to present products that were most compatible with Wal-Mart’s business plan and generated our receipt of additional orders to ship in fiscal 2007. Additionally, we were able to ship an additional $2,000,000 order for Wal-Mart in the fourth quarter of fiscal 2007 instead of the first quarter of fiscal 2008; a comparable order in the prior year had been shipped in the first quarter of fiscal 2007 instead of the fourth quarter of fiscal 2006; and

•	an increase of $1,990,000 in shipments to Frederick’s of Hollywood, which was primarily due to the addition of design personnel to create an increased number of styles specifically for Frederick’s of Hollywood.

This increase was partially offset by a net overall decrease of $9,682,000 in shipments to other customers, including a $779,000 reduction in shipments to Canada. This decrease was due to a reduction in sales of closeout inventory and customers placing fewer orders with us in the current year, which resulted from certain customers eliminating the sale of specific product categories that we previously sold to them, producing some of the product themselves, selecting competing vendors and industry consolidation, such as the May Company and Federated Department Stores merger.

Backlog of Open Orders

(in thousands, except for percentages)

Customer	Backlog of orders at June 30, 2007	% of total orders	Backlog of orders at June 30, 2006	% of total orders	Increase/ (decrease) from prior year	% of Increase/ (decrease) from prior year
Wal-Mart	$21,957	62.3%	$24,556	58.9%	$(2,599)	(10.6)%
Frederick’s Of Hollywood	1,431	4.1%	1,388	3.4%	43	3.1%
Other	11,395	32.3%	14,263	34.2%	(2,868)	(20.1)%
Total U.S.	34,783	98.7%	40,207	96.5%	(5,424)	(13.5)%
Canada	446	1.3%	1,479	3.5%	(1,033)	(69.8)%
Total	$35,229	100.0%	$41,686	100.0%	$(6,457)	(15.5)%

The backlog of orders was $35,229,000 as of June 30, 2007 and $41,686,000 as of June 30, 2006. Orders are booked upon receipt. We believe that our current backlog is firm and will be filled by the end of the fiscal year ending June 30, 2008. The reduction in open orders with Wal-Mart is primarily due to the shipment of a $2,000,000 order in the fourth quarter of fiscal 2007 discussed above. The reduction in our backlog for our other business and Canada is primarily due to the same reasons for the sales decrease discussed above.

Gross Profit

The gross profit percentage was 32.0 % for the year ended June 30, 2007 as compared to 27.3% for the year ended June 30, 2006. The higher overall margin in fiscal 2007 resulted from a better product mix, which created a higher initial gross margin, lower allowances and markdowns, and higher sales levels, which reduced the percentage of our fixed overhead production costs as they relate to sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $17,434,000, or 27.5 % of net sales, for the year ended June 30, 2007 compared to $16,310,000, or 31.6% of net sales, for the same period in 2006. This increase of $1,124,000 resulted primarily from increases in:

•	salary and related costs of $579,000 due to an increase in the number of employees. This increase was primarily due to additional employees hired to service the anticipated increase in business with Frederick’s of Hollywood;

•	stock compensation expense of $216,000 as a result of options being issued to six employees in the second quarter of fiscal 2007, three of whom are executive officers of our company;

•	shipping expense and related costs of $135,000 as a result of higher sales;

•	design related costs of $99,000 resulting from an increase in the number of samples produced; and

•	a net overall increase in other general overhead expenses.

During the third and fourth quarters of fiscal 2006, we resolved our insurance claim related to the physical damage to our Poplarville, Mississippi distribution facilities caused by hurricane Katrina, which resulted in a gain of $1,450,000, net of expenses.

In connection with our proposed merger with Frederick’s of Hollywood, we have incurred merger-related fees of $2,391,000 for the year ended June 30, 2007 as compared to $246,000 for the same period last year. Included in the merger- related fees are legal fees, costs associated with our special committee’s financial advisor, which included the issuance of a fairness opinion to our special committee, and accounting costs for due diligence. These fees are being expensed as a result of the merger being treated as a reverse acquisition. We also incurred an additional $130,000, which has been recorded as deferred issuance costs in the current year as these costs are directly related to the $20,000,000 rights offering.

We recorded a gain on the sale of property, plant and equipment of $496,000, net of related costs, in the second quarter of fiscal 2007, which resulted primarily from the sale of our closed distribution facility in Petersburg, Pennsylvania for which we completed the sale for approximately $683,000 in cash and recorded a gain of approximately $482,000, net of related costs.

Income (Loss) From Operations

We recorded income from operations of $1,020,000 for the year ended June 30, 2007, compared to a loss from operations of $995,000 for the same period in 2006. This improvement was primarily due to higher gross profit of $6,238,000 and the gain on the sale of our closed Petersburg, Pennsylvania distribution facility of $496,000, partially offset by higher selling, general and administrative expenses of $1,124,000, higher merger-related fees of $2,145,000 and the insurance recovery of $1,450,000 in the prior year.

Interest Income/Expense

Interest income for the year ended June 30, 2007 was $5,000 as compared to $3,000 for 2006.

Interest expense for the year ended June 30, 2007 was $609,000 as compared to $476,000 for 2006. This increase was due to higher interest rates during the current fiscal year.

Income Tax Provision/Benefit

We recorded an income tax provision for the year ended June 30, 2007 of $270,000, as compared to an income tax benefit of $468,000 for the similar period in 2006. This provision for income taxes as compared to the benefit in the prior year is due to the income in the current year as compared to the loss in the prior year.

Net Income

We recorded net income for the year ended June 30, 2007 of $146,000 as compared to a net loss of $1,000,000 for the same period in 2006. This improvement was due to higher gross profit dollars of

$6,238,000 and the gain on the sale of our closed Petersburg, Pennsylvania distribution facility of $496,000, partially offset by higher selling, general and administrative expenses of $1,124,000, higher merger-related fees of $2,145,000, the hurricane Katrina insurance recovery of $1,450,000 in the prior year, higher net interest costs of $131,000 and a tax provision in the current year of $270,000 as compared to a tax benefit in the prior year of $468,000.

Fiscal 2006 Compared to Fiscal 2005

Net Sales

(in thousands, except for percentages)

Customer	Net Sales for the year ended June 30, 2006	% of total sales	Net Sales for the year ended June 30, 2005	% of total sales	Increase/ (decrease) from prior year	% of increase/ (decrease) from prior year
Wal-Mart	$12,918	25.0%	$11,475	19.6%	$1,443	12.6%
Frederick’s of Hollywood	1,211	2.3%	62	0.1%	1,149	1,853.2%
Other	35,624	69.0%	46,677	79.8%	(11,053)	(23.7)%
Total U.S.	49,753	96.3%	58,214	99.5%	(8,461)	(14.5)%
Canada	1,886	3.7%	319	0.5%	1,567	491.2%
Total	$51,639	100.0%	$58,533	100.0%	$(6,894)	(11.8)%

Net sales for the year ended June 30, 2006 were $51,639,000 compared to $58,533,000 in the comparable period in 2005.

The decrease was primarily due to:

•	our decision not to bid on an order in fiscal 2006 similar to a low margin order of $7,800,000 that was shipped to one major retailer (included in other above) in the second and third quarters of fiscal 2005. When we accepted this order, the expected gross margin was considerably lower than our historical gross margin. The costs to prepare this order for shipment and to ship the order were significantly higher than we originally anticipated resulting in a further reduction in the gross margin. These additional costs resulted from bad weather conditions, which caused a significant portion of the merchandise to arrive late at our distribution centers from India. We also incurred overtime expenses to prepare the order for shipment and, in some instances, to meet our customer’s delivery dates, some goods were shipped by air at a much higher cost from India to our distribution center and from our distribution center to our customer;

•	a decrease in shipments due to customers placing fewer orders with us in the current year, which was primarily due to certain customers eliminating the sale of specific product categories that we previously sold to them, producing some of the product themselves, selecting competing vendors and industry consolidation.

This decrease was partially offset by:

•	an increase of $1,160,000 in sales generated from Sidney Bernstein & Son Lingerie, Inc. (SB&S) that resulted from our acquisition of SB&S in August 2004 and having eleven shipping months for fiscal 2005 as compared to twelve months in fiscal 2006. SB&S (included in the table above in the ‘‘Other’’ column) accounted for $14,124,000 and $12,964,000 of net sales for the years ended June 30, 2006 and 2005, respectively;

•	the increase in sales generated in Canada resulted from our operations in Canada beginning in late spring of 2004, which did not result in orders being shipped until December 2004, allowing for only seven shipping months in fiscal 2005 as compared to twelve shipping months in fiscal 2006;

•	an increase of $1,443,000 in shipments to Wal-Mart, which resulted from the commencement of the concentrated efforts of our design and merchandising teams to present products most compatible with Wal-Mart’s business plan and generated our receipt of additional orders to ship in fiscal 2006.

Backlog of Open Orders

(in thousands, except for percentages)

Customer	Backlog of orders at June 30, 2006	% of total orders	Backlog of orders at June 30, 2005	% of total orders	Increase/ (decrease) from prior year	% of Increase/ (decrease) from prior year
Wal-Mart	$24,556	58.9%	$8,847	31.2%	$15,709	177.6%
Frederick’s of Hollywood	1,388	3.4%	98	0.3%	1,290	1316.3%
Other	14,263	34.2%	18,461	65.1%	(4,198)	(22.7)%
Total U.S.	40,207	96.5%	27,406	96.6%	12,801	46.7%
Canada	1,479	3.5%	958	3.4%	521	54.4%
Total	$41,686	100.0%	$28,364	100.0%	$13,322	47.0%

Gross Profit

The gross profit percentage was 27.3% for the year ended June 30, 2006 as compared to 24.3% for the year ended June 30, 2005. The higher overall margin resulted primarily from not having the large low margin order that we shipped in the second and third quarters of fiscal 2005.

As a result of differences between the accounting policies of companies in the industry relating to whether certain items of expense are included in cost of sales rather than recorded as selling expenses, the reported gross profits of different companies, including our own, may not be directly compared. For example, we record the costs of preparing merchandise for sale, including warehousing costs and shipping and handling costs, as a selling expense, rather than as a cost of sale. Therefore, our gross profit is higher than it would be if such costs were included in cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16,310,000, or 31.6% of net sales, for the year ended June 30, 2006 compared to $19,024,000, or 32.5% of net sales, for the same period in 2005. This decrease of $2,714,000 resulted from decreases in:

•	salary expense and salary related costs of $857,000 as a result of changes in the composition of personnel;

•	consulting fees of $639,000 due to the termination of our prior Chairman’s services in connection with our consulting agreement with him;

•	shipping expense and shipping related costs of $520,000 as a result of lower sales, the elimination of the SB&S distribution center in January 2005 and the Pennsylvania distribution facility in December 2005. The decisions to eliminate these two facilities were made by us to enhance our competitiveness, to reduce expenses and to improve efficiencies;

•	samples and design related costs of $411,000 as a result of lower purchases of sample fabrics and trims and increased usage of in-house resources related to design and artwork; and

•	a net overall reduction in other general overhead expenses.

In connection with our proposed merger with Frederick’s of Hollywood, we incurred merger related fees of $246,000 for the year ended June 30, 2006. Included in the merger related fees are legal fees and costs associated with our financial advisor. These fees are being expensed as a result of the merger being treated as a reverse acquisition.

During the third and fourth quarter of fiscal 2006, we resolved our insurance claim on the Poplarville, Mississippi distribution facilities, which resulted in a gain of $1,450,000, net of expenses. A portion of the proceeds has been and will be used to replace certain portions of the facility that were damaged during hurricane Katrina.

Loss From Operations

We recorded a loss from operations of $995,000 for the year ended June 30, 2006, compared to a loss from operations of $4,795,000 for the similar period in 2005. This improvement was primarily due to the insurance recovery of $1,450,000, a reduction in selling, general and administrative expenses of $2,714,000, partially offset by lower gross profit dollars of $118,000 and the merger related fees of $246,000.

Interest Income/Expense

Interest income for the year ended June 30, 2006 was $3,000 as compared to $1,000 for 2005.

Interest expense for the year ended June 30, 2006 was $476,000 as compared to $282,000 for 2005. This increase was due primarily to higher interest rates and higher borrowing levels.

Income Tax Benefit

We recorded an income tax benefit of $468,000 for the year ended June 30, 2006, as compared to an income tax benefit of $1,954,000 for the same period in 2005. The decrease in income tax benefit is due to the lower loss in fiscal 2006.

Net Loss

We recorded a net loss for the year ended June 30, 2006 of $1,000,000 compared to a net loss of $3,122,000 for the same period in 2005. This improvement was due to the insurance recovery of $1,450,000, lower selling, general and administrative expenses of $2,714,000, partially offset by lower gross profit dollars of $118,000, the merger related fees of $246,000, an increase in interest expense of $192,000 and a lower income tax benefit in the current period as compared to the same period last year of $1,486,000.

Liquidity and Capital Resources

Cash Used in Operations

Net cash used in operating activities for the year ended June 30, 2007 was $137,000, resulting primarily from:

•	an increase in accounts receivable of $1,928,000 due to an increase of $2,716,000 in sales for the last two months of fiscal year 2007 as compared to the last two months of the prior fiscal year;

•	a decrease in the provision for sales allowances and doubtful accounts of $251,000 due to lower markdowns and allowances; and

•	a decrease in accounts payable and other liabilities of $1,001,000, which was primarily related to higher in-transit finished goods inventory at the beginning of the year, which was paid in the current year.

These decreases in cash flow were partially offset by:

•	net income of $146,000 for fiscal year 2007;

•	non-cash expenses of $357,000 for depreciation and amortization, stock-based compensation expenses of $236,000 and a reduction in the deferred tax asset of $254,000, which resulted from the current year’s income and the utilization of our net operating loss carry forwards, partially offset by the gain on the sale of property, plant and equipment of $496,000, of which $482,000 was from the sale of our distribution center in Petersburg, Pennsylvania; the proceeds of this transaction are recorded in investing activities;

•	a decrease in inventory of $2,165,000 primarily as a result of lower finished goods inventory of $1,846,000, which primarily resulted from lower in-transit finished goods of approximately $1,400,000 as well as other general reductions in finished goods inventory and lower piece goods of approximately $238,000, which resulted from less cut, make and trim production that requires the ownership of piece goods; and

•	a decrease in prepaid expenses and other current assets of $490,000, which primarily resulted from the receipt of a $502,000 payment of the insurance receivable for Hurricane Katrina.

Net cash used in operating activities for the year ended June 30, 2006 was $1,267,000 resulting primarily from a loss of $2,450,000 excluding the gain on insurance recovery of $1,450,000, an increase in accounts receivable of $576,000 and a decrease in accrued expenses and other liabilities of $679,000, offset by a decrease in inventory of $2,749,000. The reduction in inventory was primarily in finished goods and was due to customer orders being scheduled to ship later in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006, resulting in finished goods arriving later, as well as better inventory management.

Cash Provided by Investing Activities

Net cash provided by investing activities of $464,000 for the year ended June 30, 2007 consisted of:

•	proceeds from the sales of property, plant and equipment of $698,000, which was primarily related to the sale of our Petersburg Pennsylvania distribution center; and

•	insurance proceeds of $26,000 associated with the damage to our Poplarville, Mississippi distribution facilities from Hurricane Katrina.

These increases in cash were partially offset by purchases of property, plant and equipment of $260,000.

For the year ended June 30, 2006, net cash provided by investing activities of $1,109,000 consisted of insurance proceeds of $1,424,000 associated with damage to our Poplarville, MS building from Hurricane Katrina offset by purchases of property, plant and equipment of $315,000.

Cash Used in/Provided by Financing Activities

The net cash used in financing activities of $472,000 for the year ended June 30, 2007 resulted from:

•	the net repayments of short-term borrowings of $829,000; and

•	the repayments of capital lease obligations of $59,000.

These reductions in cash were partially offset by proceeds of $416,000 from the exercise of 612,000 stock options at an average exercise price of $0.68 per share by three current employees, one terminated employee and one director.

For the year ended June 30, 2006, net cash provided by financing activities of $161,000 resulted from net proceeds from short-term borrowings.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided as of June 30, 2007 (in thousands):

	Payments Due by Period
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Note Payable(1)	$4,126	$4,126	$—	$—	$—
Note Payable Interest(2)	309	309	—	—	—
Capital Lease Obligation	117	61	56	—	—
Licensing Agreement	95	95	—	—	—
Operating Leases	4,692	1,298	2,659	735	—
Employment Contracts	3,140	1,345	1,515	280	—
Consulting Agreements	533	400	133	—	—
Other Long-term Liability	88	17	40	31	—
Total Contractual Obligations	$13,100	$7,651	$4,403	$1,046	$—

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Other Commercial Commitments
Letters of Credit	$8,818	$8,818	$—	$—	$—
Total Commercial Commitments	$8,818	$8,818	$—	$—	$—

(1)	Note Payable is a less than one-year obligation because the financial institution may demand payment at any time. Interest on outstanding borrowings is payable at a variable rate per annum, equal to the prime rate less 0.75% (our current borrowing rate at June 30, 2007 was 7.50%).
(2)	Note Payable Interest assumes that the principal amount outstanding on our line of credit is paid in full on June 30, 2008, that the principal amount to be repaid on that date will be $4,126,000 and that the interest rate will be 7.50% (our current borrowing rate at June 30, 2007).

We have no obligations that have a provision for increased or accelerated payments.

Note Payable

Effective June 30, 2006, we obtained a new revolving line of credit of up to $30,000,000. This revolving line of credit and letter of credit facility expires on June 30, 2008 and is sufficient for our projected needs for operating capital and letters of credit to fund the purchase of imported goods through June 30, 2008. Direct borrowings under this line bear interest at the J.P. Morgan Chase Bank prime rate less .75 percent per annum. Availability under the line of credit is subject to our compliance with certain agreed upon financial formulas. We were in compliance with our requirements under this facility at June 30, 2007. This line of credit is secured by substantially all of our assets.

Future Financing Requirements

For the year ended June 30, 2007, our working capital increased by $658,000 to $9,590,000, primarily due to income from operations and the sale of property, plant and equipment.

We believe the available borrowing under our revolving line of credit, along with anticipated operating cash flows, will be sufficient to cover our working capital requirements through June 30, 2008.

We anticipate that capital expenditures for fiscal 2008 will be $1,000,000.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108) ‘‘Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.’’ SAB 108 provides guidance on quantifying financial statement misstatements, including the effects of prior year errors on current year financial statements. SAB 108 is effective for periods ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157 ‘‘Fair Value Measures’’ (‘‘SFAS No. 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, however it does not apply to SFAS 123R. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. We do not expect the adoption of SFAS 157 to have a material impact on its financial statements.

In February 2007, FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities,’’ (‘‘SFAS No. 159’’), which amends the accounting for assets and liabilities in financial statements in accordance with SFAS No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities’’. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for the first fiscal year beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on its financial statements.

Inflation

We do not believe that our operating results have been materially affected by inflation during the preceding three years. There can be no assurance, however, that our operating results will not be affected by inflation in the future.

Seasonality

We manufacture a wide variety of intimate apparel in many different styles and sizes and for use in all seasons and climates in the United States. Because of our product mix, we are subject to seasonal variations in sales. Historically, more than 50% of our sales have been made in the first six months of our fiscal year (i.e., the second half of the calendar year).

Imports

Transactions with our foreign manufacturers and suppliers are subject to the risks of doing business outside of the United States. Our import and offshore operations are subject to constraints imposed by agreements between the United States and the foreign countries in which we do business. These agreements often impose quotas on the amount and type of goods that can be imported into the United States from these countries. Such agreements also allow the United States to impose, at any time, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits. Our imported products are also subject to United States customs duties and, in the ordinary course of business we are from time to time subject to claims by the United States Customs Service for duties and other charges. The United States and other countries in which our products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust presently prevailing quotas, duty or tariff levels, which could adversely affect our operations and our ability to continue to import products at current or increased levels. We cannot predict the likelihood or frequency of any such events occurring.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to changes in the J.P. Morgan Chase Bank prime rate based on the Federal Reserve actions and general market interest fluctuations. We believe that moderate interest rate increases or decreases will not have a material impact on our results of operations, or financial position, in the foreseeable future. For the year ended June 30, 2007, borrowings peaked during the period at $15,831,000 and the average daily amount of borrowings was $7,333,000.

ITEM 8.    FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
    Movie Star, Inc.:

We have audited the accompanying consolidated balance sheets of Movie Star, Inc. and subsidiary as of June 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2) for each of the three years in the period ended June 30, 2007. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Movie Star, Inc. and subsidiary as of June 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Mahoney Cohen & Company, CPA, P.C.

New York, New York
August 17, 2007

MOVIE STAR, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND 2006
(In Thousands, Except Share Information)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash	$53	$203
Receivables, net	8,266	6,074
Inventory	6,816	8,981
Deferred income taxes	1,518	1,914
Prepaid expenses and other current assets	291	801
Total current assets	16,944	17,973
PROPERTY, PLANT AND EQUIPMENT – Net	943	838
DEFERRED INCOME TAXES	3,438	3,296
GOODWILL	537	537
ASSETS HELD FOR SALE	—	174
OTHER ASSETS	476	403
TOTAL ASSETS	$22,338	$23,221
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Note payable	$4,126	$4,955
Accounts payable	2,275	3,273
Accrued expenses and other current liabilities	953	813
Total current liabilities	7,354	9,041
DEFERRED LEASE LIABILITY	269	339
OTHER LONG-TERM LIABILITIES	110	59
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value – authorized, 30,000,000 shares; issued 18,440,000 shares in 2007 and 17,755,000 shares in 2006	184	178
Additional paid-in capital	5,552	4,834
Retained earnings	12,507	12,361
Accumulated other comprehensive income (loss)	(20)	27
Less treasury stock, at cost – 2,017,000 shares	(3,618)	(3,618)
Total shareholders’ equity	14,605	13,782
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,338	$23,221

See notes to consolidated financial statements.

MOVIE STAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(In Thousands, Except Per Share Amounts)

	2007	2006	2005
Net sales	$63,493	$51,639	$58,533
Cost of sales	43,144	37,528	44,304
Gross profit	20,349	14,111	14,229
Selling, general and administrative expenses	17,434	16,310	19,024
Insurance recovery	—	(1,450)	—
Merger related fees	2,391	246	—
Gain on sale of property, plant and equipment	(496)	—	—
Income (loss) from operations	1,020	(995)	(4,795)
Interest income	(5)	(3)	(1)
Interest expense	609	476	282
Income (loss) before income tax provision (benefit)	416	(1,468)	(5,076)
Income tax provision (benefit)	270	(468)	(1,954)
Net income (loss)	$146	$(1,000)	$(3,122)
BASIC NET INCOME (LOSS) PER SHARE	$.01	$(.06)	$(.20)
DILUTED NET INCOME (LOSS) PER SHARE	$.01	$(.06)	$(.20)
Basic weighted average number of shares outstanding	16,089	15,700	15,625
Diluted weighted average number of shares outstanding	16,671	15,700	15,625

See notes to consolidated financial statements.

MOVIE STAR, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED JUNE 30, 2007, 2006 AND 2005
(In Thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
BALANCE, JUNE 30, 2004	17,617	$176	$4,706	$16,483	$—	2,017	$(3,618)	$17,747
Net loss	—	—	—	(3,122)	—	—	—	(3,122)
Cumulative translation adjustment	—	—	—	—	10	—	—	10
Comprehensive loss								(3,112)
Exercise of stock options	20	—	22	—	—	—	—	22
Issuance of common stock for directors’ fees	20	1	19	—	—	—	—	20
BALANCE, JUNE 30, 2005	17,657	177	4,747	13,361	10	2,017	(3,618)	14,677
Net loss	—	—	—	(1,000)	—	—	—	(1,000)
Cumulative translation adjustment	—	—	—	—	17	—	—	17
Comprehensive loss								(983)
Stock compensation expense	—	—	19	—	—	—	—	19
Issuance of common stock for directors’ fees	98	1	68	—	—	—	—	69
BALANCE, JUNE 30, 2006	17,755	178	4,834	12,361	27	2,017	(3,618)	13,782
Net income	—	—	—	146	—	—	—	146
Cumulative translation adjustment	—	—	—	—	(47)	—	—	(47)
Comprehensive income								99
Stock compensation expense	—	—	236	—	—	—	—	236
Exercise of stock options	612	6	410	—	—	—	—	416
Issuance of common stock for directors’ fees	73	—	72	—	—	—	—	72
BALANCE, JUNE 30, 2007	18,440	$184	$5,552	$12,507	$(20)	2,017	$(3,618)	$14,605

See notes to consolidated financial statements.

MOVIE STAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2007, 2006, AND 2005
(In Thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$146	$(1,000)	$(3,122)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of property, plant and equipment	(496)	—	—
Gain on insurance recovery	—	(1,450)	—
Depreciation and amortization	357	316	406
Provision for sales allowances and doubtful accounts	(251)	480	(539)
Stock-based compensation expense	236	19	—
Deferred income taxes	254	(477)	(2,014)
Deferred lease liability	(19)	24	32
Issuance of common stock for directors’ fees	72	69	20
(Increase) decrease in operating assets, net of acquisition of business:
Receivables	(1,928)	(576)	2,154
Inventory	2,165	2,749	(2,919)
Prepaid expenses and other current assets	490	(404)	218
Other assets	(139)	(31)	(91)
(Decrease) increase in operating liabilities:
Accounts payable	(1,001)	(307)	1,637
Accrued expenses and other liabilities	(23)	(679)	740
Net cash used in operating activities	(137)	(1,267)	(3,478)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(260)	(315)	(225)
Proceeds from insurance recovery	26	1,424	—
Proceeds from sale of property, plant and equipment	698	—	—
Acquisition of Sidney Bernstein & Son business	—	—	(3,456)
Net cash provided by (used in) investing activities	464	1,109	(3,681)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease obligation	(59)	—	—
(Repayments of) proceeds from revolving line of credit, net	—	(4,794)	4,794
(Repayments of ) proceeds from new revolving line of credit, net	(829)	4,955	—
Proceeds from exercise of employee stock options	416	—	22
Net cash (used in) provided by financing activities	(472)	161	4,816
Effect of exchange rate changes on cash	(5)	22	(6)
NET (DECREASE) INCREASE IN CASH	(150)	25	(2,349)
CASH, BEGINNING OF YEAR	203	178	2,527
CASH, END OF YEAR	$53	$203	$178
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during year for:
Interest	$585	$475	$282
Income taxes	$15	$37	$60
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Acquisition of equipment, software and maintenance contract through assumption of capital lease obligation	$170	$—	$—

See notes to consolidated financial statements

MOVIE STAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business   —   Movie Star, Inc. (the ‘‘Company’’) is a New York corporation organized in 1935, which designs, manufactures (through independent contractors), imports, markets and distributes an extensive line of ladies’ sleepwear, robes, leisurewear, loungewear, panties and daywear.

The Company’s wholly-owned subsidiary, Cinejour Lingerie Inc., is a Canadian corporation formed in May 2004 to market and sell the Company’s products throughout Canada. The Company has an agreement with an independent representative to provide sales representation for the Company in Canada and to supervise the operations of its office in Canada.

Principles of Consolidation   —   The consolidated financial statements include the accounts of Movie Star, Inc. and its wholly-owned subsidiary, Cinejour Lingerie, Inc. (collectively, the ‘‘Company’’). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates   —   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America also requires management to make estimates and assumptions that affect the disclosures of contingent assets and liabilities at the date of the financial statements. Significant estimates include provision for inventory obsolescence, deferred tax assets, allowances for doubtful accounts and sales discounts. Actual results could differ from those estimates.

Allowances for Doubtful Accounts/Sales Discounts   —   The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company also estimates allowances for customer discounts and incentive offerings. If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental allowance at the time the incentive is offered.

Inventory   —   Inventory is valued at lower of cost (first-in, first-out) or market. The Company writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions and the age of inventory.

Property, Plant and Equipment   —   Property, plant and equipment are stated at cost. Depreciation and amortization are provided by the straight-line method over the following estimated useful lives:

Buildings and improvements	15 – 30 years
Machinery & Equipment	5 years
Office furniture and equipment	3 – 5 years
Leasehold improvements	Lesser of life of the asset or life of lease

Impairment of Long-lived Assets   —   The Company follows Statement of Financial Accounting Standards (‘‘SFAS’’) No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets.’’ SFAS No. 144 requires that long-lived assets, including property and equipment, be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The Company assesses its assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and records impairment losses when this amount is less than the carrying amount. Impairment losses are recorded for the excess of the assets’ carrying amount over their fair value, which is generally determined based on the estimated future discounted cash flows over the remaining useful life of the asset using a discount rate determined by management at the date of the impairment review. Management believes at this time that the carrying value and useful life of long-lived assets continue to be appropriate.

Goodwill and Intangible Assets   —   Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination accounted for under purchase method of accounting (see Note 2). The Company follows SFAS No. 142, ‘‘Goodwill and Other Intangible Assets,’’ whereby goodwill is not amortized and the Company conducts impairment testing in the fourth quarter of each fiscal year, or sooner if events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. No amortization or impairment charges relating to goodwill have been recorded for the fiscal years ended June 30, 2007, 2006 and 2005. Intangible assets at June 30, 2007 and 2006 consist of a covenant not to compete of $11,000 and $21,000, respectively, which is included in ‘‘Other assets’’ and is being amortized by the straight-line method over the contract life. Amortization is expected to be $10,000 next year and $1,000 in the following year.

Deferred Rent   —   The Company accounts for rental expense in accordance with SFAS No. 13 ‘‘Accounting for Leases’’ whereby rent expense is recognized on a straight-line basis over the non-cancelable lease term and the difference between the amount recognized and the amount paid is recorded as a deferred lease liability.

Stock Options   —   Previously, pursuant to Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ (‘‘APB’’) the Company accounted for stock-based employee compensation arrangements using the intrinsic value method. Accordingly, no compensation expense was recorded in the financial statements with respect to option grants, since the options were granted at/or above market value.

Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), ‘‘Share Based Payment’’ (‘‘SFAS No. 123R’’), which eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company has adopted the modified prospective method whereby compensation cost is recognized in the financial statements beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted after that date and for all unvested awards granted prior to that date.

Had the Company elected to recognize compensation expense for stock-based compensation using the fair value method, net income (loss), basic and diluted net income (loss) per share would have been as follows:

	Years Ended June 30,
(in thousands, except per share amounts)	2007	2006	2005
Net income (loss), as reported	$146	$(1,000)	$(3,122)
Add stock-based employee compensation expense, included in reported net income (loss), net of taxes	141	11	—
Deduct stock-based employee compensation expense determined under fair value based method, net of taxes	(141)	(11)	(30)
Pro forma net income (loss)	$146	$(1,000)	$(3,152)
Basic and diluted net income (loss) per share, as reported	$.01	$(.06)	$(.20)
Pro forma basic and diluted net income (loss) per share	$.01	$(.06)	$(.20)

The fair value of option grants were calculated with the following weighted-average assumptions:

	2007	2006	2005
Risk-free interest rate	4.56%	4.56%	3.5% – 4.0%
Expected life	7 years	7 years	7 years
Expected volatility	57% – 58%	54%	36% – 63%
Expected dividends	None	None	None

The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

Revenue Recognition   —   Revenue is recognized upon shipment. Although sales are made without the right of return, in certain instances, the Company may accept returns or agree to allowances. Sales returns, discounts and allowances are recorded as a component of net sales in the period in which the related sales are recognized. The customer takes title and assumes the risks and rewards of ownership of the products when the merchandise leaves the Company’s warehouse. The Company expenses the costs of advertising to customers under cooperative advertising as a reduction of revenue, which is a component of net sales. Cooperative advertising amounted to $606,000, $232,000 and $236,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

Cost of Sales and Selling Costs   —   Cost of sales includes the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in, inspection costs, labor associated with quality repairs, internal transfer costs, purchasing and receiving costs, and travel and entertainment related to product sourcing.

Selling costs include the costs of selling the merchandise, including preparing the merchandise for sale, picking and packing costs, and shipping and handling costs, such as warehousing, freight-out and other direct costs to deliver inventory to customers. Shipping and handling costs aggregated approximately $2,362,000, $2,278,000 and $2,808,000 in fiscal years ended June 30, 2007, 2006 and 2005, respectively. In addition, selling costs include the costs for apparel design and development activities, including sample designs and patterns. The Company expenses these costs as incurred. Selling costs are a component of selling, general and administrative expenses.

Deferred tax valuation allowance   —   In assessing the need for a deferred tax valuation allowance, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Since the Company was able to determine that it should be able to realize its deferred tax assets in the future, a deferred tax valuation allowance was not deemed necessary. Likewise, should the Company determine that it would not be able to realize all or part of the Company’s net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Net Income (Loss) Per Share   —   Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per share also includes the dilutive effect of potential common shares outstanding during the period.

Foreign Currency Translation   —   The assets and liabilities of the Company’s Canadian subsidiary are translated into U.S. dollars at current exchange rates on the balance sheet date and revenue and expenses are translated at average exchange rates for the respective years. The net exchange differences resulting from these translations are recorded as a translation adjustment which is a component of shareholders’ equity. Cinejour Lingerie Inc.’s functional currency is the Canadian Dollar.

Foreign Currency Transactions   —   The Company considers the United States Dollar to be the functional currency of its overseas offices. Foreign currency gains and losses, which are immaterial, are recorded in selling, general and administrative expenses on the consolidated statement of operations.

Segment Reporting   —   The Company operates in one segment with revenues generated in the United States and Canada as follows (in thousands):

	Fiscal Years Ended June 30,
	2007	2006	2005
Net Sales
United States	$62,386	$49,753	$58,214
Canada	1,107	1,886	319
	$63,493	$51,639	$58,533

Reclassification — A reclassification has been made to the 2006 Statement of Operations to reflect Merger Related Fees as a separate line item to conform to the 2007 presentation.

Effect of New Accounting Standards

In July 2006, the FASB issued SFAS Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – An Interpretation of SFAS No. 109’’ (‘‘FIN 48’’). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The Company first will be required to determine whether it is more likely than not that a tax position, if any, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the ‘‘more likely than not’’ recognition threshold will then be measured to determine the amount of expense/benefit to recognize in the financial statements based upon the largest amount of expense/benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that FIN 48 may have on its financial statements.

In September 2006, the Securities and Exchange Commission (‘‘SEC’’) issued Staff Accounting Bulletin No. 108 (SAB 108) ‘‘Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.’’ SAB 108 provides guidance on quantifying financial statement misstatements, including the effects of prior year errors on current year financial statements. SAB 108 is effective for periods ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157 ‘‘Fair Value Measures’’ (‘‘SFAS No. 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, however it does not apply to SFAS 123R. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.

In February 2007, FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities,’’ (‘‘SFAS No. 159’’), which amends the accounting for assets and liabilities in financial statements in accordance with SFAS No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities’’. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for the first fiscal year beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its financial statements.

2.	ACQUISITION

On August 3, 2004, the Company completed its acquisition of certain assets of Sidney Bernstein & Son Lingerie, Inc. (‘‘SB&S’’), a New York based company engaged in the design, marketing and sale of women’s lingerie and related apparel accessories, pursuant to an Asset Purchase Agreement, dated as of July 28, 2004.

The assets were purchased for an aggregate price of $3,379,000, excluding transaction related fees, and included, among other assets, $2,873,000 of inventory and $500,000 of intangible assets. The Company also assumed $3,012,000 of SB&S’ open purchase orders and received $7,408,000 of open customer orders. Pursuant to the Asset Purchase Agreement, the Company had also agreed to pay up to an additional $1,000,000 in the aggregate based upon certain gross profit levels generated by the Company during the next three fiscal years (see below).

The acquisition was accounted for by the purchase method of accounting and the acquisition consideration was allocated among the tangible and intangible assets in accordance with their estimated fair value on the date of acquisition. In accordance with SFAS No. 142, goodwill will be subject to impairment testing at least annually. The results of operations of SB&S since August 3, 2004, are included in the Company’s consolidated statement of operations. The total amount of goodwill is expected to be deductible for income tax purposes. The acquisition consideration and allocation of that consideration are as follows:

Acquisition consideration:
Cash consideration paid	$3,379,000
Transaction related fees	77,000
Total acquisition consideration	$3,456,000
Allocation of acquisition consideration:
Inventory	$2,873,000
Goodwill related to acquisition	537,000
Covenant not to compete	40,000
Property and equipment	4,000
Other current assets	2,000
Total	$3,456,000

On August 3, 2004, the Company entered into an employment agreement with Daniel Bernstein, a former employee of SB&S, which was to expire on June 30, 2007. Pursuant to the agreement, Mr. Bernstein was to receive a base compensation of $350,000 annually plus commission based on formulas, as defined, in the agreement. In addition, the Company was to issue Mr. Bernstein options to purchase 75,000 shares of common stock under the Company’s 2000 Performance Equity Plan in both fiscal 2005 and 2006.

Effective June 10, 2005, Mr. Bernstein terminated his employment agreement with the Company. In addition, due to Mr. Bernstein’s termination, he is no longer entitled to be issued options and the Company is no longer required to pay the additional $1,000,000 under the Asset Purchase Agreement.

3.	INVENTORY

Inventory consists of the following:

	June 30,
	2007	2006
	(In Thousands)
Raw materials	$1,041	$1,279
Work-in process	200	281
Finished goods	5,575	7,421
	$6,816	$8.981

4.	RECEIVABLES

Receivables consist of the following:

	June 30,
	2007	2006
	(In Thousands)
Trade	$8,899	$7,017
Other	67	7
	8,966	7,024
Less allowance for doubtful accounts and sales discounts and allowances	(700)	(950)
	$8,266	$6,074

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,
	2007	2006
	(In Thousands)
Land, buildings and improvements	$1,516	$1,212
Machinery and equipment	362	573
Office furniture and equipment	1,317	1,182
Leasehold improvements	279	279
	3,474	3,246
Less accumulated depreciation and amortization	(2,531)	(2,408)
	$943	$838

Depreciation expense of $268,000, $232,000 and $321,000 was recorded in fiscal 2007, 2006 and 2005, respectively.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30,
	2007	2006
	(In Thousands)
Insurance	$94	$133
Salary, commissions and employee benefits	375	270
Consulting fees	—	113
Professional fees	275	162
Other	209	135
	$953	$813

7.	NOTES PAYABLE

Bank Agreements   —   The Company had a line of credit with an international bank, effective July 1, 2004, which matured on June 30, 2006 (see below). Under this line of credit, the Company could borrow in the aggregate, revolving loans and letters of credit, up to $20,000,000. Availability under this line of credit was subject to the Company’s compliance with certain financial formulas as outlined in the agreement. Pursuant to the terms of this line of credit, the Company had pledged substantially all of its assets. Interest on outstanding borrowings was payable at a variable rate per annum equal to the prime rate less 0.75 percent.

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

Effective June 30, 2006, the Company secured a new line of credit with another financial institution. This line of credit matures on June 30, 2008 and is subject to annual renewals thereafter. Under this line of credit, the Company may borrow in the aggregate, revolving loans and letters of credit, up to $30,000,000. Availability under this line of credit is subject to the Company’s compliance with certain financial formulas as specified in the agreement. As of June 30, 2007, the Company was in compliance with its requirements under this credit facility. Pursuant to the terms of this line of credit, the Company pledged substantially all of its assets. Interest on outstanding borrowings is payable at a variable rate per annum equal to JPMorgan Chase Bank’s prime rate less 0.75 percent (7.5 percent as of June 30, 2007).

For the fiscal year ended June 30, 2007, under the credit agreement, the borrowings peaked at $15,831,000 and the average amount of borrowings was $7,332,000, with the weighted average interest rate of 7.50%.

At June 30, 2007, the Company had outstanding borrowings of $4,126,000 under the facility and had $8,818,000 in outstanding letters of credit. At June 30, 2006, the Company had outstanding borrowings of $4,955,000 under the facility and had no outstanding letters of credit.

The Company believes that the available borrowing under this agreement, along with anticipated operating cash flows, will be sufficient to cover its working capital requirements through June 30, 2008.

Capital Lease Obligation   —   The Company has a capital lease obligation payable in monthly installments of approximately $5,000 through May 2009, including interest at 5.4%. The obligation is collateralized by the related equipment which at June 30, 2007 had a net book value of approximately $123,000.

At June 30, 2007, the remaining liability is as follows (in thousands):

Total remaining payments	$117
less: amount representing interest	6
111
less: current portion included in Accrued expenses and other current liabilities	57
Long-term balance, included in Other Long-Term Liabilities	$54

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, ‘‘Disclosures about Fair Value of Financial Instruments.’’ The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.

Cash, Accounts Receivable, Accounts Payable, Accrued Expenses and Other Current Liabilities — The carrying value of these items approximates fair value, based on the short-term maturities of these instruments.

Note Payable and Other Long-term Liabilities   —   The fair value of these liabilities are estimated based on interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities. The carrying value approximates the fair value.

The fair value estimates are based on pertinent information available to management as of June 30, 2007 and 2006. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

9.	INCOME TAXES

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and credit carryforwards.

The income tax effects of significant items, comprising the Company’s net deferred tax assets and liabilities, are as follows:

	June 30,
	2007	2006
	(In Thousands)
Deferred tax liabilities:
Differences between book and tax basis of goodwill	$42	$27
Deferred tax assets:
Difference between book and tax basis of inventory	655	635
Reserves not currently deductible	498	607
Operating loss carry forwards	3,526	3,711
Other	319	284
	4,998	5,237
Net deferred tax asset	$4,956	$5,210

The provision for (benefit from) income taxes is comprised as follows:

	Years Ended June 30,
	2007	2006	2005
	(In Thousands)
Current:
Federal	$—	$—	$10
State and local	16	9	50
	16	9	60
Deferred
Federal	216	(406)	(1,712)
State and local	38	(71)	(302)
	254	(477)	(2,014)
Provision for (benefit from) income taxes	$270	$(468)	$(1,954)

Reconciliation of the U.S. statutory rate with the Company’s effective tax rate (benefit) is summarized as follows:

	Years Ended June 30,
	2007	2006	2005
Federal statutory rate (benefit)	34.0%	(34.0)%	(34.0)%
Increase (decrease) in tax resulting from:
State income taxes (net of federal tax benefits)	8.6	(2.5)	(3.3)
Foreign losses not subject to tax benefit	11.3	3.5	—
Other	11.0	1.1	(1.2)
Effective rate	64.9%	(31.9)%	(38.5)%

As of June 30, 2007, the Company has net operating loss carryforwards of approximately $8,816,000 for federal income tax purposes that expire between the years 2011 and 2026 and credit carryforwards of approximately $210,000.

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases   —   The Company has operating leases expiring in various years through fiscal 2011.

Future minimum payments under these leases at June 30, 2007 are as follows (in thousands):

Fiscal Year	Amount
2008	$1,298
2009	1,313
2010	1,346
2011	735
$4,692

Rental expense for 2007, 2006 and 2005 was approximately $1,339,000, $1,297,000 and $1,313,000, respectively.

Employment Agreement   —   In January 2003, the Company and Melvyn Knigin, the Company’s CEO and President, agreed to an extension of Mr. Knigin’s employment agreement, which was to expire on June 30, 2004. Under the terms of the extended agreement, Mr. Knigin was to receive total base compensation of $2,625,000 over the five-year term of the agreement, effective as of July 1, 2002 and continuing through June 30, 2007. Mr. Knigin was also entitled to receive annual bonuses as defined in the agreement.

On October 3, 2006, the Company entered into an amended and restated employment agreement with Mr. Knigin, pursuant to which Mr. Knigin will continue to be employed as the Company’s

President and Chief Executive Officer until June 30, 2009 (‘‘Initial Term’’) and will then serve as the Company’s Senior Vice President of Global Wal-Mart Corporate Sales from July 1, 2009 until June 30, 2011 (‘‘Additional Term’’). Mr. Knigin’s employment agreement provides that he will receive a base salary of $575,000 per year during the Initial Term and a base salary of $280,000 per year during the Additional Term. Mr. Knigin is also entitled to receive an annual bonus during the Initial Term under the Company’s 1998 Senior Executive Incentive Plan equal to 3% of the Company’s net income before taxes and before calculation of all bonuses for each fiscal year during the Initial Term (‘‘Net Income’’) in excess of $1,200,000 and up to $3,200,000, and equal to 3.75% of Net Income in excess of $3,200,000. During the Additional Term, Mr. Knigin will be entitled to receive an annual bonus equal to the excess of 1.5% (‘‘Bonus Percentage’’) of Wal-Mart Net Sales (as defined in the employment agreement) over Mr. Knigin’s annual base salary. The Bonus Percentage will be increased or decreased for each year during the Additional Term in which the Company’s gross margin for Wal-Mart Net Sales during such period exceeds or is less than the blended average gross margin for Wal-Mart Net Sales for the three fiscal years ending June 30, 2007, 2008 and 2009.

In addition to his base salary, the Company granted Mr. Knigin a ten-year option to purchase 500,000 shares of the Company’s common stock under the Company’s Amended and Restated 1988 Stock Option Plan at an exercise price of $1.00 per share, 125,000 shares of which will vest on each of (i) the date of grant, (ii) the six-month anniversary of the date of grant, (iii) the first anniversary of the date of grant and (iv) the second anniversary of the date of grant.

Additionally, on each of July 1, 2007 and 2008, provided that Mr. Knigin is employed by the Company on each such date (except as otherwise set forth in the employment agreement), the Company will issue Mr. Knigin shares of restricted stock equal to the number of shares of the Company’s common stock determined by dividing $25,000 by the last sale price of a share of the Company’s common stock on each such date. All such shares will vest on June 30, 2009. The Company has recorded approximately $14,000 of stock based compensation expense during the year ended June 30, 2007 relating to the restricted stock.

Consulting Agreements   —   As of January 1, 2003, the Company and Mark M. David, the Company’s then Chairman of the Board, renegotiated Mr. David’s consulting agreement with the Company that was to expire on June 30, 2004. The new agreement was with Mr. David’s consulting firm. Under the terms of the new agreement, Mr. David’s consulting firm was to provide the consulting services of Mr. David and was to receive annual consulting fees of $225,000 through June 30, 2007. As of June 30, 2005, the services of Mr. David were terminated. At June 30, 2006 the remaining liability under the agreement of $113,000 was included in ‘‘Accrued expenses and other current liabilities’’ and was paid during fiscal year 2007.

As of May 3, 2004, the Company and LLI Inc. (‘‘LLI’’), a corporation organized under the law of the Province of Quebec, Canada, entered into a consulting agreement whereby LLI is to provide the sales representation for the Company in Canada and supervise the operations of the Company’s office in Montreal. The agreement expired on August 31, 2006. LLI was receiving annual consulting fees of $125,000 through August 31, 2006, plus additional consulting fees for sales in excess of targets, as defined in the agreement. As of September 1, 2006, the agreement is on an ‘‘at will’’ basis, whereby the agreement can be terminated upon thirty days written notice.

Licensing Agreement   —   In February 2004, the Company entered into a licensing agreement with Maidenform Inc. which expires in fiscal 2008. Pursuant to the agreement, the Company is obligated to pay licensing fees, based upon a percentage of net sales, subject to an annual minimum guaranteed royalty. Future minimum guaranteed royalty payments under the non-cancelable agreement as of June 30, 2007 for fiscal year 2008 are approximately $95,000.

Guarantees   —   The Company has not provided any financial guarantees as of June 30, 2007.

11.	RELATED PARTY

Upon the retirement of its then Chief Executive Officer, Mark M. David, in July 1999, the Company entered into an agreement, expiring in October 2011, to provide for future medical benefits. As of June 30, 2007 and 2006, the current portion, included in ‘‘Accrued expenses and other current liabilities,’’ amounted to $14,000 and $15,000, respectively and the long-term portion, classified as ‘‘Other long-term liability,’’ amounted to $56,000 and $59,000, respectively.

12.	CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company’s customers, of which 98% are located throughout the United States, are not concentrated in any specific geographic region, but are concentrated in the retail industry. One customer accounted for 51%, 25%, and 20% of the Company’s net sales in fiscal 2007, 2006, and 2005, respectively. Another customer accounted for 0%, 0% and 15% of the Company’s net sales in fiscal 2007, 2006 and 2005, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

13.	STOCK PLANS, OPTIONS AND WARRANT

Stock Options   —   On December 8, 1994, the Company’s shareholders approved a new Incentive Stock Option Plan (the ‘‘1994 ISOP’’) to replace the 1983 ISOP. Options granted, pursuant to the plan, are not subject to a uniform vesting schedule. The plan permitted the issuance of options to employees to purchase common stock of the Company at a price not less than fair market value on the date of the option grant. The plan reserved 2,000,000 shares of common stock for grant and provides that the term of each award be determined by the Compensation Committee with all awards made within the ten-year period following the effective date. Options to purchase 110,000 shares at an exercise price of $.625 per share are outstanding and exercisable as of June 30, 2007. Under this plan, in fiscal 2007, options to purchase 510,000 shares have been exercised through June 30, 2007. Effective July 15, 2004, options can no longer be granted under the 1994 ISOP.

On February 21, 2000, the Committee adopted a new Performance Equity Plan (including a new Incentive Stock Option Plan) (the ‘‘2000 Plan’’) and on November 28, 2000, the Company’s shareholders approved the plan. The 2000 Plan authorizes the Company to grant qualified and non-qualified options to participants for the purchase of up to an additional 750,000 shares of the Company’s common stock and to grant other stock-based awards to eligible employees of the Company. Options to purchase 331,000 shares at an exercise price ranging from $.63 to $1.36 per share are outstanding at June 30, 2007. Under this plan, in fiscal year 2007 an additional 55,000 options were granted to employees and options to purchase 102,000 shares have been exercised through June 30, 2007. Of the total options granted, 244,000 are presently exercisable.

The Company also has the 1988 Non-Qualified Stock Option Plan covering the issuance of up to 1,666,666 shares of the Company’s common stock to key employees of the Company. Options to purchase 900,000 shares at an exercise price ranging from $.625 to $1.45 per share are outstanding at June 30, 2007. Under this plan, in fiscal year 2007 an additional 700,000 options were granted to three officers of the Company through June 30, 2007. Of the total options granted, 375,000 are presently exercisable.

The options typically vest over five years.

Information with respect to stock options is as follows (shares in thousands):

	2007		2006		2005
FIXED OPTIONS	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding – beginning of year	1,198	$.80	1,158	$.81	1,005	$.71
Granted	755	.99	40	.63	248	1.42
Exercised	(612)	(.68)	—	—	(20)	(1.13)
Canceled	—	—	—	—	(75)	(1.40)
Outstanding – end of year	1,341	$.97	1,198	$.80	1,158	$.81
Exercisable – end of year	729	$.92	1,058	$.75	1,023	$.73
Weighted-average fair value of Options granted during the year		$.48		$.38		$.73

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2007	Weighted- Average Remaining Contractual Life in Yrs	Weighted- Average Exercise Price	Exercisable at June 30, 2007	Weighted- Average Exercise Price
$0.625 – $0.780	350	3.11	$.65	293	$.65
$1.000 – $1.450	991	8.32	1.08	436	1.10
	1,341	6.96	$.97	729	$.92

The total intrinsic value of options exercised during the years ended June 30, 2007 and 2005 was $814,000 and $6,000, respectively. No options were exercised during the year ended June 30, 2006. The total fair value of shares vested during the years ended June 30, 2007, 2006, and 2005, was $222,000, $20,000, and $51,000, respectively. The aggregate intrinsic value of options outstanding and options currently exercisable at June 30, 2007 was $2,191,000 and $1,228,000, respectively.

A summary of the status of the Company’s non-vested shares as of June 30, 2007, and changes during the year ended June 30, 2007, is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Non-vested Shares:
Non-vested at July 1, 2006	140	$.58
Granted	755	.48
Vested	(283)	.48
Non-vested at June 30, 2007	612	$.50

All stock options are granted at fair market value of the common stock at grant date. As of June 30, 2007, there was $211,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Warrant   —   In October 1998, in connection with an agreement with a financial consulting firm, the Company issued a warrant to the consulting firm to purchase 50,000 shares of the Company’s common stock at an exercise price of $.4375 per share. The holder has exercised its ‘‘piggyback’’ registration right to have the shares issuable upon exercise of the warrant included in the Registration

Statement on Form S-1 that the Company filed with the Securities and Exchange Commission on June 8, 2007. The warrant is exercisable at any time within ninety days following the effective date of the Registration Statement.

In 1983, the Company adopted an Employee Stock Ownership and Capital Accumulation Plan (the ‘‘Plan’’). The Plan covers the Company’s employees who meet the minimum credited service requirements of the Plan. The Plan is funded solely from employer contributions and income from investments. The Company has made no contributions to the Plan since July 1996 and at that time all employees became 100% vested in their shares. Upon an employee’s termination, or in certain other limited circumstances, the employee’s shares are distributed to the employee according to his or her direction and the applicable Plan rules. As of June 30, 2007 and 2006, the Plan owned 310,124 and 332,569 shares of common stock of the Company, respectively. The amount of shares eligible for distribution at June 30, 2007 and 2006 were 148,087 and 161,175, respectively.

14.	NET INCOME (LOSS) PER SHARE

The Company’s calculation of basic and diluted net income (loss) per share are as follows (in thousands, except per share amounts):

	Years Ended June 30,
	2007	2006	2005
	(In Thousands, Except Per Share)
Basic:
Net income (loss)	$146	$(1,000)	$(3,122)
Weighted average number of shares outstanding	16,089	15,700	15,625
Basic net income (loss) per share	$.01	$(.06)	$(.20)
Diluted:
Net income (loss)	$146	$(1,000)	$(3,122)
Weighted average number of shares outstanding	16,089	15,700	15,625
Shares issuable upon conversion of stock options	548	—	—
Shares issuable upon conversion of warrants	34	—	—
Total average number of equivalent shares outstanding	16,671	15,700	15,625
Diluted net income (loss) per share	$.01	$(.06)	$(.20)

For the year ended June 30, 2006, shares issuable upon conversion of stock options and warrants of 93,000 and 19,000, respectively and for the year ended June 30, 2005, shares issuable upon conversion of stock options and warrants of 388,000 and 31,000, respectively, were excluded from diluted net loss per share because their effect would be anti-dilutive.

15.	CLOSING OF DISTRIBUTION FACILITY

During the fiscal year ended June 30, 2005, the Company recorded facility closing costs of $108,000, which included severance and related salary and benefit costs of $58,000, relating to a plan to close the distribution facility in Petersburg, Pennsylvania. The action was taken by the Company to enhance the Company’s competitiveness, to reduce expenses and to improve efficiencies. As of June 30, 2006, the remaining accrued closing costs of $34,000 were written off. As a result of hurricane Katrina, the Petersburg distribution facility was reopened on a temporary basis during fiscal 2006.

During fiscal 2005, the Company reclassified certain property and equipment at its Petersburg, Pennsylvania facility to assets held for sale. On August 14, 2006, the Company entered into a contract for the sale of the land, building and contents of the Petersburg, Pennsylvania distribution facility. On October 17, 2006, the Company completed the sale of the distribution facility for approximately $683,000 in cash. As a result of the transaction, the Company recorded a pre-tax gain of approximately $482,000, net of related costs, in the second quarter of fiscal 2007. The Company also sold other property, plant and equipment that resulted in a pre-tax gain of approximately $14,000.

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

The proposed merger is not expected to be completed until the fourth calendar quarter of 2007. The later than anticipated timing relates to a delay in the preparation of Frederick’s audited financial statements for the fiscal years ended July 29, 2006 and July 30, 2005. Because Frederick’s will be considered the acquirer for accounting purposes in the proposed merger, its historical financial statements for fiscal 2005 and 2006 must comply with accounting rules applicable to publicly-traded companies even though Frederick’s is a private company. The application of these rules to the historical financial statements of Frederick’s, specifically the application of ‘‘push down’’ or ‘‘purchase’’ accounting rules due to a change of control of Frederick’s effective March 3, 2005, has taken significantly longer than originally expected. As a result of Frederick’s inability to deliver its audited financial statements in the time required under the Merger Agreement, we have the right to terminate the Merger Agreement, however, we presently do not intend to exercise this right.

On June 8, 2007, the Company entered into an amendment to the merger agreement with FOH Holdings and Fred Merger Corp., pursuant to which the parties agreed to, among other things, extend the termination date under the merger agreement from September 1, 2007 to December 31, 2007 and amend the form of our amended and restated certificate of incorporation to authorize the issuance of up to 10,000,000 shares of preferred stock, $.01 par value per share.

For the years ended June 30, 2007 and 2006 the Company has incurred merger-related fees of $2,391,000 and $246,000, respectively. Included in the merger-related fees are legal fees, costs associated with our financial advisor, which included the issuance of a fairness opinion to our special committee, and accounting costs for due diligence. These fees are being expensed as a result of the merger being treated as a reverse acquisition. Also, for the year ended June 30, 2007 $130,000 has been recorded as deferred issuance costs directly related to the $20,000,000 rights offering and is included in other assets on the consolidated balance sheet.

On April 9, 2007, the Company entered into a consulting agreement (‘‘Consulting Agreement’’) with Performance Enhancement Partners, LLC (‘‘Consultant’’), pursuant to which it will provide the Company with the personal services of Peter Cole, a current member of the Company’s board of directors, to (i) act as the lead member of the Company’s board of directors to facilitate the timely and successful completion of the transactions contemplated by the Merger Agreement, and (ii) serve as the Executive Chairman of the combined company following the closing of the transactions contemplated by the Merger Agreement until July 26, 2008. The Company will have the option to extend the Consulting Agreement for up to two additional six-month periods (each, an ‘‘Extension Period’’). The Consulting Agreement provides for the Consultant to receive a base consulting fee at the annual rate of $400,000, payable in four equal quarterly installments in arrears, the first payment of which was made on April 12, 2007. For the year ended June 30, 2007 the Company recorded $200,000 in professional fees relating to the Consulting Agreement. For the twelve months ending July 28, 2007, the Consultant will be entitled to receive an additional consulting fee, as determined on a discretionary basis by the Company’s board of directors. For the twelve months ending July 26, 2008, the Consultant will be entitled to receive an additional consulting fee of a minimum of $100,000 in accordance with the terms of a bonus plan intended to be adopted by the Company’s compensation committee following the closing of the merger. Mr. Cole is required to devote substantially all of his business time, energies and attention to the business and affairs of the Company in the performance of his duties under the Consulting Agreement.

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

The Consulting Agreement provides that if the Merger Agreement is terminated or the Consultant terminates the Consulting Agreement for ‘‘Good Reason’’ (as defined in the Consulting

Agreement) prior to the closing of the merger, the Company will pay the Consultant the base consulting fee through September 30, 2007, net of any additional consulting fee awarded and paid to the Consultant for the twelve months ending July 28, 2007. The Consulting Agreement also provides that if, following the closing of the merger, the Consultant is terminated by the Company without ‘‘Cause’’ or the Consultant terminates the Consulting Agreement for ‘‘Good Reason,’’ the Company will pay the Consultant the base consulting fee through July 26, 2008 or the end of the applicable Extension Period, as the case may be, and any additional consulting fee which would have become payable under the Consulting Agreement for the twelve months ending July 26, 2008 or the applicable Extension Period, as the case may be. Additionally, options that have been granted and would have otherwise vested will immediately vest upon such termination.

Additionally, Frederick’s has agreed that if the Merger Agreement is terminated for any reason other than as provided in Section 9.3 of the Merger Agreement, Frederick’s will reimburse the Company for one half of the base consulting fee paid to Consultant (or earned and previously unpaid to Consultant) under the Consulting Agreement prior to such termination.

18.	UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

	Quarter
	First	Second	Third	Fourth
	(In Thousands, Except Per Share)
Fiscal Year Ended June 30, 2007
Net sales	$18,690	$17,524	$13,786	$13,493
Gross profit	5,823	6,062	4,314	4,150
Net income (loss)	366	578	(435)	(363)
Basic net income (loss) per share (a)	.02	.04	(.03)	(.02)
Diluted net income (loss) per share (a)	.02	.04	(.03)	(.02)
Fiscal Year Ended June 30, 2006
Net sales	$13,637	$17,867	$11,940	$8,195
Gross profit	3,713	5,281	3,251	1,866
Net (loss) income	(371)	610	276	(1,515)
Basic net (loss) income per share (a)	(.02)	.04	.02	(.10)
Diluted net (loss) income per share (a)	(.02)	.04	.02	(.10)

(a)	Quarterly net income (loss) per share amounts may not add to the total for the full year amount, due to rounding.

* * * * *

Schedule II

MOVIE STAR, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Description	Balance at Beginning Of Period	Additions Charged to Costs and Expenses	Deductions		Balance at End of Period
FISCAL YEAR ENDED JUNE 30, 2007:
Allowance for doubtful accounts	$17	$56	$(10	)(a)	$63
Allowance for sales discounts and allowances	933	2,941	(3,237)		637
	$950	$2,997	$(3,247)		$700
FISCAL YEAR ENDED JUNE 30, 2006:
Allowance for doubtful accounts	$12	$—	$5	(b)	$17
Allowance for sales discounts and allowances	1,142	3,717	(3,926)		933
	$1,154	$3,717	$(3,921)		$950
FISCAL YEAR ENDED JUNE 30, 2005:
Allowance for doubtful accounts	$—	$—	$12	(b)	$12
Allowance for sales discounts and allowances	1,705	4,774	(5,337)		1,142
	$1,705	$4,774	$(5,325)		$1,154

(a)	Uncollectible accounts written off:
(b)	Increase in allowances.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.    CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007 was made under the supervision and with the participation of our management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Melvyn Knigin	64	Chairman of the Board, President and Chief Executive Officer
Saul Pomerantz	58	Executive Vice President, Chief Operating Officer and Secretary
Thomas Rende	46	Senior Vice President and Chief Financial Officer
Joel M. Simon(1)(2)	62	Director
Michael A. Salberg(1)(2)(3)	55	Director
Peter Cole	58	Director
John L. Eisel(1)(3)	58	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating Committee

Melvyn Knigin has served as President of Movie Star since September 1997 and Chief Executive Officer since February 1999. He has been a member of the board of directors of Movie Star since February 1997. From February 2004 to December 2004, he served as interim Chairman of our board of directors and has served as Chairman of our board since December 2004. From February 1997 to September 1997, Mr. Knigin served as Senior Vice President and Chief Operating Officer. Since joining Movie Star in 1987 and until February 1997, he was President of Cinema Etoile, our upscale intimate apparel division. Prior to joining Movie Star, he had spent most of his career in the intimate apparel industry.

Saul Pomerantz has served as our Chief Operating Officer since February 1999, as an Executive Vice President since September 1997 and as a member of the Board of Directors from 1983 to April 2007. From December 1987 to September 1997, he served as our Senior Vice President. From 1981 to December 1987, he was Vice President-Finance. He was Chief Financial Officer from 1982 to February 1999 and has been Secretary since 1983.

Thomas Rende has served as Chief Financial Officer of Movie Star since February 1999 and as a member of the board of directors of Movie Star from April 2004 to April 2007. Since joining Movie Star in 1989, Mr. Rende has held various positions within the finance department.

Joel M. Simon has been a member of the board of directors of Movie Star since 1996. Since July 2000, Mr. Simon has been a principal of XRoads Solutions Group, LLC, a financial consulting and advisory firm. Mr. Simon was the President and Chief Executive Officer of Starrett Corporation, a real estate construction, development and management company from March 1998 to December 1998. Prior to that, Mr. Simon was a private investor from 1996 to 1998, Executive Vice President and Chief Operating Officer of Olympia & York Companies (U.S.A.) from 1985 through 1996, and a practicing CPA from 1967 through 1984. Mr. Simon serves as a director and Chairman of the Audit Committee of Avatar Holdings, Inc., a residential real estate company. Mr. Simon has a B.S. degree in Accounting from Queens College of the City University of New York.

Michael A. Salberg has been a member of the board of directors of Movie Star since 2001. From November 2003 through July 2006, he served as General Counsel of the Anti-Defamation League, an international not-for-profit organization. In addition to his duties as General Counsel, Mr. Salberg served as Deputy Chief Operating Officer from November 2003 until December 2004 and then as Special Assistant to the National Director until July 2006. Since July 2006, he has served as Associate National Director and Director of International Affairs of the Anti-Defamation League. From April 1989 to November 2003, he was a partner in the New York law firm of Graubard Miller and its predecessors. The Graubard Miller firm and its predecessors have represented Movie Star as legal counsel for many years. Mr. Salberg received his Juris Doctor degree from New York Law School and a B.A. degree from the University of Cincinnati.

Peter Cole has been a member of the board of directors of Movie Star since April 2004 and the lead director to facilitate the timely and successful completion of the merger since January 2007. Since October 2005, Mr. Cole has been the managing member of Performance Enhancement Partners, LLC, a private consulting firm that he founded. From April 2001 through July 2005, Mr. Cole served as Chairman of the board and Chief Executive Officer of Qwiz, Inc., a leading provider of pre-employment competency assessment solutions and training needs analysis. Prior to joining Qwiz, Inc., Mr. Cole was a Managing Director at Citibank where he was responsible for one of its global capital markets businesses. At both Qwiz and Citibank, Mr. Cole successfully integrated acquired companies into existing core businesses. Mr. Cole serves as a director and member of the audit committee of Qwiz Holdings, LLC. Mr. Cole earned his B.A. degree in economics from the University of Vermont.

John L. Eisel has been a member of the board of directors of Movie Star since April 2004. Since 1980, Mr. Eisel has been a partner at Wildman, Harrold, Allen & Dixon LLP, a law firm located in Chicago, Illinois that he joined in 1975. Mr. Eisel’s primary areas of practice are mergers and acquisitions and securities regulation and he is the chairman of his firm’s Transactional Department and a member of his firm’s Executive Committee. Mr. Eisel earned his B.S. degree in accounting and his Juris Doctor degree from the University of Illinois.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Movie Star’s officers, directors and persons who beneficially own more than ten percent of Movie Star’s common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish Movie Star with copies of all Section 16(a) forms they file. To Movie Star’s knowledge, based solely on the review of the copies of these forms furnished to Movie Star and representations that no other reports were required, all Section 16(a) reporting requirements were complied with during the fiscal year ended June 30, 2007.

Audit Committee Financial Expert

Currently, our Audit Committee is comprised of Joel Simon, John Eisel and Michael Salberg, with Mr. Simon serving as Chairman of the Audit Committee. We must certify to the American Stock Exchange that the audit committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Joel Simon satisfies the American Stock Exchange’s definition of financial sophistication and also qualifies as an ‘‘audit committee financial expert,’’ as defined under the rules and regulations of the SEC.

Code of Ethics

In September 2004, the board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiary. The code of ethics was filed with the SEC on October 22, 2004 as Appendix A to our definitive Proxy Statement used in connection with our Annual Meeting of Shareholders held on December 6, 2004. Requests for copies of the code of ethics should be sent in writing to Movie Star, Inc., 1115 Broadway, New York, New York 10010, Attention: Corporate Secretary.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

Our compensation committee is currently comprised of Michael Salberg and Joel M. Simon, each an independent director under the American Stock Exchange listing standards. Peter Cole served as chairman of the compensation committee until April 2007, when we entered into the consulting agreement with Performance Enhancement Partners. During the fiscal year ended June 30, 2007, the compensation committee met six times and acted by unanimous consent on three occasions.

The responsibilities of the compensation committee include:

•	establishing the general compensation policy for our executive officers, including the chief executive officer;

•	administering the 1994 Incentive Stock Option Plan, 1998 Senior Executive Incentive Plan, the Employee Stock Plan, the 2000 Performance Equity Plan and the Amended and Restated 1988 Non-Qualified Stock Option Plan; and

•	determining who participates in each of these plans, establishing performance goals and target payouts, and determining specific grants and bonus awards to the participants.

General Philosophy

Our compensation policies, established by our compensation committee, are generally designed to provide competitive levels of compensation that integrate pay with Movie Star’s annual performance and long-term business objectives, reward above average corporate performance, recognize individual initiative and achievements, and assist us in attracting, motivating and retaining highly qualified executives.

The compensation committee makes all final determinations with respect to compensation of executive officers based on our compensation committee’s assessment of the value of each executive’s contribution, the results of recent past fiscal years in light of prevailing business conditions, our goals for the ensuing fiscal year and, to a lesser extent, prevailing compensation levels at companies considered to be comparable to our company. Our chief executive officer may make recommendations to the compensation committee relating to the compensation of our other executive officers, but the compensation committee has the final authority in determining executive compensation.

Our compensation committee is charged with performing an annual review of compensation of our executive officers to determine whether they are provided with adequate incentives and motivation, and whether they are adequately compensated relative to comparable-level officers in other companies in our industry.

Compensation Program and Forms of Compensation

We generally provide our executive officers with a compensation package consisting of a base salary, performance-based bonus and participation in benefit plans generally available to other employees. We also offer long-term compensation in the form of stock options and other stock-based awards. See ‘‘Executive Compensation – Compensation Arrangements for Executive Officers’’ for a description of the agreements we currently have in place with our executive officers.

In setting total compensation, the compensation committee considers individual and company performance, as well as market information regarding compensation paid by other companies in our industry. From time to time, our compensation committee also may utilize the services of third parties, including subscriptions to executive compensation surveys and other databases, to assist with their review of compensation for executive officers.

Base Salary

Generally, executive base salaries are established by the compensation committee at levels comparable with those of executives in similar positions and with similar responsibilities at comparable companies. We seek to maintain base salary amounts at or near industry norms while avoiding paying amounts in excess of what we believe are necessary to motivate executives to meet corporate goals. Base salaries are generally reviewed annually, subject to terms of employment agreements, and our compensation committee will seek to adjust base salary amounts to realign such salaries with industry norms after taking into account individual responsibilities, performance and experience.

During fiscal 2007, we entered into new employment agreements with each of Melvyn Knigin, our Chief Executive Officer, Saul Pomerantz, our Chief Operating Officer, and Thomas Rende, our Chief Financial Officer. We collectively refer to these three executives as our ‘‘named executive officers.’’ In consideration for their agreeing to continue their employment with us, the compensation committee increased the annual base salaries for Messrs. Pomerantz and Rende as part of their extended employment terms. Due to Mr. Knigin’s decision to transition to retirement and our desire to continue his employment through the transition period, the compensation committee determined to keep Mr. Knigin’s annual base compensation for fiscal years 2007 through 2009 at the same level and then set his annual base compensation for fiscal years 2010 and 2011 to reflect both reduced responsibilities and a three-day-a-week schedule. Base salaries for the named executive officers for the fiscal year ended June 30, 2007 are reflected in the Summary Compensation Table below.

Bonuses

A component of each executive officer’s potential annual compensation may take the form of a performance-based bonus. Bonus compensation, if any, to executive officers is based generally upon our financial performance and the availability of resources, as well as the executive officer’s individual performance and level of responsibility. Contractually, our named executive officers are each entitled to an annual bonus in accordance with the terms of our 1998 Senior Executive Incentive Plan, which is a discretionary performance-based compensation plan that provides for the payment of bonuses to senior executives in an amount not to exceed 6.75% of any incremental net income before taxes over the base amount of $1,200,000. For a more detailed description, see Footnote 3 to the Summary Compensation Table below. Cash bonus awards for the named executive officers for the fiscal year ended June 30, 2007 are reflected in the Summary Compensation Table below.

Long-Term Incentive

Long-term incentives are provided through equity awards, which reward executives and other employees through the growth in value of our stock. The compensation committee believes that employee equity ownership provides an incentive for employees to build shareholder value and serves to align the interests of employees with those of our shareholders. Grants of stock options and stock-based awards to executive officers are based upon each officer’s relative position, responsibilities and contributions to Movie Star, with primary weight given to the individual’s relative rank and responsibilities. Stock options are generally granted at an exercise price equal to the market price of our common stock on the date of grant and will provide value only to the extent that the price of our common stock increases over the exercise price. In order to provide an incentive for continued employment, stock options granted under our equity plans generally vest 20% on each of the first through fifth anniversaries of the date of grant, and generally expire ten years from the date of grant. This allows us to align compensation with the appreciation of our stock price while effectively managing potential dilution.

Equity awards are granted under our Amended and Restated 1988 Non-Qualified Stock Option Plan and 2000 Performance Equity Plan.

•	The 1988 Non-Qualified Stock Option Plan. This plan provides for grants of stock options to key management personnel. Grants may be made to such individuals upon their employment or at subsequent dates based on recommendations made by the chief executive officer to the compensation committee. To the extent permitted under the plan, the compensation committee has authority to determine the participants, allotment of shares, price and other conditions tied to awards.

During fiscal 2007, in connection with entering into employment agreements to continue their employment with Movie Star, we granted 500,000 options to Melvyn Knigin, 50,000 options to Saul Pomerantz and 150,000 options to Thomas Rende under the 1988 plan. The options granted to Messrs. Pomerantz and Rende contain the typical five-year vesting and ten-year expiration provisions. Due to Mr. Knigin’s decision to transition toward retirement, his options vest 25% on each of the grant date, the six-month anniversary of the grant date, the first anniversary of the grant date and the second anniversary of the grant date.

•	The 2000 Performance Equity Plan. This plan generally provides for grants of stock options, restricted stock awards and other stock-based awards to our employees, officers, directors and consultants. Grants may be made to such individuals upon their employment or at subsequent dates based on recommendations made by the chief executive officer to the compensation committee. To the extent permitted under the provisions of the plan, the compensation committee has authority to determine the participants, allotment of shares, price and other conditions tied to awards.

During fiscal 2007, we did not grant any stock options to executive officers under the 2000 plan. However, subsequent to June 30, 2007, pursuant to the terms of Melvyn Knigin’s employment agreement, we issued him 9,615 shares of restricted stock under the 2000 plan. The number of shares was determined by dividing $25,000 by the last sale price of a share of our common stock on June 29, 2007. Provided that Mr. Knigin is employed by us on July 1, 2008, we will issue him additional shares of restricted stock, with the number of shares to be determined by dividing $25,000 by the last sale price of a share of our common stock on such date. Both the shares issued on July 1, 2007 and the shares to be issued on July 1, 2008 will vest on June 30, 2009. The compensation committee determined to include this restricted stock grant in Mr. Knigin’s compensation package in lieu of an annual base salary increase. This grant affords Mr. Knigin the opportunity to capitalize upon the growth in value of our stock.

Other Compensation

We have established and maintain various employee benefit plans, including medical, dental, life insurance and 401(k) plans. These plans are available to all salaried employees and do not discriminate in favor of executive officers. We also generally provide our senior executives the following additional benefits, which vary in amount and value according to the executive’s position and level of responsibility as determined by the compensation committee:

•	a supplemental term life insurance policy;

•	a disability insurance policy providing a monthly non-taxable benefit, payable to the senior executive in the event of his or her disability;

•	payment of medical insurance premiums covering the senior executive and his or her dependent family members; and

•	an automobile allowance.

We do not have pension or other retirement benefits or any type of nonqualified deferred compensation programs for our executives or other employees other than our Retired Senior Executive Medical Plan, in which the named executive officers are eligible to participate upon the attainment of a certain age and other eligibility requirements.

Executive Equity Ownership

We encourage our executives to hold an equity interest in our company. However, we currently do not have specific share retention and ownership guidelines for our executives.

Performance-Based Compensation and Financial Restatement

We have not considered or implemented a policy regarding retroactive adjustments to any cash or equity-based incentive compensation paid to our executives and other employees where such payments were predicated upon the achievement of certain financial results that were subsequently the object of a financial restatement.

Tax and Accounting Considerations

Deductibility of Compensation.    Internal Revenue Code Section 162(m) limits to $1,000,000 per officer the amount of annual compensation we may deduct when paid to the chief executive officer and the four other most highly compensated officers. The law does, however, allow us to deduct compensation over $1,000,000 if it is ‘‘performance based’’ and paid under a formal compensation plan that meets the Internal Revenue Code’s requirements. The 1988 Non-Qualified Stock Option Plan and the 2000 Performance Equity Plan currently do not qualify as performance-based plans in accordance with Section 162(m). However, we are seeking shareholder approval at a special meeting in lieu of our annual meeting of shareholders to be held in fiscal 2008 to qualify the 2000 Performance Equity Plan as a performance-based compensation plan under Section 162(m). To maintain flexibility, we have no policy requiring that all executive officer compensation be fully deductible. However, our compensation committee expects that we will be able to fully deduct all fiscal 2007 compensation expense.

Accounting for Stock-Based Compensation.    Since we adopted Statement of Financial Accounting Standards No. 123(R), ‘‘Share-Based Payment,’’ on July 1, 2005, we are required to record the fair value of share-based stock option grants as a non-cash expense for financial reporting purposes utilizing an option pricing model, in our case the Black-Scholes model, to compute the amount of expense to be recognized. We are aware of the effect that this has on our, and other companies’ reported earnings per share and, in light of the accounting and tax treatment, our compensation committee reviews whether stock option grants to our executives and directors are an efficient means of providing appropriate long-term incentives.

Compensation Committee Report

The compensation committee has reviewed and discussed with management the information contained in the ‘‘Compensation Discussion and Analysis’’ section of this report and, based upon the review and discussions, recommended to the board of directors that the Compensation Discussion and Analysis be included in this report.

        Members of the Compensation Committee:

Michael Salberg
Joel M. Simon

Compensation Committee Interlocks and Insider Participation

No officers who are directors participated in deliberations regarding executive officer compensation and there are no ‘‘interlocks’’ with respect to any director who serves, or for any part of fiscal 2007 served, as a member of the compensation committee.

Summary Compensation Table

The following table sets forth the compensation paid to or earned by each of the named executive officers for the fiscal year ended June 30, 2007:

Name and Principal Position	Fiscal Year	Salary ($)		Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation $(3)	All Other Compensation ($)(4)	Total ($)
Melvyn Knigin President and Chief Executive Officer	2007	575,000	(5)	13,636	183,594	50,930	39,463	862,623
Thomas Rende Senior Vice President and Chief Financial Officer	2007	231,616	(6)	—	21,113	16,977	26,031	295,737
Saul Pomerantz Executive Vice President and Chief Operating Officer	2007	250,115		—	10,325	21,220	25,743	307,403

(1)	Represents stock-based compensation expense, as computed in accordance with Statement of Financial Accounting Standards No. 123(R) Share-Based Payment, (‘‘SFAS 123(R)’’), recorded during the year ended June 30, 2007 relating to restricted stock that is to be granted to Mr. Knigin on each of July 1, 2007 and July 1, 2008. Provided that Mr. Knigin is employed by us on each such date, we will issue to Mr. Knigin the number of shares of our common stock determined by dividing $25,000 by the last sale price of a share of our common stock on each such date. All of Mr. Knigin’s shares vest on June 30, 2009.
(2)	Represents the dollar amount recognized for financial statement reporting purposes during the fiscal year ended June 30, 2007, computed in accordance SFAS 123(R), except that, pursuant to the rules of the Securities and Exchange Commission relating to executive compensation disclosure, the amounts exclude the impact of estimated forfeitures related to service-based vesting conditions. Under SFAS 123(R), the amount recognized in fiscal year 2007 includes amounts related to options granted in prior fiscal years, as well as in fiscal year 2007. Assumptions used in the calculation of these amounts are disclosed in Note 1 to our audited consolidated financial statements for the year ended June 30, 2007 included elsewhere in this report.
(3)	For fiscal 2007, each of the three named executive officers earned a bonus in accordance with the terms of our 1998 Senior Executive Incentive Plan, as amended. Under the 1998 Senior Executive Incentive Plan, the compensation committee has the discretion to award non-equity incentive compensation to senior executives in an amount not to exceed 6.75% of net income before taxes over the base amount of $1,200,000. The compensation earned by the named executive officers is based on a percentage of our net income before taxes and before the calculation of all compensation under the 1998 Senior Executive Incentive Plan for such fiscal year, and excludes the merger-related fees (‘‘Net Income’’). The compensation is calculated at two levels, the first level is based on Net Income in excess of $1,200,000 and up to $3,200,000, and the second level is based on Net Income in excess of $3,200,000. The following table shows the percentages that Messrs. Knigin, Pomerantz and Rende are entitled to receive under their respective employment agreements:

Named Executive Officer	Net Income From $1,200,000 to $3,200,000	Net Income in Excess of $3,200,000
Melvyn Knigin	3.0%	3.75%
Thomas Rende	1.0%	1.25%
Saul Pomerantz	1.25%	1.75%
(4)	Represents payments that we made for the named executive officers as follows:

Named Executive Officer	Life Insurance	Long Term Disability Insurance	Group Health Insurance	Automobile Expenses	Matching Contribution Under the 401(k) Plan	Total
Melvyn Knigin	$9,102	$9,446	$14,990	$5,300	$625	$39,463
Thomas Rende	2,802	3,225	15,153	2,501	2,350	26,031
Saul Pomerantz	3,229	2,835	11,620	5,909	2,150	25,743
(5)	In accordance with Mr. Knigin’s amended and restated employment agreement dated October 3, 2006, his annual base salary increased from $550,000 to $575,000 effective July 1, 2006.
(6)	In accordance with Mr. Rende’s amended and restated employment agreement dated November 28, 2006, his annual base salary increased from $220,000 to $240,000 effective December 1, 2006.
(7)	In accordance with Mr. Pomerantz’s amended and restated employment agreement dated October 13, 2006, his annual base salary increased from $250,000 to $280,000 effective December 1, 2006.

Grants of Plan-Based Awards

The following table sets forth information regarding awards to the named executive officers under our non-equity incentive compensation and stock option plans during the fiscal year ended June 30, 2007. There can be no assurance that the Grant Date Fair Value of the Option Awards will ever be realized by the individual. The amount of these awards that was expensed is included in the Summary Compensation Table:

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1) Target ($)	Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/sh)	Closing Market Price of Option Awards on the Grant Date ($/sh)(2)	Grant Date Fair Value of Option Awards ($)(3)
Melvyn Knigin	10/03/06	50,930	500,000	(4)	1.00	0.81	235,000
Thomas Rende	10/13/06	16,977	150,000	(5)	1.00	0.85	75,000
Saul Pomerantz	10/13/06	21,220	50,000	(5)	1.00	0.85	25,000

(1)	Messrs. Knigin, Rende and Pomerantz’s respective employment agreements each provide for non-equity incentive plan compensation payments based on the percentages described in Footnote 3 to the Summary Compensation Table above. The agreements do not provide for a threshold or maximum amount. Because the target amount is not determinable, the actual amounts earned by Messrs. Knigin, Rende and Pomerantz during fiscal year 2007 under these provisions are reflected in this table.
(2)	Represents the closing price of our common stock on the date of grant.
(3)	The fair value of the options was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for each grant: risk-free interest rate 4.56%; expected life 7 years; expected volatility 57% and expected dividends of zero. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

We account for our stock-based employee compensation arrangements under SFAS No. 123(R), which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

The 500,000 options were granted to Mr. Knigin on October 3, 2006, with a fair value calculated at $0.47 per share. The 150,000 options and 50,000 options were granted to Messrs. Rende and Pomerantz, respectively, on October 13, 2006, with a fair value calculated at $0.50 per share.
(4)	These options vest 25% on the grant date, 25% on the six-month anniversary of the grant date, 25% on the first anniversary of the grant date and 25% on the second anniversary of the grant date.
(5)	These options vest 20% on each of the first through fifth anniversaries of the grant date.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding option awards as of June 30, 2007 for each of the named executive officers:

	Option Awards
Name	Number of Securities Underlying Unexercised Exercisable Options (#)	Number of Securities Underlying Unexercised Un-exercisable Options (#)		Option Exercise Price ($)	Option Expiration Date
Melvyn Knigin	250,000	250,000	(1)	1.00	10/02/16
Thomas Rende	35,000	—		0.63	11/03/08
	35,000	—		1.06	02/21/10
	35,000	—		0.69	06/29/10
	30,000	45,000	(2)	1.45	12/09/14
	—	150,000	(3)	1.00	10/12/16
Saul Pomerantz	75,000	—		0.63	11/03/08
	75,000	—		1.63	11/03/08
	65,000	—		1.06	02/21/10
	65,000	—		0.69	06/29/10
	20,000	30,000	(4)	1.45	12/09/14
	—	50,000	(5)	1.00	10/12/16

(1)	Vest in two equal installments of 125,000 shares on each of October 3, 2007 and October 3, 2008.
(2)	Vest in three equal annual installments of 15,000 shares beginning on December 10, 2007.
(3)	Vest in five equal annual installments of 30,000 shares beginning on October 13, 2007.
(4)	Vest in three equal annual installments of 10,000 shares beginning on December 10, 2007.
(5)	Vest in five equal annual installments of 10,000 shares beginning on October 13, 2007.

Option Exercises in Fiscal 2007

The following table sets forth certain information concerning stock options exercised by each of the named executive officers for the fiscal year ended June 30, 2007:

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise $(1)
Melvyn Knigin	—	—
Thomas Rende	50,000	83,750
Saul Pomerantz	350,000	540,750

(1)	For each option exercised, the value realized upon exercise represents the closing price of our common stock on the date the option was exercised less the option exercise price, multiplied by the number of shares underlying the option exercised.

Compensation Arrangements for Executive Officers

Melvyn Knigin

On October 3, 2006, we entered into an amended and restated employment agreement with Melvyn Knigin, which provides that Mr. Knigin will continue to be employed as our President and Chief Executive Officer (or as President and Chief Executive Officer of the Movie Star division in the event of a Significant Acquisition (as defined in the employment agreement and will include the merger with FOH Holdings)) until June 30, 2009 (‘‘Initial Term’’) and will then serve as our Senior Vice President of Global Wal-Mart Corporate Sales from July 1, 2009 until June 30, 2011 (‘‘Additional Term’’). Mr. Knigin’s employment agreement provides that he will receive a base salary of $575,000 per year during the Initial Term and a base salary of $280,000 per year during the Additional Term. During the Initial Term, Mr. Knigin will be required to devote substantially all of his business time and attention to the performance of his duties under the employment agreement, and during the Additional Term, he will be required to devote no less than three days per week to the performance of his duties under the employment agreement. Mr. Knigin is also entitled to receive an annual bonus during the Initial Term under our 1998 Senior Executive Incentive Plan equal to 3% of our net income before taxes and before calculation of all bonuses for each fiscal year during the Initial Term (which, if the merger is consummated, shall mean the thirteen month period ending July 26, 2008, with corresponding adjustments, and the fiscal year ending July 25, 2009), and excluding the expenses that we record for accounting purposes as transaction expenses associated with a Significant Acquisition or a proposed Significant Acquisition in accordance with Generally Accepted Accounting Principles (‘‘Employment Agreement Net Income’’) in excess of $1,200,000 and up to $3,200,000, and equal to 3.75% of Employment Agreement Net Income in excess of $3,200,000. During the Additional Term, Mr. Knigin will be entitled to receive an annual bonus equal to the excess of 1.5% (‘‘Bonus Percentage’’) of Wal-Mart Net Sales (as defined in the employment agreement) over Mr. Knigin’s annual base salary. The Bonus Percentage will be increased or decreased for each year during the Additional Term in which our gross margin for Wal-Mart Net Sales during such period exceeds or is less than the blended average gross margin for Wal-Mart Net Sales for the three fiscal years ending June 30, 2007, 2008 and 2009 (which, if the merger is consummated, shall mean that thirteen month period ending July 28, 2007 and the fiscal years ending July 26, 2008 and July 25, 2009).

In addition to his base salary, we granted Mr. Knigin a ten-year option to purchase 500,000 shares of our common stock under our Amended and Restated 1988 Stock Option Plan at an exercise price of $1.00 per share, 125,000 shares of which will vest on each of (i) the date of grant, (ii) the six-month anniversary of the date of grant, (iii) the first anniversary of the date of grant and (iv) the second anniversary of the date of grant.

Additionally, on each of July 1, 2007 and 2008, provided that Mr. Knigin is employed by us on each such date (except as otherwise set forth in the employment agreement), we will issue Mr. Knigin shares of restricted stock equal to the number of shares of our common stock determined by dividing $25,000 by the last sale price of a share of our common stock on each such date. All such shares will vest on June 30, 2009.

Mr. Knigin’s employment agreement also provides for us to pay the premiums on a life insurance policy for him providing a death benefit of $1,500,000 to Mr. Knigin’s designated beneficiary and a disability insurance policy for Mr. Knigin providing a non-taxable benefit of at least $10,000 per month payable to Mr. Knigin in the event of his disability. Mr. Knigin is also entitled to participate in our group medical insurance and Retired Senior Executive Medical Plan for the duration of the term of the employment agreement. Pursuant to the employment agreement, Mr. Knigin is prohibited from disclosing confidential information about us and prohibited from seeking employment with a competitor during the term of the employment agreement and, if he terminates his own employment other than for Good Reason (as defined in the employment agreement) prior to the expiration of the term of the employment agreement or we terminate his employment for Cause (as defined in the employment agreement) prior to the expiration of the term of the employment agreement, for an additional period of two years following the date of termination.

Movie Star currently has a key man insurance policy on the life of Mr. Knigin in the amount of $5.0 million under which Movie Star is the beneficiary.

Thomas Rende

On November 28, 2006, we entered into an employment agreement with Thomas Rende, pursuant to which Mr. Rende will continue to be employed as our Senior Vice President and Chief Financial Officer until December 31, 2009. Mr. Rende’s employment agreement provides that he will receive (i) a base salary of $240,000 per year commencing December 1, 2006 until December 31, 2008 and $260,000 per year from January 1, 2009 until December 31, 2009 and (ii) for each of fiscal years ending June 30, 2007, 2008, 2009 and 2010 (pro-rated for partial year) (which, if the merger is consummated, shall mean the thirteen month period ending July 26, 2008, with corresponding adjustments, and the fiscal years ending July 25, 2009 and July 31, 2010), a bonus equal to 1.0% of Employment Agreement Net Income in excess of $1,200,000 and up to $3,200,000, and equal to 1.25% of Employment Agreement Net Income in excess of $3,200,000. The employment agreement also provides that if, during the employment term, we terminate Mr. Rende without ‘‘cause’’ or he terminates his employment for ‘‘good reason’’ (as such terms are defined in the employment agreement), or if we do not continue his employment at the end of the employment term upon substantially similar terms, we will be required to pay to him (i) his base salary through the end of the employment term, (ii) any bonus which would have become payable under his employment agreement through the end of the employment term, (iii) the insurance benefits provided in his employment agreement through the end of the employment term, (iv) the sum of $200,000, which will be paid in equal installments in accordance with our normal payroll procedures, so that the entire $200,000 will be received by him by March 15th of the calendar year following the date of termination of employment and (v) medical coverage at our expense for one year commencing on either (a) the last day of the employment term if his employment is terminated during the employment term or (b) the date of termination if his employment is terminated after the end of the employment term. Mr. Rende’s employment agreement also provides for us to pay the premiums on a life insurance policy for him providing a death benefit of $1,000,000 to Mr. Rende’s designated beneficiary and a disability insurance policy for Mr. Rende providing a non-taxable benefit of at least $7,500 per month payable to Mr. Rende in the event of his disability. Mr. Rende is also entitled to participate in our group medical insurance and Retired Senior Executive Medical Plan for the duration of the term of the employment agreement. Under the agreement, Mr. Rende is prohibited from disclosing confidential information about us and employing or soliciting any of our current employees to leave our company during his employment and for a period of one year thereafter.

Following the closing of the merger, Mr. Rende will become the Chief Financial Officer of the combined company. Accordingly, we intend to enter into a new employment agreement with Mr. Rende to become effective upon the closing of the merger. We are in negotiation with Mr. Rende regarding the terms of his new employment agreement.

Saul Pomerantz

On October 13, 2006, we entered into an amended and restated employment agreement with Saul Pomerantz, pursuant to which Mr. Pomerantz will continue to be employed as our Executive Vice President and Chief Operating Officer until June 30, 2009. Mr. Pomerantz’s employment agreement provides that he will receive (i) a base salary of $250,000 per year until November 30, 2006 and then a base salary of $280,000 per year commencing December 1, 2006 until June 30, 2009, and (ii) for each of the fiscal years ending June 30, 2007, 2008 and 2009, a bonus equal to 1.25% of Employment Agreement Net Income in excess of $1,200,000 and up to $3,200,000, and equal to 1.75% of Employment Agreement Net Income in excess of $3,200,000. In addition to his base salary, on October 13, 2006, we granted Mr. Pomerantz a ten-year non-qualified option to purchase 50,000 shares of our common stock under our Amended and Restated 1988 Stock Option Plan at a price of $1.00 per share, exercisable as to 10,000 shares on each of the first through fifth anniversaries of the date of grant. The employment agreement also provides that if, during the employment term, we terminate Mr. Pomerantz without ‘‘cause’’ or he terminates his employment for ‘‘good reason’’ (as such terms are defined in the employment agreement), or if we do not continue his employment at the end of the employment term upon substantially similar terms, we will be required to pay to him (i) his base salary through the end of the employment term, (ii) any bonus which would have become payable under his employment agreement through the end of the employment term, (iii) the insurance benefits provided in his employment agreement through the end of the employment term, (iv) the sum of $200,000, which will be paid in equal installments in accordance with our normal payroll procedures, so that the entire $200,000 will be received by him by March 15th of the calendar year following the date of termination of employment and (v) medical coverage at our expense for one year commencing on either (a) the last day of the employment term if his employment is terminated during the employment term or (b) the date of termination if his employment is terminated after the end of the employment term. Mr. Pomerantz’s employment agreement also provides for us to pay the premiums on a life insurance policy for him providing a death benefit of $1,200,000 to Mr. Pomerantz’s designated beneficiary and a disability insurance policy for Mr. Pomerantz providing a non-taxable benefit of at least $4,500 per month payable to Mr. Pomerantz in the event of his disability. Under the agreement, Mr. Pomerantz is prohibited from disclosing confidential information about us and employing or soliciting any of our current employees to leave our company during his employment and for a period of one year thereafter.

Compensation Arrangements for Directors

Effective January 1, 2005, we began paying our outside directors in accordance with the terms of Movie Star’s Non-Employee Director Compensation Plan. Each non-employee director currently receives (i) an annual stipend of $20,000, payable quarterly in arrears, (ii) $2,000 per day for board or committee meetings attended in person, regardless of the number of meetings held that day and (iii) $1,000 per meeting for board or committee meetings attended telephonically, unless two or more teleconference call meetings are held back-to-back on the same call, in which case each non-employee director will receive $1,000 for the entire call. Payment of the annual stipend and meeting fees are made, at the election of each non-employee director, in cash and/or shares of common stock under our 2000 Performance Equity Plan in such proportion as is determined by each non-employee director. If a non-employee director elects to be paid in stock, either in full or in part, the number of shares of common stock to be issued is determined by dividing the dollar amount of the stipend and meeting fees earned during the quarter (or a percentage thereof, if the non-employee director elects to receive stock payment in part) by the last sale price of our common stock on the last trading day of each calendar quarter in which the fees were earned.

On June 30, 2006, we entered into an agreement with two independent directors who comprise our special committee. Pursuant to the agreement, each committee member received a fee of $7,500 per month commencing with the month ended June 30, 2006 for a period of up to four months. Following the approval of the merger agreement, our board (excluding the two independent directors) approved an extension of the payment of monthly fees to these same two independent directors through December 31, 2006.

We also pay or reimburse each non-employee director for all transportation, hotel and other expenses reasonably incurred by the non-employee director in connection with attendance at board and committee meetings against itemized reports and receipts submitted with respect to any such expenses and approved in accordance with our customary procedures.

On December 6, 2004, each of our non-employee directors received a one-time grant of non-qualified options to purchase 12,000 shares of common stock under our 2000 Performance Equity Plan, at an exercise price of $1.36 per share, exercisable immediately and until the close of business on December 5, 2014.

The following table summarizes the compensation of our non-employee directors for the year ended June 30, 2007. Directors who are employees or consultants of our company do not receive separate compensation for their service as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		All Other Compensation ($)		Total ($)
Peter Cole	—	23,000	(2)	200,000	(3)	223,000
John L. Eisel(4)	16,000	17,000		—		33,000
Michael A. Salberg(5)	88,000	—		—		88,000
Joel M. Simon(6)	73,000	14,000		—		87,000

(1)	Represents the dollar value of the compensation that the director elected to receive in shares of our common stock in lieu of cash compensation.
(2)	For the period July 1, 2006 through December 31, 2006, as compensation for his services as a director and for his attendance at board of director meetings and/or committee meetings, Mr. Cole received payments in common stock of 20,938 shares at a total value of $23,000.
(3)	For the period January 1, 2007 through June 30, 2007, Mr. Cole received cash payments of $200,000 pursuant to the terms of our consulting agreement with Performance Enhancement Partners. Mr. Cole was also reimbursed for his reasonable out-of-pocket expenses.
(4)	As compensation for his services as a director and for his attendance at board of director meetings and/or committee meetings, Mr. Eisel received cash payments of $16,000 and payments in common stock of 15,230 shares at a total value of $17,000. Mr. Eisel was also reimbursed for his reasonable out-of-pocket expenses.
(5)	As compensation for his services as a director and for his attendance at board of director meetings and/or committee meetings, Mr. Salberg received cash payments of $43,000. In addition, he received cash payments of $45,000 for serving as a member of a special committee of our board of directors.
(6)	As compensation for his services as a director and for his attendance at board of director meetings and/or committee meetings, Mr. Simon received cash payments of $28,000 and payments in common stock of 10,107 shares at a total value of $14,000. In addition, he received cash payments of $45,000 for serving as a member of a special committee of our board of directors.

Potential Termination and Change in Control Payments

Melvyn Knigin, Thomas Rende and Saul Pomerantz, our named executive officers, each have employment agreements with us that provide for the following potential payments in the event of their termination. All such payments will be paid in accordance with our normal payroll procedures.

Melvyn Knigin

Payment Upon Death or Disability.    In the event of Mr. Knigin’s death or termination due to ‘‘disability’’ (as defined in his employment agreement), he or his designated beneficiaries, as the case may be, will be entitled to receive:

•	base salary through the date of death or disability;

•	if death or disability occurs during the first half of the fiscal year, one-half of non-equity incentive compensation that would have become payable for the year and the entire amount of non-equity incentive compensation for the year if death or disability occurs during the second half of the fiscal year;

•	all valid business expense reimbursements; and

•	all accrued but unused vacation pay.

In addition, in the case of his death, Mr. Knigin’s beneficiaries will be entitled to receive proceeds from a company-paid life insurance policy provided to him in his name. We also maintain a long-term disability insurance policy for Mr. Knigin, which will provide a non-taxable benefit of at least $10,000 per month payable to him.

Payment Upon Involuntary Termination Without Cause or Resignation for Good Reason.    If Mr. Knigin resigns for ‘‘good reason’’ (as defined in his employment agreement) or is terminated by us without ‘‘cause’’ (as defined in his employment agreement), he will be entitled to receive the following:

•	initial term base salary through the end of the initial term (June 30, 2009) if termination occurs during the initial term or additional term base salary through the end of the additional term (July 1, 2009 to June 30, 2011) if termination occurs during the additional term;

•	any non-equity incentive compensation that would have become payable through the end of the initial term or the additional term, as the case may be;

•	all valid business expense reimbursements; and

•	all accrued but unused vacation pay.

In addition, stock options granted to and restricted stock issued or issuable to Mr. Knigin in connection with entering into his employment agreement will be issued, if not yet issued, and will continue to vest and remain exercisable as scheduled.

Thomas Rende and Saul Pomerantz

Payment Upon Death or Disability.    In the event of death or termination due to ‘‘disability’’ (as defined in their respective employment agreements), Messrs. Rende and Pomerantz, or their designated beneficiaries, as the case may be, will be entitled to receive:

•	base salary through the date of death or disability;

•	any non-equity incentive compensation that would have become payable for the year in which the employment was terminated, pro-rated for the number of months worked during the fiscal year of termination;

•	all valid business expense reimbursements; and

•	all accrued but unused vacation pay.

In addition, in the case of death, their respective beneficiaries will be entitled to receive proceeds from company-paid life insurance policies provided to them in their names. We also maintain long-term disability insurance policies for each of Messrs. Rende and Pomerantz, which will provide a non-taxable benefit of at least $7,500 and $4,500 per month, respectively, payable to each of them.

Payment Upon Involuntary Termination Without Cause or Resignation for Good Reason.    If either of Messrs. Rende or Pomerantz resigns for ‘‘good reason’’ (as defined in their respective employment agreements) or is terminated by us without ‘‘cause’’ (as defined in their respective employment agreements), each of them will be entitled to receive the following:

•	base salary through the end of the employment term (December 31, 2009 in the case of Mr. Rende and June 30, 2009 in the case of Mr. Pomerantz);

•	the sum of $200,000, payable in equal installments so that the entire amount will be received by March 15th of the calendar year following the date of termination;

•	any non-equity incentive compensation that would have become payable through the end of the employment term;

•	life, disability and health insurance benefits through the end of the employment term;

•	continuation of medical coverage for one year after the end of the term;

•	all valid business expense reimbursements; and

•	all accrued but unused vacation pay.

The following table reflects the amounts that would have been payable to each of the named executive officers had their employment terminated as of June 30, 2007:

Name	Benefits	Death or Disability	Involuntary Termination Without Cause or Resignation for Good Reason
Melvyn Knigin	Base Salary	$—	$1,150,000
	Non-Equity Incentive Compensation(1)	50,930	50,930
	Restricted Stock	—	50,000	(2)
	Accrued Vacation Pay	21,538	21,538
	Total	$72,468	$1,272,468
Thomas Rende	Base Salary	$—	$620,000
	Severance	—	200,000
	Non-Equity Incentive Compensation(1)	16,977	16,977
	Medical Insurance	—	53,036
	Disability Insurance	—	8,063
	Life Insurance	—	7,005
	Accrued Vacation Pay	13,846	13,846
	Total	$30,823	$918,927
Saul Pomerantz	Base Salary	$—	$560,000
	Severance	—	200,000
	Non-Equity Incentive Compensation(1)	21,220	21,220
	Medical Insurance	—	34,860
	Disability Insurance	—	5,670
	Life Insurance	—	6,458
	Accrued Vacation Pay	18,307	18,307
	Total	$39,527	$846,515

(1)	See Footnote 3 of the Summary Compensation Table for a detailed explanation of how the non-equity incentive compensation payment is calculated.
(2)	Represents $25,000 of our common stock issued or issuable on each of July 1, 2007 and 2008, which will continue to vest as scheduled on June 30, 2009.

Compensation Plans

1998 Senior Executive Incentive Plan

In September 1998, our compensation committee adopted an incentive compensation plan. Under the 1998 Senior Executive Incentive Plan, as amended, the compensation committee has the discretion to award bonus compensation to senior executives in an amount not to exceed 6.75% of any excess pre-tax income over the base amount of $1,200,000. No awards were made under the plan for fiscal 2006.

Employee Stock Ownership Plan

We adopted an Employee Stock Ownership and Capital Accumulation Plan (‘‘Employee Stock Plan’’) as of July 1, 1983. The Employee Stock Plan is intended to comply as a stock bonus plan with the provisions of the Employee Retirement Income Security Act of 1974, as amended, the Tax Equity and Fiscal Responsibility Act of 1982, the Deficit Reduction Act of 1984 and the Retirement Equity Act of 1984. A favorable determination letter was initially issued by the Internal Revenue Service with regard to the Employee Stock Plan in February 1985. From time to time, the Employee Stock Plan is amended as required to comply with amendments to the applicable statutes. Contributions that we make to the Employee Stock Plan are discretionary. The allocation of the contribution made in any year to eligible employees is based on their earnings. All employees over the age of 18 years who have been employed for one year are eligible to participate in the Employee Stock Plan. Participants in the Employee Stock Plan become vested after five years of employment. For the fiscal year ended June 30, 2007, we did not make a contribution to the Employee Stock Plan. As of August 17, 2007, the Employee Stock Plan owned 300,720 shares, or 1.8% of the outstanding shares of our common stock. Withdrawal of vested balances by participants can take place upon death, disability or early or normal retirement. Vested benefits will be paid to participants who have terminated their employment for reasons other than death, disability or early or normal retirement as quickly as possible after the third June 30th following their departure.

Stock Option Plans

2000 Performance Equity Plan

On February 22, 2000, the board of directors adopted the 2000 Performance Equity Plan covering 750,000 shares of common stock under which the our officers, directors, key employees and consultants are eligible to receive incentive or non-qualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock based awards. Shareholders approved the 2000 Performance Equity Plan on November 28, 2000. The 2000 Performance Equity Plan will terminate when no further awards may be granted and awards granted are no longer outstanding, provided that incentive options may only be granted until February 21, 2010. To the extent permitted under the provisions of the 2000 Performance Equity Plan, the compensation committee has authority to determine the selection of participants, allotment of shares, price and other conditions of awards. As of August 31, 2007, there were options outstanding to purchase 331,000 shares, exercisable at prices ranging from $0.63 per share to $1.36 per share. During fiscal 2007 and 2006, 72,752 and 98,528 shares, respectively, of common stock were issued under the 2000 Performance Equity Plan to non-employee directors pursuant to our Non-Employee Director Compensation Plan. During fiscal 2007 and 2006, 55,000 and 40,000 options, respectively, were granted under the 2000 Performance Equity Plan to our employees.

On August 16, 2007, our board of directors adopted an Amended and Restated 2000 Performance Equity Plan to increase the number of shares of our common stock available for issuance under the plan from 750,000 shares to 4,000,000 shares, to add a limit on grants to individuals of 500,000 shares in any one year in order for the plan to comply with Section 162(m) of the Internal Revenue Code and to make other changes to comply with Section 409A of the Internal Revenue Code. We are asking our shareholders to adopt the Amended and Restated 2000 Performance Equity Plan at our

special meeting in lieu of annual meeting of shareholders to be held during fiscal 2008. The board believes that the proposed changes to the 2000 Performance Equity Plan are necessary to enable us to continue to attract and retain employees, consultants and board members of the highest caliber, and provide increased incentive for them to promote our well-being through the grant of options and other awards.

Pursuant to the terms of a consulting agreement, dated April 9, 2007, with Performance Enhancement Partners, LLC, upon the closing of the merger with FOH Holdings, Inc., we will (i) issue to Performance Enhancement Partners 100,000 shares of our common stock under the 2000 Performance Equity Plan and (ii) grant to Performance Enhancement Partners a five-year option to purchase 275,000 shares of our common stock under the 2000 Performance Equity Plan at an exercise price equal to the last sale price of our common stock on the closing date of the merger. 75,000 of the shares underlying the option will vest on the date of grant and 100,000 shares will vest on each of January 3, 2008 and July 26, 2008. We also will grant to Performance Enhancement Partners under the 2000 Performance Equity Plan five-year non-qualified options to purchase an aggregate of 100,000 shares of our common stock, with each grant of 50,000 shares to be made upon the commencement date of each six month extension period, if applicable, at an exercise price equal to the last sale price of our common stock on the date of grant. Each grant of 50,000 shares will vest on the six-month anniversary of the commencement date of the applicable extension period. In order to issue the shares of common stock and grant the stock options to Performance Enhancement Partners in accordance with the terms of the consulting agreement, the 2000 Performance Equity Plan must be amended to increase the number of shares available for issuance thereunder.

1994 Incentive Stock Option Plan

In 1994, we adopted an Incentive Stock Option Plan. Our shareholders approved the 1994 Plan on December 8, 1994. The purpose of the 1994 Plan was to enable us to attract and retain key employees by providing them with an opportunity to participate in our ownership. The compensation committee makes awards under the 1994 Plan. The 1994 Plan is intended to comply with Section 422A of the Internal Revenue Code of 1986, as amended. All options are granted at market value as determined by reference to the price of shares of our common stock on the American Stock Exchange. As of August 31, 2007, there were options outstanding to purchase 110,000 shares, exercisable at $0.625 per share. Effective July 15, 2004, options can no longer be granted under the 1994 Plan.

1988 Non-Qualified Stock Option Plan

On December 13, 1988, our shareholders approved the 1988 Non-Qualified Stock Option Plan covering up to 1,666,666 shares of common stock to provide an additional continuing form of long-term incentive to selected officers. Unless terminated by the board, the 1988 Plan shall remain effective until no further options may be granted and all options granted under the 1988 Plan are no longer outstanding. As of August 31, 2007, there were options outstanding to purchase 900,000 shares, exercisable at prices ranging from $0.625 per share to $1.45 per share. During the fiscal year ended June 30, 2005, we granted 50,000 options to Saul Pomerantz and 75,000 options to Thomas Rende, two of our executive officers. No options were granted in fiscal 2006. On October 3, 2006, we granted 500,000 options to Melvyn Knigin, our Chief Executive Officer, and on October 13, 2006, we granted 50,000 options to Saul Pomerantz, our Chief Operating Officer, and 150,000 options to Thomas Rende, our Chief Financial Officer.

On September 19, 2006, our board of directors approved the Amended and Restated 1988 Non-Qualified Stock Option Plan, which (i) increased the time period in which an employee terminated for any reason other than death or disability has to exercise the portion of the option which is exercisable on the date of termination from 30 days to 90 days following the date of termination; (ii) provides for continued exercisability of options after termination in the discretion of the compensation committee as set forth in the stock option agreement at the time of grant; (iii) increased the time period in which an employee terminated due to disability has to exercise the option from 180 days to one year from the date of termination; and (iv) increased the time period in which the legal representative or legatee under the will of an employee who dies within 90 days (instead of 30 days) after the date of termination of employment or while employed by Movie Star or a subsidiary has to exercise the decedent employee’s option from 180 days to one year from the date of death.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of August 31, 2007 with respect to the stock ownership of (i) those persons or groups (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) our chief executive officer and our two other executive officers whose total compensation exceeded $100,000 during the fiscal year ended June 30, 2007 and (iv) all of our directors and executive officers as a group. The percentage of beneficial ownership indicated below is based on 16,434,095 shares of our common stock outstanding on August 31, 2007.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
TTG Apparel, LLC 287 Bowman Avenue Purchase, New York 10577	3,532,644	(2)	21.5%
Melvyn Knigin	500,115	(3)	3.0%
Saul Pomerantz	735,244	(4)	4.4%
Thomas Rende	400,300	(5)	2.4%
Joel M. Simon	118,396	(6)	*
Michael A. Salberg	84,533	(7)	*
John Eisel	90,897	(6)	*
Peter Cole	150,044		*
All directors and officers as a group (7 persons)	2,079,529	(8)	12.0%

*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following persons is c/o Movie Star, Inc., 1115 Broadway, New York, New York 10010.
(2)	According to a Schedule 13D, dated February 17, 2004, the sole controlling person of TTG Apparel, LLC is Michael T. Tokarz, its Manager.
(3)	Includes (a) options to purchase 375,000 shares pursuant to the 1988 Plan, of which 250,000 are currently exercisable and 125,000 are exercisable within 60 days of August 31, 2007, (b) 9,615 shares of restricted stock, which vest on June 30, 2009 and (c) 100,000 shares owned by Mr. Knigin’s spouse. Excludes options to purchase 125,000 shares under the 1988 Plan which are not exercisable within 60 days of August 31, 2007.
(4)	Includes (a) options to purchase (i) 75,000 shares pursuant to the 1994 Plan, (ii) 105,000 shares pursuant to the 1988 Plan and (iii) 130,000 shares pursuant to the 2000 Performance Equity Plan, all of which are exercisable within 60 days of August 17, 2007, (b) 106,910 shares owned by Mr. Pomerantz’s spouse and (c) 8,000 shares held jointly with Mr. Pomerantz’s spouse. Excludes options to purchase 70,000 shares under the 1988 Plan which are not exercisable within 60 days of August 31, 2007.
(5)	Includes (a) options to purchase (i) 35,000 shares pursuant to the 1994 Plan, (ii) 60,000 shares pursuant to the 1988 Plan and (iii) 70,000 shares pursuant to the 2000 Performance Equity Plan, all of which are currently exercisable within 60 days of August 17, 2007, (b) 232,000 shares held jointly with Mr. Rende’s spouse and (c) 3,300 shares owned by Mr. Rende’s spouse. Excludes options to purchase 165,000 shares under the 1988 Plan which are not exercisable within 60 days of August 31, 2007.
(6)	Includes immediately exercisable options granted to each of our non-employee directors to purchase 12,000 shares pursuant to the 2000 Plan.
(7)	Represents (a) 72,533 shares owned by Michael Salberg’s spouse and (b) immediately exercisable options granted to each of our non-employee directors to purchase 12,000 shares pursuant to the 2000 Plan.
(8)	Includes an aggregate of 908,000 shares that Messrs. Knigin, Pomerantz, Rende, Eisel, Simon and Salberg have the right to acquire upon exercise of outstanding options that are exercisable within 60 days of August 31, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 9, 2007, we entered into a consulting agreement with Performance Enhancement Partners, LLC (‘‘Consultant’’), pursuant to which the Consultant provides us with the personal services of Peter Cole, a current member of our board of directors and the sole member of the Consultant, to (i) act as the lead member of our board to facilitate the timely and successful completion of the merger with FOH Holdings, Inc., the rights offering and other transactions contemplated by the merger agreement and (ii) serve as the Executive Chairman of the combined company following the closing of the merger until July 26, 2008. We have the option to extend the consulting agreement for up to two additional six-month periods. The consulting agreement provides for the Consultant to receive a base consulting fee at the annual rate of $400,000, payable in four equal quarterly installments in arrears, the first payment having been made on April 12, 2007. For the year ending July 26, 2008, the Consultant will be entitled to receive an additional consulting fee of a minimum of $100,000 in accordance with the terms of a bonus plan expected to be adopted by the compensation committee following the closing of the merger. Mr. Cole is required to devote substantially all of his business time, energies and attention to the business and affairs of Movie Star (and the combined company following the merger) in the performance of his duties under the consulting agreement.

On the closing date of the merger, we will (i) issue to the Consultant 100,000 shares of our common stock under the 2000 Performance Equity Plan and (ii) grant to the Consultant a five-year option to purchase 275,000 shares of our common stock under the 2000 Performance Equity Plan at an exercise price equal to the last sale price of our common stock on the closing date of the merger. 75,000 of the shares underlying the option will vest on the date of grant and 100,000 shares will vest on each of January 3, 2008 and July 26, 2008. We also will grant to the Consultant under the 2000 Performance Equity Plan five-year non-qualified options to purchase an aggregate of 100,000 shares of our common stock, with each grant of 50,000 shares to be made on the commencement date of each six month extension period, if applicable, at an exercise price equal to the last sale price of our common stock on the date of grant. Each grant of 50,000 shares will vest on the six-month anniversary of the commencement date of the applicable extension period. In order to issue the shares of common stock and grant the stock options to the Consultant in accordance with the terms of the consulting agreement, the 2000 Performance Equity Plan must be amended to increase the number of shares available for issuance thereunder, which amendment will require shareholder approval, which is being sought at the special meeting in lieu of our annual meeting of shareholders to be held in fiscal 2008.

The consulting agreement provides that if the merger agreement is terminated or the Consultant terminates the consulting agreement for ‘‘Good Reason’’ (as defined in the consulting agreement) prior to the closing of the merger, we will pay the Consultant the base consulting fee through September 30, 2007, net of any additional consulting fee awarded and paid to the Consultant for the year ending July 28, 2007. The consulting agreement also provides that if, following the closing of the merger, we terminate the Consultant without ‘‘Cause’’ or the Consultant terminates the consulting agreement for ‘‘Good Reason’’, we will pay to the Consultant the base consulting fee through

July 26, 2008 or the end of the applicable extension period, as the case may be, and any additional consulting fee which would have become payable under the consulting agreement for the year ending July 26, 2008 or the applicable extension period, as the case may be. Additionally, options that have been granted and would otherwise have vested shall immediately vest upon such termination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction. In addition, the amendments to our bylaws that will take effect upon the consummation of the merger will create a 75% supermajority approval requirement in connection with important corporate decisions for a period of 18 months after the merger is consummated, including transactions with our officers, directors and shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees

The following table summarizes the aggregate fees (rounded to the nearest $1,000) billed to us for the fiscal years ended June 30, 2007 and 2006 for professional services rendered by our principal accountant, Mahoney Cohen & Company, CPA, P.C.

	Years Ended June 30,
	2007	2006
Audit Fees(1)	$93,000	$93,000
Audit Related Fees(2)	30,000	20,000
Tax Fees(3)	10,000	11,000
All Other Fees(4)	185,000	—
	$318,000	$124,000

(1)	Represents the aggregate fees billed for professional services rendered by our principal accountant in connection with the audit of our consolidated financial statements, and review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q.
(2)	Represents the aggregate fees billed for professional services rendered by our principal accountant in connection with the audit of our employee benefit plans, the review of our response to Securities and Exchange Commission’s comments letter and the review of our Form 10-K/A for fiscal 2006.
(3)	Represents the aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.
(4)	Represents aggregate fees billed for due diligence related to the merger.

Audit Committee Pre-Approval Policies and Procedures

In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or permitted non-audit services, the engagement is approved by the Audit Committee. The Audit Committee approved all of the fees referred to in the section above entitled ‘‘Principal Accountant Fees and Services’’ for fiscal 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of this Report:

1.	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at June 30, 2007 and 2006
Consolidated Statements of Operations for the fiscal years ended June 30, 2007, 2006 and 2005
Consolidated Statements of Shareholders’ Equity for the fiscal years ended June 30, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
2.	Financial Statement Schedule:
For the fiscal years ended June 30, 2007, 2006 and 2005:
II – Valuation and Qualifying Accounts

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

3.    Exhibits:

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT	METHOD OF FILING
2.1	Agreement and Plan of Merger and Reorganization dated as of December 18, 2006 among the Company, Fred Merger Corp., and FOH Holdings	Incorporated by reference as Exhibit 2.1 to Form 8-K dated December 18, 2006 and filed on December 20, 2006.
2.2	Amendment dated as of June 8, 2007 to Agreement and Plan of Merger and Reorganization dated as of December 18, 2006 among the Company, Fred Merger Corp., and FOH Holdings	Incorporated by reference as Annex B to Preliminary Proxy Statement filed June 8, 2007.
2.3	Voting Agreement dated as of December 18, 2006 between the Company and TTG Apparel	Incorporated by reference as Exhibit 2.2 to Form 8-K dated December 18, 2006 and filed on December 20, 2006.
3.1	Certificate of Incorporation	Incorporated by reference as Exhibit 3.1 to Form 10-K for fiscal year ended June 30, 1988 and filed on October 13, 1988.
3.2	Amended Certificate of Incorporation	Incorporated by reference as Exhibit 3.1.1 to Form 10-K for fiscal year ended June 30, 1992 and filed on September 25, 1992.

EXHIBIT NUMBER	EXHIBIT	METHOD OF FILING
3.3	Amended Certificate of Incorporation	Incorporated by reference as Exhibit 3.1.2 to Amendment to Form 10-K for fiscal year ended June 30, 1992 and filed on January 19, 1993.
3.4	Form of Amended and Restated Certificate of Incorporation	Incorporated by reference as Annex D to Preliminary Proxy Statement filed on June 8, 2007.
3.5	Amended and Restated By-Laws	Incorporated by reference as Exhibit 3.4 to Form 8-K, dated May 31, 2006 and filed on June 5, 2006.
3.6	Form of Amended and Restated By-Laws	Previously filed with Registration Statement on Form S-1 (No. 333-143619) on June 8, 2007.
10.1	1994 Incentive Stock Option Plan	Incorporated by reference as Exhibit 10.3.1 to Form 10-K for fiscal year ended June 30, 1994 and filed on October 12, 1994.
10.2	Amended and Restated 1988 Non-Qualified Stock Option Plan	Incorporated by reference as Exhibit 10.2 to Non-Qualified Stock Option Plan Form 10-K for fiscal year ended June 30, 2006 and filed on September 27, 2006.
10.3	2000 Performance Equity Plan	Incorporated by reference as Exhibit 4.1 to Form S-8 and filed on April 1, 2005.
10.4	Agreement dated as of July 1, 1999 between Mark M. David and the Company providing for retirement benefits to Mr. David.	Incorporated by reference as Exhibit 10.11 to Form 10-K for fiscal year ended June 30, 1999 and filed on September 28, 1999.
10.5	Agreement dated as of January 1, 2003 between BENJAM Consulting LLC and the Company replacing the Agreement dated as of July 1, 1999 between Mark M. David and the Company for Mr. David’s consulting services.	Incorporated by reference as Exhibit 10.17 to Form 10-Q for the quarter ended December 31, 2002 and filed on February 13, 2003.
10.6	Amended and Restated Employment Agreement dated as of October 3, 2006 between Melvyn Knigin and the Company replacing the Agreement dated as of July 1, 2002.	Incorporated by reference as Exhibit 10.9 to Form 8-K dated October 3, 2006 and filed on October 6, 2006.
10.7	Amendment dated as of November 28, 2006 to Amended and Restated Employment Agreement dated as of October 3, 2006 between Melvyn Knigin and the Company.	Incorporated by reference as Exhibit 10.26 to Form 8-K dated November 28, 2006 and filed on December 1, 2006.
10.8	Letter dated January 28, 2003 from Melvyn Knigin to the Company for the surrender and forfeiture of Mr. Knigin’s stock options.	Incorporated by reference as Exhibit 10.19 to Form 10-Q for the quarter ended December 31, 2002 and filed on February 13, 2003.

EXHIBIT NUMBER	EXHIBIT	METHOD OF FILING
10.9	Non-Qualified Stock Option Agreement dated as of October 3, 2006 between Melvyn Knigin and the Company.	Incorporated by reference as Exhibit 10.20 to Form 8-K dated October 3, 2006 and filed on October 6, 2006.
10.10	Restricted Stock Agreement dated as of October 3, 2006 between Melvyn Knigin and the Company.	Incorporated by reference as Exhibit 10.21 to Form 8-K dated October 3, 2006 and filed on October 6, 2006.
10.11	Non-Employee Director Compensation Plan effective January 1, 2005 between the Directors and the Company.	Incorporated by reference as Exhibit 10.13 to Form 8-K dated December 6, 2004 and filed on December 14, 2004.
10.12	Form of Non-Employee Director Non-Qualified Stock Option Agreement	Incorporated by reference as Exhibit 10.14 to Form 8-K dated December 6, 2004 and filed on December 14, 2004.
10.13	Amended and Restated Employment Agreement dated October 13, 2006 between Saul Pomerantz and the Company.	Incorporated by reference as Exhibit 10.22 to Form 8-K dated October 13, 2006 and filed on October 18, 2006.
10.14	Amendment dated as of November 28, 2006 to Amended and Restated Employment Agreement dated as of October 13, 2006 between Saul Pomerantz and the Company.	Incorporated by reference as Exhibit 10.27 to Form 8-K dated November 28, 2006 and filed on December 1, 2006.
10.15	Non-Qualified Stock Option Agreement dated as of December 10, 2004 between Saul Pomerantz and the Company.	Incorporated by reference as Exhibit 10.16 to Form 8-K dated December 10, 2004 and filed on December 15, 2004.
10.16	Non-Qualified Stock Option Agreement dated as of October 13, 2006 between Saul Pomerantz and the Company.	Incorporated by reference as Exhibit 10.23 to Form 8-K dated October 13, 2006 and filed on October 18, 2006.
10.17	Amended and Restated Employment Agreement dated November 28, 2006 between Thomas Rende and the Company.	Incorporated by reference as Exhibit 10.25 to Form 8-K dated November 28, 2006 and filed on December 1, 2006.
10.18	Non-Qualified Stock Option Agreement dated as of December 10, 2004 between Thomas Rende and the Company.	Incorporated by reference as Exhibit 10.18 to Form 8-K dated December 10, 2004 and filed on December 15, 2004.
10.19	Non-Qualified Stock Option Agreement dated as of October 13, 2006 between Thomas Rende and the Company.	Incorporated by reference as Exhibit 10.24 to Form 8-K dated October 13, 2006 and filed on October 18, 2006.
10.20	Amendment dated as of September 19, 2005 to Agreement dated as of January 1, 2003 between BENJAM Consulting LLC and the Company.	Incorporated by reference as Exhibit 10.16 to Form 10-K for fiscal year ended June 30, 2005 and filed on September 27, 2005.
10.21	Accounts Receivable Financing Agreement dated as of June 30, 2006 between CIT Commercial Services and the Company.	Incorporated by reference as Exhibit 10.19 to Form 8-K dated June 30, 2006 and filed on July 5, 2006.
10.22	Inventory Security Agreement dated as of June 30, 2006 between CIT Commercial Services and the Company.	Incorporated by reference as Exhibit 10.20 to Form 8-K dated June 30, 2006 and filed on July 5, 2006.

EXHIBIT NUMBER	EXHIBIT	METHOD OF FILING
10.23	Letter of Credit Agreement dated as of June 30, 2006 between CIT Commercial Services and the Company	Incorporated by reference as Exhibit 10.21 to Form 8-K dated June 30, 2006 and filed on July 5, 2006.
10.24	Letter Agreement dated June 30, 2006 by and between the Company and each of Joel Simon and Michael Salberg	Incorporated by reference as Exhibit 10.22 to Form 8-K dated June 30, 2006 and filed on July 5, 2006.
10.25	Stockholders Agreement dated December 18, 2006 among the Company, FOH Holdings, Fursa, Fursa Managed Accounts and Tokarz Investments	Incorporated by reference as Exhibit 10.1 to Form 8-K dated December 18, 2006 and filed on December 20, 2006.
10.26	Standby Purchase Agreement dated December 18, 2006 among the Company and the Standby Purchasers	Incorporated by reference as Exhibit 10.2 to Form 8-K dated December 18, 2006 and filed on December 20, 2006.
10.27	Consulting Agreement dated April 9, 2007 between the Company and Performance Enhancement Partners, LLC	Incorporated by reference as Exhibit 10.28 to Form 8-K dated April 9, 2007 and filed on April 13, 2007.
10.28	Form of Non-Qualified Stock Option Agreement (relating to 275,000 shares) between the Company and Performance Enhancement Partners, LLC	Incorporated by reference as Exhibit 10.29 o Form 8-K dated April 9, 2007 and filed on April 13, 2007.
10.29	Form of Non-Qualified Stock Option Agreement (relating to 50,000 shares) between the Company and Performance Enhancement Partners, LLC	Incorporated by reference as Exhibit 10.30 to Form 8-K dated April 9, 2007 and filed on April 13, 2007.
14	Code of Ethics	Incorporated by Reference as Appendix A to Definitive Proxy Statement filed on October 22, 2004.
21	Subsidiary of the Company	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm (Mahoney Cohen & Company, CPA, P.C.)	Filed herewith.
31.1	Certification by Chief Executive Officer	Filed herewith
31.2	Certification by Principal Financial and Accounting Officer	Filed herewith
32	Section 1350 Certification	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this document to be signed on its behalf by the undersigned, thereunto duly authorized.

September 28, 2007

MOVIE STAR, INC.
By: /s/ MELVYN KNIGIN MELVYN KNIGIN Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated.

/s/MELVYN KNIGIN	Chairman of the Board; President; Chief Executive Officer	September 28, 2007

MELVYN KNIGIN

/s/ THOMAS RENDE	Chief Financial Officer (Principal Financial & Accounting Officer)	September 28, 2007

THOMAS RENDE

/s/ JOEL M. SIMON	Director	September 28, 2007

JOEL M. SIMON

/s/ MICHAEL A. SALBERG	Director	September 28, 2007

MICHAEL A. SALBERG

/s/ PETER COLE	Director	September 28, 2007

PETER COLE

/s/ JOHN L. EISEL	Director	September 28, 2007

JOHN L. EISEL