Form 10-Q
period 2007-09-30
MOVIE STAR INC /NY/
filed 2007-11-14
CIK 93631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2007

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

Registrant’s telephone number, including area code (212) 798-4700
(Former name, former address, and former fiscal year, if changed since last report.)

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

Yes       No

The number of common shares outstanding on October 31, 2007 was 16,435,275.

MOVIE STAR, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

MOVIE STAR, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands, Except Share Data)

	September 30, 2007	June 30, 2007*	September 30, 2006
	(Unaudited)		(Unaudited)
Assets
Current Assets
Cash	$166	$53	$81
Receivables, net	10,331	8,266	15,530
Inventory	9,072	6,816	9,644
Deferred income taxes	1,552	1,518	1,912
Prepaid expenses and other current assets	388	291	419
Total current assets	21,509	16,944	27,586
Property, plant and equipment, net	933	943	1,048
Deferred income taxes	4,054	3,438	3,068
Goodwill	537	537	537
Assets held for sale	—	—	174
Other assets	548	476	425
Total assets	$27,581	$22,338	$32,838
Liabilities and Shareholders’ Equity
Current Liabilities
Note payable	$9,603	$4,126	$14,278
Current maturity of capital lease obligation	57	57	54
Accounts payable and other current liabilities	3,895	3,171	3,872
Total current liabilities	13,555	7,354	18,204
Long-term liabilities	345	379	464
Commitments and Contingencies	—	—	—
Shareholders’ equity
Common stock, $.01 par value – authorized 30,000,000 shares; issued 18,451,000 shares at September 30, 2007, 18,440,000 shares at June 30, 2007 and 17,783,000 shares at September 30, 2006	185	184	178
Additional paid-in capital	5,592	5,552	4,860
Retained earnings	11,541	12,507	12,727
Accumulated other comprehensive (loss) income	(19)	(20)	23
Treasury stock, at cost – 2,017,000 shares	(3,618)	(3,618)	(3,618)
Total shareholders’ equity	13,681	14,605	14,170
Total liabilities and shareholders’ equity	$27,581	$22,338	$32,838

*	Derived from audited financial statements.

See notes to consolidated condensed unaudited financial statements.

MOVIE STAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,
	2007	2006
Net sales	$11,939	$18,690
Cost of sales	8,577	12,867
Gross profit	3,362	5,823
Selling, general and administrative expenses	4,502	4,487
Merger related fees	358	539
(Loss) income from operations	(1,498)	797
Interest expense	112	187
(Loss) income before (benefit from) provision for income taxes	(1,610)	610
(Benefit from) provision for income taxes	(644)	244
Net (loss) income	$(966)	$366
BASIC NET (LOSS) INCOME PER SHARE	$(.06)	$.02
DILUTED NET (LOSS) INCOME PER SHARE	$(.06)	$.02
Basic weighted average number of shares outstanding	16,432	15,763
Diluted weighted average number of shares outstanding	16,432	15,950

See notes to consolidated condensed unaudited financial statements.

MOVIE STAR, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(966)	$366
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	98	88
Provision for sales allowances and doubtful accounts	338	390
Stock-based compensation expense	38	5
Deferred income taxes	(650)	230
Deferred lease liability	39	(4)
Issuance of common stock for directors’ fees	3	21
(Increase) decrease in operating assets:
Receivables	(2,397)	(9,846)
Inventory	(2,256)	(663)
Prepaid expenses and other current assets	(97)	388
Other assets	(94)	(18)
Increase (decrease) in operating liabilities:
Accounts payable and other liabilities	659	(246)
Net cash used in operating activities	(5,285)	(9,289)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(67)	(138)
Net cash used in investing activities	(67)	(138)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease obligation	(14)	(18)
Proceeds from revolving line of credit, net	5,477	9,323
Net cash provided by financing activities	5,463	9,305
Effect of exchange rate changes on cash	2	—
NET INCREASE (DECREASE) IN CASH	113	(122)
CASH, beginning of period	53	203
CASH, end of period	$166	$81
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$91	$110
Income taxes	$5	$3
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
Acquisition of equipment, software and maintenance contract through assumption of capital lease obligation	$—	$170

See notes to consolidated condensed unaudited financial statements.

MOVIE STAR, INC.
NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

1.	Interim Financial Statements

In the opinion of Movie Star, Inc. (‘‘Company’’), the accompanying consolidated condensed unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2007 and the results of operations and cash flows for the three months ended September 30, 2007 and 2006.

The consolidated condensed unaudited financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company’s year-end financial statements. The June 30, 2007 consolidated condensed balance sheet was derived from the Company’s audited financial statements. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q should be read in conjunction with the Company’s financial statements and notes included in the 2007 Annual Report on Form 10-K.

2.	Stock Options

The Company accounts for its stock-based employee compensation arrangements under SFAS No. 123 (revised 2004), ‘‘Share Based Payment’’ (‘‘SFAS No. 123R’’), which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

There were no stock options granted during either the three months ended September 30, 2007 or the three months ended September 30, 2006.

3.	Effect of New Accounting Standards

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – An Interpretation of SFAS No. 109’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for the financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on July 1, 2007 and the adoption did not have a material impact on the consolidated financial statements. The Company classifies any interest and penalty payments or accruals within operating expenses in the financial statements. There were no accruals of interest and penalties, nor were there any unrecognized tax benefits at the date of adoption of FIN 48. The Internal Revenue Service has reviewed the Company’s income tax returns through the period ended June 30, 2003 and proposed no changes to the tax returns filed by the Company.

In September 2006, the FASB issued SFAS No. 157 ‘‘Fair Value Measures’’ (‘‘SFAS No. 157’’). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements; however, it does not apply to SFAS No. 123R. This Statement will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this Statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial statements.

In February 2007, FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities,’’ (‘‘SFAS No. 159’’), which amends the accounting for assets and liabilities in financial statements in accordance with SFAS No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities’’. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for the first fiscal year beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial statements.

4.	Inventory

Inventory consists of the following (in thousands):

	September 30, 2007	June 30, 2007	September 30, 2006
Raw materials	$1,392	$1,041	$1,443
Work-in process	167	200	289
Finished goods	7,513	5,575	7,912
	$9,072	$6,816	$9,644

5.	Note Payable

Effective June 30, 2006, the Company obtained a new line of credit with a financial institution. This line of credit matures on June 30, 2008. Under this line of credit, the Company may borrow up to $30,000,000, including revolving loans and letters of credit. As of September 30, 2007, the Company had outstanding borrowings of $9,603,000 under the revolving credit facility and had approximately $6,590,000 of outstanding letters of credit. Availability under this line of credit is subject to the Company’s compliance with certain financial formulas as specified in the agreement. As of September 30, 2007, the Company was in compliance with its requirements under this credit facility. Pursuant to the terms of this line of credit, the Company pledged substantially all of its assets. Interest on outstanding borrowings is payable at a variable per annum rate equal to JPMorgan Chase Bank’s prime rate less 0.75 percent (7.0 percent as of September 30, 2007). The Company believes that it will be able to extend or replace its current line of credit upon its expiration with a line of credit with similar terms for at least one year beyond the current expiration date, although there is no assurance that this will be the case.

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

	Three Months Ended September 30,
	2007	2006
BASIC:
Net (loss) income	$(966)	$366
Basic weighted average number of shares outstanding	16,432	15,763
Basic net (loss) income per share	$(.06)	$.02
DILUTED:
Net (loss) income	$(966)	$366
Weighted average number of shares outstanding	16,432	15,763
Shares issuable upon conversion of stock options	—	164
Shares issuable upon conversion of warrants	—	23
Total average number of equivalent shares outstanding	16,432	15,950
Diluted net (loss) income per share	$(.06)	$.02

Options and warrants to purchase 578,000 shares of common stock at prices ranging from $0.4375 to $1.45 per share were not included in the computation of diluted net (loss) per share for the three-month period ended September 30, 2007 since their effect would have been antidilutive.

7.	Segment Reporting

The Company operates in one segment with revenues generated in the United States and Canada as follows (in thousands):

	Three Months Ended September 30,
	2007	2006
Net Sales
United States	$11,916	$18,494
Canada	23	196
	$11,939	$18,690

8.	Merger Agreement

On December 18, 2006, the Company entered into an Agreement and Plan of Merger and Reorganization (‘‘Merger Agreement’’) with FOH Holdings, Inc. (‘‘Frederick’s’’) and Fred Merger Corp. (‘‘Merger Sub’’), a wholly-owned subsidiary of the Company. On June 8, 2007, the Company entered into an amendment to the merger agreement with FOH Holdings and Fred Merger Corp., pursuant to which the parties agreed to, among other things, extend the termination date under the merger agreement from September 1, 2007 to December 31, 2007 and amend the form of our amended and restated certificate of incorporation to authorize the issuance of up to 10,000,000 shares of preferred stock, $.01 par value per share. For the three month period ended September 30, 2007 and 2006, the Company incurred merger-related fees of $358,000 and $539,000, respectively. Included in merger-related fees are costs such as legal and accounting fees and financial advisory services. These fees are being expensed as a result of the merger being treated as a reverse acquisition. Also, as of September 30, 2007, $224,000 has been recorded as deferred issuance costs directly related to the $20,000,000 rights offering and is included in other assets on the consolidated balance sheet. Detailed terms and conditions of the Merger Agreement are included in the Company’s 2007 Annual Report on Form 10-K.

On April 9, 2007, the Company entered into a consulting agreement (‘‘Consulting Agreement’’) with Performance Enhancement Partners, LLC (‘‘Consultant’’), pursuant to which it will provide the Company with the personal services of Peter Cole, a current member of the Company’s board of directors, to (i) act as the lead member of the Company’s board of directors to facilitate the timely and successful completion of the transactions contemplated by the Merger Agreement, and (ii) serve as the Executive Chairman of the combined company following the closing of the transactions contemplated by the Merger Agreement until July 26, 2008. For the three-month period ended September 30, 2007, the Company recorded $125,000 in professional fees related to the Consulting Agreement. Detailed terms and conditions of the Consulting Agreement are included in the Company’s 2007 Annual Report on Form 10-K.

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

Overview

Movie Star, Inc. (‘‘we’’, ‘‘us’’, ‘‘our’’) is engaged in the design, manufacture, distribution and sale of women’s intimate apparel to mass merchandisers, specialty and department stores, discount retailers, national and regional chains and direct mail catalog marketers throughout the United States and Canada. In fiscal 2007, approximately 58% of our sales were to mass merchandisers, 14% to specialty stores, 10% to department stores and 6% to discount retailers. The balance of our sales were unevenly distributed among national chain stores, regional chain stores and direct mail catalog marketers.

The intimate apparel industry is characterized by numerous small companies selling unbranded merchandise, and by several large companies that have developed widespread consumer recognition of the brand names associated with the merchandise sold by these companies. In addition, retailers to whom we sell our products have sought to expand the development and marketing of their own private-label brands and to obtain intimate apparel products directly from the same or similar sources from which we obtain our products. Consolidation within the retail industry has led to the creation of larger retailers that are able to source their own products rather than utilize companies like ours. Many of these companies have greater financial, technical and sourcing capabilities than we do.

In addition to sourcing and producing merchandise themselves, from time to time some of our retail customers eliminate specific product categories that we previously have sold to them or select competing vendors. Customers continuously select different vendors based not only on product design, the desirability of fabrics and styles, price, quality and reliability of service and delivery, but also on branding capabilities. We believe that retail customers producing products themselves and selecting vendors with branding capabilities are material trends that could adversely affect our sales in the future and, in turn, have a negative impact on our operating performance and our liquidity.

The intimate apparel business for department stores, specialty stores and regional chains is divided into four selling seasons per year. For each selling season, we create a new line of products that represents our own brand name, Cinema Etoile®. Our brand name does not have widespread consumer recognition, although it is well known by our customers. We sell our brand name products primarily during these selling seasons. We also develop specific products (private label) for our larger accounts, mass merchandisers and national chains, and make between five and eight presentations throughout the year to these accounts. We do not have long-term contracts with any of our customers and, therefore, our business is subject to unpredictable increases and decreases in sales depending upon the size and number of orders that we receive each time we present our products.

Our business is subject to seasonal variations. Consistent with what we believe is the general pattern associated with sales to the retail industry, our results of operations are somewhat more meaningful on a seasonal basis rather than on a quarterly basis. In that regard, our net sales and net earnings generally have been higher during the period from July to December (which includes our first and second fiscal quarters), during which time our customers typically increase inventory levels in anticipation of both holiday and Valentine’s day sales. However, during the years that we were able to increase sales in the second half of our fiscal year (January through June) and create a more even balance between the first and second halves of our fiscal year, we increased our overall profitability. This trend is unpredictable and is primarily dependent upon the size and number of orders that we receive each time we present our products to our larger customers.

Management considers certain key indicators when reviewing our results of operations and liquidity and capital resources. Because our results of operations are subject to seasonal variations, we review our quarterly and year to date sales revenue in conjunction with our backlog of orders to determine our total position for the year. When reviewing the sales and backlog of open orders, a material factor that we consider is the gross profit percentage. We also consider our selling, general and administrative expenses as a key indicator in evaluating our financial performance. Inventory, accounts receivable and our outstanding borrowings are the main indicators we consider when we review our liquidity and capital resources, particularly the size and age of the inventory and accounts receivable. We review all of our key indicators against the prior year and our operating projections in order to evaluate our operating performance and financial condition.

Merger with FOH Holdings, Inc.

On December 18, 2006, we entered into a merger agreement with FOH Holdings, Inc. (‘‘FOH Holdings’’) and Fred Merger Corp., our wholly-owned subsidiary. Under the terms of the merger agreement, Fred Merger Corp. will be merged with and into FOH Holdings, with FOH Holdings continuing as the surviving corporation as our wholly-owned subsidiary. Upon the consummation of the merger, we will change our name to Frederick’s of Hollywood Group Inc.

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

As a result of the merger, we anticipate issuing approximately 23.7 million shares of our common stock to the stockholders of FOH Holdings as merger consideration. Approximately 50% of FOH Holdings common stock is owned by Tokarz Investments, an affiliate of TTG Apparel, which is a current shareholder of Movie Star owning 3,532,644 shares of our common stock. The other approximately 50% of FOH Holdings common stock is owned by accounts and funds managed by and/or affiliated with Fursa Alternative Strategies.

In connection with the merger agreement, we have agreed to issue new shares of our common stock to our current shareholders upon the exercise of non-transferable subscription rights, which will raise gross proceeds of $20,000,000. To the extent that our shareholders do not purchase, on an aggregate basis, their pro rata percentage of our common stock in the rights offering, TTG Apparel and its affiliates, including Tokarz Investments, and funds affiliated with Fursa Alternative Strategies have agreed to purchase, on an equal basis, any such shortfall.

The completion of the merger and the rights offering is subject to various conditions, including obtaining the requisite approval by our shareholders of (i) the issuance of shares of our common stock in connection with the transactions contemplated by the merger agreement and (ii) an amendment to our certificate of incorporation to (a) increase the number of authorized shares of our common stock to 200,000,000 shares and (b) authorize the issuance of up to 10,000,000 shares of preferred stock. We expect to mail the definitive proxy statement during the first week of December 2007 to our shareholders of record as of November 27, 2007 and anticipate that the special shareholders’ meeting to approve these matters will be held in mid-January 2008. The merger agreement also includes customary termination provisions for both Movie Star and FOH Holdings and provides that, in connection with the termination of the merger agreement under specified circumstances relating to our receipt of a proposal that is superior to the transaction with FOH Holdings, we may be required to pay FOH Holdings a termination fee of $300,000 plus the reimbursement of reasonable fees and expenses of FOH Holdings and its stockholders relating to the merger.

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

In connection with the audit of FOH Holdings’ consolidated financial statements for the fiscal year ended July 28, 2007, which did not include an audit of the effectiveness of FOH Holdings’ internal controls over financial reporting, its independent registered public accounting firm reported to its audit committee two ‘‘material weaknesses’’ and other deficiencies in FOH Holdings’ internal control over financial reporting, finding that:

•	FOH Holdings did not perform reconciliations of significant accounts on a timely basis during the course of the year, nor did these reconciliations undergo the appropriate level of review; and

•	FOH Holdings did not have adequate cut-off procedures to ensure that all costs during the year were properly recorded in the correct period.

Since reporting two material weaknesses in internal control over financial reporting in connection with the audit of FOH Holdings’ consolidated financial statements for the fiscal year ended July 29, 2006, FOH Holdings’ management has taken a number of actions to help remediate the material weaknesses, and to improve the overall control environment and internal control over financial reporting, including the following:

•	the recruitment of appropriately qualified and experienced personnel to fill key financial and accounting positions;

•	the implementation of regular closing processes, including the timely reconciliation of key accounts and the timely resolution of unreconciled items;

•	the regular preparation and updating of supporting analyses for key accounts, particularly those relying on management’s estimates; and

•	the implementation of review procedures of key account analyses by finance management.

With the anticipation of appropriate personnel being in place in the first half of fiscal 2008, the following actions will continue to be addressed during fiscal 2008:

•	the implementation of additional review procedures of all closing entries and account analyses;

•	the documentation of reporting and control processes and procedures; and

•	the documentation of support for all accounts and positions.

Although these material weaknesses remained unremediated as of July 28, 2007, FOH Holdings’ management believes that it is taking appropriate actions to remediate them, although there can be no assurance that the remediation will be complete by the end of fiscal 2008. If these weaknesses are not adequately remediated in a timely manner, errors in financial reporting may occur and the combined company may be required to restate its financial statements.

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

Management believes that the application of accounting policies, and the estimates inherently required by the policies, are reasonable. These accounting policies and estimates are constantly re-evaluated, and adjustments are made when facts and circumstances dictate a change. Historically, management has found the application of accounting policies to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.

Our accounting policies are more fully described in Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. Management has identified certain critical accounting policies that are described below.

Inventory — Inventory is carried at the lower of cost or market on a first-in, first-out basis. Management writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and the age of the inventory. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Historically, management has found its write-down of inventory to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. Inventory reserves were $837,000 at September 30, 2007, $940,000 at June 30, 2007 and $1,015,000 at September 30, 2006.

Accounts Receivable/Allowance for Doubtful Accounts and Sales Discounts — Accounts receivable is net of allowance for doubtful accounts and sales discounts. An allowance for doubtful accounts is determined through the analysis of the aging of accounts receivable at the date of the financial statements. An assessment of the accounts receivable is made based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant, primarily due to the Company’s history of minimal bad debts. An allowance for sales discounts is based on discounts relating to open invoices where trade discounts have been extended to customers, costs associated with potential returns of products, as well as allowable customer markdowns and operational charge backs, net of expected recoveries. These allowances are included as a reduction to net sales and are part of the provision for allowances included in accounts receivable. The foregoing results from seasonal negotiations and historic deduction trends, net of expected recoveries and the evaluation of current market conditions. As of September 30, 2007, June 30, 2007 and September 30, 2006, accounts receivable was net of allowances of $1,042,000, $700,000 and $1,340,000, respectively. Historically, management has found its allowance for doubtful accounts and sales discounts to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If market conditions were to worsen, management may take actions to increase customer incentive offerings, possibly resulting in an incremental allowance at the time the incentive is offered.

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

Results of Operations

The following table shows each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the consolidated financial statements included elsewhere in this report (in thousands, except for percentages):

	Three Months Ended September 30,
	2007		2006
Net sales	$11,939	100.0%	$18,690	100.0%
Cost of sales	8,577	71.8	12,867	68.8
Gross profit	3,362	28.2	5,823	31.2
Selling, general and administrative expenses	4,502	37.7	4,487	24.0
Merger related fees	358	3.0	539	2.9
(Loss) income from operations	(1,498)	(12.5)	797	4.3
Interest expense	112	0.9	187	1.0
(Loss) income before (benefit from) provision for income taxes	(1,610)	(13.5)	610	3.3
(Benefit from) provision for income taxes	(644)	(5.4)	244	1.3
Net (loss) income	$(966)	(8.1)%	$366	2.0%

Percent amounts may not add due to rounding.

Net Sales

(in thousands, except for percentages)

Customer	Net Sales for the three months ended September 30, 2007	Percent of total sales	Net Sales for the three months ended September 30, 2006	Percent of total sales	Increase/ (decrease) from prior year	Percent of Increase/ (decrease) from prior year
Wal-Mart	$6,005	50.3%	$9,627	51.5%	($3,622)	(37.6)%
Frederick’s of Hollywood	641	5.4%	715	3.9%	(74)	(10.3)%
Other	5,270	44.1%	8,152	43.6%	(2,882)	(35.4)%
Total U.S.	11,916	99.8%	18,494	99.0%	(6,578)	(35.6)%
Canada	23	0.2%	196	1.0%	(173)	(88.3)%
Total	$11,939	100.0%	$18,690	100.0%	($6,751)	(36.1)%

Net sales for the three months ended September 30, 2007 were $11,939,000 compared to $18,690,000 in the comparable period in 2006. The decrease was primarily due to:

•	a $3,600,000 decrease in shipments to Wal-Mart. $2,000,000 of the decrease was attributable to our shipment of an order in the fourth quarter of fiscal 2007 instead of the first quarter of fiscal 2008; a comparable order in the prior year had been shipped in the first quarter of fiscal 2007 instead of the fourth quarter of fiscal 2006. The remaining $1,600,000 decrease resulted from our receipt of orders in fiscal 2008 for different programs with later shipment schedules than the fiscal 2007 orders; and

•	a decrease of $3,055,000 in shipments to other customers, including a $173,000 reduction in shipments to Canada. The decrease was due to customers placing fewer orders with us in the current year, which resulted from certain customers eliminating the sale of specific product categories that we previously sold to them, producing some of the products themselves, selecting competing vendors, particularly those with branding capabilities, and industry consolidation, such as the May Company and Federated Department Stores merger. We have experienced similar decreases in shipments to other customers over the past few years. We believe that customers producing some products themselves and selecting vendors with branding capabilities are material trends that could adversely affect our sales in the future.

Backlog of Open Orders

(in thousands, except for percentages)

Customer	Backlog of orders at September 30, 2007	% of total orders	Backlog of orders at September 30, 2006	% of total orders	Increase/ (decrease) from prior year	% of Increase/ (decrease) from prior year
Wal-Mart	$16,097	52.8%	$18,448	55.6%	$(2,351)	(12.7)%
Frederick’s Of Hollywood	1,774	5.8%	1,538	4.7%	236	15.3%
Other	12,261	40.2%	11,917	35.9%	344	2.9%
Total U.S.	30,132	98.8%	31,903	96.2%	(1,771)	(5.6)%
Canada	357	1.2%	1,256	3.8%	(899)	(71.6)%
Total	$30,489	100.0%	$33,159	100.0%	$(2,670)	(8.1)%

Our orders are booked upon receipt. We believe that our current backlog is firm and will be filled by the end of our fiscal year ending June 30, 2008. In addition, during October 2007 (the first month of our second fiscal quarter), we received new orders for approximately $10,735,000 as compared to $2,119,000 received in October 2006. This increase was due to large orders received from Wal-Mart that are scheduled for shipment during the second half of fiscal 2008 (January through June 2008). This increase in orders booked during October 2007, as compared to October 2006, brings our total shipping and open order position as of October 31, 2007 in line with our total shipping and open order position as of October 31, 2006.

Gross Profit

The gross profit percentage decreased to 28.2% for the three-months ended September 30, 2007, from 31.2% in the same period in the prior year. The decrease in the overall margin was due to the following, each having an approximately equal impact: 1) lower sales levels, which increased the percentage of our fixed overhead production costs as they relate to sales, 2) higher allowances and markdowns in the current year as a percentage of sales and 3) a lower initial gross margin due to the current year’s product mix.

As a result of differences among the accounting policies of companies in the apparel industry relating to whether certain items of expense are included in cost of sales rather than as selling expenses, the reported gross profits of different companies, including our own, may not be directly comparable. For example, we record the costs of preparing merchandise for shipment, including warehousing costs and shipping and handling costs, as a selling expense, rather than a cost of sale. Therefore, our gross profit is higher than it would be if such costs were included in cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4,502,000, or 37.7% of net sales for the three months ended September 30, 2007, as compared to $4,487,000, or 24.0% of net sales for the same period in 2006. The increase of $15,000 resulted primarily from increases in:

•	salary and related costs of $107,000 primarily due to additional employees hired during the first quarter of fiscal 2007 to service the anticipated increase in business with Frederick’s of Hollywood and having a full quarter of salaries included in the fiscal 2008 first quarter as compared to a partial quarter of salaries included in the fiscal 2007 first quarter; and

•	an increase in design and design related costs, primarily fabric samples, of approximately $92,000 as a result of our design and merchandising teams efforts to develop additional products for our sales force to present to our customers.

These increases were partially offset by decreases in:

•	shipping and shipping related costs of $93,000 as a result of lower sales; and

•	lower legal costs of $61,000 as a result of a decrease in general corporate matters requiring services of outside legal counsel.

In connection with our previously announced merger with FOH Holdings, we incurred merger-related fees of $358,000 for the three months ended September 30, 2007 as compared to $539,000 for the same period in 2006. Included in merger-related fees are costs such as legal and accounting fees and financial advisory services. These fees are being expensed as a result of the merger being treated as a reverse acquisition. We also incurred an additional $94,000 in related fees, which have been recorded as deferred issuance costs for the three months ended September 30, 2007, as these costs are directly related to the $20,000,000 rights offering.

Income (Loss) from Operations

For the three months ended September 30, 2007, we recorded a loss from operations of $1,498,000 compared to income from operations of $797,000 for the same period in the prior year. The decrease was primarily due to lower gross margin dollars of $2,461,000, and higher selling, general and administrative expenses of $15,000, partially offset by lower merger-related fees in the current year of $181,000.

Interest Income/Expense

Net interest expense for the three months ended September 30, 2007 decreased to $112,000 as compared to $187,000 in the comparable period in 2006. This decrease was primarily due to our reduced borrowing needs. Our borrowing needs decreased as a result of lower shipments for the quarter, which required less inventory purchases.

Income Tax Provision/Benefit

As a result of our loss, we recorded an income tax benefit of $644,000 for the three months ended September 30, 2007, as compared to an income tax provision of $244,000 for the same period in the prior year. Since we determined that it is more likely than not that we will be able to utilize our net operating loss carry forwards in the future, we recorded a tax benefit for the quarter ended September 30, 2007. We utilized an estimated income tax rate of 40% in both periods.

Net (Loss)/Income

We recorded a net loss of $966,000 for the three months ended September 30, 2007, compared to net income of $366,000 for the same period in the prior year. The decrease was primarily due to lower gross margin dollars of $2,461,000, as well as higher selling, general and administrative expenses of $15,000. These negative factors were partially offset by lower merger-related fees of $181,000 and interest costs of $75,000, as well as an income tax benefit in the current year of $644,000 as compared to a tax provision in the prior year of $244,000.

Liquidity and Capital Resources

Cash Used in Operations

Net cash used in operating activities for the three months ended September 30, 2007 was $5,285,000, resulting primarily from:

•	a net loss of $966,000 for the three-months ended September 30, 2007;

•	an increase in accounts receivable of $2,397,000, which was due to higher sales during the last two months (August and September) of the quarter ended September 30, 2007 as compared to the last two months (May and June) of the quarter ended June 30, 2007;

•	an increase in inventory of $2,256,000, which was primarily related to higher finished goods inventory of $1,938,000. The increase in finished goods was due to normal inventory fluctuations to fulfill order requirements subsequent to September 30, 2007; and

•	a non-cash increase in the deferred tax asset of $650,000, primarily as a result of the income tax benefit that we recorded for the quarter.

These decreases in cash flow were partially offset by:

•	non-cash expenses of $98,000 for depreciation and amortization and $338,000 for the provision for sales allowances and doubtful accounts; and

•	a net increase in accounts payable, accrued expenses and other current liabilities of $659,000, which was primarily due to higher inventory requirements to fulfill customer orders.

Cash Used in Investing Activities

Net cash used in investing activities for the three-months ended September 30, 2007 consisted of $67,000 for purchases of property, plant and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three-month period ended September 30, 2007 was $5,463,000, resulting primarily from net proceeds of short-term borrowings of $5,477,000, partially offset by repayments of capital lease obligations totaling $14,000.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided (in thousands) as of September 30, 2007:

	Payments Due by Period
Contractual Obligations	Total	Within 1Year	2–3 Years	4–5 Years	After 5 Years
Note Payable (1)	$9,603	$9,603	$—	$—	$—
Note Payable Interest (2)	672	672	—	—	—
Capital Lease Obligation	102	61	41	—	—
Licensing Agreement	48	48	—	—	—
Operating Leases	4,454	1,323	2,721	410	—
Employment Contracts	2,804	1,283	1,311	210	—
Consulting Agreement	433	433	—	—	—
Long-term Liability	84	18	41	25	—
Total Contractual Obligations	$18,200	$13,441	$4,114	$645	$—

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Within 1 Year	2–3 Years	4–5 Years	After 5 Years
Letters of Credit	$6,590	$6,590	$—	$—	$—
Total Commercial Commitments	$6,590	$6,590	$—	$—	$—

(1)	Note Payable is a less than one-year obligation because the financial institution may demand payment at any time. Interest on outstanding borrowings is payable at a variable rate per annum, equal to the prime rate less 0.75% (our current borrowing rate at September 30, 2007 was 7.0%).
(2)	Note Payable Interest assumes that the principal amount outstanding on our line of credit is paid in full on September 30, 2008, that the principal amount to be repaid on that date will be $9,603,000 and that the interest rate will be 7.0% (our current borrowing rate at September 30, 2007).

We have no obligations that have a provision for increased or accelerated payments, except in respect of defaults.

Note Payable

Effective June 30, 2006, we obtained a new revolving line of credit of up to $30,000,000. This revolving line of credit and letter of credit facility expires on June 30, 2008 and is sufficient for our projected needs for operating capital and letters of credit to fund the purchase of imported goods through June 30, 2008. Direct borrowings under this line bear interest at the J.P. Morgan Chase Bank prime rate less .75 percent per annum. Availability under the line of credit is subject to our compliance with certain agreed upon financial formulas. We were in compliance with our requirements under this facility at September 30, 2007. This line of credit is secured by substantially all of our assets.

Future Financing Requirements

For the three months ended September 30, 2007, our working capital decreased by $1,636,000 to $7,954,000, primarily due to our loss from operations.

We believe that the available borrowing under our revolving line of credit, along with anticipated operating cash flows, will be sufficient to cover our working capital requirements through June 30, 2008. We believe that we will be able to extend or replace our current line of credit upon its expiration with a line of credit with similar terms for at least one year beyond the current expiration date, although there is no assurance that this will be the case.

We anticipate that capital expenditures for fiscal 2008 will be less than $1,000,000.

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

Effect of New Accounting Standards

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — An Interpretation of SFAS No. 109’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for the financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We adopted the provisions of FIN 48 on July 1, 2007 and the adoption did not have a material impact on the consolidated financial statements. We classify any interest and penalty payments or accruals within operating expenses on the financial statements. There were no accruals of interest and penalties, nor were there any unrecognized tax benefits at the date of adoption of FIN 48. The Internal Revenue Service has reviewed our income tax returns through the period ended June 30, 2003 and proposed no changes to our filed tax returns.

In September 2006, the FASB issued SFAS No. 157 ‘‘Fair Value Measures’’ (‘‘SFAS No. 157’’). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements; however, it does not apply to SFAS No. 123R. This Statement will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this Statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial statements.

In February 2007, FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities,’’ (‘‘SFAS No. 159’’), which amends the accounting for assets and liabilities in financial statements in accordance with SFAS No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities.’’ SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for the first fiscal year beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial statements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to changes in the J.P. Morgan Chase Bank prime rate based on the Federal Reserve actions and general market interest fluctuations. We believe that moderate interest rate increases or decreases will not have a material impact on our results of operations, or financial position, in the foreseeable future. For the three months ended September 30, 2007, borrowings peaked during the period at $9,603,000 and the average daily amount of borrowings was $5,725,000.

ITEM 4.    CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007 was made under the supervision and with the participation of our management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    Other Information

Item 1A — Risk Factors.

There are no material changes from the risk factors set forth in Item 1A ‘‘Risk Factors’’ of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. Please refer to that section for disclosures regarding the risks and uncertainties in our business.

Item 6 — (a)    Exhibits

31.1	Certification by Chief Executive Officer.
31.2	Certification by Principal Financial and Accounting Officer.
32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOVIE STAR, INC.
Date: November 14, 2007	By:	/s/ Melvyn Knigin
MELVYN KNIGIN President and Chief Executive Officer
Date: November 14, 2007	By:	/s/ Thomas Rende
THOMAS RENDE Chief Financial Officer and Principal Accounting Officer