Form 10-Q
period 2007-12-31
FREDERICK'S OF HOLLYWOOD GROUP INC /NY/
filed 2008-02-14
CIK 93631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended December 31, 2007

    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                          to

Commission File Number 1-5893

FREDERICK’S OF HOLLYWOOD GROUP INC.

(Exact name of Registrant as specified in its charter)

New York	13-5651322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1115 Broadway, New York, NY	10010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 798-4700

MOVIE STAR, INC.

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

Yes                   No

The number of common shares outstanding on January 27, 2008 was 16,487,567.

FREDERICK’S OF HOLLYWOOD GROUP INC.
(formerly MOVIE STAR, INC.)
QUARTERLY REPORT ON FORM 10-Q

		Page
PART I.	Financial Information
Item 1.	Financial Statements
Consolidated Condensed Balance Sheets at December 31, 2007 (Unaudited), June 30, 2007 (Audited) December 31, 2006 (Unaudited)		1
Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended December 31, 2007 and 2006		2
Consolidated Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended December 31, 2007 and 2006		3
Notes to Consolidated Condensed Unaudited Financial Statements		4-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
PART II.	Other Information
Item 1A.	Risk Factors	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 6.	Exhibits	24
Signatures		25

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

FREDERICK’S OF HOLLYWOOD GROUP INC.
(formerly MOVIE STAR, INC.)
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31, 2007	June 30, 2007*	December 31, 2006
	(Unaudited)		(Unaudited)
Assets
Current Assets
Cash	$215	$53	$90
Receivables, net	10,018	8,266	10,090
Inventory	10,729	6,816	10,168
Deferred income taxes	1,322	1,518	1,728
Prepaid expenses and other current assets	223	291	244
Total current assets	22,507	16,944	22,320
Property, plant and equipment, net	1,156	943	1,028
Deferred income taxes	4,096	3,438	2,915
Goodwill	537	537	537
Other assets	646	476	453
Total assets	$28,942	$22,338	$27,253
Liabilities and Shareholders’ Equity
Current Liabilities
Note payable	$11,328	$4,126	$7,651
Current maturity of capital lease obligation	58	57	55
Accounts payable and other current liabilities	3,213	3,171	4,074
Total current liabilities	14,599	7,354	11,780
Long-term liabilities	304	379	434
Commitments and Contingencies	—	—	—
Shareholders’ equity **
Common stock, $.01 par value – authorized 30,000,000 shares; issued 18,502,000 shares at December 31, 2007, 18,440,000 shares at June 30, 2007 and 17,960,000 shares at December 31, 2006	185	184	180
Additional paid-in capital	5,640	5,552	5,180
Retained earnings	11,838	12,507	13,305
Accumulated other comprehensive loss	(6)	(20)	(8)
Treasury stock, at cost – 2,017,000 shares	(3,618)	(3,618)	(3,618)
Total shareholders’ equity	14,039	14,605	15,039
Total liabilities and shareholders’ equity	$28,942	$22,338	$27,253

*	Derived from audited financial statements.
**	All share data contained in this Report does not reflect the one-for-two reverse stock split effected by the Company on January 28, 2008.

See notes to consolidated condensed unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
(formerly MOVIE STAR, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net sales	$17,735	$17,524	$29,674	$36,214
Cost of sales	11,780	11,462	20,357	24,329
Gross profit	5,955	6,062	9,317	11,885
Selling, general and administrative expenses	4,704	4,580	9,206	9,067
Merger related fees	559	803	917	1,342
(Gain) on sale of property, plant and equipment	—	(496)	—	(496)
Income (loss) from operations	692	1,175	(806)	1,972
Interest expense	197	212	309	399
Income (loss) before provision for (benefit from) income taxes	495	963	(1,115)	1,573
Provision for (benefit from) income taxes	198	385	(446)	629
Net income (loss)	$297	$578	$(669)	$944
BASIC NET INCOME (LOSS) PER SHARE*	$.02	$.04	$(.04)	$.06
DILUTED NET INCOME (LOSS) PER SHARE*	$.02	$.04	$(.04)	$.06
Basic weighted average number of shares outstanding*	16,447	15,810	16,439	15,786
Diluted weighted average number of shares outstanding*	16,924	16,232	16,439	16,090

*	All share and per share data contained in this Report does not reflect the one-for-two reverse stock split effected by the Company on January 28, 2008.

See notes to consolidated condensed unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
(formerly MOVIE STAR, INC.)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(669)	$944
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on sale of property, plant and equipment	—	(496)
Depreciation and amortization	202	170
Provision for sales allowances and doubtful accounts	361	512
Stock-based compensation expense	61	187
Deferred income taxes	(462)	567
Deferred lease liability	26	(9)
Issuance of common stock for directors’ fees	6	42
(Increase) decrease in operating assets:
Receivables	(2,109)	(4,527)
Inventory	(3,913)	(1,187)
Prepaid expenses and other current assets	68	537
Other assets	(214)	17
(Decrease) in operating liabilities:
Accounts payable and other liabilities	(22)	(156)
Net cash used in operating activities	(6,665)	(3,399)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(371)	(208)
Proceeds from insurance recovery	—	26
Proceeds from sale of property, plant and equipment	—	698
Net cash (used in) provided by investing activities	(371)	516
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital lease obligation	(28)	(32)
Proceeds from revolving line of credit, net	7,202	2,696
Proceeds from conversion of warrants	22	—
Proceeds from exercise of employee stock options	—	119
Net cash provided by financing activities	7,196	2,783
Effect of exchange rate changes on cash	2	(13)
NET INCREASE (DECREASE) IN CASH	162	(113)
CASH, beginning of period	53	203
CASH, end of period	$215	$90
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$271	$339
Income taxes	$5	$9
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
Acquisition of equipment, software and maintenance contract through
assumption of capital lease obligation	$—	$170

See notes to consolidated condensed unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
(formerly MOVIE STAR, INC.)
NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

1.    Interim Financial Statements

In the opinion of Frederick’s of Hollywood Group Inc. (formerly Movie Star, Inc.) (the ‘‘Company’’), the accompanying consolidated condensed unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of December 31, 2007 and the results of operations and cash flows for the six months ended December 31, 2007 and 2006.

The consolidated condensed unaudited financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company’s year-end financial statements. The June 30, 2007 consolidated condensed balance sheet was derived from the Company’s audited financial statements. The results of operations for the three and six months ended December 31, 2007 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q should be read in conjunction with the Company’s financial statements and notes included in the 2007 Annual Report on Form 10-K.

Presentation

This Form 10-Q has been prepared by the Company to report the Company’s financial results for the period ended prior to the merger of Fred Merger Corp., the Company’s wholly-owned subsidiary, with FOH Holdings, Inc. (‘‘FOH Holdings’’), which was consummated on January 28, 2008 (the ‘‘Merger’’), pursuant to the terms of an Agreement and Plan of Merger and Reorganization, dated as of December 18, 2006, as amended, by and among the Company, Fred Merger Corp. and FOH Holdings (‘‘Merger Agreement’’). Because this Form 10-Q only reports the results of operations and financial position of the Company prior to the Merger and does not include the results of operations and financial position of FOH Holdings, the results of operations and financial position of the Company as reported herein are not an indication of the future results of the combined company.

2.    Stock Options

The Company accounts for its stock-based employee compensation arrangements under SFAS No. 123 (revised 2004), ‘‘Share Based Payment’’ (‘‘SFAS No. 123R’’), which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

There were no stock options granted during the six months ended December 31, 2007.

During the three months ended December 31, 2006, the Company granted to three of its officers options to purchase an aggregate of 700,000 shares of common stock under the 1988 Stock Option Plan at an exercise price of $1.00 per share. Of these shares, 500,000 shares vest over two years, 25% on the grant date, 25% six months after grant and 25% on the first and second anniversary. The other 200,000 shares vest 20% each year over five years.

The Company also granted options to other employees to purchase an aggregate of 55,000 shares of common stock under the 2000 Performance Equity Plan. Options to purchase 25,000 shares are exercisable at an exercise price of $0.78 per share and options to purchase 30,000 shares are exercisable at an exercise price of $1.00 per share. These options vest 20% each year over five years.

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

In December 2007, the FASB issued SFAS No. 160 ‘‘Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51’’ (‘‘SFAS No. 160’’). SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not have any non-controlling interests in subsidiaries and believes that SFAS No. 160 will not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) ‘‘Business Combinations’’ (‘‘SFAS No. 141R’’). SFAS No. 141R establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years.

4.    Inventory

Inventory consists of the following (in thousands):

	December 31,	June 30,	December 31,
	2007	2007	2006
Raw materials	$1,769	$1,041	$1,097
Work-in process	116	200	336
Finished goods	8,844	5,575	8,735
	$10,729	$6,816	$10,168

5.    Note Payable

Effective June 30, 2006, the Company obtained a new line of credit with a financial institution. This line of credit was terminated in January 2008 (see Note 9). Under this line of credit, the Company could borrow up to $30,000,000, including revolving loans and letters of credit. As of December 31, 2007, the Company had outstanding borrowings of $11,328,000 under the revolving credit facility and had approximately $4,940,000 of outstanding letters of credit. Availability under this line of credit was subject to the Company’s compliance with certain financial formulas as specified in the agreement. As of December 31, 2007, the Company was in compliance with its requirements under this credit facility. Pursuant to the terms of this line of credit, the Company pledged substantially all of its assets. Interest on outstanding borrowings was payable at a variable per annum rate equal to JPMorgan Chase Bank’s prime rate less 0.75 percent (6.5 percent as of December 31, 2007).

6.    Net Income (Loss) Per Share

Basic net income (loss) per share has been computed by dividing the applicable net income (loss) by the weighted average number of shares outstanding. Diluted net income per share has been computed by dividing the applicable net income by the weighted average number of shares outstanding and common share equivalents. All share and per share data contained in this Report does not reflect the one-for-two reverse stock split effected by the Company on January 28, 2008. The Company’s calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
BASIC:
Net income (loss)	$297	$578	$(669)	$944
Basic weighted average number of shares outstanding	16,447	15,810	16,439	15,786
Basic net income (loss) per share	$.02	$.04	$(.04)	$.06
DILUTED:
Net income (loss)	$297	$578	$(669)	$944
Weighted average number of shares outstanding	16,447	15,810	16,439	15,786
Shares issuable upon conversion of stock options	447	392	—	278
Shares issuable upon conversion of warrants	30	30	—	26
Total average number of equivalent shares outstanding	16,924	16,232	16,439	16,090
Diluted net income (loss) per share	$.02	$.04	$(.04)	$.06

Options and warrants to purchase 527,000 shares of common stock at prices ranging from $0.4375 to $1.45 per share were not included in the computation of diluted net (loss) per share for the six month period ended December 31, 2007 since their effect would have been antidilutive.

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

8.	Segment Reporting

The Company operates in one segment with revenues generated in the United States and Canada as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net Sales
United States	$17,309	$16,679	$29,225	$35,173
Canada	426	845	449	1,041
	$17,735	$17,524	$29,674	$36,214

9.	Subsequent Events

On January 28, 2008, Fred Merger Corp., the Company’s wholly-owned subsidiary, consummated the Merger with FOH Holdings. As a result, FOH Holdings became the Company’s wholly-owned subsidiary. Immediately prior to the Merger, the Company completed a one-for-two reverse stock split of its outstanding common stock. However, the per share data referred to in this Form 10-Q does not reflect the reverse stock split unless otherwise indicated. Following the closing of the Merger, the Company changed its name to Frederick’s of Hollywood Group Inc.

In connection with the Merger, the Company issued to Fursa Alternative Strategies, LLC (‘‘Fursa’’) and certain funds and accounts affiliated with, managed by, or over which Fursa or any of its affiliates exercises investment authority, including, without limitation, with respect to voting and dispositive rights, and Tokarz Investments, LLC (‘‘Tokarz Investments’’) an aggregate of 11,844,591 post-split shares of our common stock in exchange for all of FOH Holdings’ outstanding common stock.

In connection with the Merger, the Company raised $20 million of gross proceeds through (i) the issuance of an aggregate of 752,473 post-split shares of common stock upon exercise by the Company’s shareholders of non-transferable subscription rights to purchase shares of common stock (the ‘‘Rights Offering’’) and (ii) the issuance of an aggregate of 4,929,346 post-split shares of common stock not subscribed for by the Company’s shareholders in the Rights Offering that were purchased on an equal basis by Tokarz Investments and Fursa, who acted as standby purchasers (the ‘‘Standby Purchase’’). As sole consideration for their commitments in connection with the Standby Purchase, the Company issued warrants to the standby purchasers representing the right to purchase an aggregate of 596,591 post-split shares of common stock.

In connection with the Merger, the Company issued an aggregate of 3,629,325 shares of Series A 7.5% Convertible Preferred Stock to Fursa in exchange for the cancellation of a $7.5 million portion of the debt owed by FOH Holdings and its subsidiaries.

Also in connection with the Merger, the Company issued to the Executive Chairman and Chief Financial Officer of the Company an aggregate of 74,194 post-split shares of common stock under the Company’s 2000 Performance Equity Plan in accordance with the terms of their respective consulting and employment agreements. These shares are 100% vested. The Chief Executive Officer of FOH Holdings and certain other key employees of FOH Holdings also were issued an aggregate of 290,006 post-split shares of restricted common stock under the FOH Holdings 2003 Employee Equity Incentive Plan (which was assumed by the Company upon the consummation of the Merger) in accordance with the terms of the Merger Agreement and their respective equity incentive agreements. These shares vest 50% on December 31, 2009 and 25% on each of December 31, 2010 and 2011.

For accounting purposes, the acquisition of FOH Holdings is treated as a reverse acquisition transaction, with FOH Holdings as the acquirer and the Company as the acquired party. As a result, the Company has adopted FOH Holdings’ fiscal year end, which is the last Saturday of July. The Company’s next four fiscal quarters will end on April 26, 2008, July 26, 2008 (fiscal year end), October 25, 2008 and January 31, 2009. Because this Form 10-Q relates solely to the results of operations and financial position of the Company prior to the consummation of the Merger, this Form 10-Q only refers to the results of operations and financial position of the Company prior to the Merger and does not include the results of operations and financial position of FOH Holdings. Accordingly, the results of operations and financial position of the Company as reported herein are not an indication of the future results of the combined company.

Upon the closing of the Merger, for the purpose of refinancing and consolidating both companies existing credit facilities, the Company entered into an amended and restated senior credit facility with FOH Holdings, Frederick’s of Hollywood, Inc. (‘‘Frederick’s’’) and the subsidiaries of Frederick’s (the ‘‘Facility’’), which amends the existing revolving credit facility between FOH Holdings, Frederick’s and the subsidiaries of Frederick’s and Wells Fargo Retail Finance II, LLC (‘‘Senior Lender’’). The Facility includes the Company as a borrower, and extends the maturity date of the Facility to January 28, 2012.

The Facility is for a maximum amount of $50 million comprised of a $25 million line of credit with a $15 million sub-limit for letters of credit, as well as an additional $25 million commitment at the option of Frederick’s of Hollywood Group Inc. so long as the borrowers are in compliance with the terms of the Facility. The actual amount of credit available under the Facility will be determined using measurements based on the borrowers’ receivables, inventory and other measures. The Facility is secured by a first priority security interest in the assets of the borrowers.

Interest accrues at an agreed to reference rate, which shall be, at the borrowers’ election, either the Wells Fargo prime rate less 25 basis points or LIBOR plus 150 basis points. Interest is payable monthly, in arrears. In addition, the Facility provides for certain customary fees to be paid, which include (i) a 25 basis point fee on the amount of any increase in the Facility above $25 million, (ii) a 25 basis point fee on any unused portion of the Facility, (iii) a $2,000 monthly service fee, (iv) letter of credit fees on stand-by letters of credit and documentary letters of credit and (v) a one-time closing fee of $19,375.

The Facility contains customary representations and warranties, affirmative and negative covenants and events of default. The borrowers also agreed to maintain specified minimum availability reserves in lieu of financial covenants, fixed charge coverage and overall debt ratios.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

When used in this Form 10-Q of Frederick’s of Hollywood Group Inc. (formerly Movie Star, Inc.)(‘‘Company’’, ‘‘we’’, ‘‘us’’, ‘‘our’’) and in our future filings with the Securities and Exchange Commission, the words or phrases ‘‘will likely result,’’ ‘‘management expects’’ or ‘‘we expect,’’ ‘‘will continue,’’ ‘‘is anticipated,’’ ‘‘estimated’’ or similar expressions are intended to identify ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Presentation

This Form 10-Q has been prepared by the Company to report the Company’s financial results for the period ended prior to the merger of Fred Merger Corp., the Company’s wholly-owned subsidiary, with FOH Holdings, Inc. (‘‘FOH Holdings’’), which was consummated on January 28, 2008 (the ‘‘Merger’’), pursuant to the terms of an Agreement and Plan of Merger and Reorganization, dated as of December 18, 2006, as amended, by and among the Company, Fred Merger Corp. and FOH Holdings (‘‘Merger Agreement’’),. Because this Form 10-Q only reports the results of operations and financial position of the Company prior to the Merger and does not include the results of operations and financial position of FOH Holdings, the results of operations and financial position of the Company as reported herein are not an indication of the future results of the combined company.

Merger with FOH Holdings, Inc.

On January 28, 2008, Fred Merger Corp., our wholly-owned subsidiary, consummated the Merger with FOH Holdings. As a result, FOH Holdings became our wholly-owned subsidiary. FOH Holdings is the parent company of Frederick’s of Hollywood, Inc. Immediately prior to the Merger, we completed a one-for-two reverse stock split of our outstanding common stock. However, the per share data referred to in this Form 10-Q does not reflect the reverse stock split unless otherwise indicated. Following the closing of the Merger, we changed our name to Frederick’s of Hollywood Group Inc.

In connection with the Merger, we issued to Fursa Alternative Strategies, LLC (‘‘Fursa’’) and certain funds and accounts affiliated with, managed by, or over which Fursa or any of its affiliates exercises investment authority, including, without limitation, with respect to voting and dispositive rights, and Tokarz Investments, LLC (‘‘Tokarz Investments’’) an aggregate of 11,844,591 post-split shares of our common stock in exchange for all of FOH Holdings’ outstanding common stock.

In connection with the Merger, we raised $20 million of gross proceeds through (i) the issuance of an aggregate of 752,473 post-split shares of our common stock upon exercise by the Company’s shareholders of non-transferable subscription rights to purchase shares of common stock (the ‘‘Rights Offering’’) and (ii) the issuance of an aggregate of 4,929,346 post-split shares of our common stock not subscribed for by the Company’s shareholders in the Rights Offering that were purchased on an equal basis by Tokarz Investments and Fursa, who acted as standby purchasers (the ‘‘Standby Purchase’’). As sole consideration for their commitments in connection with the Standby Purchase, we issued warrants to the standby purchasers representing the right to purchase an aggregate of 596,591 post-split shares of our common stock.

In connection with the Merger, we issued an aggregate of 3,629,325 shares of our Series A 7.5% Convertible Preferred Stock to Fursa in exchange for the cancellation of a $7.5 million portion of the debt owed by FOH Holdings and its subsidiaries.

Also in connection with the Merger, we issued to our Executive Chairman and Chief Financial Officer an aggregate of 74,194 post-split shares of common stock under our 2000 Performance Equity Plan in accordance with the terms of their respective consulting and employment agreements. These shares are 100% vested. The Chief Executive Officer of FOH Holdings and certain other key employees of FOH Holdings also were issued an aggregate of 290,006 post-split shares of restricted common stock under the FOH Holdings 2003 Employee Equity Incentive Plan (which we assumed upon the consummation of the Merger) in accordance with the terms of the Merger Agreement and their respective equity incentive agreements. These shares vest 50% on December 31, 2009 and 25% on each of December 31, 2010 and 2011.

For accounting purposes, the acquisition of FOH Holdings is treated as a reverse acquisition transaction, with FOH Holdings as the acquirer and the Company as the acquired party. As a result, the Company has adopted FOH Holdings’ fiscal year end, which is the last Saturday of July. The Company’s next four fiscal quarters will end on April 26, 2008, July 26, 2008 (fiscal year end), October 25, 2008 and January 31, 2009. Because this Form 10-Q relates solely to the results of operations and financial position of the Company prior to the consummation of the Merger, this Form 10-Q only refers to the results of operations and financial position of the Company prior to the Merger and does not include the results of operations and financial position of FOH Holdings. Accordingly, the results of operations and financial position of the Company as reported herein are not an indication of the future results of the combined company.

Overview

As of December 31, 2007, prior to the consummation of the Merger, we were engaged solely in the design, manufacture, distribution and sale of women’s intimate apparel to mass merchandisers, specialty and department stores, discount retailers, national and regional chains and direct mail catalog marketers throughout the United States and Canada. In fiscal 2007, approximately 58% of our sales were to mass merchandisers, 14% to specialty stores, 10% to department stores and 6% to discount retailers. The balance of our sales were unevenly distributed among national chain stores, regional chain stores and direct mail catalog marketers.

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

Inventory – Our inventory is carried at the lower of cost or market on a first-in, first-out basis. Management writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and the age of the inventory. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Historically, management has found its write-down of inventory to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. Inventory reserves were $837,000 at December 31, 2007, $940,000 at June 30, 2007 and $1,015,000 at December 31, 2006.

Accounts Receivable/Allowance for Doubtful Accounts and Sales Discounts – Our accounts receivable is net of allowance for doubtful accounts and sales discounts. An allowance for doubtful accounts is determined through the analysis of the aging of accounts receivable at the date of the financial statements. An assessment of the accounts receivable is made based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant, primarily due to the Company’s history of minimal bad debts. An allowance for sales discounts is based on discounts relating to open invoices where trade discounts have been extended to customers, costs associated with potential returns of products, as well as allowable customer markdowns and operational charge backs, net of expected recoveries. These allowances are included as a reduction to net sales and are part of the provision for allowances included in accounts receivable. The foregoing results from seasonal negotiations and historic deduction trends, net of expected recoveries and the evaluation of current market conditions. As of December 31, 2007, June 30, 2007 and December 31, 2006, accounts receivable was net of allowances of $1,068,000, $700,000 and $1,451,000, respectively. Historically, management has found its allowance for doubtful accounts and sales discounts to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If market conditions were to worsen, management may take actions to increase customer incentive offerings, possibly resulting in an incremental allowance at the time the incentive is offered.

Deferred Tax Valuation Allowance – In assessing the need for a deferred tax valuation allowance, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Since we were able to determine that we should be able to realize our deferred tax assets in the future, a deferred tax asset valuation allowance was not deemed necessary. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Presentation

This Form 10-Q has been prepared by the Company to report the Company’s financial results for the period ended prior to the Merger, which was consummated on January 28, 2008. Because this Form 10-Q only reports the results of operations and financial position of the Company prior to the Merger and does not include the results of operations and financial position of FOH Holdings, the results of operations and financial position of the Company as reported herein are not an indication of the future results of the combined company.

Results of Operations

The following table shows each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the consolidated financial statements included elsewhere in this report (in thousands, except for percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2007		2006		2007		2006
Net sales	$17,735	100.0%	$17,524	100.0%	$29,674	100.0%	$36,214	100.0%
Cost of sales	11,780	66.4	11,462	65.4	20,357	68.6	24,329	67.2
Gross profit	5,955	33.6	6,062	34.6	9,317	31.4	11,885	32.8
Selling, general and administrative expenses	4,704	26.5	4,580	26.1	9,206	31.0	9,067	25.0
Merger related fees	559	3.2	803	4.6	917	3.1	1,342	3.7
Gain on sale of property, plant and equipment	—	—	(496)	(2.8)	—	—	(496)	(1.4)
Income (loss) from operations	692	3.9	1,175	6.7	(806)	(2.7)	1,972	5.4
Interest expense	197	1.1	212	1.2	309	1.0	399	1.1
Income (loss) before provision for (benefit from) income taxes	495	2.8	963	5.5	(1,115)	(3.8)	1,573	4.3
Provision for (benefit from) income taxes	198	1.1	385	2.2	(446)	(1.5)	629	1.7
Net Income (loss)	$297	1.7%	$578	3.3%	$(669)	(2.3)%	$944	2.6%

Percent amounts may not add due to rounding.

Net Sales

Net sales for the three and six months ended December 31, 2007 were $17,735,000 and $29,674,000 compared to $17,524,000 and $36,214,000 in the comparable periods in 2006, respectively.

Net Sales for the Three Months Ended December 31,
(in thousands except for percentages)

Customer	2007		2006		2007 vs. 2006 Increase/(Decrease)
Wal-Mart	$8,671	48.9%	$7,459	42.6%	$1,212	16.2%
Frederick’s of Hollywood	1,354	7.6%	1,344	7.7%	10	0.7%
All other U.S. net sales	7,284	41.1%	7,876	44.9%	(592)	(7.5)%
Total U.S. net sales	17,309	97.6%	16,679	95.2%	630	3.8%
Canada	426	2.4%	845	4.8%	(419)	(49.6)%
Total	$17,735	100.0%	$17,524	100.0%	$211	1.2%

The increase for the three month period was primarily due to:

•	a $1,212,000 increase in shipments to Wal-Mart, which resulted from our receipt of orders in fiscal 2008 for different programs with later shipment schedules than the fiscal 2007 orders. This increase was partially offset by

•	a decrease of $1,011,000 in shipments to customers other than Wal-Mart and Frederick’s of Hollywood. The decrease in shipments to these other customers was due to customers placing fewer orders with us in the current year, which resulted from certain customers eliminating the sale of specific product categories that we previously sold to them, producing some of the products themselves, selecting competing vendors, particularly those with branding capabilities and industry consolidation, such as the May Company and Federated Department Stores merger. We have experienced similar decreases in shipments to other customers over the past few years. We believe that customers producing some products themselves and selecting vendors with branding capabilities are material trends that could adversely affect our sales in the future.

Net Sales for the Six Months Ended December 31,
(in thousands except for percentages)

Customer	2007		2006		2007 vs. 2006 (Decrease)/Increase
Wal-Mart	$14,676	49.5%	$17,086	47.2%	$(2,410)	(14.1)%
Frederick’s of Hollywood	1,995	6.7%	2,059	5.7%	(64)	(3.1)%
All other U.S. net sales	12,554	42.3%	16,028	44.2%	(3,474)	(21.7)%
Total U.S. net sales	29,225	98.5%	35,173	97.1%	(5,948)	(16.9)%
Canada	449	1.5%	1,041	2.9%	(592)	(56.9)%
Total	$29,674	100.0%	$36,214	100.0%	$(6,540)	(18.1)%

The decrease for the six month period was primarily due to:

•	a $2,410,000 decrease in shipments to Wal-Mart. $2,000,000 of the decrease was attributable to our shipment of an order in the fourth quarter of fiscal 2007 instead of the first quarter of fiscal 2008; a comparable order in the prior year had been shipped in the first quarter of fiscal 2007 instead of the fourth quarter of fiscal 2006. The remaining $410,000 decrease resulted from our receipt of orders in fiscal 2008 for different programs with later shipment schedules than the fiscal 2007 orders; and

•	a $4,130,000 decrease in shipments to other customers, including a $592,000 reduction in shipments to Canada. The decrease was due to the same reasons for the reduction in shipments for the three month period as described above.

Backlog of Open Orders

Backlog of Open Orders as of December 31,
(in thousands except for percentages)

Customer	2007		2006		2007 vs. 2006 (Decrease)/Increase
Wal-Mart	$15,868	59.1%	$15,233	60.3%	$635	4.2%
Frederick’s of Hollywood	1,219	4.6%	879	3.5%	340	38.7%
All other U.S. net sales	9,609	35.8%	8,981	35.6%	628	7.0%
Total U.S. net sales	26,696	99.5%	25,093	99.4%	1,603	6.4%
Canada	134	0.5%	148	0.6%	(14)	(9.5)%
Total	$26,830	100.0%	$25,241	100.0%	$1,589	6.3%

Our orders are booked upon receipt. We believe that our current backlog is firm and will be primarily filled by the end of July 2008. In addition, subsequent to December 31, 2007, we received an order for approximately $2,500,000 that was not included in our backlog at December 31, 2007. In the prior year, we received a comparable order in the month of December that was included in our backlog position at December 31, 2006.

Gross Profit

The gross profit percentage decreased to 33.6% and 31.4% for the three and six months ended December 31, 2007, from 34.6% and 32.8% in the same period in the prior year, respectively. The decrease in the overall gross profit percentage for the three and six month periods was due primarily to a lower initial gross profit percentage resulting from the current year’s product mix, partially offset by lower markdowns in the current year as a percentage of sales.

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

Selling, General and Administrative Expenses

For the three months ended December 31, 2007, selling, general and administrative expenses were $4,704,000, or 26.5% of net sales as compared to $4,580,000, or 26.1% of net sales for the same period in 2006. The $124,000 increase resulted primarily from increases in:

•	shipping and shipping related costs of $94,000, which resulted from an increase in the usage of a public warehouse and higher shipping supply purchases in the current year;

•	salary and related costs of $39,000, primarily due to a net overall increase in the head count in the current year as compared to the prior year;

•	an increase in medical insurance expense of $51,000 as a result of the higher head count and increased insurance rates; and

•	a net overall increase in other selling, general and administrative expenses.

These increases were partially offset by decreases in:

•	freight out costs of $71,000 as a result of lower shipments to certain accounts that require the prepayment of freight costs; and

•	stock compensation costs of $159,000, which resulted primarily from the issuance of stock options to our Chief Executive Officer in October 2006 that were 75% vested on the first anniversary of the grant date (October 2007), which required us to record a higher stock compensation expense in the prior year.

For the six months ended December 31, 2007, selling, general and administrative expenses were $9,206,000, or 31.0% of net sales as compared to $9,067,000, or 25.0% of net sales for the same period in 2006. The $139,000 increase resulted primarily from increases in:

•	salary and related costs of $146,000, primarily due to additional employees hired during the first quarter of fiscal 2007 to service the anticipated increase in business with Frederick’s of Hollywood and having a full quarter of salaries included in the fiscal 2008 first quarter as compared to a partial quarter of salaries included in the fiscal 2007 first quarter;

•	medical insurance expense of $98,000 as a result of the higher head count and increased insurance rates; and

•	design and design related costs, primarily fabric samples, of approximately $117,000 as a result of the efforts of our design and merchandising teams to develop additional products for our sales force to present to our customers; and

•	a net overall increase in other selling, general and administrative expenses.

These increases were partially offset by decreases in:

•	freight out costs of $96,000 as a result of lower shipments to certain accounts that require the prepayment of freight costs;

•	stock compensation costs of $126,000, which resulted primarily from the issuance of stock options to our Chief Executive Officer in October 2006 that were 75% vested on the first anniversary of the grant date (October 2007), which required us to record a higher stock compensation expense in the prior year; and

•	legal costs of $95,000 as a result of a decrease in general corporate matters requiring services of outside legal counsel.

In connection with our merger with FOH Holdings, we incurred merger-related fees of $559,000 and $917,000 for the three and six months ended December 31, 2007, respectively, as compared to $803,000 and $1,342,000 for the same periods in 2006. Included in merger-related fees are costs such as legal and accounting fees and financial advisory services. These fees are being expensed as a result of the merger being treated as a reverse acquisition. We also incurred an additional $67,000 and $161,000 in related fees, which have been recorded as deferred issuance costs for the three and six months ended December 31, 2007, as these costs are directly related to the $20,000,000 rights offering.

We recorded a gain on the sale of property, plant and equipment in the quarter ended December 31, 2006 of $496,000, which resulted primarily from the sale of our closed distribution facility in Petersburg, Pennsylvania. On October 17, 2006, we completed the sale for approximately $683,000 in cash. As a result of that transaction, we recorded a gain of approximately $482,000, net of related costs.

Income (Loss) from Operations

For the three months ended December 31, 2007, we recorded income from operations of $692,000 compared to income from operations of $1,175,000 for the same period in the prior year. The decrease was primarily due to lower gross profit dollars of $107,000, and higher selling, general and administrative expenses of $124,000 as well as the gain on the sale of property, plant and equipment in the prior year of $496,000, partially offset by lower merger-related fees in the current year of $244,000.

For the six months ended December 31, 2007, we recorded a loss from operations of $806,000 compared to income from operations of $1,972,000 for the same period in the prior year. The decrease was primarily due to lower gross profit dollars of $2,568,000, which resulted from lower sales and gross profit margins and higher selling, general and administrative expenses of $139,000 as well as the gain on the sale of property, plant and equipment in the prior year of $496,000, partially offset by lower merger-related fees in the current year of $425,000.

Interest Income/Expense

Net interest expense for the three and six months ended December 31, 2007 decreased to $197,000 and $309,000 as compared to $212,000 and $399,000 in the comparable periods in 2006, respectively. The decrease for the three month period was due to lower interest rates, partially offset by higher borrowing levels. The decrease for the six month period was due to lower interest rates and overall lower borrowing levels.

Income Tax Provision/Benefit

For the three months ended December 31, 2007, we recorded an income tax provision of $198,000 as compared to an income tax provision of $385,000 for the same period in the prior year. We utilized an estimated income tax rate of 40% in both periods.

For the six months ended December 31, 2007, we recorded an income tax benefit of $446,000 as compared to an income tax provision of $629,000 for the same period in the prior year. Since we determined that it is more likely than not that we will be able to utilize our net operating loss carry forwards in the future, we recorded a tax benefit for the six months ended December 31, 2007. We utilized an estimated income tax rate of 40% in both periods.

Net Income/(Loss)

We recorded net income of $297,000 for the three months ended December 31, 2007, compared to net income of $578,000 for the same period in the prior year. The decrease was primarily due to lower gross profit dollars of $107,000, higher selling, general and administrative expenses of $124,000 and the gain on the sale of property, plant and equipment in the prior year of $496,000. These negative factors were partially offset by lower merger-related fees of $244,000 and lower interest expense of $15,000, as well as a lower income tax expense in the current year of $187,000.

We recorded a net loss of $669,000 for the six months ended December 31, 2007, compared to net income of $944,000 for the same period in the prior year. The decrease was primarily due to lower gross profit dollars of $2,568,000, which resulted from lower sales and gross profit margins, higher selling, general and administrative expenses of $139,000 and the gain on the sale of property, plant and equipment in the prior year of $496,000. These negative factors were partially offset by lower merger-related fees of $425,000 and interest costs of $90,000, as well as an income tax benefit in the current year of $446,000 as compared to a tax provision in the prior year of $629,000.

Liquidity and Capital Resources

Cash Used in Operations

Net cash used in operating activities for the six months ended December 31, 2007 was $6,665,000, resulting primarily from:

•	a net loss of $669,000 for the six months ended December 31, 2007;

•	an increase in accounts receivable of $2,109,000, which was due to higher sales during the last two months (November and December) of the quarter ended December 31, 2007 as compared to the last two months (May and June) of the fiscal year ended June 30, 2007;

•	an increase in inventory of $3,913,000, which was primarily related to higher finished goods inventory of $3,269,000. The increase in finished goods was due to normal inventory fluctuations to fulfill order requirements subsequent to December 31, 2007; and

•	a non-cash increase in the deferred tax asset of $462,000, primarily as a result of the income tax benefit that we recorded for the six months ended December 31, 2007.

These decreases in cash flow were partially offset by non-cash expenses of $202,000 for depreciation and amortization and $361,000 for the provision for sales allowances and doubtful accounts.

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended December 31, 2007 consisted of $371,000 for purchases of property, plant and equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2007 was $7,196,000, resulting primarily from net proceeds of short-term borrowings of $7,202,000 and the proceeds from the exercise of warrants of $22,000, offset by repayments of capital lease obligations totaling $28,000.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided (in thousands) as of December 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Note Payable(1)	$11,328	$11,328	$—	$—	$—
Note Payable Interest(2)	736	736	—	—	—
Capital Lease Obligation	86	61	25	—	—
Operating Leases	4,267	1,383	2,814	70	—
Employment Contracts	2,468	1,220	1,108	140	—
Consulting Agreement	233	233	—	—	—
Long-term Liability	80	18	42	20	—
Total Contractual Obligations	$19,198	$14,979	$3,989	$230	$—

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Letters of Credit	$4,940	$4,940	$—	$—	$—
Total Commercial Commitments	$4,940	$4,940	$—	$—	$—

(1)	Note Payable is a less than one-year obligation because the financial institution may demand payment at any time. Interest on outstanding borrowings is payable at a variable rate per annum, equal to the prime rate less 0.75% (our current borrowing rate at December 31, 2007 was 6.5%).
(2)	Note Payable Interest assumes that the principal amount outstanding on our line of credit is paid in full on December 31, 2008, that the principal amount to be repaid on that date will be $11,328,000 and that the interest rate will be 6.5% (our current borrowing rate at December 31, 2007).

We have no obligations that have a provision for increased or accelerated payments, except in respect of defaults.

Note Payable

Effective June 30, 2006, we obtained a revolving line of credit of up to $30,000,000. This revolving line of credit and letter of credit facility was terminated in January 2008 in connection with our merger with FOH Holdings. A new revolving line of credit and letter of credit facility became effective upon the consummation of the Merger and is discussed below in ‘‘Future Financing Requirements.’’ Direct borrowings under this line bore interest at the J.P. Morgan Chase Bank prime rate less .75 percent per annum. Availability under the line of credit was subject to our compliance with certain agreed upon financial formulas. We were in compliance with our requirements under this facility at December 31, 2007. This line of credit was secured by substantially all of our assets.

Future Financing Requirements

For the six months ended December 31, 2007, our working capital decreased by $1,682,000 to $7,908,000, primarily due to our loss from operations.

Upon the closing of the merger on January 28, 2008, for the purpose of refinancing and consolidating our existing credit facilities, we entered into an amended and restated senior credit facility with FOH Holdings, Frederick’s of Hollywood, Inc. (‘‘Frederick’s’’) and the subsidiaries of Frederick’s (the ‘‘Facility’’), which amends the existing revolving credit facility between FOH Holdings, Frederick’s and the subsidiaries of Frederick’s and Wells Fargo Retail Finance II, LLC (‘‘Senior Lender’’). The Facility includes the Company as a borrower, and extends the maturity date of the Facility to January 28, 2012.

The Facility is for a maximum amount of $50 million comprised of a $25 million line of credit with a $15 million sub-limit for letters of credit, as well as an additional $25 million commitment at the option of Frederick’s of Hollywood Group Inc. so long as the borrowers are in compliance with the terms of the Facility. The actual amount of credit available under the Facility will be determined using measurements based on the borrowers’ receivables, inventory and other measures. The Facility is secured by a first priority security interest in the assets of the borrowers.

Interest accrues at an agreed to reference rate, which shall be, at the borrowers’ election, either the Wells Fargo prime rate less 25 basis points or LIBOR plus 150 basis points. Interest is payable monthly, in arrears. In addition, the Facility provides for certain customary fees to be paid, which include (i) a 25 basis point fee on the amount of any increase in the Facility above $25 million, (ii) a 25 basis point fee on any unused portion of the Facility, (iii) a $2,000 monthly service fee, (iv) letter of credit fees on stand-by letters of credit and documentary letters of credit and (v) a one-time closing fee of $19,375.

The Facility contains customary representations and warranties, affirmative and negative covenants and events of default. The borrowers also agreed to maintain specified minimum availability reserves in lieu of financial covenants, fixed charge coverage and overall debt ratios.

We believe that the available borrowing under the Facility, along with anticipated operating cash flows, will be sufficient to cover our working capital requirements for the next twelve months.

We anticipate that the capital expenditures for the Company (not including FOH Holdings) for fiscal 2008 will be less than $1,000,000.

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

Effect of New Accounting Standards

In December 2007, the FASB issued SFAS 160 ‘‘Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51’’ (‘‘SFAS No. 160’’). SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not have any non-controlling interests in subsidiaries and believes that SFAS No. 160 will not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 141 (Revised 2007) ‘‘Business Combinations’’ (‘‘SFAS No. 141R’’). SFAS No. 141R establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to changes in the J.P. Morgan Chase Bank prime rate based on the Federal Reserve actions and general market interest fluctuations. We believe that moderate interest rate increases or decreases will not have a material impact on our results of operations, or financial position, in the foreseeable future. For the six months ended December 31, 2007, borrowings peaked during the period at $12,013,000 and the average daily amount of borrowings was $8,485,000.

ITEM 4.    CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007 was made under the supervision and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    Other Information

Item 1A — Risk Factors.

There are no material changes from the risk factors set forth in Item 1A ‘‘Risk Factors’’ of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. Please refer to that section for disclosures regarding the risks and uncertainties in our business.

Item 4.    Submission of Matters to a Vote of Security Holders

On January 23, 2008, we held our Special Meeting in Lieu of the Annual Meeting of Shareholders in New York City.

The shareholders considered approving the issuance of 39,370,436 shares of common stock pursuant to the Agreement and Plan of Merger and Reorganization as the same may be amended from time to time, among the Company, Fred Merger Corp. and FOH Holdings and the related transactions. The results of the vote were as follows:

Representing the affirmative vote of the holders of a majority of the outstanding shares of common stock on November 27, 2007 (the ‘‘Record Date’’):

Votes For	Votes Against or Withheld	Abstentions & Broker Non-votes
12,111,438	201,380	23,373

Representing the affirmative vote of the holders of a majority of the 12,902,631 shares of common stock held by the Company’s shareholders other than TTG Apparel, LLC and its affiliates and associates on the Record Date. The results of the vote were as follows:

Votes For	Votes Against or Withheld	Abstentions & Broker Non-votes
8,578,794	201,380	23,273

The shareholders also considered approving an amendment to the Certificate of Incorporation of the Company to increase the number of shares of common stock available for issuance from 30,000,000 to 200,000,000 shares. The results of the vote were as follows:

Representing the affirmative vote of the holders of a majority of the outstanding shares of common stock on the Record Date:

Votes For	Votes Against or Withheld	Abstentions & Broker Non-votes
14,600,806	345,138	51,559

Representing the affirmative vote of the holders of a majority of the 12,902,631 shares of common stock held by the Company’s shareholders other than TTG Apparel, LLC and its affiliates and associates on the Record Date:

Votes For	Votes Against or Withheld	Abstentions & Broker Non-votes
11,068,162	345,138	51,559

The shareholders also considered approving an amendment to the Certificate of Incorporation of the Company to change its name to Frederick’s of Hollywood Group Inc. The results of the vote were as follows:

Representing the affirmative vote of the holders of a majority of the outstanding shares of common stock on the Record Date:

Votes For	Votes Against or Withheld	Abstentions & Broker Non-votes
14,740,254	209,173	48,077

Representing the affirmative vote of the holders of a majority of the 12,902,631 shares of common stock held by the Company’s shareholders other than TTG Apparel, LLC and its affiliates and associates on the Record Date:

Votes For	Votes Against or Withheld	Abstentions & Broker Non-votes
11,207,610	209,173	48,077

The shareholders also considered approving an amendment to the Certificate of Incorporation of the Company to authorize the issuance of up to 10,000,000 shares of preferred stock and to establish the terms, rights, preference and privileges of the Series A Preferred Stock. The results of the vote were as follows:

Representing the affirmative vote of the holders of a majority of the outstanding shares of common stock on the Record Date:

Votes For	Votes Against or Withheld	Abstentions & Broker Non-votes
11,471,069	844,662	20,360

Representing the affirmative vote of the holders of a majority of the 12,902,631 shares of common stock held by the Company’s shareholders other than TTG Apparel, LLC and its affiliates and associates on the Record Date:

Votes For	Votes Against or Withheld	Abstentions & Broker Non-votes
7,938,425	844,662	20,360

The shareholders also considered to authorize the board of directors, in its discretion, to amend the Certificate of Incorporation of the Company to effect a reverse stock split immediately prior to the closing of the Merger within a range to be determined by the board of directors from 9 for 10 to 1 for 2. The results of the vote were as follows:

Votes For	Votes Against or Withheld	Abstentions & Broker Non-votes
14,365,187	584,530	47,782

The shareholders also considered approving the Amended and Restated 2000 Performance Equity Plan to increase the number of shares available for issuance from 750,000 shares to 4,000,000 shares. The results of the vote were as follows:

Votes For	Votes Against or Withheld	Abstentions & Broker Non-votes
9,073,008	3,029,665	233,418

The shareholders also considered electing the following directors, subject to the consummation of the merger. The results of the vote were as follows:

Nominee	Votes For	Authority Withheld
Peter Cole	14,625,429	372,075
Melvyn Knigin	14,435,285	562,219
Thomas Rende	14,619,950	377,554
John L. Eisel	14,119,129	878,375
Michael A. Salberg	14,118,794	878,710
Joel Simon	14,654,094	343,410
William F. Harley	14,744,429	253,075
Linda LoRe	14,742,429	255,075
Rose Peabody Lynch	14,744,429	253,075
Thomas J. Lynch	14,744,429	253,075
Milton J. Walters	14,744,429	253,075

The shareholders also considered the authorization to the adjournment of the special meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event there are insufficient votes at the time of the special meeting to adopt any of the foregoing proposals. The results of the vote were as follows:

Votes For	Votes Against or Withheld	Abstentions & Broker Non-votes
13,649,965	1,030,394	317,143

Item 6 — (a) Exhibits

31.1	Certification by Principal Executive Officer.
31.2	Certification by Chief Financial Officer and Principal Accounting Officer.
32	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FREDERICK’S OF HOLLYWOOD GROUP INC. (formerly MOVIE STAR, INC.)
Date: February 14, 2008	By:	/s/ Peter Cole
PETER COLE Principal Executive Officer
Date: February 14, 2008	By:	/s/ Thomas Rende
THOMAS RENDE Chief Financial Officer and Principal Accounting Officer