Form 10-Q
period 2008-04-26
FREDERICK'S OF HOLLYWOOD GROUP INC /NY/
filed 2008-06-10
CIK 93631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 26, 2008

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

Yes                   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act:

Large accelerated filer	Accelerated filer
Non-accelerated filer (do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes                   No

The number of common shares outstanding on May 31, 2008 was 26,141,559.

FREDERICK’S OF HOLLYWOOD GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands, Except Share Data)

	April 26, 2008*	July 28, 2007
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and equivalents	$1,913	$1,898
Accounts receivable	10,113	739
Income tax receivable	207	119
Merchandise inventories	26,720	16,683
Prepaid expenses and other current assets	2,608	6,458
Deferred income tax assets	1,133	1,133
Total current assets	42,694	27,030
Property and equipment, net	23,241	17,365
Goodwill	19,100	6,678
Intangibles and other assets	27,729	19,452
Total Assets	$112,764	$70,525
Liabilities and Shareholders’ Equity
Current Liabilities:
Revolving credit facility and term loans	$8,975	$6,740
Current portion of long-term debt	59	4,343
Accounts payable and other accrued expenses	22,955	20,585
Total current liabilities	31,989	31,668
Deferred rent	3,721	2,744
Long-term debt – related party	12,459	15,086
Other	—	17
Deferred income tax liabilities	10,169	8,369
Total Liabilities	58,338	57,884
Preferred stock, $.01 par value – authorized, 10,000,000 shares at April 26, 2008 and 250,000 shares at July 28, 2007; issued and outstanding 3,629,325 shares of Series A preferred stock at April 26, 2008 and no shares at July 28, 2007	7,500	—
Shareholders’ Equity:
Common stock, $.01 par value – authorized, 200,000,000 shares at April 26, 2008 and 20,037,840 shares at July 28, 2007; issued and outstanding 26,134,759 shares at April 26, 2008 and 11,844,591 shares at July 28, 2007	261	13
Additional paid-in capital	59,224	16,708
Accumulated deficit	(12,554)	(4,080)
Accumulated other comprehensive loss	(5)	—
Total Shareholders’ Equity	46,926	12,641
Total Liabilities and Shareholders’ Equity	$112,764	$70,525

*	Reflects the merged entity as of January 28, 2008. See note 2.

See notes to consolidated condensed unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	April 26, 2008*	April 28, 2007	April 26, 2008*	April 28, 2007
Net sales	$60,526	$42,835	$139,253	$122,409
Cost of goods sold, buying and occupancy	38,845	23,322	85,829	69,123
Gross profit	21,681	19,513	53,424	53,286
Selling, general and administrative expenses	23,230	17,482	60,054	47,534
Income (loss) from continuing operations	(1,549)	2,031	(6,630)	5,752
Interest expense, net	436	462	1,703	1,558
Income (loss) before income taxes and discontinued operations	(1,985)	1,569	(8,333)	4,194
Income tax expense	—	470	—	1,258
Net income (loss) from continuing operations	(1,985)	1,099	(8,333)	2,936
Discontinued operations, net of tax provision of $7 and $33 for the three and nine months ended April 28, 2007	—	14	—	76
Net income (loss)	(1,985)	1,113	(8,333)	3,012
Less: Preferred stock dividends	(141)	—	(141)	—
Net Income (loss) available to common shareholders	$(2,126)	$1,113	$(8,474)	$3,012
Basic net income (loss) per share from continuing operations	$(.08)	$.09	$(.51)	$.24
Basic net income per share from discontinued operations	—	—	—	.01
Basic net income (loss) per share	$(.08)	$.09	$(.51)	$.25
Diluted net income (loss) per share from continuing operations	$(.08)	$.09	$(.51)	$.24
Diluted net income per share from discontinued operations	—	—	—	.01
Diluted net income (loss) per share	$(.08)	$.09	$(.51)	$.25
Weighted average shares outstanding – basic	25,981	11,845	16,592	11,845
Weighted average shares outstanding – diluted	25,981	12,251	16,592	12,063

*	Reflects the merged entity as of January 28, 2008. See note 2.

See notes to consolidated condensed unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended
	April 26, 2008*	April 28, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,333)	$3,012
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for sales allowances and doubtful accounts	216	—
Issuance of common stock for directors’ fees	1	—
Stock-based compensation expense	1,306	102
Loss on disposal of property and equipment	151	45
Gain on insurance recovery	—	(533)
Amortization of deferred financing costs	63	82
Depreciation and amortization	3,427	2,577
Deferred income taxes	—	1,459
Noncash accrued interest on Tranche C term loan	545	510
Changes in operating assets and liabilities, net of effect of the merger:
Accounts receivable	(3,716)	32
Merchandise inventories	3,251	(4,418)
Prepaid expenses and other current assets	811	940
Other assets	39	(279)
Accounts payable, accrued expense, and other	(1,131)	3,499
Deferred rent	816	599
Net cash provided by (used in) operating activities	(2,554)	7,627
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,041)	(4,991)
Proceeds from insurance recovery	—	533
Transaction costs	(1,529)	(1,319)
Cash acquired in merger	160	—
Net cash used in investing activities	(8,410)	(5,777)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from rights offering	20,000	—
Cash paid for deferred issuance costs	(412)	—
Repayments of capital lease obligation	(15)	—
Payments of long-term debt	(100)	—
Repayment of note payable-bank	(10,588)	—
Payment of deferred financing costs	(141)	—
Net borrowings (payments) under revolving line of credit	2,235	(1,701)
Net cash provided by (used in) financing activities	10,979	(1,701)
NET INCREASE IN CASH AND CASH EQUIVALENTS	15	149
CASH AND CASH EQUIVALENTS:
Beginning of period	1,898	1,842
End of period	$1,913	$1,991
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$1,644	$837
Taxes	$162	$114

*	Reflects the merged entity as of January 28, 2008. See note 2.

See notes to consolidated condensed unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

1.    Interim Financial Statements

In the opinion of Frederick’s of Hollywood Group Inc. (the ‘‘Company’’), the accompanying consolidated condensed unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of April 26, 2008 and the results of operations and cash flows for the nine months ended April 26, 2008 and April 28, 2007.

The consolidated condensed unaudited financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company’s year-end financial statements. The July 28, 2007 consolidated condensed balance sheet is from the Company’s audited financial statements. The results of operations for the three and nine months ended April 26, 2008 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended July 28, 2007 included in the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission (‘‘SEC’’) on November 27, 2007.

2.    Merger

On December 18, 2006, the Company (formerly Movie Star, Inc.) entered into an Agreement and Plan of Merger and Reorganization (the ‘‘Merger Agreement’’), as amended, with Fred Merger Corp., a wholly-owned subsidiary of the Company, and FOH Holdings, Inc., a Delaware corporation (‘‘FOH Holdings’’). On January 28, 2008, the Company consummated its merger with FOH Holdings (the ‘‘Merger’’). As a result, FOH Holdings became a wholly-owned subsidiary of the Company. Following the Merger, the Company changed its name from Movie Star, Inc. to Frederick’s of Hollywood Group Inc. References herein to ‘‘Movie Star’’ refer to the Company prior to the Merger.

The Merger was accounted for under the purchase method of accounting as a reverse acquisition. Accordingly, for accounting and financial reporting purposes, the Company was treated as the acquired company, and FOH Holdings was treated as the acquiring company. The historical financial information presented for the periods and dates prior to January 28, 2008 is that of FOH Holdings and its subsidiaries, and for periods subsequent to January 28, 2008 is that of the merged company. As a result, the Company has adopted FOH Holdings’ fiscal year end, which is the last Saturday of July.

Immediately prior to the Merger, the Company completed a one-for-two reverse stock split of its outstanding common stock. All share and per share data referred to in this Form 10-Q has been retroactively restated to reflect the reverse stock split.

In connection with the Merger, the Company issued to Fursa Alternative Strategies, LLC (‘‘Fursa’’) and certain funds and accounts affiliated with, managed by, or over which Fursa or any of its affiliates exercises investment authority, including, without limitation, with respect to voting and dispositive rights, and Tokarz Investments, LLC (‘‘Tokarz Investments’’) an aggregate of 11,844,591 shares of the Company’s common stock in exchange for all of FOH Holdings’ outstanding common stock.

In connection with the Merger, the Company raised $20 million of gross proceeds through (i) the issuance of an aggregate of 752,473 shares of common stock upon exercise by the Company’s shareholders of non-transferable subscription rights to purchase shares of common stock (the ‘‘Rights Offering’’) and (ii) the issuance of an aggregate of 4,929,345 shares of common stock not subscribed for by the Company’s shareholders in the Rights Offering that were purchased on an equal basis by Tokarz Investments and Fursa, who acted as standby purchasers (the ‘‘Standby Purchase’’). As sole consideration for their commitments in connection with the Standby Purchase, the Company issued warrants to the standby purchasers representing the right to purchase an aggregate of 596,591 shares of common stock.

In connection with the Merger, the Company issued an aggregate of 3,629,325 shares of Series A 7.5% Convertible Preferred Stock to Fursa in exchange for a $7.5 million portion of the debt owed by FOH Holdings and its subsidiaries.

Also in connection with the Merger, the Company issued to Performance Enhancement Partners, LLC (of which the Company’s Executive Chairman is the sole member) and its Chief Financial Officer 50,000 and 24,194 shares of common stock, respectively under the Company’s 2000 Performance Equity Plan in accordance with the terms of their respective consulting and employment agreements. These shares were 100% vested upon issuance. The Chief Executive Officer of FOH Holdings and certain other employees of FOH Holdings also were issued an aggregate of 290,006 non-plan shares of restricted common stock in accordance with the terms of the Merger Agreement and their respective equity incentive agreements (see note 7).

Below is a schedule of the shares of common stock outstanding prior to the Merger and upon the consummation of the Merger.

Shares
Shares outstanding prior to the Merger	8,243,784
Shares Issued:
In connection with the Merger	11,844,591
In connection with the Rights Offering and Standby Purchase	5,681,818
To Performance Enhancement Partners, LLC and Chief Financial Officer	74,194
To the Chief Executive Officer and certain other employees of FOH Holdings	290,006
Total shares outstanding as of January 28, 2008	26,134,393

The allocation of the purchase price has been made to the major categories of assets acquired and liabilities assumed in the accompanying financial statements. The following represents the value attributable to goodwill and intangibles resulting from the Merger and related transactions:

($ in thousands)
Purchase Price
Fair value of common stock issued (7,896,394 shares of common stock issued and outstanding at $2.72 per share)	$21,478
Issuance of 50,000 shares of common stock to Performance Enhancement Partners, LLC	155
Transaction costs	2,678
Stock options	1,237
Total purchase price	$25,548

The fair value of the common stock issued in connection with the Merger was based upon 7,896,394 issued and outstanding shares of the Company’s common stock as of December 18, 2006, the day prior to the announcement of the execution of the Merger Agreement at a price of $2.72 per share, the average of the closing prices of the Company’s common stock on the two trading days before and two trading days after December 18, 2006.

Upon the closing of the Merger, Performance Enhancement Partners, LLC (of which the Company’s Executive Chairman is the sole member) was awarded 50,000 fully vested shares of the Company’s common stock. The fair value of the shares awarded has been included as an adjustment to the purchase price and to shareholders’ equity based upon the fair value of the shares on the date of issuance. The fair value of the 50,000 shares issued is $155,000 based on the closing share price of $3.10 per share on the closing date of the Merger, January 28, 2008.

The purchase price attributable to stock options represents the fair value of the Company’s vested and unvested options valued using the Black-Scholes option pricing model as of December 18, 2006, net of the fair value of the Company’s stock options attributable to future vesting requirements as of the consummation date.

($ in thousands)
Allocation of the purchase price to the net assets acquired
Movie Star net assets acquired:
Current Assets	$19,645
Property and Equipment	1,777
Intangible Assets – indefinite lived	4,500
Intangible Assets – definite lived	3,800
Goodwill	12,422
Other Long Term Assets	637
Current Liabilities	(15,211)
Long Term Liabilities	(2,022)
Total Net Assets Acquired	$25,548

The following unaudited condensed pro forma information (herein referred to as the ‘‘pro forma information’’) assumes the Merger had occurred as of July 29, 2007 and July 30, 2006 for the periods presented. The pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the Merger occurred as of the beginning of the periods presented, nor is it indicative of the Company’s future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities or anticipated cost savings that may occur as a result of the integration and consolidation of the two companies.

The pro forma information set forth below reflects nonrecurring transactions related to:

•	Movie Star merger related fees of approximately $610,000, $977,000 and $1,952,000 for the three months ended April 28, 2007 and the nine months ended April 26, 2008 and April 28, 2007, respectively. Merger related fees are legal fees, accounting costs for due diligence and, in fiscal year 2007, costs associated with Movie Star’s financial advisor, which included the issuance of a fairness opinion to Movie Star’s special committee. These fees were expensed as a result of the Merger being treated as a reverse acquisition.

•	Movie Star recorded a gain on the sale of property and equipment of $496,000 for the year ended June 30, 2007, which resulted primarily from the sale of its closed distribution facility in Petersburg, Pennsylvania. On October 17, 2006, the transaction was completed for approximately $683,000 in cash. As a result of this transaction, Movie Star recorded a gain of approximately $482,000.

	For the three months ended April 28, 2007	For the nine months ended
($ in thousands except per share amounts)		April 26, 2008	April 28, 2007
Net sales	$55,906	$166,932	$169,635
Net income (loss)	682	(9,875)	4,045
Net income (loss) available to common shareholders	$541	$(10,297)	$3,623
Basic earnings (loss) per share	$0.03	$(0.47)	$0.18
Diluted earnings (loss) per share	$0.03	$(0.47)	$0.18

3.    Summary of Significant Accounting Policies

Revenue Recognition — The Company records revenue at the point of sale for stores, at the time of estimated receipt by the customer for catalog and Internet sales, and at the time of shipment to its wholesale customers. Outbound shipping charges billed to customers are included in net sales. The Company records an allowance for estimated returns from its retail consumers in the period of sale based on prior experience. If actual returns are greater than those expected, additional sales returns may be recorded in the future. Retail sales are recorded net of sales taxes collected from customers at the time of the transaction.

The Company records other revenues for consigned inventory and commissions earned on direct sell-through programs on a net basis as the Company acts as an agent on behalf of the related vendors.

Gift certificates sold are carried as a liability and revenue is recognized when the gift certificate is redeemed. Customers may receive a store credit in exchange for returned goods, which are carried as a liability until redeemed. To date, the Company has not recognized any revenue associated with breakage from the gift certificates because the gift certificates do not have expiration dates.

Accounts Receivable/Allowance for Doubtful Accounts and Sales Discounts   —   The Company’s accounts receivable is net of allowance for doubtful accounts and sales discounts. An allowance for doubtful accounts is determined through the analysis of the aging of accounts receivable at the date of the financial statements. An assessment of the accounts receivable is made based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant, primarily due to the Company’s history of minimal bad debts. An allowance for sales discounts is based on discounts relating to open invoices where trade discounts have been extended to customers, costs associated with potential returns of products, as well as allowable customer markdowns and operational charge backs, net of expected recoveries. These allowances are included as a reduction to net sales and are part of the provision for allowances included in accounts receivable. The foregoing results from seasonal negotiations and historic deduction trends, net of expected recoveries and the evaluation of current market conditions. As of April 26, 2008 and July 28, 2007, accounts receivable was net of allowances of $1,153,000 and $0, respectively. This allowance is the result of the addition of the wholesale division in connection with the Merger. Historically, management has found its allowance for doubtful accounts and sales discounts to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If market conditions were to worsen, management may take actions to increase customer incentive offerings, possibly resulting in an incremental allowance at the time the incentive is offered.

Merchandise Inventories   —   Retail store inventories are valued at the lower of cost or market using the retail inventory first-in, first-out (‘‘FIFO’’) method, and wholesale, catalog and Internet inventories are valued at the lower of cost or market, on an average cost basis that approximates the FIFO method. Freight costs are included in inventory and vendor promotional allowances are recorded as a reduction in inventory cost.

These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations as well as gross margins. Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends. Additionally, the Company accrues for planned but unexecuted markdowns. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Historically, management has found its write-down of inventory to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. Inventory reserves were $1,176,000 at April 26, 2008, and $238,000 at July 28, 2007. This increase was due to the addition of the wholesale inventory in connection with the Merger. The wholesale inventory was $7,739,000, net of a $938,000 reserve.

Impairment of Long-Lived Assets   —   The Company reviews long-lived assets, including property and equipment and its amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows. If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets.

Goodwill and Intangible Assets   —   The Company has certain intangible assets and goodwill. Intangible assets consist of trademarks, principally the Frederick’s of Hollywood trade name, customer relationships, and domain names recognized in accordance with purchase accounting. The Company has determined the trademark and domain names to have indefinite lives. Financial Accounting Standards Board (‘‘FASB’’) Statement No. 142, ‘‘Goodwill and Other Intangible Assets,’’ requires the Company to not amortize goodwill and certain other indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred.

Income Taxes   —   Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in the Company’s financial statements and income tax returns. The Company provides a valuation allowance for deferred income tax assets when it is considered more likely than not that all or a portion of such deferred income tax assets will not be realized. Due to the Merger, the Company underwent a change in control under Section 382 of the Internal Revenue Code and, therefore, its net operating loss carryforwards may be limited.

Supplemental Disclosure of Noncash Financing Transactions — The Company had outstanding accounts payable and accrued expenses of $595,000 and $661,000 at April 26, 2008 and July 28, 2007, respectively, relating to purchases of property and equipment, and $2,000 and $1,428,000 at April 26, 2008 and July 28, 2007, respectively, relating to unpaid transaction costs related to the Merger disclosed in Note 2. In addition, during the nine months ended April 26, 2008, FOH Holdings had $161,000 of leasehold improvements paid on its behalf by a landlord.

In connection with the Merger, the Company issued 11,894,591 shares of common stock in exchange for the net assets of Movie Star.  In addition, during the three and nine months ended April 26, 2008, the Company accrued a dividend of $141,000 on its Series A Preferred Stock.

4.    Effect of New Accounting Standards

In September 2006, the FASB issued SFAS 157 ‘‘Fair Value Measures’’ (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement is initially effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Positions (‘‘FSP’’) 157-1, which amends SFAS 157 to remove leasing transactions accounted for under SFAS 13, ‘‘Accounting for Leases’’ and FSP 157-2, which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS 157 on its financial statements and will adopt this standard at the beginning of the fiscal year ending in July 2009.

In February 2007, the FASB issued SFAS 159 ‘‘The Fair Value Option for Financial Assets and Financial Liabilities,’’ (‘‘SFAS 159’’), which amends the accounting for assets and liabilities in financial statements in accordance with SFAS 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities.’’ SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for the first fiscal year beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 and will adopt this standard at the beginning of the fiscal year ending in July 2009.

In December 2007, the FASB issued SFAS 160 ‘‘Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51’’ (‘‘SFAS 160’’). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not have any noncontrolling interests in subsidiaries and believes that SFAS 160 will not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 141 (Revised 2007) ‘‘Business Combinations’’ (‘‘SFAS 141R’’). SFAS 141R establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years.

5.    Merchandise Inventories

Merchandise inventories consist of the following (in thousands):

	April 26, 2008	July 28, 2007
Raw materials	$1,394	$—
Work-in process	136	—
Finished goods	25,190	16,683
	$26,720	$16,683

6.    Income taxes

In July 2006, the FASB issued Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – An Interpretation of FASB No. 109’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for the financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 effective July 29, 2007 and the adoption did not have a material impact on the consolidated financial statements. The Company classifies any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the date of adoption, there were no unrecognized tax benefits or any related accrued interest and penalties.

The Company is subject to examination by state tax authorities for fiscal years 2003 and thereafter. During the quarter ended April 26, 2008, the Internal Revenue Service completed its examination of the Company’s federal tax returns for fiscal years 2005 and 2006, resulting in the loss of previously established net operating loss carryforwards, but with no additional taxes due.

The Company has provided for a full valuation allowance against its deferred income tax assets as of April 26, 2008. Due to the Merger, the Company underwent a change in control under Section 382 of the Internal Revenue Code and, therefore, its net operating loss carryforwards may be limited.

7.    Stock Based Compensation

The Company accounts for its stock-based employee compensation arrangements under SFAS No. 123 (revised 2004), ‘‘Share Based Payment’’ (‘‘SFAS 123R’’), which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

Stock Options

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding as of July 28, 2007	1,019,711	$2.17
Issued	93,511	4.52
Cancelled	(44,529)	1.90
Outstanding as of Merger, January 28, 2008	1,068,693	2.39
Assumption of Movie Star Option Plans	670,500	1.93
Issued	611,253	3.10
Outstanding as of April 26, 2008	2,350,446	$2.44

Prior to the Merger, FOH Holdings could not reasonably estimate the fair value of its options because it was not practicable for it to estimate the expected volatility of its common stock. As a result, FOH Holdings accounted for its stock options based on a value calculated using the historical volatility of comparable companies that are publicly listed instead of the expected volatility of FOH Holdings’ stock price. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder. The following assumptions were used for options granted during the nine months ended April 26, 2008:

Risk-free interest rate	2.8 – 4.5%
Expected life (years)	6.3 – 7.0
Expected volatility	59.8 – 61.1%
Dividend yield	0.0%

During the nine months ended April 26, 2008, the Company granted to one of its officers and certain other employees options to purchase an aggregate of 263,514 shares of common stock under the FOH Holdings’ 2003 Employee Equity Incentive Plan. Options to purchase 93,511 shares are exercisable at an exercise price of $4.52 per share and options to purchase 170,003 shares are exercisable at an exercise price of $3.10 per share. Of the total, 42,501 options were vested immediately, 127,502 options vest 33% each year over three years, and 93,511 vest 20% each year over five years.

During the three months ended April 26, 2008, the Company granted to three of its officers and certain other employees options to purchase an aggregate of 441,250 shares of common stock under the Movie Star 2000 Performance Equity Plan. Options to purchase 426,250 shares are exercisable at $3.10 per share and options to purchase 15,000 shares are exercisable at $2.80 per share. Of the total, 376,250 options were vested immediately, 50,000 options vest over six months and 15,000 vest 20% each year over five years.

During the nine months ended April 28, 2007, FOH Holdings modified 7,500 options for one employee to extend the contractual life. The incremental compensation cost associated with the modification was immaterial to the financial statements for the nine months ended April 28, 2007.

Restricted Shares and Share Grants

During the three months ended April 26, 2008, the Company issued an aggregate of 290,006 non-plan shares of restricted common stock to one officer and certain other employees at a weighted average price of $3.19 per share. These shares vest 50% on December 31, 2009 and 25% each on December 31, 2010 and 2011.

In addition, during the three months ended April 26, 2008, the Company issued 24,194 of fully vested shares of common stock to one officer at a price of $3.10 per share.

8.    Net Income (Loss) Per Share

Basic net income (loss) per share has been computed by dividing the applicable net income (loss) available to common shareholders by the weighted average number of shares outstanding. Diluted net income per share has been computed by dividing the applicable net income available to common shareholders by the weighted average number of shares outstanding and common share equivalents. The Company’s calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Net income (loss) from continuing operations	$(2,126)	$1,099	$(8,474)	$2,936
Net income from discontinued operations	—	14	—	76
Net income (loss)	$(2,126)	$1,113	$(8,474)	$3,012
BASIC:
Basic weighted average number of shares outstanding	25,981	11,845	16,592	11,845
Basic net income (loss) per share from continuing operations	$(.08)	$.09	$(.51)	$.24
Basic net income per share from discontinued operations	—	—	—	.01
Basic net income (loss) per share	$(.08)	$.09	$(.51)	$.25
DILUTED:
Basic weighted average number of shares outstanding	25,981	11,845	16,592	11,845
Shares issuable upon conversion of stock options	—	406	—	218
Total average number of equivalent shares outstanding	25,981	12,251	16,592	12,063
Diluted net income (loss) per share from continuing operations	$(.08)	$.09	$(.51)	$.24
Diluted net income per share from discontinued operations	—	—	—	.01
Diluted net income (loss) per share	$(.08)	$.09	$(.51)	$.25

Options to purchase 346,000 and 301,000 shares of common stock at prices ranging from $1.12 to $2.80 per share were not included in the computation of diluted net loss per share for the three and nine month periods ended April 26, 2008 since their effect would have been anti-dilutive.

9.    Financing

Revolving Credit Facility

Upon the closing of the Merger, for the purpose of refinancing and consolidating both companies’ existing credit facilities, the Company and its subsidiaries entered into an amended and restated senior credit facility (the ‘‘Facility’’) that amended the existing revolving credit facility (‘‘Old Facility’’) between FOH Holdings and Wells Fargo Retail Finance II, LLC (‘‘Senior Lender’’). The Facility extended the maturity date of the Old Facility to January 28, 2012.

The Facility is for a maximum amount of $50 million comprised of a $25 million line of credit with a $15 million sub-limit for letters of credit, as well as an additional $25 million commitment at the option of the Company so long as the borrowers are in compliance with the terms of the Facility. The actual amount of credit available under the Facility will be determined using measurements based on the borrowers’ receivables, inventory and other measures. The Facility is secured by a first priority security interest in the assets of the borrowers.

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

The Facility contains customary representations and warranties, affirmative and negative covenants and events of default. The borrowers also agreed to maintain specified minimum availability reserves in lieu of financial covenants, fixed charge coverage and overall debt ratios. At April 26, 2008, the Company was in compliance with its availability requirements.

Long Term Debt-related party

As of April 26, 2008, the Company had $12,373,000 of long term debt due to Fursa. This debt is referred to as ‘‘Tranche C Debt.’’ In connection with the Merger and the amendment of the Old Facility with the Senior Lender, Fursa extended the maturity date of the Tranche C Debt to July 28, 2012. This debt bears interest at the fixed rate of 7% per annum with 1% payable in cash and 6% payable in kind.

Preferred Stock

On January 28, 2008, in connection with the Merger, the Company issued an aggregate of 3,629,325 shares of Series A 7.5% Convertible Preferred Stock to Fursa in exchange for a $7,500,000 portion of the debt owed by FOH Holdings and its subsidiaries. The Series A Preferred Stock is convertible at any time at the option of the holders into an aggregate of 1,512,219 shares of common stock, subject to adjustment. As of April 26, 2008, the Company has accrued dividends of $141,000.

10.    Commitments and Contingencies

The Company has certain contingent liabilities resulting from litigation and claims incidental to the ordinary course of business that the Company believes will not have a material adverse effect on its future consolidated financial position, results of operations or cash flows.

11.    Discontinued Operations

From time to time, the Company may consider closure of certain store locations that are determined to be either underperforming or inconsistent with its long-term operating strategy. In reaching a decision as to whether the results of a store will be eliminated from ongoing operations, the Company considers whether it is likely that customers will migrate to similar stores in the same geographic market. The Company’s consideration includes an evaluation of the proximity of those stores to the closed store as well as the migration of those customers to the Company’s direct channels. Discontinued operations consist of stores closed during the course of the year that do not meet these criteria. Accordingly, the Company excludes the operations of the stores not meeting the criteria from the ongoing operations of the Company, and reports them separately as discontinued operations.

During the three and nine months ended April 26, 2008, the Company closed six and seven stores, respectively, that met the criteria and are therefore not included in discontinued operations. During the three and nine months ended April 28, 2007, the Company closed two and five stores, respectively, that did not meet the criteria and have therefore been classified in discontinued operations.

The results of operations for discontinued stores include only revenues generated from, and expenses directly associated with, the operation of such stores and consist of the following (in thousands):

	Three Months Ended	Nine Months Ended
	April 28, 2007	April 28, 2007
Net sales from closed stores	$264	$1,420
Less: Cost of goods sold, buying, and occupancy	152	815
Selling, general and administrative expenses	91	496
	21	109
Income tax provision	7	33
Income from discontinued operations of closed stores – net of tax	$14	$76

12.    Segments

The Company has two reportable segments – retail and wholesale. Each segment primarily sells women’s intimate apparel through different distribution channels. The retail segment sells products through the Company’s retail stores, as well its catalog and its e-commerce website. The retail segment sells products purchased from the Company’s outside suppliers and from its wholesale segment. The wholesale segment is engaged solely in the design, manufacture, distribution and sale of women’s intimate apparel to mass merchandisers, specialty and department stores, discount retailers, national and regional chains and direct mail catalog marketers throughout the United States and Canada. Canadian sales represented approximately 1% of wholesale net sales for the three and nine months ended April 26, 2008.

Sales and transfers between segments generally are recorded at cost and treated as transfers of inventory, and all intercompany revenues are eliminated in consolidation. Each segment’s performance is evaluated based upon operating income or loss. Corporate overhead expenses (exclusive of expenses for senior management, certain other corporate-related expenses and interest) are allocated to the segments based upon specific usage or other allocation methods.

Net sales, operating income (loss) and total assets for each segment are as follows.

	Three Months Ended		Nine Months Ended
($ in thousands)	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Net Sales:
Retail	$40,234	$42,835	$118,961	$122,409
Wholesale	20,292	—	20,292	—
Total net sales	$60,526	$42,835	$139,253	$122,409
Operating Income (Loss):
Retail	$(925)	$2,031	$(6,006)	$5,752
Wholesale	396	—	396	—
Total operating income (loss)	$(529)	$2,031	$(5,610)	$5,752
Less Unallocated Corporate Expenses:
Corporate expenses	$1,020	$—	$1,020	$—
Interest expense	436	462	1,703	1,558
Total unallocated expenses	$1,456	$462	$2,723	$1,558
Net income (loss) before discontinued operations and income taxes	$(1,985)	$1,569	$(8,333)	$4,194
Total Assets
Retail			$68,252
Wholesale			44,512
Total Assets			$112,764

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks are included in our Definitive Proxy Statement filed with the Securities and Exchange Commission on November 27, 2007. In assessing forward-looking statements contained herein, readers are urged to carefully read those statements. Among the factors that could cause actual results to differ materially are: competition; business conditions and industry growth; rapidly changing consumer preferences and trends; general economic conditions; large variations in sales volume with significant customers; addition or loss of significant customers; continued compliance with government regulations; loss of key personnel; labor practices; product development; management of growth; increases of costs of operations or inability to meet efficiency or cost reduction objectives; timing of orders and deliveries of products; and foreign government regulations and risks of doing business abroad.

Unless the context requires otherwise, all references in this report to the ‘‘Company,’’ ‘‘we,’’ ‘‘our’’ and ‘‘us’’ refer to Frederick’s of Hollywood Group Inc., a New York corporation, together with its wholly owned subsidiary, FOH Holdings, Inc., and its subsidiaries.

Background

Frederick’s of Hollywood Group Inc. (formerly Movie Star, Inc.) (the ‘‘Company’’) is a New York corporation incorporated on April 10, 1935. On December 18, 2006, the Company entered into an Agreement and Plan of Merger and Reorganization, as amended, with Fred Merger Corp., a wholly-owned subsidiary of the Company, and FOH Holdings, Inc., a Delaware corporation (‘‘FOH Holdings’’). On January 28, 2008, the Company consummated its merger (the ‘‘Merger’’) with FOH Holdings. As a result, FOH Holdings is now a wholly-owned subsidiary of the Company. FOH Holdings is the parent company of Frederick’s of Hollywood, Inc. Following the Merger, the Company changed its name from Movie Star, Inc. to Frederick’s of Hollywood Group Inc.

The Merger was accounted for under the purchase method of accounting as a reverse acquisition. Accordingly, for accounting and financial reporting purposes, the Company was treated as the acquired company, and FOH Holdings was treated as the acquiring company. The historical financial information presented for the periods and dates prior to January 28, 2008 is that of FOH Holdings and its subsidiaries, and for periods subsequent to January 28, 2008 is that of the merged company.

Immediately prior to the Merger, the Company completed a one-for-two reverse stock split of its outstanding common stock. All share and per share data referred to in this Form 10-Q has been retroactively restated to reflect the reverse stock split.

Overview

Frederick’s of Hollywood Group Inc. is primarily a retailer of women’s intimate apparel and related products through mall-based specialty stores in the United States, which we refer to as ‘‘Stores,’’ and mail order catalogs and the Internet, which we refer to collectively as ‘‘Direct.’’ We also design, manufacture, distribute and sell women’s intimate apparel to mass merchandisers, specialty and department stores, discount retailers, national and regional chains and direct mail catalog marketers throughout the United States and Canada.

We conduct our business through two operating divisions: The ‘‘Frederick’s of Hollywood’’ retail division and the ‘‘Movie Star’’ wholesale division. Our business reporting segments are retail and wholesale. We believe this method of segment reporting reflects both the way our business segments are managed and the way each segment’s performance is evaluated. The retail segment includes our ‘‘Frederick’s of Hollywood’’ Stores and Direct operations. The wholesale segment includes our ‘‘Movie Star’’ wholesale operations in the U.S. and Canada. Canadian sales represented approximately 1% of wholesale net sales for the three and nine months ended April 26, 2008. Financial information about the retail segment for the quarters ended April 26, 2008 and April 28, 2007 and about the wholesale segment for the quarter ended April 26, 2008 is included in the consolidated condensed financial statements contained herein.

As our business is dependent upon consumer demand for our products, the weakened U.S. economy and the resulting decline in consumer discretionary spending since late 2007 has negatively affected our operating results. In particular, our retail store sales have been impacted by reduced mall traffic brought on by high gasoline prices and our wholesale division has experienced additional margin pressure. While economic conditions have also contributed to a decline in retail Internet sales, the decreases that we have experienced in this area have been primarily due to an unsuccessful transition to a new web platform. We are currently reviewing alternatives to replace and improve our legacy Internet platform that we believe we will be able to implement during fiscal 2009.

While the macroeconomic environment continues to pose challenges to both our wholesale and retail channels, we have taken a number of actions following the consummation of the Merger to reduce operating expenses. We expect that the positive impact of these cost-reduction measures, coupled with the operating cost savings and other synergies realized in the Merger will become apparent in future reporting periods.

Frederick’s of Hollywood Retail Division

Through ‘‘Frederick’s of Hollywood,’’ our retail division, we primarily sell women’s intimate apparel and related products through our mall-based specialty retail stores in the United States, and through our catalog and Internet operations. Frederick’s of Hollywood operated 133 stores nationwide as of April 26, 2008, operates an online store at www.fredericks.com and, in the nine months ended April 26, 2008, had mailed approximately 16.5 million catalogs.

Frederick’s of Hollywood develops the majority of its products under its proprietary Frederick’s of Hollywood® brand, exclusively for sales through its retail stores, catalog and website. Over the past few years, FOH Holdings has rolled out and implemented a new product strategy directed toward the target customer of women between the ages of 18 and 35. With the goal of increasing sales to target customers, its strategy has focused on:

•	introducing newness and innovation in trend, silhouette and fabrication of products through merchandising initiatives and promotional activities for core products, such as the Dream Corset, and new product introductions, including a new bra launch, as well as search, affiliate and portal programs on the Internet and targeted mailings of the catalog;

•	upgrading the fashion and quality of product offerings; and

•	improving product flow from suppliers to stores by improving service levels at FOH Holdings’ distribution center and customer call center, increasing store staff training and adjusting in staffing levels, thereby reducing consumer frustrations from stock outs and back orders.

These initiatives contributed to increased sales growth during fiscal 2007 and helped to partially offset a decrease in Internet retail sales during the first nine months of fiscal 2008 due to the unsuccessful transition to a new web platform. Management is currently unable to determine if these initiatives will continue to contribute to sales growth in the future due to the unpredictability of consumer sentiment and economic uncertainties. However, brand image, marketing, fashion design, price, service, fashion assortment and quality are the principal competitive factors in retail sales, regardless of general economic trends. Management believes that well-positioned price points, a product offering of both basic and trend-conscious intimate apparel, and effective customer service will continue to drive sales and brand growth.

Frederick’s of Hollywood’s business is seasonal, with sales and earnings peaking during the second and third fiscal quarters, particularly driven by the November/December holiday periods and the month of February, which includes Valentine’s Day. As a result of these seasonal sales patterns, Frederick’s of Hollywood maintains higher inventory levels during these peak selling periods. Accordingly, our operating results for the three and nine months ended April 26, 2008, and our cash flows for the nine months ended April 26, 2008, are not necessarily indicative of the results and cash flows that may be expected for fiscal year 2008 as a whole.

Movie Star Wholesale Division

Through ‘‘Movie Star,’’ our wholesale division, we design, manufacture, distribute and sell women’s intimate apparel to mass merchandisers, specialty and department stores, discount retailers, national and regional chains and direct mail catalog marketers throughout the United States and Canada.

The wholesale intimate apparel industry is characterized by numerous small companies selling unbranded merchandise, and by several large companies that have developed widespread consumer recognition of the brand names associated with the merchandise sold by these companies. In addition, retailers to whom Movie Star sells its products have sought to expand the development and marketing of their own private-label brands and to obtain intimate apparel products directly from the same or similar sources from which Movie Star obtains products. Consolidation within the retail industry has led to the creation of larger retailers that are able to source their own products rather than source products through Movie Star. Many of these companies have greater financial, technical and sourcing capabilities than we do.

In addition to sourcing and producing merchandise themselves, from time to time some of Movie Star’s retail customers eliminate specific product categories that Movie Star has previously sold to them or select competing vendors. Customers continuously select different vendors based not only on product design, the desirability of fabrics and styles, price, quality and reliability of service and delivery, but also on branding capabilities. Management believes that retail customers producing products themselves and selecting vendors with branding capabilities are material trends that could adversely affect sales in the future and have a negative impact on operating performance and liquidity.

The intimate apparel business for department stores, specialty stores and regional chains is divided into four selling seasons per year. For each selling season, Movie Star creates a new line of products under its own brand name, Cinema Etoile®. This brand name does not have widespread consumer recognition, although it is well known by Movie Star’s customers. Movie Star sells its brand name products primarily during these selling seasons. Specific products (private label) are also developed for Movie Star’s larger accounts, mass merchandisers and national chains, and Movie Star makes between five and eight presentations throughout the year to these accounts. Movie Star does not have long-term contracts with its customers and, therefore, its business is subject to unpredictable increases and decreases in sales depending upon the size and number of orders received each time products are presented.

The Movie Star division’s business is subject to seasonal variations. Consistent with what management believes is the general pattern associated with sales to the retail industry, its results of operations are more meaningful on a seasonal basis than on a quarterly basis. In that regard, the Movie Star wholesale division’s net sales and net earnings generally have been higher during the period from July to December (which includes our first and second fiscal quarters), during which time retail customers generally increase inventory levels in anticipation of both holiday and Valentine’s day sales. However, during the years that Movie Star was able to increase sales in the second half of its fiscal year (January through June) and create a more even balance between the first and second halves of the fiscal year, overall profitability increased. This trend is unpredictable and is primarily dependent upon the size and number of orders received each time Movie Star presents products to larger customers.

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

Our accounting policies are more fully described the Company’s audited consolidated financial statements and accompanying notes for the year ended July 28, 2007 included in the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission (‘‘SEC’’) on November 27, 2007. Management has identified certain critical accounting policies that are described below.

Accounts Receivable/Allowance for Doubtful Accounts and Sales Discounts   —   The Company’s accounts receivable is net of allowance for doubtful accounts and sales discounts. An allowance for doubtful accounts is determined through the analysis of the aging of accounts receivable at the date of the financial statements. An assessment of the accounts receivable is made based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant, primarily due to the Company’s history of minimal bad debts. An allowance for sales discounts is based on discounts relating to open invoices where trade discounts have been extended to customers, costs associated with potential returns of products, as well as allowable customer markdowns and operational charge backs, net of expected recoveries. These allowances are included as a reduction to net sales and are part of the provision for allowances included in accounts receivable. The foregoing results from seasonal negotiations and historic deduction trends, net of expected recoveries and the evaluation of current market conditions. As of April 26, 2008 and July 28, 2007, accounts receivable was net of allowances of $1,153,000 and $0, respectively. This allowance is the result of the addition of the wholesale division in connection with the Merger. The wholesale accounts receivable as of April 26, 2008, net of the $1,153,000 allowance was $9,265,000. Historically, management has found its allowance for doubtful accounts and sales discounts to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If market conditions were to worsen, management may take actions to increase customer incentive offerings, possibly resulting in an incremental allowance at the time the incentive is offered.

Merchandise Inventories   —   Retail store inventories are valued at the lower of cost or market using the retail inventory first-in, first-out (‘‘FIFO’’) method, and wholesale, catalog and Internet inventories are valued at the lower of cost or market, on an average cost basis that approximates the FIFO method. Freight costs are included in inventory and vendor promotional allowances are recorded as a reduction in inventory cost.

These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations as well as gross margins. Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends. Additionally, the Company accrues for planned but unexecuted markdowns. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Historically, management has found its write-down of inventory to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. Inventory reserves were $1,176,000 at April 26, 2008, and $238,000 at July 28, 2007. This increase was due to the addition of the wholesale inventory in connection with the Merger. The wholesale inventory was $7,739,000, net of a $938,000 reserve.

Deferred Catalog Costs   —   Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit. Direct-response advertising consists primarily of product catalogs of FOH Holdings’ mail order subsidiary. The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally six months. The realizability of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future net revenues. Management believes that they have appropriately determined the expected period of future benefit as of the date of its consolidated financial statements; however, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.

Impairment of Long-Lived Assets   —   The Company reviews long-lived assets, including property and equipment and its amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows. If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets.

Goodwill and Intangible Assets   —   The Company has certain intangible assets and goodwill. Intangible assets consist of trademarks, principally the Frederick’s of Hollywood trade name, customer relationships, and domain names recognized in accordance with purchase accounting. The Company has determined the trademark and domain names to have indefinite lives. Financial Accounting Standards Board (‘‘FASB’’) Statement No. 142, Goodwill and Other Intangible Assets, requires the Company to not amortize goodwill and certain other indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred.

Income Taxes   —   Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in the Company’s financial statements and income tax returns. The Company provides a valuation allowance for deferred income tax assets when it is considered more likely than not that all or a portion of such deferred income tax assets will not be realized. The Company has provided for a full valuation allowance against its deferred income tax assets as of April 26, 2008. Due to the Merger, the Company underwent a change in control under Section 382 of the Internal Revenue Code and, therefore, its net operating loss carryforwards may be limited.

Results of Operations

As a result of the Merger being accounted for as a reverse acquisition in which the Company was treated as the acquired company, and FOH Holdings was treated as the acquiring company, the Company’s historical financial results are not included in the financial statements presented in this Form 10-Q and the historical financial statements reflect only FOH Holdings’ financial statements. Therefore, the historical financial information for periods and dates prior to January 28, 2008 is that of FOH Holdings and its subsidiaries and for periods subsequent to January 28, 2008 is that of the merged company.

Management considers certain key indicators when reviewing the Company’s results of operations and liquidity and capital resources. Because the results of operations for both our retail and wholesale divisions are subject to seasonal variations, retail sales are reviewed against comparable store sales for the similar period in the prior year and wholesale sales are reviewed in conjunction with our backlog of orders to determine the total position for the year. When reviewing sales, a material factor that we consider is the gross profit percentage. We also consider our selling, general and administrative expenses as a key indicator in evaluating our financial performance. Inventory, accounts receivable and our outstanding borrowings are the main indicators we consider when we review our liquidity and capital resources, particularly the size and age of the inventory and accounts receivable. We review all of our key indicators against the prior year and our operating projections in order to evaluate our operating performance and financial condition.

The following table shows each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the consolidated financial statements included elsewhere in this report (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	April 26, 2008		April 28, 2007		April 26, 2008		April 28, 2007
Net sales	$60,526	100%	$42,835	100%	$139,253	100%	$122,409	100%
Cost of goods sold, buying and occupancy	38,845	64.2%	23,322	54.4%	85,829	61.6%	69,123	56.5%
Gross profit	21,681	35.8%	19,513	45.6%	53,424	38.4%	53,286	43.5%
Selling, general and administrative expenses	23,230	38.4%	17,482	40.8%	60,054	43.1%	47,534	38.8%
Income (loss) from continuing operations	(1,549)	(2.6%)	2,031	4.8%	(6,630)	(4.7%)	5,752	4.7%
Interest expense, net	436	0.7%	462	1.1%	1,703	1.2%	1,558	1.3%
Income (loss) before income taxes and discontinued operations	(1,985)	(3.3%)	1,569	3.7%	(8,333)	(5.9%)	4,194	3.4%
Income tax expense	—	0.0%	470	1.1%	—	0.0%	1,258	1.0%
Net income (loss) from continuing operations	(1,985)	(3.3%)	1,099	2.6%	(8,333)	(5.9%)	2,936	2.4%
Discontinued operations, net of tax provision	—	0.0%	14	0.0%	—	0.0%	76	0.1%
Net income (loss)	(1,985)	(3.3%)	1,113	2.6%	(8,333)	(5.9%)	3,012	2.5%
Less: Preferred stock dividends	(141)		—		(141)		—
Net Income (loss) available to common shareholders	$(2,126)		$1,113		$(8,474)		$3,012

Percent amounts may not add due to rounding.

Net Sales

Net sales for the three and nine months ended April 26, 2008 increased to $60,526,000 and $139,253,000 as compared to $42,835,000 and $122,409,000 for the similar periods in the prior year, respectively.

	Three Months Ended		Nine Months Ended
($ in thousands)	April 26, 2008	April 28, 2007	April 26, 2008	April 28, 2007
Net Sales:
Retail	$40,234	$42,835	$118,961	$122,409
Wholesale	20,292	—	20,292	—
Total net sales	$60,526	$42,835	$139,253	$122,409

The increase in net sales resulted from the addition of $20,292,000 of net sales generated by the ‘‘Movie Star’’ wholesale division during the quarter ended April 26, 2008 following the consummation of the Merger. The increase was partially offset by a decrease in retail sales, which was primarily due to of an unsuccessful transition to a new web platform and a weak retail environment, partially offset by the contribution from new stores. We believe that these decreases were partially mitigated by the success of our merchandising initiatives for our core products and new product introductions.

The wholesale division’s net sales by customer, which are included in the three and nine months ended April 26, 2008 was as follows:

	Net sales for the three months ended
($ in thousands)	April 26, 2008
Customer
Wal-Mart	$14,602	72.0%
All other U.S. customers	5,405	26.6%
Total U.S. customers	20,007	98.6%
Canada	285	1.4%
Total	$20,292	100.0%

The wholesale division’s backlog of open orders by customer as of April 26, 2008 was as follows:

	Backlog of Open Orders
($ in thousands)	As of April 26, 2008
Customer
Wal-Mart	$4,128	28.0%
All other U.S. customers sales	9,878	67.0%
Total U.S. customers	14,006	95.0%
Canada	730	5.0%
Total	$14,736	100.0%

The increase in total net sales was offset by a decrease in net sales for the ‘‘Frederick’s of Hollywood’’ retail division to $40,234,000 and $118,961,000 for the three and nine months ended April 26, 2008 from $42,835,000 and $122,409,000 for the comparable periods in 2007, respectively, as follows:

•	Comparable same store sales decreased by approximately 5.4% and 0.8% for the three and nine months ended April 26, 2008, respectively, compared to the similar periods in the prior year. Comparable same store sales are defined as the change in sales for stores that have been open for the entirety of the periods being compared.

•	When new store sales are added, total store sales increased by $2,297,000 or 3.2% for the nine months ended April 26, 2008 compared to the similar period in the prior year, and decreased by $758,000 or 3.0% for the three months ended April 26, 2008 compared to the similar period in the prior year.

•	Direct sales (which are comprised of sales from our catalog and Internet operations) decreased by $1,843,000 and $5,745,000 for the three and nine months ended April 26, 2008, respectively, compared to the similar periods in the prior year.

Gross Profit

Gross margin (gross profit as a percentage of net sales) for the three and nine months ended April 26, 2008 was 35.8% and 38.4% as compared to 45.6% and 43.5% in the similar period in the prior year. The primary reason for the decrease in gross margin percentage was the lower gross margin in the wholesale division, which was approximately 28.4% for the three and nine months ended April 26, 2008. The gross margin in the retail division also decreased for the three and nine months ended April 26, 2008 to 39.6% and 40.1% as compared to 45.6% and 43.5% in the similar period in the prior year.

The largest contributors to the increase in cost of goods sold as a percentage of sales for the retail division were the following:

•	Product costs as a percentage of sales increased for the three and nine months ended April 26, 2008 by 1.9% and 0.2% as compared to the similar periods in the prior year, respectively. The increase in the three month period was primarily the result of higher markdowns.

•	Occupancy costs, which consist of rent, common area maintenance, utilities and real estate taxes, increased by $518,000 or 10.8% and $1,857,000 or 13.2% for the three and nine months ended April 26, 2008, as compared to the similar periods in the prior year, respectively. These increases were primarily due to net increases in rents and common area costs. The higher rents and common area costs are the result of the addition of stores in higher end malls with higher annual rents with the potential for higher sales, and the elimination of stores in lower end malls that have lower rents and lower sales potential, as well as the renewal of leases at a higher annual cost.

•	Buying costs, which are the costs associated with our buying and merchandising teams and their activities, increased by $238,000 or 25.9% and $541,000 or 20.1% for the three and nine months ended April 26, 2008 as compared to the similar periods in the prior year, respectively.

•	Depreciation increased by $208,000 or 35.6% and $520,000 or 30.6% for the three and nine months ended April 26, 2008 as compared to the similar periods in the prior year, respectively. This increase is due to an increase in new and remodeled stores.

Selling, General and Administrative Expenses

Included in selling, general and administrative expenses for the three and nine months ended April 26, 2008 were one-time non-recurring merger related expenses that totaled $1,651,000 and $2,241,000, respectively. They consisted of the following:

($ in thousands)	For the three months ended April 26, 2008	For the nine months ended April 26, 2008
Stock compensation expense	$876	$876
Audit fees in excess of normal audit costs	40	630
Bonuses paid in connection with the Merger	450	450
Insurance policies purchased as a requirement of the Merger	285	285
Total additional selling, general and administrative expenses	$1,651	$2,241

Three Months Ended April 26, 2008 Compared to Three Months Ended April 28, 2007

Selling, general and administrative expenses for the three months ended April 26, 2008 increased by $5,748,000 to $23,230,000, or 38.4% of sales, from $17,482,000 or 40.8% of sales in the similar period in the prior year. The increase was primarily the result of the following:

•	The selling, general and administrative expenses of the wholesale division were added following the consummation of the Merger, which accounted for $5,365,000 of the total selling, general and administrative expenses for the three-month period. Included in wholesale selling, general and administrative expenses were the wholesale division’s operating costs as well as stock compensation expense of $475,000, which was primarily related to stock options granted in connection with the Merger; and

•	Overhead of $1,020,000 related to the Company’s New York executive office was added following the consummation of the Merger, which included costs associated with our Executive Chairman, Chief Financial Officer and our board of directors as well as $458,000 of stock compensation expense, which was primarily related to stock issuances and stock option grants to Performance Enhancement Partners, LLC (of which our Executive Chairman is the sole member) and our Chief Financial Officer in connection with the Merger.

These additional costs were partially offset by a reduction in the retail division’s selling, general and administrative expenses, which decreased by $637,000 to $16,845,000 for the three months ended April 26, 2008 from $17,482,000 in the similar period in the prior year. The factors impacting the retail division’s selling, general and administrative expenses were as follows:

•	Store selling, general and administrative expenses decreased by $668,000 due to a decrease in general spending. This decrease was partially offset by an increase of $158,000 in telephone expenses related to the implementation of higher speed internet connections to improve and facilitate electronic data exchange.

•	Direct selling, general and administrative expenses decreased by $1,112,000, primarily as a result of a strategic decision to reduce costs by reducing catalog circulation, thereby lowering the costs of printing and mailing of catalogs.

•	These decreases were partially offset by a $1,042,000 increase in expenses related to the Company’s California executive office, which was due to an increase in salaries and salary related costs of $589,000, partially offset by a decrease in consulting fees of $251,000. The increase in salaries and decrease in consulting fees resulted from hiring permanent personnel in the finance and information technology departments to replace consultants as well as bonuses that were paid in accordance with three employees’ equity incentive agreements in connection with the Merger (including the Chief Executive Officer of the retail division). Stock compensation expense increased by $220,000, which resulted from the issuance of stock options and restricted stock grants in accordance with three employees’ equity incentive agreements in connection with the Merger (including the Chief Executive Officer of the retail division). In addition, insurance expense increased by $187,000 as a result of the purchase of additional policies required upon the consummation of the Merger.

Nine Months Ended April 26, 2008 Compared to Nine Months Ended April 28, 2007

Selling, general and administrative expenses for the nine months ended April 26, 2008 increased by $12,520,000 to $60,054,000, or 43.1% of sales, from $47,534,000 or 38.8% of sales in the similar period in the prior year. The increase was primarily the result of the following:

•	The selling, general and administrative expenses of the wholesale division were added following the consummation of the Merger, which accounted for $5,365,000 of the total selling, general and administrative expenses for the nine-month period. Overhead of $1,020,000 related to the Company’s New York executive office also was added to selling, general and administrative expenses following the consummation of the Merger.

•	Store selling, general and administrative expenses increased by $1,823,000, which resulted from increases in (1) telephone expenses of $457,000 related to the implementation of higher speed internet connections to improve and facilitate electronic data exchange, (2) salaries and salary related costs of $283,000 to accommodate store staffing needs and (3) credit card fees of $180,000 due to an increase in fees charged by credit card companies. Additionally, a $519,000 benefit was recorded in the prior year in connection with the settlement of an insurance claim related to hurricane Katrina, which was partially offset by miscellaneous income in the current year of $225,000 related to the buyout of a lease by the landlord.

•	Direct selling, general and administrative expenses increased by $443,000, primarily as a result of higher catalog costs of $1,008,000. The increase in catalog costs was due to increases in costs associated with printing and mailing of the catalogs as well as the accelerated expensing of catalog costs as compared to the prior year due to a lower expectation of future sales volume. Marketing expenses increased by $538,000 as a result of increases in Internet search engine costs and photography costs. These increases were partially offset by a decrease of $287,000 in costs relating to our fulfillment center as a result of lower sales and greater operating efficiencies.

•	Expenses related to the Company’s California executive office increased by $2,801,000, which was due to an increase in salaries and salary related costs of $1,573,000, partially offset by a decrease in consulting fees of $279,000. The increase in salaries and decrease in consulting fees resulted from hiring permanent personnel in the finance and information technology departments to replace consultants as well as bonuses that were paid in accordance with three employees’ equity incentive agreements in connection with the Merger (including the Chief Executive Officer of the retail division). Professional fees increased by $786,000, primarily as a result of increased accounting fees related to the accelerated audit of the FOH Holdings’ fiscal 2007 year end financial statements. Stock compensation expense increased by $271,000, which resulted from the issuance of stock options and restricted stock grants in accordance with three employees’ equity incentive agreements in connection with the Merger (including the Chief Executive Officer of the retail division). In addition, insurance expense increased by $160,000 as a result of the purchase of additional policies required upon the consummation of the Merger.

•	Brand marketing expenses increased by $1,081,000 to $2,163,000 from $1,082,000. Brand marketing is used to increase brand awareness through the announcement of new product launches, the arrival of seasonal collections and the opening of new stores. This is accomplished primarily through public relations activities, including press releases and media events. The increase was primarily due to brand marketing expenses incurred in connection with a fashion show and charity auction that was held in October 2007 and was not held in the prior year.

Interest Expense, Net

During the three months ended April 26, 2008, net interest expense was $436,000 as compared to $462,000 for the similar period in the prior year. Net interest expense decreased by $26,000 for the three months ended April 26, 2008, as compared to the similar period in the prior year as a result of lower overall borrowing levels and lower interest rates as compared to the similar period in the prior year.

During the nine months ended April 26, 2008, net interest expense was $1,703,000 as compared to $1,558,000 for the similar period in the prior year. Net interest expense increased for the nine months ended April 26, 2008 by $145,000, as a result of overall higher borrowing levels partially offset by lower interest rates as compared to the similar period in the prior year.

Income Tax Provision — Continuing Operations

The Company’s income tax provision for the three and nine months ended April 28, 2007 includes federal, state and local income taxes resulting from net income recorded during the periods.  The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized.

The Company has provided for a full valuation allowance against its deferred income tax assets as of April 26, 2008. Due to the Merger, the Company underwent a change in control under Section 382 of the Internal Revenue Code and, therefore, its net operating loss carryforwards may be limited.

Income from Discontinued Operations

We recorded income from discontinued operations, net of tax provision, of $14,000 and $76,000 for the three and nine months ended April 28, 2007, respectively, and did not have discontinued operations for the three and nine months ended April 26, 2008.  In determining whether closed stores meet the criteria for discontinued operations, we consider whether it is likely that customers will migrate to similar stores in the same geographic market as well as the migration of those customers to our direct channels. We closed two stores and five stores for the three and nine months ended

April 28, 2007, respectively, that did not meet the criteria and have therefore been classified in discontinued operations. We closed six stores and seven stores for the three and nine months ended April 26, 2008, respectively, that did meet the criteria and, therefore, have not been classified in discontinued operations. Net sales related to discontinued operations for the three and nine months ended April 28, 2007 were $264,000 and $1,420,000, respectively.

Liquidity and Capital Resources

Cash Used in Operations

Net cash used in operating activities for the nine months ended April 26, 2008 was $2,554,000, resulting primarily from:

•	a net loss of $8,333,000 for the nine months ended April 26, 2008;

•	an increase in accounts receivable of $3,716,000 as a result of an increase in wholesale shipments; and

•	an increase in accounts payable and accrued expenses of $1,131,000.

These decreases in cash flow were partially offset by:

•	non-cash expenses of $3,427,000 for depreciation and amortization;

•	a decrease in merchandise inventories of $3,251,000 due to normal seasonal fluctuations in the finished goods inventory levels;

•	non-cash stock-based compensation expense of $1,306,000 primarily related to stock option grants, stock grants and restricted stock issued in connection with the Merger;

•	a decrease in deferred rent of $816,000; and

•	a decrease in prepaid expenses and other current assets of $811,000.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended April 26, 2008 was $8,410,000, which primarily resulted from purchases of property and equipment of $7,041,000, which included expenditures for new stores of $2,924,000, store relocations of $1,496,000 and store expansions and remodelings of $1,526,000, as well as merger related transaction costs of $1,529,000.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended April 26, 2008 was $10,979,000, resulting primarily from gross proceeds from the Rights Offering and Standby Purchase of $20,000,000, partially offset by $412,000 of issuance costs, and net borrowings under the new revolving credit facility of $2,235,000. These proceeds were partially offset by repayment of Movie Star’s revolving credit facility totaling $10,588,000 upon the consummation of the Merger and consolidation of the two companies’ revolving credit facilities.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided (in thousands) as of April 26, 2008:

	Payments Due by Period
Contractual Obligations	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Note Payable(1)	$8,975	$8,975	$—	$—	$—
Note Payable Interest(2)	449	449	—	—	—
Long Term Debt – Tranche C(3)	12,373	—	—	12,373	—
Payment-in-kind Interest to be Accrued(4)	3,667	830	1,679	1,158	—
Interest to be paid in cash	611	138	280	193	—
Capital Lease Obligation	66	61	5	—	—
Operating Leases	88,658	13,063	23,491	18,496	33,608
Employment Contracts	5,168	2,513	2,608	47	—
Consulting Agreement	450	450	—	—	—
Long-term Liability	74	19	42	13	—
Total Contractual Obligations	$120,491	$26,498	$28,105	$32,280	$33,608

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Letters of Credit	$2,670	$2,670	$—	$—	$—
Total Commercial Commitments	$2,670	$2,670	$—	$—	$—

(1)	Note Payable is a less than one-year obligation because the financial institution may demand payment at any time. Interest on outstanding borrowings is payable at a variable rate per annum, equal to the prime rate less 0.25% (our current borrowing rate at April 26, 2008 was 5.0%).
(2)	Note Payable Interest assumes that the principal amount outstanding under our line of credit is paid in full on April 28, 2009, that the principal amount to be repaid on that date will be $8,975,000 and that the interest rate will be 5.0% (our current borrowing rate at April 26, 2008).
(3)	Long Term Debt Tranche C (related party) is a secured term loan due on July 28, 2012 with principal and interest payment-in-kind accrued as of April 26, 2008.
(4)	Represents future accrued interest on secured term loan that is payable upon the maturity of the loan.

We have no obligations that have a provision for increased or accelerated payments, except in respect of defaults.

Revolving Credit Facility

On January 28, 2008, we entered into an amended and restated senior credit facility (the ‘‘Facility’’) that amended the existing revolving credit facility (‘‘Old Facility’’) between FOH Holdings and Wells Fargo Retail Finance II, LLC (‘‘Senior Lender’’). The Facility extended the maturity date of the Old Facility to January 28, 2012.

The Facility is for a maximum amount of $50 million comprised of a $25 million line of credit with a $15 million sub-limit for letters of credit, as well as an additional $25 million commitment at the option of the Company so long as the borrowers are in compliance with the terms of the Facility. The actual amount of credit available under the Facility will be determined using measurements based on the borrowers’ receivables, inventory and other measures. The Facility is secured by a first priority security interest in the assets of the borrowers.

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

Long Term Debt – related party

As of April 26, 2008, we currently have $12,373,000 of long term debt due to Fursa. This debt is referred to as ‘‘Tranche C Debt.’’ In connection with the Merger and the amendment of the Old Facility with the Senior Lender, Fursa extended the maturity date of the Tranche C Debt to July 28, 2012. This debt bears interest at the fixed rate of 7% per annum with 1% payable in cash and 6% payable in kind.

Preferred Stock

On January 28, 2008, in connection with the Merger, we issued an aggregate of 3,629,325 shares of our Series A 7.5% Convertible Preferred Stock to Fursa in exchange for a $7,500,000 portion of the debt owed by FOH Holdings and its subsidiaries. The Series A Preferred Stock is convertible at any time at the option of the holders into an aggregate of 1,512,219 shares of common stock, subject to adjustment. As of April 26, 2008 we have accrued dividends of $141,000.

Future Financing Requirements

For the nine months ended April 26, 2008, our working capital increased by $15,343,000 to $10,705,000, primarily due to the cash raised in the Rights Offering and Standby Purchase, partially offset by our purchases of property and equipment as well as our loss from operations.

We believe that the available borrowing under the Facility, along with anticipated operating cash flows, will be sufficient to cover our working capital requirements and capital expenditures for the next twelve months.

We anticipate that our capital expenditures for the remainder of fiscal 2008 will be less than $2,000,000.

Off Balance Sheet Arrangements

Other than the contractual commitments set forth in the table above, we are not a party to any material off-balance sheet financing arrangements.

Effect of New Accounting Standards

See Note 4 ‘‘Effect of New Accounting Standards’’ included in the Notes to the Consolidated Financial Statements for a discussion of recent accounting developments and their impact on our consolidated financial statements.

Seasonality and Inflation

Our business is seasonal, with sales and earnings peaking during our second (November through January) and third (February through April) fiscal quarters, and is particularly driven by the November and December holiday periods, as well as the Valentine’s Day holiday in the month of February. Approximately a third of our annual net sales occur over the holiday period. As a result of these seasonal sales patterns, we maintain higher inventory levels during these peak selling periods.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

We are exposed to interest rate risk associated with our revolving credit facility. Interest accrues at an agreed to reference rate, which shall be, at the borrowers’ election, either the Wells Fargo prime rate less 25 basis points or LIBOR plus 150 basis points. Outstanding borrowings were at the rate of 5.0% at April 26, 2008. For the nine months ended April 26, 2008, borrowings under the revolving facility peaked at $13,542,000 and the average borrowing during the period was approximately $8,756,000.

An increase in the interest rate of 100 basis points would have increased the interest on the revolving credit facility borrowings by approximately $78,000 for the nine months ended April 26, 2008.

Foreign Currency Risks

We enter into a significant amount of purchase obligations outside of the U.S., all of which are negotiated and settled in U.S. dollars. Therefore, on our current open purchase order position we have no exposure to foreign currency exchange risks. However, fluctuations in foreign currency rates could have an impact on our future purchases.

ITEM 4T — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 26, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended April 26, 2008, the following change was made in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

In connection with the Merger, the Company’s internal controls and management now include those of FOH Holdings. In connection with the audit of FOH Holdings’ consolidated financial statements for the fiscal year ended July 28, 2007, which did not include an audit of the effectiveness of FOH Holdings’ internal controls over financial reporting, its independent registered public accounting firm reported to its audit committee two ‘‘material weaknesses’’ and other deficiencies in FOH Holdings’ internal control over financial reporting, finding that:

•	reconciliations of significant accounts were not performed on a timely basis during the course of the year, nor did these reconciliations undergo the appropriate level of review; and

•	cut-off procedures were not adequate to ensure that all costs during the year were properly recorded in the correct period.

Since reporting these material weaknesses in connection with the audit of FOH Holdings’ consolidated financial statements for the fiscal year ended July 29, 2006, the following actions have been taken to remediate the material weaknesses, and to improve the overall control environment and internal control over financial reporting, including:

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

With the addition of appropriate personnel during fiscal 2008, the following actions have continued to be addressed during fiscal 2008:

•	the implementation of additional review procedures of all closing entries and account analyses;

•	the documentation of reporting and control processes and procedures; and

•	the documentation of support for all accounts and positions.

As a result of the completion of its plan to remediate the previously reported material weaknesses of FOH Holdings identified by its independent registered public accounting firm with respect to FOH Holdings’ financial statements for the fiscal year ended July 28, 2007, management believes that, as of April 26, 2008, these material weaknesses have been remediated.

PART II.    OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

On October 12, 2006, a purported class action was filed by Dennis Luciani, the purported class action representative, against Frederick’s of Hollywood, Inc. (‘‘Frederick’s of Hollywood’’) and its subsidiary, Frederick’s of Hollywood Stores, Inc., in the Superior Court of California, County of Los Angeles. The complaint alleged that Frederick’s of Hollywood violated certain California consumer privacy laws in requesting cardholders’ telephone numbers during credit card refund transactions and recording such telephone numbers onto a form. The plaintiff requested certification of the lawsuit as a class action, and sought statutory civil penalties and attorneys’ fees, among other things. Frederick’s of Hollywood filed an answer denying the plaintiff’s claims and asserting various defenses. In order to mitigate the cost of litigation, the plaintiff, Frederick’s of Hollywood and Frederick’s of Hollywood Stores, Inc. entered into a settlement agreement for the named plaintiff and the purported class, which was granted final approval by the Court on October 2, 2007. Pursuant to the settlement agreement, Frederick’s of Hollywood (1) paid $2,500 to the class representative, (2) paid $150,000 in attorneys’ fees to the plaintiff’s attorneys, (3) provided each class member who filed a claim form with a certificate good for a certain amount off of future products purchased from Frederick’s of Hollywood stores, (4) agreed to adopt a policy not to request personal identification information from customers in all California Frederick’s of Hollywood stores in conjunction with the processing of returns for credit card refunds and (5) agreed to bear the costs of implementing the settlement, including the costs of providing notice to potential class members and of retaining a claims administrator. The case was dismissed with prejudice pursuant to the settlement agreement on December 14, 2007.

On May 30, 2008, Frederick’s of Hollywood brought an action in the Superior Court of California, County of Los Angeles against MarketLive, Inc., a California corporation, for breach of contract, breach of duty of good faith and fair dealing, negligence, fraud, unfair business practices and breach of warranty. The complaint alleges that MarketLive failed to create an e-commerce platform for Frederick’s of Hollywood that worked properly and had appropriate security. Relief sought includes, among other things, unspecified compensatory and punitive damages, prejudgment interest and attorneys’ fees.

The Company is involved from time to time in litigation incidental to its business. The Company believes that the outcome of any other litigation will not have a material adverse effect on its results of operations or financial condition.

ITEM 1A — RISK FACTORS

There are no material changes from the risk factors set forth the ‘‘Risk Factors’’ section of our Definitive Proxy Statement filed with the SEC on November 27, 2007. Please refer to those sections for disclosures regarding the risks and uncertainties in our business.

ITEM 6 — EXHIBITS

Exhibit No.	Description
31.1	Certification by Principal Executive Officer
31.2	Certification by Chief Financial Officer and Principal Accounting Officer
32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FREDERICK’S OF HOLLYWOOD GROUP INC.
Date: June 10, 2008	By:	/s/ Peter Cole
PETER COLE Principal Executive Officer
Date: June 10, 2008	By:	/s/ Thomas Rende
THOMAS RENDE Chief Financial Officer and Principal Accounting Officer