Form 10-K
period 2008-07-26
FREDERICK'S OF HOLLYWOOD GROUP INC /NY/
filed 2008-10-24
CIK 93631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 26, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-5893

FREDERICK’S OF HOLLYWOOD GROUP INC.
(Exact name of registrant as specified in its charter)

New York	13-5651322

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1115 Broadway, New York, New York	10010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 798-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	NYSE Alternext US (formerly, the American Stock Exchange)

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of January 25, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on the NYSE Alternext US of $3.34), held by non-affiliates of the registrant, was $19,644,076.

As of October 10, 2008, there were 26,172,094 common shares outstanding.

FREDERICK’S OF HOLLYWOOD GROUP INC.
2008 FORM 10-K ANNUAL REPORT

PART I

Forward Looking Statements

When used in this Form 10-K of Frederick’s of Hollywood Group Inc. and in our future filings with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks are included in “Item 1: Business,” “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended July 26, 2008. In assessing forward-looking statements contained herein, readers are urged to carefully read those statements. Among the factors that could cause actual results to differ materially are: competition; business conditions and industry growth; rapidly changing consumer preferences and trends; general economic conditions; large variations in sales volume with significant customers; addition or loss of significant customers; continued compliance with government regulations; loss of key personnel; labor practices; product development; management of growth; increases of costs of operations or inability to meet efficiency or cost reduction objectives; timing of orders and deliveries of products; and foreign government regulations and risks of doing business abroad.

ITEM 1. —	BUSINESS

Corporate History

Frederick’s of Hollywood Group Inc. (formerly Movie Star, Inc.) (the “Company”) is a New York corporation incorporated on April 10, 1935. On January 28, 2008, the Company consummated a merger with FOH Holdings, Inc., a privately-held Delaware corporation (“FOH Holdings”). As a result of the transaction, FOH Holdings became a wholly-owned subsidiary of the Company. FOH Holdings is the parent company of Frederick’s of Hollywood, Inc. Upon consummation of the merger, the Company changed its name from Movie Star, Inc. to Frederick’s of Hollywood Group Inc. and its trading symbol on the NYSE Alternext US (formerly, the American Stock Exchange) was changed to “FOH.”

The merger was accounted for as a reverse acquisition, which means that for accounting and financial reporting purposes, the Company was treated as the acquired company, and FOH Holdings was treated as the acquiring company. The historical financial information presented for the periods and dates prior to January 28, 2008 is that of FOH Holdings and its subsidiaries, and for periods subsequent to January 28, 2008 is that of the merged company.

Immediately prior to the merger, we completed a one-for-two reverse stock split of our outstanding common stock. All share and per share data referred to in this Form 10-K has been retroactively restated to reflect the reverse stock split.

Unless otherwise indicated, as used in this Form 10-K:

•	“Movie Star, Inc.” or “Movie Star” refers to the business, operations and financial results of Movie Star, Inc. prior to the closing of the merger;

•	“FOH Holdings” or “Frederick’s of Hollywood” refers to the business, operations and financial results of FOH Holdings, Inc., a privately-held Delaware corporation, prior to the closing of the merger and after the merger, as the context requires; and

•	the “Company,” “we,” “our” or “us” refers to the operations and financial results of Frederick’s of Hollywood Group Inc., together with FOH Holdings, Inc. and its subsidiaries on a consolidated basis after the closing of the merger.

Our principal executive offices are located at 1115 Broadway, New York, New York 10010 and our telephone number is (212) 798-4700. Our retail division corporate office is located at 6255 Sunset Boulevard, Los Angeles, California 90028 and its telephone number is (323) 466-5151. Our retail website is www.fredericks.com and our corporate website is www.fohgroup.com. We file our annual, quarterly and current reports and other information with the Securities and Exchange Commission. Our corporate filings, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statements and reports filed by our officers and directors under Section 16(a) of the Securities Exchange Act of 1934, and any amendments to those filings, are available, free of charge, on our corporate website, www.fohgroup.com, as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission. We do not intend for information contained in our websites to be a part of this Annual Report on Form 10-K.

Overview

As a merged company, we conduct our business through two operating divisions, which represent two distinct business reporting segments: the multi-channel retail division and the wholesale division. The retail segment includes our retail stores, catalog and e-commerce website operations. The wholesale segment includes our wholesale operations in the U.S. and Canada.

Through our multi-channel retail division, we sell women’s intimate apparel and related products under our proprietary Frederick’s of Hollywood® brand exclusively through our mall-based specialty retail stores in the United States, which we refer to as “Stores,” and through our catalog and website at www.fredericks.com, which we refer to collectively as “Direct.” As of July 26, 2008, we operated 133 Frederick’s of Hollywood stores nationwide and during fiscal year 2008 mailed approximately 18.7 million catalogs. For the fiscal year ended July 26, 2008, our retail division generated approximately $154 million, or 85%, of our net sales, comprised of $96 million of net sales from Stores and $58 million from Direct.

Through our wholesale division, we design, manufacture, source, distribute and sell women’s intimate apparel to mass merchandisers, specialty and department stores, discount retailers, national and regional chains, and direct mail catalog marketers throughout the United States and Canada. For the period subsequent to January 28, 2008 (the closing date of the merger) to July 26, 2008, our wholesale division generated approximately $28 million of net sales, which represented approximately 15% of our net sales for fiscal year 2008.

Fiscal 2009 Initiatives

Throughout fiscal year 2008, we have operated under challenging macroeconomic conditions, which have had a negative impact on our revenues, gross margins and earnings. These conditions have continued into the first quarter of fiscal year 2009 and we believe that they will continue during the remainder of fiscal year 2009. Our efforts are focused on implementing changes in our business strategy described below that we believe over time will both increase revenues and reduce costs. We expect that some of these initiatives will have an immediate impact on our operating results while others may take more time. We cannot be certain that these initiatives will produce positive operating results in fiscal 2009. These key initiatives include:

•	Reducing operating expenses. While the macroeconomic environment continues to present challenges to both our retail and wholesale divisions, following the consummation of the merger, we have taken and are continuing to take a number of actions to reduce operating expenses, which include reducing personnel through the elimination of executive and support positions, decreasing the use of outside consultants, and consolidating employee benefits and insurance.

•	Consolidating Functions. During fiscal year 2008, the wholesale division accounted for approximately 6% of the dollar value of our retail division’s merchandise purchases. Our objective is to continue to vertically integrate our retail and wholesale operations in order to derive additional margin benefits. To this end, we have been evaluating our entire organization to determine where we can improve operational efficiencies and have begun to consolidate both companies’ merchandising and design, distribution, information technology and finance functions. We also have been transitioning manufacturing support functions to our new manufacturing facility in the Philippines.

•	Continuing to reduce catalog circulation. As a result of rising costs, we have continued to reduce Frederick’s of Hollywood’s annual catalog circulation from approximately 26.3 million in fiscal year 2006 to approximately 20.4 million in fiscal year 2007 to approximately 18.7 million in fiscal year 2008. Since we have reduced catalog circulation, we are endeavoring to expand our Internet customer base through various methods, including partnering with Internet search engines and participating in affiliate programs. Following an unsuccessful transition earlier this fiscal year to a new web platform, we have focused our efforts on replacing our website with a state-of-the-art e-commerce system hosted by a third-party service provider, which we expect will be operational in early calendar year 2009. We believe our upgraded and enhanced website, combined with improved customer acquisition and retention capabilities, will enable www.fredericks.com to provide customers with an enhanced pleasurable online shopping experience for intimate apparel and related products.

•	Reducing planned store openings. Following the consummation of the merger in January 2008, we had anticipated that we would open, relocate and/or remodel approximately 40 to 50 new stores over three years. However, due to uncertain economic conditions and our poor operating performance in fiscal year 2008, we have revised our retail store expansion plans for fiscal year 2009 to include only three store openings and one store remodeling. We also expect to close two stores. We continuously evaluate our longer-term store expansion plans and intend to make appropriate adjustments as business conditions permit.

Market and Products

Retail

We sell women’s intimate apparel and related products under our proprietary Frederick’s of Hollywood® brand exclusively for sales through our retail stores, catalog and e-commerce website. Our retail customer target is women primarily between the ages of 18 and 35. Our major retail merchandise categories are foundations (including bras, corsets and panties), lingerie (including daywear and sleepwear), Ready to Wear (dresses and sportswear, offered primarily through our Direct channel) and fragrance and accessories (including personal care products and novelties). Retail prices range from approximately $6.00 for panties up to approximately $149.00 for dresses. Certain merchandise in these categories, particularly in foundations and lingerie, is marketed as collections of related items to increase the average transaction amounts. Our product lines and color pallets are updated seasonally to satisfy our customers’ desire for fashionable merchandise and to keep our selections fresh and appealing.

The following table shows the percentage of retail sales that each of these product categories represented for the fiscal year ended July 26, 2008:

% of
Product Category	Retail Sales

Foundations	48%
Lingerie	34%
Fragrance and Accessories	9%
Ready to Wear	9%

Wholesale

Our wholesale division’s products include pajamas, nightgowns, baby dolls, nightshirts, dusters, shifts, caftans, sundresses, rompers, short sets, beachwear, peignoir ensembles, robes, leisurewear, panties and daywear consisting of bodysuits, soft bras, slips, half-slips, teddies, camisoles and cami tap sets. These products are manufactured in various fabrics, designs, colors and styles depending upon seasonal requirements, changes in fashion and customer demand. Retail prices range from approximately $5.00 for products such as nightshirts, to approximately $85.00 for products such as peignoir sets.

The intimate apparel business for department stores, specialty stores and regional chains is divided into four selling seasons per year. For each selling season, our wholesale division creates a new line of products under our own wholesale brand name, Cinema Etoile®. This brand name does not have widespread consumer recognition, although it is well known by our wholesale division’s retail customers. These brand name products are sold primarily during these selling seasons. Specific products (private label) are also developed for our larger retail accounts, mass merchandisers and national chains, and wholesale division personnel make between five and eight presentations throughout the year to these accounts. We do not have long-term contracts with our retail customers and, therefore, our wholesale business is subject to unpredictable increases and decreases in sales depending upon the size and number of orders received each time products are presented.

Product Development, Merchandising and Design

To create a more unified and cohesive merchandising and design operation, we have begun to integrate these functions for the retail and wholesale divisions. We recently expanded the role of the chief merchandising officer of the retail division to include managing the wholesale division’s merchandising and design functions.

Our product development efforts focus on satisfying customer demand for current trends and identifying new fashion trends and opportunities. In this regard, employees from our retail and wholesale divisions travel throughout the United States, Europe and Asia to identify fashion trends and new product opportunities. Those employees then work with merchandise vendors or with our in-house design staff to develop products consistent with those trends and with the broad seasonal merchandising themes that are created.

Retail Operations

Stores

We operated 133 Frederick’s of Hollywood retail stores as of September 26, 2008. These stores are primarily located in shopping malls in 29 states, with approximately one-third of the stores in California. Of the stores outside of California, approximately 45% are situated in our other key operating states, including Florida, Texas, Arizona and Nevada. We operate our flagship store on Hollywood Boulevard in Hollywood, California.

Our retail stores range in size from 900 to 3,200 square feet and our flagship store is 5,700 square feet. A typical store uses approximately 75% of its square footage as selling space. Depending on the size, our new and remodeled Frederick’s of Hollywood stores are either designed in the contemporary, hip “Modern Hollywood” format, which is used for smaller stores, or the sophisticated “Red Carpet” format, which is used in stores with a larger footprint. Using these store designs, we seek to maximize the sales and margin performance of our selling space while creating a unique and attractive shopping experience for our retail customers. We continue to operate many of our older stores with legacy designs that evolved through the history of Frederick’s of Hollywood. Periodically, in connection with lease renewals or as other opportunities arise, older stores are remodeled in either the “Modern Hollywood” or “Red Carpet” design format. New store locations are typically selected on the basis of local demographics, overall mall performance in terms of traffic, average sales per square foot for the mall and the proposed store location within the mall.

During fiscal year 2008, we opened seven new stores, relocated and remodeled six stores and closed seven stores. Due to uncertain economic conditions and our poor operating performance, we have revised our expansion plans for fiscal year 2009 to include only three store openings and one store remodeling. We also expect to close two stores. We continuously evaluate our longer-term store expansion plans and intend to make appropriate adjustments as business conditions permit.

Direct

Frederick’s of Hollywood has an extensive history — dating back to the first catalog it produced in 1947 — of offering provocative, intimate women’s apparel directly to the consumer. Today, we continue to market Frederick’s of Hollywood products directly to consumers through our catalog and website, including actively marketing to our recent direct purchasers of Frederick’s of Hollywood products and partnering with Internet search engines and participating in affiliate programs. We estimate that over 70% of all Direct orders are placed on-line through our website. We currently mail five major Frederick’s of Hollywood catalogs (fall, holiday, spring preview, spring and summer) as well as several sale and re-mail catalogs to approximately 4.7 million households for a total of approximately 18.7 million catalogs annually.

Our retail division began selling Frederick’s of Hollywood products on the website, www.fredericks.com, in 1997. In order to increase the functionality of our website and significantly enhance the customer experience, we expect to replace it in early calendar year 2009 with a state-of-the-art e-commerce system, which will be hosted by a third-party service provider. We believe our upgraded and enhanced website, combined with improved customer acquisition and retention capabilities, will enable www.fredericks.com to provide customers with an enhanced pleasurable online shopping experience for intimate apparel and related products.

All creative and copy design for Frederick’s of Hollywood’s catalogs and website is coordinated by our in-house design staff. Catalogs are designed approximately four months before their respective mailing dates. Photography is conducted on location or in studios. We utilize outside vendors to print and mail the catalogs. Our catalogs are currently mailed only within the United States.

Wholesale Operations

The Company’s consolidated financial statements appearing elsewhere in this Form 10-K only reflect historical financial information for our wholesale business for the period from January 28, 2008 (the closing date of the merger) through July 26, 2008. To make comparisons more meaningful, the operating information set forth in this subsection for the twelve months ended July 26, 2008 and July 28, 2007, unless otherwise indicated, includes the historical financial information for Movie Star prior to the merger.

Our wholesale division sells its products through an established sales network consisting of both in-house sales personnel and independent sales representatives. Employees in our New York City showroom represent the wholesale division in soliciting orders nationally. During the twelve months ended July 26, 2008, approximately 63% of our wholesale sales were made to mass merchandisers, 8% to specialty stores, 12% to department stores and 6% to discount retailers. The balance of sales were unevenly distributed among national chain stores, regional chain stores and direct mail catalog marketers.

Our wholesale business is concentrated primarily with our largest customer, Walmart. Sales to Walmart accounted for approximately 66% of wholesale sales for the period from January 28, 2008 (the closing date of the merger) through July 26, 2008, and accounted for approximately 59% and 51% of wholesale sales, respectively, for twelve months ended July 26, 2008 and July 28, 2007. No other customer accounted for 10% or more of sales during these periods. While we believe our relationship with Walmart is good, because of the competitive nature of the intimate apparel industry and the availability of similar garments from many different sources of supply, as well as the potential for Walmart to design, produce and sell its own products, it is possible that Walmart could alter the amount of business it does with us. A significant decrease in business from, or the loss of Walmart as a customer, could have a material adverse effect on our business, financial condition and results of operations. For information regarding our backlog of orders as of July 26, 2008, see “— Wholesale Backlog.”

Our wholesale division also produces products for our retail division. During fiscal year 2008, the wholesale division accounted for approximately 6% of the dollar value of our retail division’s merchandise purchases. We believe that as we build upon the synergies created from the merger, we will be able to continue to vertically integrate our retail and wholesale operations.

Our wholly-owned subsidiary, Cinejour Lingerie Inc., is a Canadian corporation that was formed in May 2004 to market and sell our wholesale products throughout Canada. We have an agreement with an independent representative to provide sales representation for us in Canada and to supervise the operations of our office there.

Purchasing decisions by our retail customers with respect to each group of our products and, in some instances, products within a group, generally are made by different buyers and purchasing departments. We believe that the loss of orders from any one buyer or purchasing department would not necessarily result in the loss of sales to other buyers or purchasing departments of those customers.

All sales have terms that generally require payment within 30 to 60 days from the date the goods are shipped. Sales are made without the right of return but, in certain instances, we may accept returns or agree to allowances. We believe this policy is in line with industry practice.

Sourcing, Production and Quality

Retail

Our retail division utilizes a variety of third-party vendors for the sourcing and manufacturing of its merchandise. Certain products are also sourced from and manufactured by our wholesale division. Orders are typically placed approximately four to six months prior to the selling season for new products, and approximately three to four months prior for reorders.

In fiscal year 2008, our retail division purchased products from over 100 vendors. Its top ten vendors accounted for approximately 70% of the dollar value of those purchases. Our wholesale division accounted for approximately 6% of the dollar value of such purchases in fiscal year 2008. Two suppliers individually accounted for 10% or more of total purchases in fiscal 2008 — Montelle Intimates, Inc. (13%) and Wonder-Form Imports, Inc. (10%), each of which is based in Canada. These two non-U.S. suppliers together represented substantially all of the products purchased by the retail division from foreign suppliers in fiscal year 2008. Many of the retail division’s third-party U.S. and foreign suppliers purchase products from foreign sources. Although we do not have direct relationships with these suppliers, management believes that our retail division’s suppliers source primarily from China, Vietnam and the Philippines.

Although our retail division has no long-term manufacturing contracts, its relationships with vendors are long-standing, with several vendors supplying product for over twenty years. To assure adequate sources, each major product category is sourced by three or four vendors, each of whom are able to provide products equal to those of the other vendors supplying that category, if necessary. The retail merchandising team also tests products from new sources and develops those sources into more important suppliers as required. We believe that Frederick’s of Hollywood is not overly dependent on any one supplier and that the loss of any one vendor would not have a material effect on our retail business.

Wholesale

To take advantage of prevailing lower labor rates, all of the products that our wholesale division sells to its retail customers, as well as items that it produces for Frederick’s of Hollywood, are manufactured outside the United States. The production of garments that we do not produce ourselves is arranged with suppliers on a purchase order basis; there are no long-term contractual arrangements in place with contractors. This provides flexibility in the selection of contractors for the future production of goods. We believe that any contractor in any country in which we manufacture products could be replaced because of our established relationships with other contractors who are able to manufacture merchandise across all of our product categories at comparable prices.

We had two suppliers that individually accounted for 10% or more of total wholesale purchases from January 28, 2008 (the closing date of the merger) through July 26, 2008. These suppliers combined represented approximately 34% and individually accounted for approximately 19% and 15% of total wholesale purchases for such period.

If a contractor is unable to complete production of an order and we can access or replace the materials intended to be used by that contractor, as long as one of our other contractors with whom we have an established relationship has available capacity at such time to handle the order, we should be able to transition the order to the new contractor and deliver it to our customer in a timely manner. To accomplish this, we may have to incur additional shipping expenses to move the goods from one contractor to another, overtime costs to expedite the production process to make up for any transition delays and air freight expenses to reduce transit time. However, if a contractor is unable to complete production of an order due to a natural disaster, work stoppage, war or other event beyond our control and we cannot access or replace the materials originally designated for that contractor to complete the order, we would not be able to arrange for the completion and delivery of the order with alternate contractors, which, in turn, would cause us to lose the revenue from that order.

In order to maximize the opportunities to obtain quality products at the most competitive prices with reliable and efficient service, our wholesale division sources products in three different ways:

•	Cut, Make and Trim (CMT) Contractors. We contract with CMT contractors to assemble the materials that we purchase from other sources.

•	Finished Good Purchases. We purchase products directly from finished package manufacturers.

•	Assisted Finished Good Purchases. We utilize contractors to assemble the products for which these contractors purchase the fabrics with our extensive input on type and source of such fabrics and we purchase some of the trim and embellishments.

The following table shows each country from which the wholesale division has (1) contracted for the assembly of products using our own materials, (2) purchased finished goods and (3) contracted for the assembly of products using fabrics purchased by the contractor with our input on the type and source of such fabrics, and the approximate percentage of our total cost of production. To make comparisons more meaningful, the information set forth in the table and the narrative information following the table is for the twelve months ended July 26, 2008 and July 28, 2007, rather than for the period from January 28, 2008 (the closing date of the merger) through July 26, 2008.

	Twelve Months Ended July 26, 2008				Twelve Months Ended July 28, 2007
			Assisted				Assisted
		Finished	Finished			Finished	Finished
		Good	Good			Good	Good
	CMT	Purchases	Purchases	Total	CMT	Purchases	Purchases	Total

Bangladesh	—	8%	23%	31%	—	8%	24%	32%
Cambodia	—	—	5%	5%	—	—	5%	5%
China	—	24%	—	24%	—	36%	—	36%
El Salvador	9%	—	—	9%	8%	—	—	8%
India	—	1%	—	1%	—	1%	—	1%
Mexico	—	—	—	—	—	1%	—	1%
Philippines	—	—	30%	30%	—	—	17%	17%

Total	9%	33%	58%	100%	8%	46%	46%	100%

During the twelve months ended July 28, 2007, our wholesale division utilized a representative office in the Philippines to facilitate the coordination of production there, which represented 17% of total wholesale production. This office was used primarily for administrative and manufacturing support functions, as well as sample making and pattern making. In April 2008, we relocated to an expanded facility within the Philippines to accommodate on-site manufacturing operations, and design and product development in addition to administrative and manufacturing support and sample making and pattern making. During the twelve months ended July 26, 2008, goods manufactured in the new facility, which was operational for only two months during such period, represented approximately 1% of total wholesale production, and goods manufactured elsewhere in the Philippines represented approximately 29% of total wholesale production. As of September 26, 2008, we had 461 full-time employees in the Philippines.

In March 2008, we opened an office in China. We have one independent representative and five employees there to assist in the sourcing of raw materials and to supervise and monitor the quality of the production of finished products purchased by us, which represented 24% of total wholesale production for the twelve months ended July 26, 2008.

As of September 26, 2008, in addition to our employees in the Philippines and China described above, our wholesale division had one independent representative in Bangladesh and one employee in El Salvador supervising the production of finished products purchased by us or assembled for us by CMT contractors in those countries and others from where we source our products. These employees and representatives assist in maintaining quality and on-time delivery. Wholesale management personnel travel to El Salvador and Asia throughout the year to monitor the performance of our foreign contractors and to increase sourcing opportunities.

We maintain sufficient inventories of raw materials and finished goods to meet our wholesale production requirements and the delivery demands of our retail customers. We rely on our short-term line of credit to supplement internally generated funds to fulfill our working capital needs.

Raw Materials

The products that our wholesale division sells to its retail customers, including Frederick’s of Hollywood, are made of a wide variety of fabrics comprised of natural and man-made fibers, including cotton, broadcloth, stretch terry, brushed terry, flannel, brushed flannel, nylon, polyester, spun polyester, velour, satin, tricot, jersey, fleece, jacquard, lace, stretch lace, charmeuse, chambray, microfiber, spandex and various knit fabrics. These fabrics are either available in countries in which we contract for production or are easily imported to those countries that do not have an internal supply of such materials. The sources of these materials are highly competitive with each other and we expect these competitive conditions to continue in the foreseeable future. Generally, we have long-standing relationships with suppliers and purchase raw materials based on orders received and in anticipation of orders. Our ability to purchase raw materials in high volume, together with the competitive prices offered by our suppliers, provides the opportunity to buy these materials at relatively low prices. In turn, we can take advantage of these lower prices in the pricing of our finished goods.

For the majority of raw materials that we use to manufacture our products, we are not dependent on a single source of supply that is not readily replaceable. However, at times, certain unique materials may not be readily replaced. Additionally, if raw materials utilized to produce our products are damaged, destroyed or become inaccessible during the production process as a result of, among other things, a natural disaster, work stoppage, war or other event beyond our control, due to the lead time that a supplier requires to provide our contractors with raw materials, which varies depending upon the size and type of the order, we may not be able to replace these raw materials in a timely manner, which could cause the loss or a significant delay in the completion of an order.

Brand Development and Marketing

We believe that Frederick’s of Hollywood is one of the world’s most widely recognized intimate apparel brand names. For the past five years, Frederick’s of Hollywood has ranked in Women’s Wear Daily’s top 100 list of most recognized apparel and accessories brands in the United States. In 2006, Frederick’s of Hollywood ranked in the top 10 in consumer awareness among innerwear brands and a recent national consumer research study by Lieberman Research Worldwide measured unaided recognition of the Frederick’s of Hollywood brand at over 80%.

The primary advertising vehicles for the retail division include the Frederick’s of Hollywood catalog and e-commerce website. A consistent brand image is maintained across the Frederick’s of Hollywood Stores and Direct channels and we believe the concurrent operation of retail stores, a catalog and a website proves to be advantageous in brand development and exposure. Frederick’s of Hollywood uses its catalog, website and store locations nationwide to test new items and promotional strategies that may, in turn, develop into successful programs.

We continue to emphasize a re-positioning of the Frederick’s of Hollywood brand as a more glamorous shopping destination that provides customers with a “Modern Hollywood” experience whether they are shopping online, via our catalog or in our stores. A strong indicator of true ties to its Hollywood roots, our 4th Annual Lingerie Art Auction and Fashion Show, held in October 2007, garnered attendance from a number of A-List celebrities. Due to the current economic climate, there are no plans to hold this event in fiscal year 2009.

We support retail public relations efforts to a lesser extent through product placement in national magazines, regional and national television programs and new product launch initiatives.

We generally limit the promotion of our wholesale products to cooperative advertising with our wholesale customers directed towards the ultimate retail consumer of our products.

Distribution and Customer Service

We utilize a 168,000 square foot facility in Phoenix, Arizona to operate a distribution center, customer contact center and information technology center that primarily serves the Stores and Direct channels. The inventory systems and stock-keeping unit numbers for Stores and Direct are currently maintained separately. The majority of shipments received for Stores are allocated to individual stores and shipped within a few days. A portion of inventory is held in the distribution center as replenishment inventory to be distributed based on sales performance. Catalog and website orders are typically processed within 24 hours. We believe our distribution center’s capacity is adequate to meet our projected sales volume for the next several years.

Our retail customer contact center provides toll-free retail order placement and customer services, as well as email customer support services. The customer contact center is open seven days per week. We believe our contact center capacity is adequate to handle projected call volumes for the next several years.

The wholesale division primarily utilizes a distribution facility in Poplarville, Mississippi. Garments are shipped directly by contractors to this facility, where they are stored and packed for distribution to retail customers. Our Phoenix, Arizona distribution facility is also utilized to accommodate wholesale customers, including our largest one, and to reduce transit times from contractors to meet retail customer deliveries. The wholesale division also utilizes a public warehouse in Canada to accommodate customers there. Our overseas contractors perform sorting and packing functions to expedite delivery time to customers, and to reduce overall costs.

Information Technology

We maintain information technology systems to support our product development and design, sourcing, merchandising, sales, marketing, planning, store operations, call center, inventory, order management and fulfillment, finance, accounting and human resources.

In our retail stores, sales are updated daily in the merchandise reporting systems by polling sales information from each store’s point of sale terminals. Through automated nightly communication with each store, sales information and payroll hours are uploaded to the host system, and stock changes are downloaded through the terminals. We evaluate information obtained through daily reporting to implement merchandising decisions regarding markdowns and allocation of merchandise.

We sell Frederick’s of Hollywood intimate apparel and related products on our website, www.fredericks.com. Customer orders are captured and processed on the website, which interfaces with our in-house systems for order management and fulfillment. Following an unsuccessful transition to a new web platform during fiscal year 2008, we have focused our efforts on replacing the website with a state-of-the-art e-commerce system to increase its functionality and enhance the customer experience. The new website will be hosted by a third party service provider and we expect the website to be operational in early calendar year 2009. We believe our upgraded and enhanced website, combined with improved customer acquisition and retention capabilities, will enable www.fredericks.com to provide customers with an enhanced pleasurable online shopping experience for intimate apparel and related products.

Trademarks and Service Marks

Our retail division has a variety of trademark applications and registrations in the United States and foreign countries. Several registered United States trademarks that are material to the marketing of our products include Frederick’s of Hollywood®, Frederick’s®, Fredericks.com®, The Original Sex Symbol®, Hollywood Exxtreme Cleavage® and Premiere Line by Frederick’s of Hollywood®. We believe that Frederick’s of Hollywood products are identified by their intellectual property.

Our wholesale division has several United States registered trademarks that are material to the marketing of our products, including Movie Star®, Cinema Etoile®, Seductive Wear®, Meant To Be®, Cinejour®, Private Property®, Heather Nicole®, Night Magic®, Cinema Studio® and Knickers by Cinema Etoile®.

We have and intend to maintain our intellectual property by vigorously protecting it against infringement.

Import and Import Restrictions

Transactions with our foreign manufacturers and suppliers are subject to the risks of doing business outside of the United States. Our import and offshore operations are subject to constraints imposed by agreements between the United States and the foreign countries in which we do business. These agreements often impose quotas on the amount and type of goods that can be imported into the United States from these countries. Such agreements also allow the United States to impose, at any time, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits. Our imported products are also subject to United States customs duties and, in the ordinary course of business, we are from time to time subject to claims by the United States Customs Service for duties and other charges. The United States and the countries in which our products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust presently prevailing quotas, duty or tariff levels, which could adversely affect our operations and our ability to continue to import products at current or increased levels. We cannot predict the likelihood or frequency of any such events occurring.

Wholesale Backlog

(in thousands, except for percentages)

						% of
	Backlog of		Backlog of		Increase/	Increase/
	orders at	% of	orders at		(decrease)	(decrease)
	July 26,	total	July 28,	% of total	from prior	from prior
Customer	2008	orders	2007(1)	orders	year	year

Walmart	$9,709	39.2%	$21,808	64.4%	$(12,099)	(55.5)%
Other	14,246	57.5%	11,740	34.7%	2,506	21.3%

Total U.S.	23,955	96.7%	33,548	99.1%	(9,593)	(28.6)%
Canada	830	3.3%	310	0.9%	520	167.7%

Total	$24,785	100.0%	$33,858	100.0%	$(9,073)	(26.8)%

(1)	Information provided for comparative purposes only.

The backlog of orders was $24,785,000 as of July 26, 2008 and $33,858,000 as of July 28, 2007. In addition, the backlog of orders from our retail division to our wholesale division was $1,553,000 as of July 26, 2008 and $1,396,000 as of July 28, 2007. Orders are booked upon receipt. We believe that our current backlog is firm and will be filled by the end of fiscal year 2009. Our open order position with Walmart as of July 26, 2008 was $9,709,000 as compared to $21,808,000 at July 28, 2007. This reduction is the result of Walmart shifting its focus to product categories that differ from the main product categories that we historically have presented to Walmart and that Walmart historically has purchased from us. We are working closely with Walmart to develop new products to accommodate these business changes and appeal to their customers.

Seasonality

Our retail and wholesale businesses both experience seasonal sales patterns. Sales and earnings for the retail division typically peak during the second and third fiscal quarters (November through April), primarily during the holiday season in November and December, as well as the Valentine’s Day holiday in the month of February. As a result, higher inventory levels are maintained during these peak selling periods. Sales and earnings for the wholesale division typically peak in the first and second fiscal quarters (August through January) as orders from retail customers are typically placed four to five months prior to the peak retail selling periods.

Competition

The retail sale of intimate apparel, personal care and beauty products is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores, department stores and discount retailers. This business is multi-faceted and operates through various channels; primarily retail stores, catalog and e-commerce. Brand image, marketing, fashion design, price, service, fashion assortment and quality are the principal competitive factors in retail store sales. Our catalog and e-commerce businesses compete with numerous national and regional catalog and online merchants. Image presentation, fulfillment and the factors affecting retail store sales discussed above are the principal competitive factors in catalog and online sales. A leading competitor of ours is Victoria’s Secret (a division of Limited Brands), which reported sales of approximately $5.6 billion in 2007.

We believe that Frederick’s of Hollywood has significant competitive strengths relative to its competition because of its widely recognized brand, its presence in regional shopping malls, its direct marketing expertise, and the experience of its management team. However, a number of Frederick’s of Hollywood’s competitors are larger and have significantly greater financial, marketing and other resources than we do, and there can be no assurance that Frederick’s of Hollywood will be able to compete successfully with them in the future.

The wholesale industry is characterized by a large number of small companies manufacturing and selling unbranded merchandise, and by several large companies which have developed widespread consumer recognition of the brand names associated with merchandise manufactured and sold by these companies. In addition, some of the larger retailers to whom our wholesale division has historically sold our products have sought to expand the development and marketing of their own brands and to obtain intimate apparel products directly from the same or similar sources from which we obtain our products. Many of these companies have greater financial, technical and marketing resources and sourcing capabilities than we do.

We believe that our wholesale division competes on the basis of its fashionable designs, the desirability of its fabrics and styles, price, quality and reliability of service and delivery. In addition, we have developed long-term working relationships with manufacturers and agents, which presently provide us with reliable sources of supply. Because of increasing competitive pressure, we rely on foreign manufacturers to produce our products and are therefore subject to risks related to foreign sourcing such as changes in import quotas, currency valuations and political conditions, among others, which could adversely affect our business. Due to our small size and resources relative to our competitors, we are limited in our ability to leverage our sourcing capabilities to achieve greater efficiencies, which could adversely impact our ability to compete.

Employees

As of September 26, 2008, we had 1,170 full-time employees and 752 part-time employees. As a result of seasonal sales patterns, we hire additional temporary staff at our retail stores and distribution and customer contact centers during peak sales periods. We have never experienced an interruption of our operations because of a work stoppage. We believe our relationship with our employees to be good. We are not a party to any collective bargaining agreement with any union.

ITEM 1A. —	RISK FACTORS

General economic conditions, including continued weakening of the economy, may affect consumer purchases of discretionary items, which could adversely affect our sales.

The intimate apparel industry historically has been subject to cyclical variations, recessions in the general economy and future economic outlook. Our results are dependent on a number of factors impacting consumer spending, including general economic and business conditions; consumer confidence; wages and employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; fuel and energy costs; energy shortages; taxes; general political conditions, both domestic and abroad; and the level of customer traffic within department stores, malls and other shopping and selling environments. Consumer purchases of discretionary items, including our products, may decline during recessionary periods and at other times when disposable income is lower. A downturn or an uncertain outlook in the economy may materially adversely affect our business and our revenues and profits.

If we cannot compete effectively in the retail and wholesale apparel industries, our business, financial condition and results of operations may be adversely affected.

The intimate apparel industry is highly competitive, both on the retail and wholesale levels. Our retail division competes with a variety of retailers, including national department store chains, national and international specialty apparel chains, apparel catalog businesses and online apparel businesses that sell similar lines of merchandise. Many of Frederick’s of Hollywood’s competitors have greater financial, distribution, logistics, marketing and other resources available to them and may be able to adapt to changes in customer requirements more quickly, devote greater resources to the design, sourcing, distribution, marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies. If we are unable to overcome these potential competitive disadvantages, such factors could have an adverse effect on our business, financial condition and results of operations.

The wholesale industry is characterized by a large number of small companies manufacturing and selling unbranded merchandise, and by several large companies which have developed widespread consumer recognition of the brand names associated with merchandise manufactured and sold by these companies. In addition, some of the larger retailers to whom our wholesale division has historically sold its products have sought to expand the development and marketing of their own brands and to obtain intimate apparel products directly from the same or similar sources from which our wholesale division obtains its products. Many of these companies have greater financial, technical and sourcing capabilities than we do. If our wholesale division does not continue to provide high quality products and reliable services on a timely basis at competitive prices, we may not be able to continue to compete in the wholesale intimate apparel industry. If we are unable to compete successfully, we could lose one or more of our significant customers which, if not replaced, could negatively impact sales and have an adverse effect on our business, financial condition and results of operations.

The failure to successfully order and manage inventory to reflect customer demand and anticipate changing consumer preferences and buying trends may adversely affect our revenue and profitability.

Our success depends, in part, on management’s ability to anticipate and respond effectively to rapidly changing fashion trends and consumer tastes and to translate market trends into appropriate, saleable product offerings. Generally, merchandise must be ordered well in advance of the applicable selling season and the extended lead times may make it difficult to respond rapidly to new or changing product trends or price changes. If we are unable to successfully anticipate, identify or react to changing styles or trends and we misjudge the market for our products or our customers’ purchasing habits, then our product offerings may be poorly received by the ultimate consumer and may require substantial discounts to sell, which would reduce sales revenue and lower profit margins. In addition, we will incur additional costs if we need to redesign our product offerings. Brand image also may suffer if customers believe that we are unable to offer innovative products, respond to the latest fashion trends, or maintain product quality.

We may need additional financing in the future and may not be able to obtain it on favorable terms, or at all, which could limit our ability to grow and dilute the ownership interests of existing shareholders.

We expect that our existing cash and cash equivalents, and borrowings under our credit facility and term loan, will be sufficient to meet our cash requirements to fund operations and expected capital expenditures through July 25, 2009. To the extent that our cash generated from operations along with the available borrowings under our credit facility are insufficient to fund our activities, we may need to raise additional funds. In the event we need to raise additional funds, we cannot be certain that we will be able to obtain such additional financing on favorable terms, or at all. Further, if we obtain additional funding through the issuance of equity, shareholders may experience dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. Future financings may place restrictions on how we operate our business. If we cannot raise funds on acceptable terms, if and when needed, we may be required to curtail our operations significantly, which could adversely affect our business.

We depend on key personnel and we may not be able to operate and grow the business effectively if we lose the services of any key personnel or are unable to attract qualified personnel in the future.

We are dependent upon the continuing service of key personnel and the hiring of other qualified employees. In particular, we are dependent upon the management and leadership of Peter Cole, our Executive Chairman, Melvyn Knigin, the Chief Executive Officer of the wholesale division, Linda LoRe, the Chief Executive Officer of the retail division, and Thomas Rende, our Chief Financial Officer. The loss of any of them or other key personnel could affect our ability to operate the business effectively.

Our retail division historically has depended on a high volume of mall traffic, the lack of which would hurt our business.

Most Frederick’s of Hollywood stores are located in shopping malls. Sales at these stores are influenced, in part, by the volume of mall traffic. Frederick’s of Hollywood stores benefit from the ability of the malls’ “anchor” tenants, generally large department stores, and other area attractions to generate customer traffic in the vicinity of its stores and the continuing popularity of malls as shopping destinations. A decline in the desirability of the shopping environment of a particular mall, whether due to the closing of an anchor tenant or competition from non-mall retailers, or a decline in the popularity of shopping malls generally, could reduce the volume of mall traffic, which could have an adverse effect on our business, financial condition and results of operations.

If leases for Frederick’s of Hollywood stores cannot be negotiated on reasonable terms, our growth and profitability could be harmed.

The growth in our retail division’s sales is significantly dependent on management’s ability to operate retail stores in desirable locations with capital investments and lease costs that allow for the opportunity to earn a reasonable return. Desirable locations and configurations may not be available at a reasonable cost, or at all. If we are unable to renew or replace our store leases or enter into leases for new stores on favorable terms, our growth and profitability could be harmed.

Our wholesale business is concentrated on one key customer, and a significant decrease in business from or the loss of this key customer could substantially reduce revenues.

Walmart accounted for approximately 66% of wholesale sales for the period from January 28, 2008 (the closing date of the merger) through July 26, 2008, and approximately 59% and 51% of sales, respectively, for the twelve months ended July 26, 2008 and July 28, 2007. We do not have a long-term contract with Walmart and, therefore, our wholesale business is subject to significant unpredictable increases and decreases in sales depending upon the size and number of orders we receive from Walmart. We are expecting a significant decrease in Walmart business during fiscal year 2009, which could have a material adverse effect on our business, financial condition and results of operations.

The extent of our foreign sourcing and manufacturing may adversely affect our business, financial condition and results of operations.

Substantially all of our products are manufactured outside the United States. As a result of the magnitude of foreign sourcing and manufacturing, our retail and wholesale businesses are subject to the following risks:

•	political and economic instability in foreign countries, including heightened terrorism and other security concerns, which could subject imported or exported goods to additional or more frequent inspections, leading to delays in deliveries or impoundment of goods, or to an increase in transportation costs of raw materials or finished product;

•	the imposition of regulations and quotas relating to imports, including quotas imposed by bilateral textile agreements between the United States and foreign countries, including China, where we conduct business;

•	the imposition of duties, taxes and other charges on imports;

•	significant fluctuation of the value of the U.S. dollar against foreign currencies;

•	restrictions on the transfer of funds to or from foreign countries; and

•	violations by foreign contractors of labor and wage standards and resulting adverse publicity.

If these risks limit or prevent us from selling, manufacturing or acquiring products from foreign suppliers, our operations could be disrupted until alternative suppliers are found, which could negatively impact our business, financial condition and results of operations.

Our wholesale business operates on very tight delivery schedules. If there are delays and expected delivery dates cannot be met, it could negatively affect our profitability.

If there is a delay in the delivery of goods and delivery schedules cannot be met, then our wholesale customers may cancel their orders or request a reduced price for the delivery of their orders. If orders are canceled, it would result in an over-inventoried position and require the sale of inventory at low or negative gross profits, which would reduce our profitability. We may also incur extra costs to meet customer delivery dates, which would also reduce our profitability.

Any disruptions at our distribution centers could materially affect our ability to distribute products, which could lead to a reduction in our revenue and/or profits.

Our distribution centers in Phoenix, AZ and Poplarville, MS serve our retail and wholesale customers. There is no backup facility or any alternate distribution arrangements in place. If we experience disruptions at either of our distribution centers that impede the timeliness or fulfillment of the products to be distributed, or either distribution center is partially or completely destroyed, becomes inaccessible, or is otherwise not fully usable, whether due to unexpected circumstances such as weather conditions or disruption of the transportation systems or uncontrollable factors such as terrorism and war, it would have a material adverse effect on our ability to distribute products, which in turn would have a material adverse effect on our business, financial condition and results of operations.

The failure to upgrade information technology systems as necessary could have an adverse effect on our operations.

Some of our information technology systems, which are primarily utilized to manage information necessary to price and ship products, manage production and inventory and generate reports to evaluate business operations, are dated and are comprised of multiple applications, rather than one overarching state-of-the-art system. Modifications involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. If we are unable to effectively implement these systems and update them where necessary, this could have a material adverse effect on our business, financial condition and results of operations.

The processing, storage and use of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

The collection of data and processing of transactions through our Frederick’s of Hollywood e-commerce website and call centers require us to receive and store a large amount of personally identifiable data. This type of data is subject to legislation and regulation in various jurisdictions. We may become exposed to potential liabilities with respect to the data that we collect, manage and process, and may incur legal costs if our information security policies and procedures are not effective or if we are required to defend our methods of collection, processing and storage of personal data. Future investigations, lawsuits or adverse publicity relating to our methods of handling personal data could adversely affect our business, financial condition and results of operations due to the costs and negative market reaction relating to such developments.

Our collection and remittance of sales and use tax may be subject to audit and may expose us to liabilities for unpaid sales or use taxes, interest and penalties on past sales.

We sell Frederick’s of Hollywood products through three channels: retail specialty stores, mail order catalogs and our e-commerce website. We have historically operated these channels separately and account for sales and use tax separately. Currently, our mail order and e-commerce subsidiaries collect and pay sales tax to the relevant state taxing authority on sales made to residents in any state in which we have a physical presence. Our retail subsidiaries are periodically audited by state government authorities. It is possible that one or more states may disagree with our method of assessing and remitting these taxes, including sales tax on catalog and e-commerce sales. We expect to challenge any and all future assertions by state governmental authorities or private litigants that we owe sales or use tax, but we may not prevail. If we do not prevail, we could be held liable for substantial sales and use taxes, interest and penalties which could have an adverse effect on our profitability.

We could be sued for trademark infringement, which could force us to incur substantial costs and devote significant resources to defend the litigation.

We use many trademarks and product designs in our businesses and believe these trademarks and product designs are important to our business, competitive position and success. As appropriate, we rely on trademark and copyright laws to protect these designs even if not formally registered as marks, copyrights or designs. Third parties may sue us for alleged infringement of their proprietary rights. The party claiming infringement might have greater resources than us to pursue its claims, and we could be forced to incur substantial costs and devote significant management resources to defend the litigation. Moreover, if the party claiming infringement were to prevail, we could be forced to discontinue the use of the related trademark, patent or design and/or pay significant damages, or to enter into expensive royalty or licensing arrangements with the prevailing party, assuming these royalty or licensing arrangements are available at all on an economically feasible basis, which they may not be.

If we cannot protect our trademarks and other proprietary intellectual property rights, our business may be adversely affected.

We may experience difficulty in effectively limiting unauthorized use of our trademarks and product designs worldwide, which may cause significant damage to our brand name and our ability to effectively represent ourselves to our agents, suppliers, vendors and/or customers. We may not be successful in enforcing our trademark and other proprietary rights and there can be no assurance that we will be adequately protected in all countries or that we will prevail when defending our trademark and proprietary rights.

Our stock price has been highly volatile.

The trading price of our common stock has been highly volatile. For example, the trading price of our common stock has ranged from $3.10 per share on January 28, 2008, the closing date of the merger, to $0.53 per share on October 10, 2008, with intraday low and high prices ranging from $0.51 to $4.25 per share. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

•	quarterly variations in operating results;

•	general economic conditions; and

•	other events or factors that are beyond our control.

Any negative change in the public’s perception of the prospects of the retail industry could further depress our stock price regardless of our results. Other broad market fluctuations may lower the trading price of our common stock. Following significant declines in the market price of a company’s securities, securities class action litigation may be instituted against that company. Litigation could result in substantial costs and a diversion of management’s attention and resources.

ITEM 1B. —	UNRESOLVED STAFF COMMENTS

None.

ITEM 2. —	PROPERTIES

The following table sets forth all of the facilities that we owned or leased as of July 26, 2008, excluding retail stores. In addition to the facilities described in the table, our wholesale division utilizes a public warehouse in Canada on a per-shipment basis to accommodate our Canadian customers. We believe that our facilities are adequate for our current and reasonably foreseeable future needs and that our properties are in good condition and suitable for the conduct of our business.

		Owned or	Square	Annual	Expiration
Location	Use	Leased	Footage	Rent	of Lease

6255 Sunset Boulevard Los Angeles, CA	Retail Corporate Offices	Leased	27,000	$742,130	2/2015
5005 S. 40th Street Phoenix, AZ	Operations Center and Corporate Offices	Leased	168,000	$989,436	3/2018
1115 Broadway, New York, NY	Corporate Offices	Leased	11,000	$1,189,759	12/2010
	Divisional Sales Office and Showroom		8,000
	Production Staff and Design		12,000

			31,000

180 Madison Ave. New York, NY	Sales Office and Showroom	Leased	3,000	$112,229	5/2011
Poplarville, MS	Manufacturing Support	Leased	24,000	$7,500	11/2010
	Warehousing and Distribution		172,000
	Office		16,000

			212,000

	Vacant	Owned	29,000		N/A
Km. 26 Bo. Dolores,
Rizal, Taytay
Philippines,	Administrative and	Leased	4,000	$42,634	1/2011
	Sample and Pattern Making Manufacturing		15,000

			19,000

Montreal, Canada	Office	Leased	500	$4,200	Month to Month
2299 Yanan Road West Shanghai, China	Showroom/office	Leased	400	$27,489	2/2010

Our 133 Frederick’s of Hollywood retail stores are located in leased facilities, primarily in shopping malls in 29 states. A substantial portion of these lease commitments consist of store leases with an initial term of ten years. The leases expire at various dates between 2008 and 2020. Rental terms for new locations often include a fixed minimum rent plus a percentage of sales in excess of a specified amount. Certain operating costs such as common area maintenance, utilities, insurance and taxes are typically paid by Frederick’s of Hollywood. As a part of our normal-course operations, we will continue to close certain underperforming retail stores upon the expiration of such store leases. See “— Retail Operations — Stores.”

The following table sets forth the locations of Frederick’s of Hollywood retail stores as of September 26, 2008.

Arizona	6	Massachusetts	4	Oklahoma	2
California	46	Michigan	3	Oregon	2
Connecticut	1	Minnesota	1	Pennsylvania	1
Florida	16	Missouri	1	South Carolina	1
Georgia	5	Nevada	5	Tennessee	1
Hawaii	1	New Hampshire	2	Texas	12
Illinois	4	New Jersey	1	Virginia	2
Indiana	1	New Mexico	1	Washington	1
Kansas	1	New York	6	Wisconsin	1
Maryland	1	Ohio	4

Typically, when space is leased for a retail store in a mall shopping center, all improvements, including interior walls, floors, ceilings, fixtures and decorations are performed by contractors designated by Frederick’s of Hollywood. The cost of improvements varies widely, depending on the design, size and location of the store. As a lease incentive in certain cases, the landlord of the property may provide a construction allowance to fund all, or a portion, of the cost of improvements.

ITEM 3. —	LEGAL PROCEEDINGS

On October 12, 2006, a purported class action was filed by Dennis Luciani, the purported class action representative, against Frederick’s of Hollywood, Inc. (“Frederick’s of Hollywood”) and its subsidiary, Frederick’s of Hollywood Stores, Inc., in the Superior Court of California, County of Los Angeles. The complaint alleged that Frederick’s of Hollywood violated certain California consumer privacy laws in requesting cardholders’ telephone numbers during credit card refund transactions and recording such telephone numbers onto a form. The plaintiff requested certification of the lawsuit as a class action, and sought statutory civil penalties and attorneys’ fees, among other things. Frederick’s of Hollywood filed an answer denying the plaintiff’s claims and asserting various defenses. In order to mitigate the cost of litigation, the plaintiff, Frederick’s of Hollywood and Frederick’s of Hollywood Stores, Inc. entered into a settlement agreement for the named plaintiff and the purported class, which was granted final approval by the Court on October 2, 2007. Pursuant to the settlement agreement, Frederick’s of Hollywood (1) paid $2,500 to the class representative, (2) paid $150,000 in attorneys’ fees to the plaintiff’s attorneys, (3) provided each class member who filed a claim form with a certificate good for a certain amount off of future products purchased from Frederick’s of Hollywood stores, (4) agreed to adopt a policy not to request personal identification information from customers in all California Frederick’s of Hollywood stores in conjunction with the processing of returns for credit card refunds and (5) agreed to bear the costs of implementing the settlement, including the costs of providing notice to potential class members and of retaining a claims administrator. The case was dismissed with prejudice pursuant to the settlement agreement on December 14, 2007.

On May 30, 2008, Frederick’s of Hollywood brought an action in the Superior Court of California, County of Los Angeles against MarketLive, Inc., a California corporation, for breach of contract, breach of duty of good faith and fair dealing, negligence, fraud by concealment of material facts, fraudulent promise without intent to perform, fraud by intentional misrepresentation, negligent misrepresentation, unfair business practices and breach of express warranty. The complaint alleges that MarketLive failed to create an e-commerce platform for Frederick’s of Hollywood that worked properly and had appropriate security. Relief sought includes, among other things, unspecified compensatory and punitive damages, prejudgment interest and attorneys’ fees. MarketLive has asserted cross-claims against Frederick’s of Hollywood for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional misrepresentation and fraud, negligent misrepresentation, negligence, violation of section 17200 of the California Business and Professions Code and account stated. Relief sought by MarketLive includes $504,000, plus unspecified punitive damages, prejudgment interest and attorneys’ fees. A mediation has been scheduled for November 12, 2008. We believe that MarketLive’s claims are without merit and we intend to vigorously defend against them.

We are involved from time to time in litigation incidental to our business. We believe that the outcome of any other litigation will not have a material adverse effect on our results of operations or financial condition.

ITEM 4. —	SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

PART II

ITEM 5. —	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE Alternext US (formerly, the American Stock Exchange) under the symbol “FOH.” The following table sets forth the reported high and low sales prices per share for the periods indicated.

	High	Low

Year Ended July 26, 2008
First Quarter	$5.20	$4.10
Second Quarter	4.70	2.54
Third Quarter	4.25	2.01
Fourth Quarter	2.80	0.95
Year Ended July 28, 2007
First Quarter	$1.74	$1.44
Second Quarter	5.94	1.50
Third Quarter	7.00	4.02
Fourth Quarter	5.80	3.92

On October 10, 2008, the closing sale price of our common stock was $0.53.

Holders

As of September 26, 2008, there were approximately 690 shareholders of record of our common stock. We believe that there are a significant number of beneficial owners of our common stock whose shares are held in “street name.”

Dividend Policy

We have not paid any cash dividends on our common stock to date and do not intend to pay dividends. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any cash dividends in the foreseeable future. The payment of dividends will be within the discretion of our board of directors and will be contingent upon our revenues and earnings, if any, capital requirements, general financial condition and such other factors as such board will consider. At July 26, 2008, we had accrued dividends on our Series A 7.5% Convertible Preferred Stock of $281,000.

Equity Compensation Plan Information

The following sets forth certain information as of July 26, 2008 concerning our equity compensation plans:

	Number of Shares to
	be Issued Upon		Weighted-Average	Number of Shares
	Exercise of		Exercise Price of	Remaining Available for
	Outstanding Options,		Outstanding Options,	Future Issuance Under
Plan Category	Warrants and Rights		Warrants and Rights	Equity Compensation Plans

Plans approved by shareholders
1988 Non-Qualified Stock Option Plan	450,000		$2.06	383,333
1994 Incentive Stock Option Plan	55,000		$1.25	—
2000 Performance Equity Plan	656,750	(1)	$2.68	1,090,975	(2)
2003 Employee Equity Incentive Plan	1,171,902		$2.52	—
Warrants Issued to Standby Purchasers(3)	596,591		$3.52	—
Plans not approved by shareholders	—		—	—

Total	2,930,243		$2.66	1,474,308

(1)	Includes 18,000 shares of common stock issuable upon exercise of options under our 2000 Performance Equity Plan granted to non-employee directors pursuant to our Non-Employee Director Compensation Plan.

(2)	Our Non-Employee Director Compensation Plan provides that each non-employee director may elect to receive his or her annual stipend and meeting fees in cash and/or shares of our common stock under our 2000 Performance Equity Plan in such proportion as is determined by each non-employee director. If a non-employee director elects to be paid in stock, either in full or in part, the number of shares of common stock to be issued is determined by dividing the dollar amount of the stipend and meeting fees earned during the quarter (or a percentage thereof, if the non-employee director elects to receive stock payment in part) by the last sale price of our common stock on the last trading day of each calendar quarter in which the fees were earned. As of July 26, 2008, an aggregate of 104,790 shares of common stock have been issued to non-employee directors.

In addition, during the year ended July 26, 2008, we issued, pursuant to the 2000 Performance Equity Plan, 24,194 of fully vested shares of common stock to our Chief Financial Officer and 50,000 shares to Performance Enhancement Partners, LLC (of which our Executive Chairman is the sole member) at a price of $3.10 per share. On July 1, 2008 and 2007, we also issued 17,483 and 4,808 shares of restricted stock, respectively, under the 2000 Performance Equity Plan to the Chief Executive Officer of the wholesale division. Such shares vest on June 30, 2009.

(3)	Upon the closing of the merger, we issued to Fursa Alternative Strategies, LLC (“Fursa”) and certain funds and accounts affiliated with, managed by, or over which Fursa or any of its affiliates exercises investment authority, including, without limitation, with respect to voting and dispositive rights, and Tokarz Investments, LLC (“Tokarz Investments” and together with Fursa, the “FOH Holdings Stockholders”) warrants to purchase an aggregate of 596,591 shares of common stock as sole consideration for their commitments to act as standby purchasers in connection with our $20 million rights offering. The warrants are currently exercisable at an exercise price of $3.52 per share and expire on January 28, 2011.

ITEM 6. —	SELECTED FINANCIAL DATA

This item is not required to be completed by smaller reporting companies. Our consolidated financial statements are contained elsewhere in this report in Item 8 — “Financial Statements and Supplementary Data.”

ITEM 7. —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

The Company is a New York corporation incorporated on April 10, 1935. On December 18, 2006, the Company entered into an Agreement and Plan of Merger and Reorganization, as amended, with Fred Merger Corp., a wholly-owned subsidiary of the Company, and FOH Holdings. On January 28, 2008, the Company consummated its merger with FOH Holdings. As a result, FOH Holdings is now a wholly-owned subsidiary of the Company. FOH Holdings is the parent company of Frederick’s of Hollywood, Inc. Following the merger, the Company changed its name from Movie Star, Inc. to Frederick’s of Hollywood Group Inc.

In connection with the merger, the Company:

•	issued to the FOH Holdings Stockholders an aggregate of 11,844,591 shares of common stock in exchange for all of FOH Holdings’ outstanding common stock, of which 2,368,916 shares (representing 20% of the shares of common stock issued to the FOH Holdings Stockholders) were deposited into escrow for 18 months following the closing of the merger, subject to extension under certain circumstances, to cover any indemnification claims that we may bring for certain matters, including breaches of FOH Holdings’ covenants, representations and warranties in the merger agreement. Similarly, 618,283 treasury shares of common stock (representing 7.5% of the aggregate number of issued and outstanding shares of common stock immediately prior to the closing of the merger) were deposited into escrow for 18 months following the closing of the merger, subject to certain conditions, to cover any indemnification claims that may be brought by the FOH Holdings Stockholders against us;

•	raised $20 million of gross proceeds through (i) the issuance of an aggregate of 752,473 shares of common stock upon exercise by our shareholders of non-transferable subscription rights to purchase shares of common stock (the “Rights Offering”) and (ii) the issuance of an aggregate of 4,929,345 shares of common stock not subscribed for by our shareholders in the Rights Offering that were purchased on an equal basis by Fursa and Tokarz Investments, who acted as standby purchasers (the “Standby Purchase”). As sole consideration for their commitments in connection with the Standby Purchase, we issued warrants to the standby purchasers representing the right to purchase an aggregate of 596,591 shares of common stock;

•	issued an aggregate of 3,629,325 shares of Series A 7.5% Convertible Preferred Stock to Fursa in exchange for a $7.5 million portion of the debt owed by FOH Holdings and its subsidiaries; and

•	issued to Performance Enhancement Partners, LLC (of which our Executive Chairman is the sole member) and our Chief Financial Officer 50,000 and 24,194 shares of common stock, respectively, under the 2000 Performance Equity Plan in accordance with the terms of their respective consulting and employment agreements. The Chief Executive Officer and certain other employees of FOH Holdings also were issued an aggregate of 290,006 shares of restricted common stock in accordance with the terms of the merger agreement and their respective equity incentive agreements.

Overview

We are primarily a retailer of women’s intimate apparel and related products through mall-based specialty stores in the United States, which we refer to as “Stores,” and mail order catalogs and the Internet, which we refer to collectively as “Direct.” We also design, manufacture, source, distribute and sell women’s intimate apparel to mass merchandisers, specialty and department stores, discount retailers, national and regional chains and direct mail catalog marketers throughout the United States and Canada.

We conduct our business through two operating divisions: the multi-channel retail division and the wholesale division. Our business reporting segments are retail and wholesale. We believe this method of segment reporting reflects both the way our business segments are managed and the way each segment’s performance is evaluated. The retail segment includes our Frederick’s of Hollywood Stores and Direct operations. The wholesale segment includes our wholesale operations in the U.S. and Canada.

Financial information about the retail segment for the year ended July 26, 2008 and July 28, 2007 and about the wholesale segment from January 28, 2008 (the closing date of the merger) through July 26, 2008 is included in the consolidated financial statements contained herein.

Fiscal 2009 Initiatives

Throughout fiscal year 2008, we have operated under challenging macroeconomic conditions, which have had a negative impact on our revenues, gross margins and earnings. These conditions have continued into the first quarter of fiscal year 2009 and we believe that they will continue during the remainder of fiscal year 2009. Our efforts are focused on implementing changes in our business strategy described below that we believe over time will both increase revenues and reduce costs. We expect that some of these initiatives will have an immediate impact on our operating results while others may take more time. We cannot be certain that these initiatives will produce positive operating results in fiscal 2009. These key initiatives include:

•	Reducing operating expenses. While the macroeconomic environment continues to present challenges to both our retail and wholesale divisions, following the consummation of the merger, we have taken and are continuing to take a number of actions to reduce operating expenses, which include reducing personnel through the elimination of executive and support positions, decreasing the use of outside consultants, and consolidating employee benefits and insurance.

•	Consolidating Functions. During fiscal year 2008, the wholesale division accounted for approximately 6% of the dollar value of our retail division’s merchandise purchases. Our objective is to continue to vertically integrate our retail and wholesale operations in order to derive additional margin benefits. To this end, we have been evaluating our entire organization to determine where we can improve operational efficiencies and have begun to consolidate both companies’ merchandising and design, distribution, information technology and finance functions. We also have been transitioning manufacturing support functions to our new manufacturing facility in the Philippines.

•	Continuing to reduce catalog circulation. As a result of rising costs, we have continued to reduce Frederick’s of Hollywood’s annual catalog circulation from approximately 26.3 million in fiscal year 2006 to approximately 20.4 million in fiscal year 2007 to approximately 18.7 million in fiscal year 2008. Since we have reduced catalog circulation, we are endeavoring to expand our Internet customer base through various methods, including partnering with Internet search engines and participating in affiliate programs. Following an unsuccessful transition earlier this fiscal year to a new web platform, we have focused our efforts on replacing our website with a state-of-the-art e-commerce system hosted by a third-party service provider, which we expect will be operational in early calendar year 2009. We believe our upgraded and enhanced website, combined with improved customer acquisition and retention capabilities, will enable www.fredericks.com to provide customers with an enhanced pleasurable online shopping experience for intimate apparel and related products.

•	Reducing planned store openings. Following the consummation of the merger in January 2008, we had anticipated that we would open, relocate and/or remodel approximately 40 to 50 new stores over three years. However, due to uncertain economic conditions and our poor operating performance in fiscal year 2008, we have revised our retail store expansion plans for fiscal year 2009 to include only three store openings and one store remodeling. We also expect to close two stores. We continuously evaluate our longer-term store expansion plans and intend to make appropriate adjustments as business conditions permit.

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

Our accounting policies are more fully described in Note 2 to the consolidated financial statements contained elsewhere in this report. Management has identified certain critical accounting policies that are described below.

The Company’s most significant areas of estimation and assumption are:

•	determination of the appropriate amount and timing of markdowns to clear unproductive or slow-moving retail inventory and overall inventory obsolescence;

•	determination of appropriate levels of reserves for accounts receivable allowances and sales discounts;

•	estimation of future cash flows used to assess the recoverability of long-lived assets, including trademarks and goodwill;

•	estimation of expected customer merchandise returns; and

•	estimation of the net deferred income tax asset valuation allowance.

Accounts Receivable/Allowance for Doubtful Accounts and Sales Discounts — Our accounts receivable is net of allowance for doubtful accounts and sales discounts. An allowance for doubtful accounts is determined through the analysis of the aging of accounts receivable at the date of the financial statements. An assessment of the accounts receivable is made based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant, primarily due to our history of minimal bad debts. An allowance for sales discounts is based on discounts relating to open invoices where trade discounts have been extended to customers, costs associated with potential returns of products, as well as allowable customer markdowns and operational charge backs, net of expected recoveries. These allowances are included as a reduction to net sales and are part of the provision for allowances included in accounts receivable. The foregoing results from seasonal negotiations and historic deduction trends, net of expected recoveries and the evaluation of current market conditions. As of July 26, 2008 and July 28, 2007, accounts receivable was net of allowances of $979,000 and $0, respectively. This allowance is the result of the addition of the wholesale division in connection with the merger. The wholesale accounts receivable as of July 26, 2008, net of the $979,000 allowance, was $5,027,000. Management believes its allowance for doubtful accounts and sales discounts are appropriate, and actual results should not differ materially from those determined using necessary estimates. However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If market conditions were to worsen, management may take actions to increase customer incentive offerings, possibly resulting in an incremental allowance at the time the incentive is offered.

Merchandise Inventories — Retail store inventories are valued at the lower of cost or market using the retail inventory first-in, first-out (“FIFO”) method, and wholesale, catalog and Internet inventories are valued at the lower of cost or market, on an average cost basis that approximates the FIFO method. Freight costs are included in inventory and vendor promotional allowances are recorded as a reduction in inventory cost. These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations as well as gross margins. Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends. Additionally, we accrue for planned but unexecuted markdowns. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. Inventory reserves were $1,312,000 at July 26, 2008, and $238,000 at July 28, 2007. This increase was due to the addition of the wholesale inventory in connection with the merger. The wholesale inventory was $8,966,000, net of a $1,075,000 reserve.

Deferred Catalog Costs — Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit. Direct-response advertising consists primarily of product catalogs of FOH Holdings’ mail order subsidiary. The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally six months. The realizability of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future net revenues. Direct-response advertising costs of $2,297,000 and $2,409,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at July 26, 2008 and July 28, 2007, respectively. Management believes that they have appropriately determined the expected period of future benefit as of the date of its consolidated financial statements; however, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.

Impairment of Long-Lived Assets — We review long-lived assets, including property and equipment and our amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows. If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. No impairment was recorded for the years ended July 26, 2008 and July 28, 2007.

Goodwill and Intangible Assets — We have certain intangible assets and goodwill. Intangible assets consist of trademarks, principally the Frederick’s of Hollywood trade name, customer relationships, and domain names recognized in accordance with purchase accounting. We have determined the trademarks and domain names to have indefinite lives. Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets, requires us to not amortize goodwill and certain other indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred. We conducted our annual impairment evaluations of goodwill and indefinite life intangibles as of July 26, 2008 and July 28, 2007. Based on these evaluations, no impairment was recorded for the years ended July 26, 2008 and July 28, 2007.

Income Taxes — Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in our financial statements and income tax returns. We provide a valuation allowance for deferred income tax assets when it is considered more likely than not that all or a portion of such deferred income tax assets will not be realized. Due to the merger, we underwent a change in control under Section 382 of the Internal Revenue Code and, therefore, our net operating loss carryforwards may be limited.

Effect of New Accounting Standards — See Note 2 to our consolidated financial statements for a discussion of recent accounting developments and their impact on our consolidated financial statements contained elsewhere in this report.

Results of Operations

As a result of the merger being accounted for as a reverse acquisition in which the Company was treated as the acquired company, and FOH Holdings was treated as the acquiring company, Movie Star’s historical financial results are not included in the financial statements presented in this Form 10-K and the historical financial statements reflect only FOH Holdings’ consolidated financial statements. Therefore, the historical financial information for periods and dates prior to January 28, 2008 is that of FOH Holdings and its subsidiaries and for periods subsequent to January 28, 2008 is that of the merged company.

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

The following table shows each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the consolidated financial statements included elsewhere in this report (in thousands, except for percentages, which percentages may not add due to rounding):

	Year Ended
	July 26, 2008(1)		July 28, 2007		July 29, 2006

Net sales	$182,233	100.0%	$155,238	100.0%	$136,705	100.0%
Cost of goods sold, buying and occupancy	115,306	63.3%	90,201	58.1%	80,102	58.6%

Gross profit	66,927	36.7%	65,037	41.9%	56,603	41.4%
Selling, general and administrative expenses	80,108	44.0%	61,996	39.9%	57,579	42.1%

Operating income (loss)	(13,181)	(7.2)%	3,041	2.0%	(976)	(.7)%
Interest expense, net	2,048	1.1%	2,093	1.3%	2,422	1.8%

Income (loss) from continuing operations before income tax provision	(15,229)	(8.4)%	948	.6%	(3,398)	(2.5)%
Income tax provision	154	.1%	548	.4%	127	.1%

Income (loss) from continuing operations	(15,383)	(8.4)%	400	.3%	(3,525)	(2.6)%
Discontinued operations, net of tax provision	—	—	41	—	240	.2%

Net income (loss)	(15,383)	(8.4)%	441	.3%	(3,285)	(2.4)%

Less: Preferred stock dividends	281		—		—

Net income (loss) available to common shareholders	$(15,664)		$441		$(3,285)

(1)	Reflects the merged entity as of January 28, 2008. See Note 1 to the consolidated financial statements contained elsewhere in this report.

Fiscal Year 2008 Compared to Fiscal Year 2007

Net Sales

Net sales for the year ended July 26, 2008 increased to $182,233,000 as compared to $155,238,000 for the year ended July 28, 2007, and were comprised of retail and wholesale sales as follows (in thousands):

	Year Ended
	July 26,	July 28,
Net Sales:	2008	2007

Retail	$153,748	$155,238
Wholesale	28,485	—

Total net sales	$182,233	$155,238

The increase in net sales resulted from the addition of $28,485,000 of net sales generated from January 28, 2008 through July 26, 2008 by the wholesale division following the consummation of the merger. The increase was partially offset by a decrease in retail sales of $1,490,000, which was primarily due to a weak retail environment and an unsuccessful transition to a new web platform, partially offset by the contribution from new stores.

The wholesale division’s net sales by customer, which are included in total net sales for the year ended July 26, 2008, were as follows ($ in thousands):

	Year Ended
Customer	July 26, 2008

Walmart	$18,797	66.0%
All other U.S. customers	9,334	32.8%

Total U.S. customers	28,131	98.8%
Canada	354	1.2%

Total	$28,485	100.0%

The wholesale division’s backlog of open orders by customer as of July 26, 2008 was as follows ($ in thousands):

Customer	As of July 26, 2008

Walmart	$9,709	39.2%
All other U.S. customers	14,246	57.5%

Total U.S. customers	23,955	96.7%
Canada	830	3.3%

Total	$24,785	100.0%

The decrease in net sales for the retail division to $153,748,000 for the year ended July 26, 2008 from $155,238,000 for the prior year was the result of the following:

•	Comparable store sales decreased by approximately 0.2% for the year ended July 26, 2008, compared to the prior year. Comparable store sales are defined as net sales for stores that have been open for one complete year.

•	The overall total store sales increased by $3,583,000 or 3.9% for the year ended July 26, 2008 compared to the prior year.

•	Direct sales, which are comprised of sales from our catalog and website operations, decreased by $5,073,000 for the year ended July 26, 2008 compared to the prior year, which was primarily due to a decrease in consumer spending resulting from the challenging retail environment and an unsuccessful transition to a new web platform during fiscal year 2008.

Gross Profit

Gross margin (gross profit as a percentage of net sales) for the year ended July 26, 2008 was 36.7% as compared to 41.9% for the prior year. The primary reason for the decrease was the lower gross margin in the wholesale division, which was approximately 25.1% for the year ended July 26, 2008. The gross margin in the retail division also decreased for year ended July 26, 2008 to 38.9% as compared to 41.9% in the prior year.

The largest contributors to the decrease in gross margin for the retail division were the following:

•	Product costs as a percentage of sales increased by 1.2% for the year ended July 26, 2008 as compared to the prior year. The increase was primarily the result of higher markdowns.

•	Occupancy costs, which consist of rent, common area maintenance, utilities and real estate taxes, increased by $556,000 or 2.7% for the year ended July 26, 2008, as compared to the prior year. This increase was primarily due to net increases in rents and common area costs, which resulted from the addition of stores in higher-end malls with higher annual rents with the potential for higher sales, and the elimination of stores in lower-end malls that have lower rents and lower sales potential, as well as the renewal of leases at a higher annual cost.

•	Buying costs, which are the costs associated with our buying and merchandising teams and their activities, increased by $632,000 or 17.4% for the year ended July 26, 2008 as compared to the prior year. This increase was primarily the result of higher salaries and salary-related costs from additional personnel, as well as higher salaries overall.

•	Depreciation increased by $719,000 or 31.3% for the year ended July 26, 2008 as compared to the prior year. This increase is due to increased investment in new and remodeled stores.

Selling, General and Administrative Expenses

Included in selling, general and administrative expenses for the year ended July 26, 2008 were one-time non-recurring merger related expenses that totaled $2,241,000. They consisted of the following (in thousands):

Year Ended
July 26, 2008

Stock compensation expense	$876
Audit fees in excess of normal audit costs	630
Bonuses paid in connection with the merger	450
Insurance policies purchased as a requirement of the merger	285

Total additional selling, general and administrative expenses	$2,241

Selling, general and administrative expenses for the year ended July 26, 2008 increased by $18,112,000 to $80,108,000 or 44.0% of sales, from $61,996,000 or 39.9% of sales for the prior year. The increase was primarily the result of the following:

•	The selling, general and administrative expenses of the wholesale division were added following the consummation of the merger, which accounted for $10,143,000 of the total selling, general and administrative expenses for the period.

•	Overhead related to our New York executive office totaling $1,515,000 was also added to selling, general and administrative expenses following the consummation of the merger, which included costs associated with our Executive Chairman, Chief Financial Officer and our board of directors, as well as stock compensation expense, which was primarily related to stock issuances and stock option grants to Performance Enhancement Partners, LLC (of which our Executive Chairman is the sole member) and our Chief Financial Officer in connection with the merger.

•	Store selling, general and administrative expenses increased by $3,262,000, which resulted from increases in (1) telephone expenses of $571,000 related to the implementation of higher speed Internet connections to improve and facilitate electronic data exchange, (2) salaries and salary-related costs of $167,000 to accommodate store staffing needs and (3) credit card fees of $265,000 due to an increase in fees charged by credit card companies. Additionally, a $519,000 benefit was recorded in the prior year in connection with the settlement of an insurance claim related to hurricane Katrina, which was partially offset by miscellaneous income in the current year of $225,000 related to the buyout of a lease by the landlord.

•	Direct selling, general and administrative expenses increased by $757,000, primarily as a result of higher catalog costs of $956,000. The increase in catalog costs was due to increases in costs associated with printing and mailing of the catalogs as well as the accelerated expensing of catalog costs as compared to the prior year due to a lower expectation of future sales volume. Marketing expenses increased by $638,000 as a result of increases in Internet search engine costs and photography costs. These increases were partially offset by a decrease of $448,000 in costs relating to our fulfillment center as a result of lower sales and greater operating efficiencies.

•	Expenses related to our California corporate office increased by $1,663,000, which was due to an increase in salaries and salary-related costs of $1,750,000, partially offset by a decrease in consulting fees of $450,000. The increase in salaries and salary-related costs and decrease in consulting fees resulted from hiring permanent personnel in the finance and information technology departments to replace consultants. Professional fees increased by $529,000, primarily as a result of increased accounting fees related to the accelerated audit of FOH Holdings’ fiscal 2007 year end financial statements. Stock compensation expense increased by $418,000, which resulted from the issuance of stock options and restricted stock grants in accordance with three employees’ equity incentive agreements in connection with the merger (including the Chief Executive Officer of the retail division). In addition, insurance expense increased by $221,000 as a result of the purchase of additional policies required upon the consummation of the merger and occupancy costs increased by $224,000 as a result of additional space leased in fiscal year 2008. These increases were partially offset by a reduction in bonuses of $801,000, due to no performance bonuses being earned in fiscal year 2008, partially offset by bonuses that were paid in accordance with three employees’ equity incentive agreements in connection with the merger (including the Chief Executive Officer of the retail division).

•	Brand marketing expenses increased by $771,000 from $1,472,000 to $2,243,000. Brand marketing is used to increase brand awareness through the announcement of new product launches, the arrival of seasonal collections and the opening of new stores. This is accomplished primarily through public relations activities, including press releases and media events. The increase was primarily due to brand marketing expenses of approximately $1,300,000 incurred in connection with a fashion show and charity auction that were held in October 2007 and not held in the previous year. This increase was partially offset by decreases in other brand marketing expenses. The event is not planned for fiscal year 2009.

Interest Expense, Net

During the year ended July 26, 2008, net interest expense was $2,048,000 as compared to $2,093,000 for the prior year. This $45,000 decrease is the result of lower interest rates partially offset by overall higher borrowing levels as compared to the prior year.

Income Tax Provision — Continuing Operations

Our income tax provision for the year ended July 26, 2008 primarily represents minimum and net worth taxes due in various states. Due to the uncertainty of realization in future periods, no tax benefit has been recognized on the current year loss. Accordingly, a full valuation allowance has been established on the current loss and all net deferred tax assets existing at the end of the period excluding the deferred tax liability related to trademarks. Due to the merger, we underwent a change in control under Section 382 of the Internal Revenue Code with respect to the Movie Star entity and, therefore, the pre-merger net operating loss carryforwards of Movie Star may be subject to annual limitations. If net operating losses (“NOLs”) are utilized in future periods, purchase accounting rules may require the tax benefit to be reflected as a reduction of goodwill rather than as a tax benefit in the statement of earnings.

Our income tax provision for the year ended July 28, 2007 includes a provision for federal, state and local income taxes. However, for tax filing purposes, we utilized net operating losses NOLs to eliminate virtually all of the taxes otherwise due. Purchase accounting rules required that the tax benefit resulting from utilization of the NOL be reflected as a reduction of goodwill rather than as reduction of tax expense in the statement of earnings. This treatment is in accordance with FASB No. 141 and FASB No. 109. However, as a result of revisions to FASB No. 141 (i.e., FASB No. 141R), tax benefits recognized in annual reporting periods beginning on or after December 15, 2008 would reduce the income tax provision rather than goodwill. With regard to the remaining NOL carryforward and other deferred tax assets, we periodically review our historical and projected taxable income and consider available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will not be realized. Based on that analysis, a full valuation allowance was established for our net deferred tax assets excluding the deferred tax liability related to trademarks which is not expected to reverse in the same periods as the net deferred tax assets.

Income from Discontinued Operations

We recorded income from discontinued operations, net of tax provision, of $41,000 for the year ended July 28, 2007 and did not have discontinued operations for the year ended July 26, 2008. In determining whether closed stores meet the criteria for continued operations, we consider whether it is likely that customers will migrate to similar stores in the same geographic market as well as the migration of those customers to our direct channels. We closed five stores for the year ended July 28, 2007 that did not meet the criteria and were therefore classified in discontinued operations. We closed seven stores for the year ended July 26, 2008 that did meet the criteria and, therefore, were not classified in discontinued operations. Net sales related to discontinued operations for the year ended July 28, 2007 were $1,518,000.

Fiscal Year 2007 Compared to Fiscal Year 2006

Net Sales

Net sales for the year ended July 28, 2007 increased by $18,533,000 to $155,238,000 from $136,705,000 for the prior year. The following factors contributed to the increase in total net sales:

•	Store sales increased by $10,614,000 or 13.1% over the prior year, which was primarily attributable to an increase in comparable store sales of approximately $7,506,000 or 9.2%. A key operating metric is the performance of comparable store sales, which are the net merchandise sales of stores that have been open for at least one complete year. In fiscal 2007, the increase in comparable store sales was primarily due to a 6.1% increase in average dollar sales per transaction and a 2.7% increase in the number of transactions. The remaining increase in retail store sales was driven by the performance of new stores opened in fiscal 2006 and fiscal 2007 which had not been opened for a complete year.

•	Direct sales increased by $7,876,000 or 15.0% over the prior year. Approximately 12.7% more sales were made through the catalog despite a 22.2% reduction in catalog circulation, and 28.7% more sales were made through the website. During fiscal 2007, the number of orders received increased by 12.9%. Sales generated by placement of orders through Internet search engines and affiliates increased by 31.3% in fiscal 2007.

Gross Profit

Gross margin in fiscal year 2007 increased to 41.9% from 41.4% in the prior year. In dollar terms, gross margin increased by $8,434,000 or 14.9%, which was in line with the increase in total revenues. Cost of goods sold increased by $10,099,000 or 12.6% in fiscal year 2007. The largest contributors to the increase in cost of goods sold were the following:

•	Product costs increased by $4,884,000 or 9.8%, to $54,916,000 in fiscal 2007 due to the increase in product sold. As a percentage of sales, product margins increased slightly from 61.6% in fiscal 2006 to 62.2% in fiscal year 2007 due to a change in the blend of goods sold on many of the established product lines.

•	Occupancy costs consist of the rent, deferred rent, common area maintenance, utilities, real estate taxes and depreciation of the stores and the distribution center in Phoenix. These costs increased by $1,825,000 or 9.6%, to $20,837,000 in fiscal year 2007, partly due to net increases in rents and common area costs of $1,428,000, or 10.2%, over the prior fiscal year. In addition, in anticipation of the forthcoming store expansion, FOH Holdings expanded the dedicated real estate department, which contributed increased costs of $261,000, an increase of 51.2% in fiscal year 2007 over the prior fiscal year.

•	Buying costs consist of the costs of our merchandising teams and their activities. Buying costs increased by $640,000 or 21.4% in fiscal year 2007. An increase of $525,000 or 19.3% was attributable to new positions and salary increases within the merchandise and buying teams, and an increase in associated costs, including travel costs. The remaining increase of $115,000 was related to an increase in information technology costs of 43.1% in fiscal year 2007 resulting from the increased operating costs of the new store communication platform.

•	The remaining increase in fiscal year 2007 was partially attributable to increased shipping and distribution costs arising from the increased sales volume in both retail stores and Direct.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in fiscal year 2007 increased by $4,417,000 or 7.7% over the prior fiscal year. The following factors contributed to the increase:

•	Store personnel-related expenses increased by $1,118,000 or 6.7%, primarily due to increased staffing within the stores and salary increases. Store level staffing was increased to improve customer interactions, which led to an enhanced customer experience and higher levels of customer satisfaction.

•	Corporate and Direct personnel-related costs increased by $2,333,000 or 55.5% due to salary increases of 3% and the introduction of an executive and manager incentive bonus program based upon individual performance and the financial performance of FOH Holdings, for which FOH Holdings recorded $1,000,000 of bonus expense in fiscal year 2007. In addition, consultancy costs of $860,000 were incurred, primarily for merger-related activities, including interim finance and information technology staff.

•	Brand marketing is used to increase brand awareness through the announcement of new product launches, the arrival of seasonal collections and the opening of new stores. This is accomplished primarily through public relations activities, including press releases and media events. In fiscal year 2007, certain events were not held as the business focused on operational initiatives. This decrease in brand marketing activities led to a decrease in costs of $633,000 or 30.1%.

Interest Expense, Net

During the fiscal year ended July 28, 2007, net interest expense was approximately $2,093,000 compared to $2,422,000 for the fiscal year ended July 29, 2006, a decrease of $329,000, or 13.6%. This decrease was primarily due to a decrease in the average outstanding borrowings of approximately $2,858,000 or 10.3%, partially offset by an increase in the average borrowing rate on the revolving credit facility from 7.4% in fiscal year 2006 to 8.3% in fiscal year 2007, which was due to increases in the underlying prime rate. The decrease in average outstanding borrowings was a result of an improved liquidity position from the prior fiscal year, resulting from the issuance of 400,000 shares of FOH Holdings common stock for $4,000,000 in the latter part of fiscal year 2006 and improved sales in fiscal 2007.

Income Tax Provision — Continuing Operations

During the fiscal year ended July 28, 2007, FOH Holdings recognized income tax expense of $548,000. For fiscal 2007, FOH Holdings’ effective income tax rate of 57.9% differed from the U.S. federal statutory rate primarily due to the establishment of valuation allowances against certain deferred income tax assets to replace the utilization of pre-acquisition net operating losses during fiscal year 2007, and the related valuation allowance being recognized as a reduction to goodwill resulting from the March 3, 2005 change in control. Beginning in fiscal 2005, FOH Holdings’ management determined, based in part on the cumulative losses, that it is more likely than not that certain of the deferred income tax assets will not be realized. As a result, a valuation allowance was recorded, resulting in the significant difference between the effective tax rate and federal statutory rate in fiscal year 2006. Following the March 3, 2005 change in control, future recognition of certain income tax assets have been recognized as a reduction to goodwill.

Income from Discontinued Operations

Income from discontinued operations, net of tax, of $41,000 and $240,000 for the years ended July 28, 2007 and July 29, 2006, respectively, includes revenues and expenses directly associated with the stores closed during those periods. Six stores were closed in the fiscal year ended July 28, 2007. These stores generated net sales of $1,518,000 and $2,459,000 in fiscal years 2007 and 2006, respectively. Eleven stores were closed in the fiscal year ended July 29, 2006, including two in New Orleans as a result of damage caused by Hurricane Katrina. These eleven stores generated net sales of $2,488,000 in fiscal year 2006. Other than the two stores closed due to Hurricane Katrina, these store closures occurred at the end of the applicable contractual lease termination dates. Additionally, discontinued operations for the fiscal year ended July 29, 2006 reflects the retrospective adjustment for the six stores closed subsequent to the 2006 fiscal reporting period.

Liquidity and Capital Resources

Cash Used in Operations

Net cash used in operating activities for the year ended July 26, 2008 was $4,400,000, resulting primarily from the following, net of the effects of the merger:

•	a net loss of $15,383,000 for the year ended July 26, 2008; and

•	a decrease in accounts payable and accrued expenses of $3,845,000.

These decreases in cash flow were partially offset by:

•	a decrease in merchandise inventories of $5,399,000 due to normal seasonal fluctuations in the finished goods inventory levels;

•	non-cash expenses of $4,971,000 for depreciation and amortization;

•	non-cash stock-based compensation expense of $1,626,000 primarily related to stock option grants, stock grants and restricted stock issued in connection with the merger;

•	a non-cash expense for deferred rent of $644,000; and

•	a decrease in accounts receivable of $869,000.

Cash Used in Investing Activities

Net cash used in investing activities for the year ended July 26, 2008 was $8,536,000, which primarily resulted from purchases of property and equipment of $7,165,000, and included expenditures for new stores of $2,324,000, store relocations of $1,668,000, store expansions and remodelings of $1,421,000, and merger related transaction costs of $1,531,000.

Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended July 26, 2008 was $13,026,000, resulting primarily from gross proceeds from the Rights Offering and Standby Purchase of $20,000,000, partially offset by $412,000 of issuance costs, and net borrowings under the new revolving credit facility of $4,353,000. These proceeds were partially offset by repayment of Movie Star, Inc.’s revolving credit facility totaling $10,588,000 upon the consummation of the merger and consolidation of the two companies’ revolving credit facilities.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided (in thousands) as of July 26, 2008:

	Payments Due by Period
		Within			After
	Total	1 Year	2-3 Years	4-5 Years	5 Years

Contractual Obligations
Note Payable(1)	$11,093	$11,093	$—	$—	$—
Note Payable Interest(2)	527	527	—	—	—
Long Term Debt — Tranche C(3)	12,561	—	—	12,561	—
Payment-in-kind Interest to be Accrued(4)	3,479	775	1,696	1,008	—
Interest to be paid in cash	580	129	283	168	—
Capital Lease Obligation	51	51	—	—	—
Operating Leases	87,444	13,268	23,503	18,800	31,873
Employment Contracts	5,226	2,812	2,414	—	—
Consulting Agreement	250	250	—	—	—
Long-term Liability	69	21	42	6	—

Total Contractual Obligations	$121,280	$28,926	$27,938	$32,543	$31,873

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Within			After
	Committed	1 Year	2-3 Years	4-5 Years	5 Years

Other Commercial Commitments
Letters of Credit	$3,665	$3,665	$—	$—	$—

Total Commercial Commitments	$3,665	$3,665	$—	$—	$—

(1)	Note Payable is a less than one-year obligation because the financial institution may demand payment at any time. Interest on outstanding borrowings is payable at a variable rate per annum, equal to the prime rate less 0.25% (our current borrowing rate at July 26, 2008 was 4.75%).

(2)	Note Payable Interest assumes that the principal amount outstanding under our line of credit is paid in full on July 25, 2009, that the principal amount to be repaid on that date will be $11,093,000 and that the interest rate will be 4.75% (our current borrowing rate at July 26, 2008).

(3)	Long Term Debt Tranche C (related party) is a secured term loan due on July 28, 2012 with principal and interest payment-in-kind accrued as of July 26, 2008.

(4)	Represents future accrued interest on secured term loan that is payable upon the maturity of the loan.

We have no obligations that have a provision for increased or accelerated payments, except in respect of defaults.

Revolving Credit Facility

On January 28, 2008, in connection with the merger, we and our U.S. subsidiaries (collectively, the “borrowers”) entered into an amended and restated senior credit facility (the “Facility”) that amended the existing revolving credit facility (“Old Facility”) between FOH Holdings and Wells Fargo Retail Finance II, LLC (“Senior Lender”). The Facility extended the maturity date of the Old Facility to January 28, 2012.

The Facility is for a maximum amount of $50 million comprised of a $25 million line of credit with a $15 million sub-limit for letters of credit, as well as an additional $25 million commitment at our option so long as the borrowers are in compliance with the terms of the Facility. The actual amount of credit available under the Facility is determined using measurements based on the borrowers’ receivables, inventory and other measures. The Facility is secured by a first priority security interest in the assets of the borrowers.

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

The Facility contains customary representations and warranties, affirmative and negative covenants and events of default. The borrowers also agreed to maintain specified minimum availability reserves in lieu of financial covenants, fixed charge coverage and overall debt ratios. At July 26, 2008, we were in compliance with our minimum availability reserve requirements.

Long Term Debt — Related Party

As of July 26, 2008, we had $12,561,000 of long term debt due to Fursa. This debt is referred to as “Tranche C Debt.” In connection with the merger and the amendment of the Old Facility with the Senior Lender, Fursa extended the maturity date of the Tranche C Debt to July 28, 2012. This debt bears interest at the fixed rate of 7% per annum with 1% payable in cash and 6% payable in kind.

Preferred Stock

On January 28, 2008, in connection with the merger, we issued an aggregate of 3,629,325 shares of our Series A 7.5% Convertible Preferred Stock to Fursa in exchange for a $7,500,000 portion of the debt owed by FOH Holdings and its subsidiaries. The Series A Preferred Stock is convertible at any time at the option of the holders into an aggregate of 1,512,219 shares of common stock, subject to adjustment. As of July 26, 2008, we had accrued dividends of $281,000.

Future Financing Requirements

For the year ended July 26, 2008, our working capital increased by $11,527,000 to $6,889,000, primarily due to the cash raised in the Rights Offering and Standby Purchase, partially offset by our purchases of property and equipment, as well as our loss from operations.

We believe that the available borrowing under the Facility, along with anticipated operating cash flows and the implementation of our fiscal 2009 initiatives, will be sufficient to cover our working capital requirements and capital expenditures for the next twelve months.

We anticipate that our capital expenditures for fiscal 2009 will be approximately $4,000,000, primarily for new store openings and remodelings, as well as our new enhanced website and other general corporate expenditures.

Off Balance Sheet Arrangements

Other than the contractual commitments set forth in the table above, we are not a party to any material off-balance sheet financing arrangements.

Effect of New Accounting Standards

See Note 2 “Summary of Significant Accounting Policies” included in the Notes to the Consolidated Financial Statements contained elsewhere in this report for a discussion of recent accounting developments and their impact on our consolidated financial statements. None of the new accounting standards are anticipated to impact us.

Seasonality and Inflation

Our retail and wholesale businesses both experience seasonal sales patterns. Sales and earnings for the retail division typically peak during the second and third fiscal quarters (November through April), primarily during the holiday season in November and December, as well as the Valentine’s Day holiday in the month of February. As a result, we maintain higher inventory levels during these peak selling periods. Sales and earnings for the wholesale division typically peak in the first and second fiscal quarters (August through January) as orders from retail customers are typically placed four to five months prior to the peak retail selling periods.

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

Interest Rate Risks

We are exposed to interest rate risk associated with our revolving credit facility. Interest accrues at an agreed to reference rate, which shall be, at our election, either the Wells Fargo prime rate less 25 basis points or LIBOR plus 150 basis points. Outstanding borrowings were at the rate of 4.75% at July 26, 2008. For the year ended July 26, 2008, borrowings under the revolving credit facility peaked at $13,542,000 and the average borrowing during the period was approximately $9,143,000.

An increase in the interest rate of 100 basis points would have increased the interest on the revolving credit facility borrowings by approximately $91,000 for the year ended July 26, 2008.

Foreign Currency Risks

We enter into a significant amount of purchase obligations outside of the U.S., all of which are negotiated and settled in U.S. dollars. Therefore, on our current open purchase order position we have no exposure to foreign currency exchange risks. However, fluctuations in foreign currency rates could have an impact on our future purchases.

ITEM 8. —	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
  Frederick’s of Hollywood Group Inc.
  New York, New York

We have audited the accompanying consolidated balance sheet of Frederick’s of Hollywood Group Inc. and subsidiaries as of July 26, 2008 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at item 15 for the year ended July 26, 2008. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Frederick’s of Hollywood Group Inc. and subsidiaries at July 26, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Mahoney Cohen & Company, CPA, P.C.

New York, New York
October 24, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
  Frederick’s of Hollywood Group Inc. (formerly FOH Holdings, Inc.)
  New York, New York

We have audited the accompanying consolidated balance sheet of Frederick’s of Hollywood Group Inc. (formerly FOH Holdings, Inc.) and subsidiaries (the “Company’’) as of July 28, 2007 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended July 28, 2007. Our audit also included the financial statement schedule as of and for the year ended July 28, 2007 listed in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 28, 2007 and the results of its operations and its cash flows for the year ended July 28, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  Deloitte & Touche LLP

October 12, 2007
Los Angeles, California

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED BALANCE SHEETS
JULY 26, 2008 AND JULY 28, 2007
(In Thousands, Except Share Data)

	July 26,
	2008	July 28,
	(see Note 1)	2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,988	$1,898
Accounts receivable	5,788	739
Income tax receivable	112	119
Merchandise inventories	24,572	16,683
Prepaid expenses and other current assets	3,515	6,458
Deferred income tax assets	2,766	1,133

Total current assets	38,741	27,030
PROPERTY AND EQUIPMENT, Net	22,576	17,365
GOODWILL	19,100	6,678
INTANGIBLE AND OTHER ASSETS	27,265	19,452

TOTAL ASSETS	$107,682	$70,525

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving credit facility and term loan	$11,093	$6,740
Current portion of long-term and related party debt	50	4,343
Accounts payable and other accrued expenses	20,709	20,585

Total current liabilities	31,852	31,668
DEFERRED RENT	3,846	2,744
LONG TERM DEBT — related party	12,561	15,086
OTHER	55	17
DEFERRED INCOME TAX LIABILITIES	11,802	8,369

TOTAL LIABILITIES	60,116	57,884
PREFERRED STOCK, $.01 par value — authorized, 10,000,000 shares at July 26, 2008; issued and outstanding 3,629,325 shares of Series A preferred stock at July 26, 2008	7,500	—
COMMITMENTS AND CONTINGENCIES (NOTE 10)	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, par value $0.01 per share — 250,000 shares authorized at July 28, 2007; none issued and outstanding	—	—
Common stock, $.01 par value — authorized, 200,000,000 shares at July 26, 2008 and 20,037,840 shares at July 28, 2007; issued and outstanding 26,141,194 shares at July 26, 2008 and 11,844,591 shares at July 28, 2007	261	118
Additional paid-in capital	59,558	16,603
Accumulated deficit	(19,744)	(4,080)
Accumulated other comprehensive loss	(9)	—

Total shareholders’ equity	40,066	12,641

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$107,682	$70,525

See notes to consolidated financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JULY 26, 2008 AND JULY 28, 2007
(In Thousands, Except Per Share Amounts)

	Year Ended
	July 26,
	2008	July 28,
	(see Note 1)	2007

Net sales	$182,233	$155,238
Cost of goods sold, buying and occupancy	115,306	90,201

Gross profit	66,927	65,037
Selling, general and administrative expenses	80,108	61,996

Operating income (loss)	(13,181)	3,041
Interest expense	2,057	2,100
Interest income	(9)	(7)

Income (loss) from continuing operations before income tax provision	(15,229)	948
Income tax provision	154	548

Income (loss) from continuing operations	(15,383)	400
Income from discontinued operations, net of tax provision of $58 in 2007	—	41

Net income (loss)	(15,383)	441
Less: Preferred stock dividends	281	—

Net income (loss) available to common shareholders	$(15,664)	$441

Basic net income (loss) per share from continuing operations	$(.83)	$.04
Basic net income per share from discontinued operations	—	—
Basic net income (loss) per share	$(.83)	$.04
Diluted net income (loss) per share from continuing operations	$(.83)	$.04
Diluted net income per share from discontinued operations	—	—
Diluted net income (loss) per share	$(.83)	$.04
Weighted average shares outstanding — basic	18,973	11,845
Weighted average shares outstanding — diluted	18,973	12,093

See notes to consolidated financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED JULY 26, 2008 AND JULY 28, 2007
(In Thousands, Except Share Amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

BALANCE, JULY 29, 2006	11,844,591	$118	$16,462	$(4,521)	$—	$12,059
Stock-based compensation	—	—	141	—	—	141
Net income	—	—	—	441	—	441

BALANCE, JULY 28, 2007	11,844,591	118	16,603	(4,080)	—	12,641
Merger related transactions (see Note 1):
Proceeds from rights offering, net of offering costs of $1,413	5,681,818	57	18,530	—	—	18,587
Movie Star common stock issued	8,243,784	82	21,396	—	—	21,478
Stock options issued	—	—	1,237	—	—	1,237
Stock issued	50,000	1	154	—	—	155

Total merger related transactions	13,975, 602	140	41,317	—	—	41,457
Net loss	—	—	—	(15,383)	—	(15,383)
Cumulative translation adjustment	—	—	—	—	(9)	(9)

Comprehensive loss						(15,392)
Stock based compensation	—	—	1,626	—	—	1,626
Issuance of common stock	314,200	3	(3)	—	—	—
Issuance of common stock for directors’ fees	6,801	—	15	—	—	15
Accrued dividend on preferred stock	—	—	—	(281)	—	(281)

BALANCE, JULY 26, 2008	26,141,194	$261	$59,558	$(19,744)	$(9)	$40,066

See notes to consolidated financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 26, 2008 AND JULY 28, 2007
(In Thousands)

	Year Ended
	July 26,
	2008	July 28,
	(see Note 1)	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,383)	$441
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Provision for sales allowances and doubtful accounts	42	—
Issuance of common stock for directors’ fees	15	—
Stock-based compensation expense	1,626	141
Loss on disposal of property and equipment	181	134
Gain on insurance recovery	—	(519)
Amortization of deferred financing costs	81	109
Depreciation and amortization	4,971	3,436
Deferred income taxes	—	621
Noncash accrued interest on Tranche C term loan	732	687
Amortization of deferred rent and lease incentives	644	—
Changes in operating assets and liabilities, net of effects of the merger:
Accounts receivable	869	(1)
Merchandise inventories	5,399	(3,714)
Prepaid expenses and other current assets	(108)	(255)
Income tax receivable	19	(91)
Other assets	58	(7)
Accounts payable, accrued expense, and other	(3,845)	4,632
Tenant improvements allowances	299	1,047

Net cash provided by (used in) operating activities	(4,400)	6,661

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,165)	(6,714)
Proceeds from insurance recovery	—	519
Cash paid for transaction costs	(1,531)	(1,239)
Cash acquired in merger	160	—

Net cash used in investing activities	(8,536)	(7,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from rights offering	20,000	—
Cash paid for issuance costs	(412)	(353)
Repayment of capital lease obligation	(75)	—
Repayment of long-term debt	(100)	—
Repayment of note payable-bank	(10,588)	—
Payment of deferred financing costs	(152)	—
Net borrowings under revolving line of credit	4,353	1,182

Net cash provided by financing activities	13,026	829

NET INCREASE IN CASH AND CASH EQUIVALENTS	90	56
CASH AND CASH EQUIVALENTS:
Beginning of period	1,898	1,842

End of period	$1,988	$1,898

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$1,602	$968

Taxes	$134	$114

See notes to consolidated financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	MERGER AND BASIS OF PRESENTATION

Frederick’s of Hollywood Group Inc. (formerly Movie Star, Inc.) (the “Company”) is a New York corporation incorporated on April 10, 1935. The Company is primarily a retailer of women’s intimate apparel and related products through mall-based specialty stores in the United States, which we refer to as “Stores,” and mail order catalogs and the Internet, which we refer to collectively as “Direct.” We also design, manufacture, distribute and sell women’s intimate apparel to mass merchandisers, specialty and department stores, discount retailers, national and regional chains and direct mail catalog marketers throughout the United States and Canada.

The Company conducts its business through two operating divisions: the retail division and the wholesale division. Its business reporting segments are retail and wholesale. The Company believes this method of segment reporting reflects both the way its business segments are managed and the way each segment’s performance is evaluated. The retail segment includes Stores and Direct operations. The wholesale segment includes wholesale operations in the U.S. and Canada. Canadian sales represented approximately 1% of wholesale net sales for the year ended July 26, 2008.

On December 18, 2006, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), as amended, with Fred Merger Corp., a wholly-owned subsidiary of the Company, and FOH Holdings, Inc., a Delaware corporation (“FOH Holdings”). On January 28, 2008, the Company consummated its merger with FOH Holdings (the “Merger”). As a result, FOH Holdings became a wholly-owned subsidiary of the Company. Following the Merger, the Company changed its name from Movie Star, Inc. to Frederick’s of Hollywood Group Inc. References herein to “Movie Star” refer to the Company prior to the Merger.

The Merger was accounted for under the purchase method of accounting as a reverse acquisition. Accordingly, for accounting and financial reporting purposes, the Company was treated as the acquired company, and FOH Holdings was treated as the acquiring company. The historical financial information presented for the periods and dates prior to January 28, 2008 is that of FOH Holdings and its subsidiaries, and for periods subsequent to January 28, 2008 is that of the merged company. As a result, the Company has adopted FOH Holdings’ fiscal year end, which is the last Saturday of July and the financial results are not comparable to the prior year period.

Immediately prior to the Merger, the Company completed a one-for-two reverse stock split of its outstanding common stock. All share and per share data referred to in these financial statements have been restated to reflect the reverse stock split.

In connection with the Merger, the Company issued to Fursa Alternative Strategies, LLC (“Fursa”) and certain funds and accounts affiliated with, managed by, or over which Fursa or any of its affiliates exercises investment authority, including, without limitation, with respect to voting and dispositive rights, and Tokarz Investments, LLC (“Tokarz Investments” and together with Fursa, the “FOH Holdings Stockholders”) an aggregate of 11,844,591 shares of the Company’s common stock in exchange for all of FOH Holdings’ outstanding common stock, of which 2,368,916 shares (representing 20% of the shares of common stock issued to the FOH Holdings Stockholders) were deposited into escrow for 18 months following the closing of the Merger, subject to extension under certain circumstances, to cover any indemnification claims that the Company may bring for certain matters, including breaches of FOH Holdings’ covenants, representations and warranties in the Merger Agreement. Similarly, 618,283 treasury shares of common stock (representing 7.5% of the aggregate number of issued and outstanding shares of common stock immediately prior to the closing of the Merger) were deposited into escrow for 18 months following the closing of the Merger, subject to certain conditions, to cover any indemnification claims that may be brought by the FOH Holdings Stockholders against the Company.

In connection with the Merger, the Company raised $20 million of gross proceeds through (i) the issuance of an aggregate of 752,473 shares of common stock upon exercise by the Company’s shareholders of non-transferable subscription rights to purchase shares of common stock (the “Rights Offering”) and (ii) the issuance of an aggregate of 4,929,345 shares of common stock not subscribed for by the Company’s shareholders in the Rights Offering that were purchased on an equal basis by Tokarz Investments and Fursa, who acted as standby purchasers (the “Standby Purchase”). As sole consideration for their commitments in connection with the Standby Purchase, the Company issued warrants to the standby purchasers representing the right to purchase an aggregate of 596,591 shares of common stock (see Note 11).

In connection with the Merger, the Company issued an aggregate of 3,629,325 shares of Series A 7.5% Convertible Preferred Stock to Fursa in exchange for a $7.5 million portion of the debt owed by FOH Holdings and its subsidiaries (see Note 11).

Also in connection with the Merger, the Company issued to Performance Enhancement Partners, LLC (of which the Company’s Executive Chairman is the sole member) and its Chief Financial Officer 50,000 and 24,194 shares of common stock, respectively, under the Company’s 2000 Performance Equity Plan in accordance with the terms of their respective consulting and employment agreements. These shares were 100% vested upon issuance. The Chief Executive Officer and certain other employees of FOH Holdings also were issued an aggregate of 290,006 non-plan shares of restricted common stock in accordance with the terms of the Merger Agreement and their respective equity incentive agreements (see Note 12).

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

The allocation of the purchase price has been made to the major categories of the Company’s assets acquired and liabilities assumed in the accompanying consolidated financial statements. The following represents the purchase price and allocation of the purchase price to the net assets acquired, including the value attributable to goodwill, which has been assigned to the wholesale reporting unit, and intangibles resulting from the Merger and related transactions (in thousands):

Purchase Price:
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

Upon the closing of the Merger, Performance Enhancement Partners, LLC was awarded 50,000 fully vested shares of the Company’s common stock. The fair value of the shares awarded has been included as an adjustment to the purchase price and to shareholders’ equity based upon the fair value of the shares on the date of issuance. The fair value of the 50,000 shares issued is $155,000 based on the closing share price of $3.10 per share on the closing date of the Merger, January 28, 2008.

The purchase price attributable to stock options of $1,237,000 represents the fair value of the Company’s vested and unvested options valued using the Black-Scholes option pricing model as of December 18, 2006, net of the fair value of the Company’s stock options attributable to future vesting requirements as of January 28, 2008, the consummation date of the Merger.

($ in thousands)

Allocation of the purchase price to the net assets acquired
Movie Star net assets acquired:
Current Assets	$19,645
Property and Equipment	1,777
Intangible Assets — indefinite lived	4,500
Intangible Assets — definite lived	3,800
Goodwill	12,422
Other Long Term Assets	637
Current Liabilities	(15,211)
Long Term Liabilities	(2,022)

Total Net Assets Acquired	$25,548

The following condensed pro forma information (herein referred to as the “pro forma information”) assumes the Merger had occurred as of July 29, 2007 and July 30, 2006 for the periods presented. The pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the Merger occurred as of the beginning of the periods presented, nor is it indicative of the Company’s future results. Furthermore, the pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities or anticipated cost savings that may occur as a result of the integration and consolidation of the two companies.

The pro forma information set forth below reflects nonrecurring transactions related to:

•	Movie Star merger related fees were approximately $1,252,000 and $2,391,000 for the years ended July 26, 2008 and July 28, 2007, respectively. Merger related fees are legal fees, accounting costs for due diligence and, in fiscal year 2007, costs associated with Movie Star’s financial advisor, which included the issuance of a fairness opinion to Movie Star’s special committee. These fees were expensed as a result of the Merger being treated as a reverse acquisition.

•	Movie Star recorded a gain on the sale of property and equipment of $496,000 during fiscal year 2007, which resulted primarily from the sale of its closed distribution facility in Petersburg, Pennsylvania. On October 17, 2006, the transaction was completed for approximately $683,000 in cash. As a result of this transaction, Movie Star recorded a gain of approximately $482,000.

	(unaudited)
	For The Year Ended
	July 26,	July 28,
($ in thousands except per share amounts)	2008	2007

Net sales	$209,912	$215,530
Net income (loss)	$(16,870)	$223
Net loss available to common shareholders	$(17,433)	$(340)
Basic loss per share	$(.77)	$(.02)
Diluted loss per share	$(.77)	$(.02)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company’s most significant areas of estimation and assumption are:

•	determination of the appropriate amount and timing of markdowns to clear unproductive or slow-moving retail inventory and overall inventory obsolescence;

•	determination of appropriate levels of reserves for accounts receivable allowances and sales discounts;

•	estimation of future cash flows used to assess the recoverability of long-lived assets, including trademarks and goodwill;

•	estimation of expected customer merchandise returns; and

•	estimation of the net deferred income tax asset valuation allowance.

Fiscal Year — The Company’s fiscal year is the 52- or 53-week period ending on the last Saturday in July. The Company’s consolidated financial statements for fiscal years 2008 and 2007 consist of the 52-week periods ended July 26, 2008 and July 28, 2007, respectively.

Cash and Cash Equivalents — The Company considers highly liquid investments with an initial maturity of three months or less to be cash equivalents. Cash equivalents of $1,197,000 and $1,308,000 at July 26, 2008 and July 28, 2007, respectively, represent amounts due from commercial credit card companies, such as Visa, MasterCard, and American Express, which are generally received within a few days of the related transaction.

Accounts Receivable/Allowance for Doubtful Accounts and Sales Discounts — The Company’s accounts receivable, which are primarily attributable to the wholesale division, is net of allowance for doubtful accounts and sales discounts. An allowance for doubtful accounts is determined through the analysis of the aging of accounts receivable at the date of the financial statements. An assessment of the accounts receivable is made based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant, primarily due to the Company’s history of minimal bad debts. An allowance for sales discounts is based on discounts relating to open invoices where trade discounts have been extended to customers, costs associated with potential returns of products, as well as allowable customer markdowns and operational charge backs, net of expected recoveries. These allowances are included as a reduction to net sales and are part of the provision for allowances included in accounts receivable. The foregoing results from seasonal negotiations and historic deduction trends, net of expected recoveries and the evaluation of current market conditions. As of July 26, 2008 and July 28, 2007, accounts receivable was net of allowances of $979,000 and $0, respectively. This allowance is the result of the addition of the wholesale division in connection with the Merger. The wholesale accounts receivable as of July 26, 2008, net of the $979,000 allowance, was $5,027,000. Management believes its allowance for doubtful accounts and sales discounts are appropriate, and actual results should not differ materially from those determined using necessary estimates. However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If market conditions were to worsen, management may take actions to increase customer incentive offerings, possibly resulting in an incremental allowance at the time the incentive is offered.

Merchandise Inventories — Retail store inventories are valued at the lower of cost or market using the retail inventory first-in, first-out (“FIFO”) method, and wholesale, catalog and Internet inventories are valued at the lower of cost or market, on an average cost basis that approximates the FIFO method. Freight costs are included in inventory and vendor promotional allowances are recorded as a reduction in inventory cost.

These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations and gross margins. Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends. Additionally, the Company accrues for planned but unexecuted markdowns. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. Inventory reserves were $1,312,000 at July 26, 2008, and $238,000 at July 28, 2007. This increase was due to the addition of the wholesale inventory in connection with the Merger. The wholesale inventory at July 26, 2008 was $8,966,000, net of a $1,075,000 reserve.

Deferred Catalog Costs — Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefits. Direct-response advertising consists primarily of product catalogs of the Company’s retail mail order subsidiary. The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, generally six months. The realizability of the deferred catalog costs are evaluated at each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future net revenues. Direct-response advertising costs of $2,297,000 and $2,409,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at July 26, 2008 and July 28, 2007, respectively. Direct-response advertising expenses for the years ended July 26, 2008 and July 28, 2007 were $13,688,000 and $12,733,000, respectively.

Property and Equipment — Property and equipment are stated at cost, adjusted for purchase accounting related to the Merger (see Note 1). The Company’s policy is to capitalize expenditures that materially increase asset lives and expense ordinary repairs and maintenance as incurred. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets; three years for computer software, five years for machinery and computer equipment, three to seven years for furniture and equipment, fifteen to thirty years for buildings and improvements and the shorter of the remaining lease term or the estimated useful life for leasehold improvements.

Deferred Financing Costs — Deferred financing costs are amortized using the straight-line method over the terms of the related debt agreements, which approximate the effective interest method. Amortization of deferred financing costs for the years ended July 26, 2008 and July 28, 2007 was $81,000 and $109,000, respectively, and were included in interest expense in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets — The Company reviews long-lived assets, including property and equipment and its amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows. If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. No impairment was recorded for the years ended July 26, 2008 and July 28, 2007.

Goodwill and Intangible Assets — The Company has certain intangible assets and goodwill. Intangible assets consist of trademarks, principally the Frederick’s of Hollywood trade name, customer relationships, favorable leases and domain names recognized in accordance with purchase accounting. Goodwill represents the portion of the purchase price that could not be attributed to specific tangible or identified intangible assets recorded in connection with purchase accounting. Goodwill is not deductible for tax purposes. The Company amortizes customer relationships and favorable leases over estimated useful lives of ten and four years, respectively. The customer relationships are amortized by an accelerated method based upon customer retention rates and favorable leases are amortized on a straight-line basis. The Company has determined the trademarks and domain names to have indefinite lives. Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets,” requires the Company to not amortize goodwill and certain other indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred. FASB Statement No. 142 requires goodwill to be allocated to reporting units. The Company conducted annual impairment evaluations of goodwill and indefinite life intangibles as of July 26, 2008 and July 28, 2007. Based on these evaluations, no impairment was recorded for the years ended July 26, 2008 and July 28, 2007.

Deferred Rent Obligations — The Company recognizes rent expense for operating leases on a straight-line basis (including the effect of reduced or free rent and contractually obligated rent escalations) over the lease term. The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent in the accompanying consolidated balance sheets. Cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives are recorded as deferred rent. Deferred rent related to landlord incentives is amortized using the straight-line method over the lease term as a reduction to rent expense.

Fair Value of Financial Instruments — The Company’s management believes the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value due to their short maturity. The carrying amount of the revolving line of credit approximates fair value, as these borrowings have variable rates that reflect currently available terms and conditions for similar debt. It is not practicable to estimate the fair value of long-term debt and preferred stock owed to a principal shareholder as a result of the related-party nature.

Accounting for Stock-Based Compensation — Effective July 30, 2006, the Company adopted the provisions of FASB Statement No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values on the grant date. FASB Statement No. 123(R) supercedes the Company’s previous accounting methodology using the intrinsic value method under the Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for grants of stock options under the Company’s stock option plan.

The Company adopted FASB Statement No. 123(R) using the prospective application method. Under this method, share-based compensation expense recognized during the year ended July 28, 2007 included only compensation expense for share-based awards granted or modified subsequent to July 29, 2006 based on the grant date fair value estimated in accordance with the provisions of FASB Statement No. 123(R). The Company elected to recognize the expense on a straight-line basis over the requisite service period, which is the vesting period.

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

Revenue Recognition— The Company records revenue at the point of sale for stores, at the time of estimated receipt by the customer for catalog and Internet sales, and at the time of shipment to its wholesale customers. Outbound shipping charges billed to customers are included in net sales. The

Company records an allowance for estimated returns from its retail consumers in the period of sale based on prior experience. If actual returns are greater than those expected, additional sales returns may be recorded in the future. Retail sales are recorded net of sales taxes collected from customers at the time of the transaction.

The Company records other revenues consisting of consigned inventories and commissions earned on direct sell-through programs on a net basis as the company acts as an agent on behalf of its related vendors. Total other revenues recorded in net sales in the accompanying consolidated statements of operations were $1,940,000 and $2,161,000 for the years ended July 26, 2008 and July 28, 2007, respectively.

Gift certificates and gift cards sold are carried as a liability and revenue is recognized when the gift certificate or card is redeemed. Customers may receive a store credit in exchange for returned goods, which are carried as a liability until redeemed. To date, the Company has not recognized any revenue associated with breakage from the gift certificates, gift cards or store credits because they do not have expiration dates.

Costs of Goods Sold, Buying, and Occupancy — The Company’s retail operations include the cost of merchandise, freight from vendors, shipping and handling, payroll and benefits for the design, buying, and merchandising personnel, warehouse and distribution, and store occupancy costs in Costs of Goods Sold, Buying, and Occupancy. Store occupancy costs include rent, deferred rent, common area maintenance, utilities, real estate taxes, and depreciation.

The Company’s wholesale operations include the cost of merchandise, freight from vendors, payroll and benefits for buying and manufacturing personnel, travel, plus rent and occupancy costs for satellite sourcing operations, and related depreciation expenses.

Shipping and Handling Costs — The Company’s retail operations include amounts billed to customers for shipping and handling in net sales at the time of shipment. Costs incurred for shipping and handling are included in costs of goods sold, buying, and occupancy.

The Company’s wholesale operations include shipping and handling costs within its selling, general and administrative expenses. Shipping and handling costs for the wholesale operations aggregated approximately $1,409,000 from January 28, 2008 (the closing date of the Merger) through July 26, 2008.

Selling, General, and Administrative Expenses — In the Company’s retail operations, selling, general and administrative expenses primarily include payroll and benefit costs for its store, catalog, and internet selling and administrative departments (including corporate functions), advertising, and other operating expenses not specifically categorized elsewhere in the consolidated statements of operations.

In the Company’s wholesale operations, selling, general and administrative expenses primarily include payroll and benefit costs for its selling, warehousing, merchandising, design, pattern making, data processing, accounting, and administrative departments (including corporate functions), and other operating expenses not specifically categorized elsewhere in the consolidated statements of operations.

Advertising Costs — Costs associated with advertising, excluding direct-response advertising, and including in-store signage and promotions, are charged to operating expense when the advertising first takes place. For the years ended July 26, 2008 and July 28, 2007, the Company recorded advertising costs of approximately $6,631,000 and $5,825,000, respectively.

Store Pre-opening Costs — Store pre-opening costs and internal costs incurred prior to the opening of a new or relocated store are expensed as incurred.

Discontinued Operations — Discontinued operations consist of certain stores closed during the course of the year. Accordingly, the Company excludes the operations of the closed stores from the ongoing operations of the retail segment of the business, and reports them separately as discontinued

operations. In reaching a determination as to whether the results of a store will be eliminated from ongoing operations, the retail segment considers whether it is likely that customers will migrate to similar stores in the same geographic market. The retail segment’s consideration includes an evaluation of the proximity of those stores to the closed store.

In February 2005, the FASB issued EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.” EITF Issue No. 03-13 provides guidance on how to evaluate whether the operations and cash flows of a disposed component have been or will be eliminated from ongoing operations and the types of continuing involvement that constitute significant continuing involvement in the operations of the disposed component. EITF Issue No. 03-13 is effective for fiscal years beginning after December 15, 2004. The Company has applied the provisions of EITF Issue No. 03-13 when determining its discontinued operations presentation.

Net Income (Loss) Per Share — Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per share also includes the dilutive effect of potential common shares outstanding during the period from stock options, warrants and preferred stock.

Foreign Currency Translation — The assets and liabilities of the Company’s Canadian subsidiary, Cinejour Lingerie Inc., are translated into U.S. dollars at current exchange rates on the balance sheet date and revenue and expenses are translated at average exchange rates for the respective years. The net exchange differences resulting from these translations are recorded as a translation adjustment which is a component of shareholders’ equity. Cinejour Lingerie Inc.’s functional currency is the Canadian dollar.

Foreign Currency Transactions — The Company considers the U.S. dollar to be the functional currency of its overseas offices. Foreign currency gains and losses, which are immaterial, are recorded in selling, general and administrative expenses on the consolidated statement of operations.

Supplemental Disclosure of Non-cash Financing Transactions — The Company had outstanding accounts payable and accrued expenses of $248,000 and $661,000 at July 26, 2008 and July 28, 2007, respectively, relating to purchases of property and equipment, and $1,428,000 at July 28, 2007 relating to unpaid transaction costs related to the Merger disclosed in Note 1. In addition, during the year ended July 26, 2008, the Company had $161,000 of leasehold improvements paid on its behalf by a landlord.

In connection with the Merger, the Company issued, during the year ended July 26, 2008 11,894,591 shares of common stock in exchange for the net assets of Movie Star. In addition, during the year ended July 26, 2008, the Company converted $7,500,000 of related party long-term debt into preferred stock and accrued a dividend of $281,000 on its Series A Preferred Stock.

Segment Reporting — In accordance with FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has identified two reportable segments, retail and wholesale.

The Company’s retail segment has identified three operating segments (retail stores, catalog, and Internet). The three operating segments have been aggregated and are presented as one reportable segment as permitted by FASB Statement No. 131, based on their similar economic characteristics, products, production processes, and target customers.

Concentrations — The Company’s retail operations had two major vendors that individually exceeded 10% of total retail purchases in fiscal year 2008. These suppliers combined represented approximately 23% and individually accounted for approximately 13% and 10% of total retail purchases in fiscal year 2008.

The Company’s wholesale operations had two major vendors that individually exceeded 10% of total wholesale purchases in fiscal year 2008. These suppliers combined represented approximately

34% and individually accounted for approximately 19% and 15% of total wholesale purchases in fiscal year 2008.

The Company does not believe that the loss of any one of these vendors would adversely impact its operations.

The Company’s wholesale operations had one major customer that individually exceeded 10% of total wholesale net sales in fiscal 2008. This customer accounted for 66% of the Company’s wholesale net sales from January 28, 2008 (the closing date of the merger) through July 26, 2008. The Company performs ongoing credit evaluations of its wholesale customers’ financial condition. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific wholesale customers, historical trends and other information.

Recently Issued Accounting Pronouncements — In September 2006, the FASB issued SFAS 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement is initially effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1, which amends SFAS 157 to remove leasing transactions accounted for under SFAS 13, “Accounting for Leases” and FSP 157-2, which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS 157 on its financial statements and will adopt this standard at the beginning of the fiscal year ending in July 2009.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which amends the accounting for assets and liabilities in financial statements in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for the first fiscal year beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 and will adopt this standard at the beginning of the fiscal year ending in July 2009.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not have any noncontrolling interests in subsidiaries and believes that SFAS 160 will not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 141 (Revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how they affect an entity’s financial position, financial performance, and cash flows. The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company’s adoption of SFAS 161 will not have a material impact on its financial Statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company’s adoption of SFAS 162 will not have a material impact on its financial Statements.

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Early application is not permitted. The Company’s adoption of SFAS 163 will not have a material impact on its financial statements.

3.	MERCHANDISE INVENTORIES

Merchandise inventories at July 26, 2008 and July 28, 2007 consist of the following (in thousands):

	2008	2007

Raw materials	$1,945	$—
Work-in process	291	—
Finished goods	22,336	16,683

	$24,572	$16,683

4.	PROPERTY AND EQUIPMENT

Property and equipment at July 26, 2008 and July 28, 2007 consist of the following (in thousands):

	2008	2007

Land, buildings and improvements	$845	$—
Machinery and equipment	336	—
Office furniture and equipment	5,745	3,944
Computer equipment and software	4,835	2,756
Leasehold improvements	20,805	15,217
Construction in progress	460	2,344

	33,026	24,261
Less accumulated depreciation and amortization	10,450	6,896

Property and equipment — net	$22,576	$17,365

Depreciation and amortization expense related to property and equipment was $4,263,000 and $3,216,000 for the years ended July 26, 2008 and July 28, 2007, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

The following summarizes the Company’s goodwill at July 26, 2008 and July 28, 2007 (in thousands):

	2008	2007

Goodwill prior to Merger — retail segment	$6,678	$6,678
Merger related goodwill — wholesale segment (see Note 1)	12,422	—

Total goodwill	$19,100	$6,678

During fiscal 2008, the Company recorded an additional $12,422,000 in goodwill resulting from the Merger (see Note 1). In fiscal 2007, goodwill, related to a prior transaction, was reduced by $621,000 to $6,678,000 as a result of the utilization of net operating losses that were fully provided for (see Note 7).

The following summarizes the Company’s intangible assets at July 26, 2008 and July 28, 2007 (in thousands):

	2008	2007

Trademarks	$22,590	$18,090
Customer relationships	4,289	889
Favorable leases	400	—
Domain names	169	169

	27,448	19,148
Less accumulated amortization on customer relationships and favorable leases	1,250	542

Intangibles — net	$26,198	$18,606

During fiscal 2008, the Company recorded an additional $4,500,000, $3,400,000 and $400,000 in trademarks, customer relationships and favorable leases, respectively, resulting from the Merger (see Note 1). Aggregate amortization expense for the customer relationships and favorable leases was $708,000 and $220,000 for the years ended July 26, 2008 and July 28, 2007, respectively.

Estimated future annual amortization expense over the remaining useful lives of customer relationships and favorable leases over the next five years will approximate the following amounts (in thousands):

Fiscal Years Ending

2009	$994
2010	681
2011	510
2012	314
2013	235

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS AND ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Prepaid expenses and other current assets and accounts payable and other accrued expenses at July 26, 2008 and July 28, 2007, consist of the following (in thousands):

	2008	2007

Prepaid expenses and other current assets:
Prepaid direct response advertising costs	$2,297	$2,409
Capitalized transaction and issuance costs	—	3,286
Other	1,218	763

Total	$3,515	$6,458

Accounts payable and accrued expense:
Accounts payable	$9,378	$8,586
Accrued professional services	307	1,747
Accrued payroll and benefits	1,283	1,664
Accrued vacation	1,939	1,306
Accrued preferred stock dividend	281	—
Return reserves	1,357	1,313
Gift certificates and gift cards	1,591	1,373
Sales and other taxes payable	654	551
Miscellaneous accrued expense and other	3,919	4,045

Total	$20,709	$20,585

7.	INCOME TAXES

The provision for income taxes for the years ended July 26, 2008 and July 28, 2007 consists of the following (in thousands):

	Year Ended
	July 26,	July 28,
	2008	2007

Current:
Federal	$80	$1
State	72	(16)
Foreign	2	—

	154	(15)

Deferred:
Federal	—	558
State	—	63

	—	621

	$154	$606

The total provision for income taxes for the years ended July 26, 2008 and July 28, 2007 is as follows (in thousands):

	Year Ended
	July 26,	July 28,
	2008	2007

Continuing operations	$154	$548
Discontinued operations	—	58

	$154	$606

Reconciliations of the provision for income taxes to the amount of the provision that would result from applying the federal statutory rate of 35% to income (loss) before provision for income taxes for the years ended July 26, 2008 and July 28, 2007 are as follows:

	Year Ended
	July 26,	July 28,
	2008	2007

Provision for income taxes at federal statutory rate	35.0%	35.0%
Surtax benefit	(1.0)	(1.0)
State income taxes — net of federal income tax benefit	4.5	4.2
Other nondeductible expense	(0.4)	3.0
Other	0.2	(1.5)
Valuation allowance	(39.3)	18.2

Effective tax rate	(1.0)%	57.9%

The major components of the Company’s net deferred income tax liability at July 26, 2008 and July 28, 2007 are as follows (in thousands):

	July 26,	July 28,
	2008	2007

Deferred tax assets:
Merchandise inventories	$2,271	$1,289
Net operating loss and other tax attribute carryforwards	7,513	898
Accrued vacation and bonuses	635	852
Deferred rent	1,027	—
Deferred revenue	636	—
Stock based compensation	829	57
Other	759	62
Valuation allowance	(10,904)	(2,025)

	2,766	1,133

Deferred tax liabilities:
Trademark	(9,036)	(6,867)
Difference between book and tax basis of fixed assets	(1,253)	(1,369)
Customer relationship	(1,376)	(133)
Other	(137)	—

	(11,802)	(8,369)

Net deferred income tax liability	$(9,036)	$(7,236)

As a result of cumulative losses, management concluded that it is more likely than not that the Company will not realize certain deferred income tax assets. As a result, the Company has established a valuation allowance in fiscal years 2008 and 2007 to reduce the deferred income tax assets to an amount expected to be realized. The amount of deferred tax assets expected to be realized is equal to the Company’s deferred tax liabilities excluding the deferred tax liability on trademarks which is not expected to reverse in the same periods as the deferred tax assets. Therefore, as of July 26, 2008 and July 28, 2007, valuation allowances have been recorded in the amounts of $10,904,000 and $2,025,000, respectively. The valuation allowance increased (decreased) by $8,879,000 and $(430,000) for the years ended July 26, 2008 and July 28, 2007, respectively. The increase of $4,678,000 in fiscal year 2008 represents Movie Star’s post-merger ending valuation allowance. The valuation allowance presented for fiscal year 2007 is that of FOH Holdings and its subsidiaries, and, therefore, excludes Movie Star’s valuation allowance for that period.

On January 28, 2008, the closing date of the Merger, the Company established a valuation allowance on $3,056,000 of deferred tax assets. If some or all of these tax benefits are subsequently realized, the benefits would reduce goodwill related to the Merger transaction rather than the income tax provision for the year of realization. This treatment is in accordance with FASB No. 141 and FASB No. 109. However, as a result of revisions to FASB No. 141 (i.e., FASB No. 141R), tax benefits recognized in annual reporting periods beginning on or after December 15, 2008 would reduce the income tax provision rather than goodwill.

During fiscal year 2007, the valuation allowance increased by $191,000, which is reflected in the tax provision. This increase was offset by the reversal of $621,000 of pre-acquisition valuation allowances that were offset against goodwill. The valuation allowance established from a previous transaction of FOH Holdings included approximately $990,000 of deferred income tax assets for which subsequently recognized tax benefits, if any, would be allocated to reduce goodwill related to this transaction with any remaining amounts recognized as a benefit in the income tax provision. However, as referenced above, tax benefits recognized in annual reporting periods beginning on or after December 15, 2008 would reduce the income tax provision rather than goodwill. During the year ended July 28, 2007, FOH Holdings utilized a portion of these deferred tax assets by reducing goodwill by $621,000.

The Company has a federal net operating loss carryforward of $18,783,000 at July 26, 2008 that will expire from 2010 to 2027. The Company also has state net operating loss carryforwards in various states that have different expiration dates depending on the state.

Section 382 of the Internal Revenue Code (“Section 382”) contains provisions that may limit the availability of net operating carryforwards to be used to offset taxable income in any given year upon the occurrence of certain events, including significant changes in ownership interests. Under Section 382, an ownership change that triggers potential limitations on net operating loss carryforwards occurs when there has been a greater than 50% change in ownership interest by shareholders owning 5% or more of a company over a period of three years or less. Based on management’s analysis, FOH Holdings had an ownership change on March 3, 2005, which resulted in Section 382 limitations applying to federal net operating loss carryforwards generated by FOH Holdings prior to that date. The Company estimates that all of the pre-ownership change net operating loss carryforwards are below any Section 382 annual limitation on the utilization of the pre-ownership change net operating loss carryforward and will be available within the carryforward period.

The Company has also concluded that, due to the Merger, the Company underwent a change in control under Section 382 with respect to the Movie Star entity and, as a result, the pre-merger net operating loss carryforwards of Movie Star may be subject to annual limitations. The amount of the annual limitation has not yet been determined.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for the financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 effective July 29, 2007 and the adoption did not have a material impact on the consolidated financial statements. The Company classifies any interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of the date of adoption, there were no unrecognized tax benefits or any related accrued interest and penalties that resulted in the recording of a liability for unrecognized tax benefits nor was there a cumulative effect adjustment to beginning retained earnings. However, uncertain tax positions were identified and an adjustment was made to the Company’s net operating loss carryforwards in accordance with FIN 48.

The change in amount of unrecognized tax benefit since adoption of FIN 48 is as follows (in thousands):

Unrecognized tax benefit upon adoption of FIN 48 (July 29, 2007)	$1,092
Increases:
Tax positions in current period	335
Tax positions in prior period	—
Decreases:
Tax positions in prior periods	(115)
Lapse of statute limitations	—
Settlements	(435)

Unrecognized tax benefit as of July 26, 2008	$877

Pursuant to FIN 48, paragraph 21, the amounts in the table above represent the gross amount of unrecognized tax benefits. These amounts resulted in an adjustment to the Company’s net operating loss carryforwards.

As referenced above, there is no liability for unrecognized tax benefits as of July 26, 2008 as the adjustments for uncertain tax positions resulted in a reduction of the net operating loss carryforwards. If recognized in the future, the tax benefits would have no impact on the Company’s effective tax rate as they are not permanent differences and, therefore, relate to deferred income tax assets and liabilities. Recognition of the tax benefits would result in an increase to the Company’s net operating loss carryforwards with corresponding adjustment to the valuation allowance.

The Company does not expect that, during the next twelve months, there will be a significant increase or decrease in the total amount of its unrecognized tax benefits. As a result, the Company does not expect a material increase or decrease in its fiscal year 2009 provision for income taxes related to unrecognized tax benefits.

The Company is subject to examination by taxing authorities in the various jurisdictions in which it files tax returns. Specifically, FOH Holdings is routinely under examination by the Internal Revenue Service. During fiscal year 2008, the Internal Revenue Service completed its examination of FOH Holdings’ federal tax returns for fiscal years 2005 and 2006, resulting in the loss or adjustment of previously established net operating loss carryforwards, but with no additional taxes due. The Internal Revenue Service has examined Movie Star’s federal income tax returns through the period ended June 30, 2003 and proposed no changes to the tax returns filed. Certain state tax returns are currently under audit by state tax authorities. The Company is subject to examination by state tax authorities for fiscal years 2003 and thereafter. Matters raised upon subsequent audits may involve substantial amounts and could result in material cash payments if resolved unfavorably; however, the Company believes that its tax positions are supportable.

8.	REVOLVING LINE OF CREDIT AND TERM LOAN

On January 28, 2008, in connection with the Merger, the Company and its U.S. subsidiaries (collectively, the “borrowers”) entered into an amended and restated senior credit facility (the “Facility”) that amended the existing revolving credit facility (“Old Facility”) between FOH Holdings and Wells Fargo Retail Finance II, LLC (“Senior Lender”). The Facility extended the maturity date of the Old Facility to January 28, 2012.

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

As of July 26, 2008, the Company had $11,093,000 outstanding under the Facility at a rate of 4.75%. For the year ended July 26, 2008, borrowings under the Facility peaked at $13,542,000 and the average borrowing during the period was approximately $9,143,000. In addition, at July 26, 2008, the Company had $3,665,000 of outstanding letters of credit under the Facility.

The Facility contains customary representations and warranties, affirmative and negative covenants and events of default. The borrowers also agreed to maintain specified minimum availability reserves in lieu of financial covenants, fixed charge coverage and overall debt ratios. At July 26, 2008, the Company was in compliance with its minimum availability reserve requirements.

Prior to the merger, FOH Holdings had the Old Facility, which provided that the lender would make revolving loans to FOH Holdings, inclusive of a subfacility for letters of credit, in an aggregate principal amount not to exceed $12,000,000. Maximum revolving loan borrowings under the Old Facility were restricted to the lesser of the revolving credit limit or a borrowing base determined as a percentage of eligible inventories and credit card receivables less the amounts outstanding as standby letters of credit. FOH Holdings was authorized to issue $750,000 and $500,000 of standby letters of credit related to its corporate office lease and for merchandise purchases, respectively. Additionally, the Old Facility provided for term loans of up to $3,000,000 and extended the right to FOH Holdings to request that the total revolving credit commitment be increased at any time before October 9, 2007, by up to $3,000,000 in increments of $1,000,000 to a maximum total revolving credit commitment of $15,000,000. On October 8, 2007, FOH Holdings increased the total revolving credit commitment by $3,000,000 in accordance with this provision of the Old Facility.

Borrowings under the revolving loans under the Old Facility were collateralized by all assets of FOH Holdings. Each loan bore interest at a rate per annum equal to (i) the sum of (a) the prime rate, as defined, and (b) an applicable margin ranging from 0.25% to 1.25% determined annually based on earnings before interest, tax, depreciation, and amortization (EBITDA) targets, unless FOH Holdings elected to have interest charged at the London InterBank Offered Rate (LIBOR), in which case interest would be charged at (ii) the sum of (a) LIBOR and (b) an applicable margin. FOH Holdings also paid, on a monthly basis, 0.5% on the amount of any unused credit commitment. Amounts due under the revolving loans were due on January 7, 2008, however, the lender extended the maturity date to coincide with the consummation of the merger. Borrowings under the term loans under the Old Facility were collateralized by trademarks of FOH Holdings. The term loans bore interest at a rate per annum equal to the sum of (a) the prime rate, as defined, and (b) an applicable margin of 1.0%.

In addition, the Old Facility, among other things (i) required FOH Holdings to repay excess cash, as defined in the agreement, against the revolving loans, (ii) imposed a prepayment premium of 0.5% on the total revolving credit commitment should it be repaid after January 7, 2007, but before the

90th consecutive day prior to the maturity date and (iii) extended a right to the lender to make an offer to refinance the debt under certain conditions.

As of July 28, 2007, FOH Holdings had $2,250,000 outstanding under the term loan at a rate of 9.25%, including the applicable margin of 1.0% and revolving loans of $4,490,000 at a rate of 8.5%, including the applicable margin of 0.25%.

On July 31, 2007, FOH Holdings amended the Old Facility to, among other things, (i) extend the term loan maturity to January 7, 2008 and later extended to January 28, 2008, and (ii) provide for the use of LIBOR plus 3.25% or prime rate plus 1% on the term loans at FOH Holdings’ option.

9.	LONG-TERM DEBT — RELATED PARTY

The Company’s long-term debt due to a shareholder at July 26, 2008 and July 28, 2007 consists of the following (in thousands):

	July 26,	July 28,
	2008	2007

Secured amended term loan (“Tranche A/B”) interest due semiannually on March 31 and September 30 at 8%, principal of approximately $1,086 due semiannually on March 31 and September 30. During fiscal 2008, $100 of the principal was paid and, in connection with the Merger, $7,500 of the debt was converted to preferred stock (see Note 11)	$—	$7,600
Secured amended term loan (“Tranche C”) principal of approximately $10,441 with original maturity on January 7, 2010, interest at 7% per annum, consisting of 1% in cash paid monthly and 6% accrued to principal monthly and due on maturity (includes accrued interest of approximately $2,120 and $1,388 at July 26, 2008 and July 28, 2007, respectively). In connection with the Merger, the due date was extended to July 28, 2012	12,561	11,829
Total long-term debt	$12,561	$19,429
Less current portion	—	4,343

Total due beyond one year	$12,561	$15,086

In-kind interest on the Tranche C loan was $732,000 and $687,000 for the years ended July 26, 2008 and July 28, 2007, respectively. As of July 26, 2008 and July 28, 2007, the Company has accrued the unpaid related-party interest due in cash of $63,000 and $49,000, respectively, in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The Tranche A/B loan and the Tranche C loan contain certain restrictive financial covenants, including, among others, limitations on capital expenditures and financial covenants as contained in the Old Facility. Additionally, the Tranche A/B loan and the Tranche C loan are secured by substantially all of the Company’s assets and are second in priority to the revolving line of credit lender.

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases — Store, warehouse, and office facilities are occupied under operating leases that expire at various dates through 2020. Aggregate minimum rental commitments under all noncancelable leases in effect as of July 26, 2008 were as follows (in thousands):

Fiscal Years Ending

2009	$13,268
2010	12,553
2011	10,950
2012	9,684
2013	9,116
Thereafter	31,873

$87,444

On substantially all leases, the Company is responsible for incremental rental increases based on sales, as well as repairs, maintenance, and property taxes. Renewal privileges exist on certain leases.

Rental expense for the years ended July 26, 2008 and July 28, 2007 consists of the following (in thousands):

	Year Ended
	July 26,	July 28,
	2008	2007

Minimum rentals	$12,880	$10,966
Contingent rentals	192	152

Total rental expense	$13,072	$11,118

Management Fees — Prior to the Merger, FOH Holdings had a management fee arrangement with its stockholders, whereby, the stockholders, Tokarz Investments and Fursa, received a combined annual management fee of $200,000. Payments were made on a calendar quarterly basis. The management fee arrangement ended as of the date of the Merger (see Note 1). The Company recorded management fees of $100,000 and $200,000 for the years ended July 26, 2008 and July 28, 2007, respectively. As of July 26, 2008 and July 28, 2007, management fees of $222,000 and $92,000, respectively, were accrued and unpaid in accounts payable and accrued expense in the accompanying consolidated balance sheets.

Consulting Fee — The Company entered into a consulting agreement with Performance Enhancement Partners, LLC, dated April 9, 2007. Pursuant to this agreement, Performance Enhancement Partners, LLC, agreed, in consideration of a base consulting fee of $400,000 per annum, to provide the services of Peter Cole to act as the lead member of the Board of Directors of the Company to facilitate the consummation of the Merger and to serve as Executive Chairman of the Company following the consummation of the Merger. On October 22, 2008, the consulting agreement was amended to extend the agreement for an additional six-month period from January 27, 2009 to July 25, 2009 unless earlier terminated upon 30 days’ prior written notice.

Employment Contracts — The Company has entered into various employment agreements expiring at various dates through June 2011. Future commitments consist of the following (in thousands):

Fiscal Years Ending

2009	$2,812
2010	2,090
2011	324

$5,226

Legal Matters — On October 12, 2006, a purported class action was filed by Dennis Luciani, the purported class action representative, against Frederick’s of Hollywood, Inc. (“Frederick’s of Hollywood”) and its subsidiary, Frederick’s of Hollywood Stores, Inc., in the Superior Court of California, County of Los Angeles. The complaint alleged that Frederick’s of Hollywood violated certain California consumer privacy laws in requesting cardholders’ telephone numbers during credit card refund transactions and recording such telephone numbers onto a form. The plaintiff requested certification of the lawsuit as a class action, and sought statutory civil penalties and attorneys’ fees, among other things. Frederick’s of Hollywood filed an answer denying the plaintiff’s claims and asserting various defenses. In order to mitigate the cost of litigation, the plaintiff, Frederick’s of Hollywood and Frederick’s of Hollywood Stores, Inc. entered into a settlement agreement for the named plaintiff and the purported class, which was granted final approval by the Court on October 2, 2007. Pursuant to the settlement agreement, Frederick’s of Hollywood (1) paid $2,500 to the class representative, (2) paid $150,000 in attorneys’ fees to the plaintiff’s attorneys, (3) provided each class member who filed a claim form with a certificate good for a certain amount off of future products purchased from Frederick’s of Hollywood stores, (4) agreed to adopt a policy not to request personal identification information from customers in all California Frederick’s of Hollywood stores in conjunction with the processing of returns for credit card refunds and (5) agreed to bear the costs of implementing the settlement, including the costs of providing notice to potential class members and of retaining a claims administrator. The case was dismissed with prejudice pursuant to the settlement agreement on December 14, 2007.

On May 30, 2008, Frederick’s of Hollywood, Inc. brought an action in the Superior Court of California, County of Los Angeles against MarketLive, Inc., a California corporation, for breach of contract, breach of duty of good faith and fair dealing, negligence, fraud by concealment of material facts, fraudulent promise without intent to perform, fraud by intentional misrepresentation, negligent misrepresentation, unfair business practices and breach of express warranty. The complaint alleges that MarketLive failed to create an e-commerce platform for Frederick’s of Hollywood that worked properly and had appropriate security. Relief sought includes, among other things, unspecified compensatory and punitive damages, prejudgment interest and attorneys’ fees. MarketLive has asserted cross-claims against Frederick’s of Hollywood, Inc. for breach of contract, breach of the implied covenant of good faith and fair dealing, intentional misrepresentation and fraud, negligent misrepresentation, negligence, violation of section 17200 of the California Business and Professions Code and account stated. Relief sought by MarketLive includes $504,000, plus unspecified punitive damages, prejudgment interest and attorneys’ fees. A mediation has been scheduled for November 12, 2008. The Company believes that MarketLive’s claims are without merit and intends to vigorously defend against them.

The Company is involved from time to time in litigation incidental to its business. The Company believes that the outcome of any other litigation will not have a material adverse effect on its results of operations or financial condition.

State Sales Taxes — The Company’s retail division sells its products through three channels, retail stores, mail order catalogs, and the Internet. The Company operates the channels separately and accounts for sales and use tax accordingly. The Company is periodically audited by the states and it is possible states may disagree with the method of assessing and remitting these taxes. The Company believes that it properly assesses and remits all applicable state sales taxes in the applicable jurisdictions and records necessary reserves for any contingencies that require recognition under FASB Statement No. 5, “Accounting for Contingencies.”

11.	PREFERRED STOCK AND WARRANTS

On January 28, 2008, in connection with the Merger (see Note 1), the Company issued an aggregate of 3,629,325 shares of Series A 7.5% Convertible Preferred Stock to Fursa in exchange for a $7,500,000 portion of the debt owed by FOH Holdings and its subsidiaries (see Note 9). The Series A Preferred Stock is convertible at any time at the option of the holders into an aggregate of

1,512,219 shares of common stock, subject to adjustment. As of July 26, 2008, the Company has accrued dividends of $281,000. Holders of Series A Preferred Stock, in preference to the holders of common stock or any other junior securities, will be entitled to receive, when, as and if declared by the Company’s board of directors, but only out of funds that are legally available therefor, cumulative dividends at the rate of 7.5% per annum of the sum of the original issue price and any accumulated and unpaid dividends thereon on each outstanding share of Series A Preferred Stock. Such dividends will be payable in additional shares of Series A Preferred Stock or in cash, at the Company’s option, and will be payable in arrears in equal amounts (with the first payment to be prorated based on the actual issue date) on the tenth business day after the end of each of the Company’s fiscal quarters of each year commencing on the first of these dates to occur after the first issuance of Series A Preferred Stock. On the later to occur of (a) January 7, 2010 and (b) the six-month anniversary of the maturity date (or any extensions thereof) of the Facility, the Company is required to redeem all of the then outstanding Series A Preferred Stock by paying in cash in exchange for the shares of Series A Preferred Stock to be redeemed on such date a sum equal to the original issue price per share of Series A Preferred Stock (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like) plus accumulated but unpaid dividends with respect to such shares; provided, that if, on the 60th day prior to the date of redemption, the current market value is greater than the original issue price (as adjusted for stock dividends, combinations, splits, recapitalizations and the like) plus accumulated and unpaid dividends with respect to such shares, then all of the outstanding shares of Series A Preferred Stock will be automatically converted to common stock on the date of redemption.

The Company had a previous series of preferred stock prior to the Merger, none of which were issued or outstanding as of July 28, 2007.

Upon the closing of the Merger, the Company issued to Fursa and Tokarz Investments warrants to purchase an aggregate of 596,591 shares of common stock as sole consideration for their commitments in connection with the Standby Purchase. The warrants are currently exercisable at an exercise price of $3.52 per share and expire on January 28, 2011.

12.	SHARE-BASED COMPENSATION

Stock Options — FOH Holdings adopted the 2003 Employee Equity Incentive Plan on December 1, 2003 to grant options to purchase up to 623,399 shares of common stock to specific employees of its retail operations. In December 2006 and 2007, FOH Holdings’ Board of Directors authorized an additional 445,285 and 178,114 shares, respectively, to be reserved for issuance under this plan, resulting in a total of 1,246,798 authorized shares. Options granted under the plan generally have a ten-year term and vest 25% on the last day of the January fiscal period for each of the next four years, commencing on the first January following the date of grant. Options to purchase 1,171,902 shares at an average exercise price of $2.52 per share were outstanding as of July 26, 2008, of which 574,619 shares were exercisable. In fiscal years 2008 and 2007, options to purchase 263,514 and 556,612 shares of common stock, respectively, were granted under the 2003 Employee Equity Incentive Plan. Options can no longer be granted under the 2003 Employee Equity Incentive Plan.

In connection with the Merger, the Company assumed Movie Star’s 1988 Non-Qualified Stock Option Plan, under which the Company is authorized to grant options to purchase up to 833,333 shares of common stock to key employees. Options granted under this plan are not subject to a uniform vesting schedule. Options to purchase 450,000 shares at an average exercise price of $2.06 per share were outstanding at July 26, 2008, of which 282,500 shares were exercisable. In fiscal year 2008, no options were granted under the 1988 Non-Qualified Stock Option Plan.

In connection with the Merger, the Company assumed Movie Star’s 1994 Incentive Stock Option Plan (the “1994 ISOP”). The 1994 ISOP authorized the Company to grant to employees options to purchase common stock at a price not less than the fair market value on the date of grant. The 1994 ISOP authorized up to 2,000,000 shares of common stock for issuance and provided that the term of each award be determined by the Compensation Committee, with all awards to be made within the ten-year period following the effective date of the plan. Options granted pursuant to the 1994 ISOP are not subject to a uniform vesting schedule, but typically vest over five years. Options to purchase 55,000 shares at an exercise price of $1.25 per share were outstanding and exercisable as of July 26, 2008. Options can no longer be granted under the 1994 ISOP.

In connection with the Merger, the Company assumed Movie Star’s 2000 Performance Equity Plan (including an Incentive Stock Option Plan). The 2000 Performance Equity Plan originally authorized 375,000 shares of common stock for the issuance of qualified and non-qualified stock options and other stock-based awards to eligible participants. In connection with the Merger, the Company’s shareholders approved an increase in the shares available for issuance under this plan to 2,000,000. Options granted under the 2000 Performance Equity Plan are not subject to a uniform vesting schedule. Options to purchase 656,750 shares at an average exercise price of $2.68 per share were outstanding at July 26, 2008, of which 557,750 shares were exercisable. In fiscal year 2008, options to purchase 491,250 shares were granted under the 2000 Performance Equity Plan.

The following is a summary of stock option activity:

		Weighted Average
	Number of	Exercise Price
	Shares	per Share

Outstanding as of July 29, 2006	534,344	$1.74
Issued	556,612	2.60
Cancelled	(71,245)	2.29

Outstanding as of July 28, 2007	1,019,711	2.17
Issued	93,511	4.52
Cancelled	(44,529)	1.90

Outstanding as of the Merger, January 28, 2008	1,068,693	2.39
Assumption of Movie Star Plans at Merger	670,500	1.93
Issued	661,253	3.01
Cancelled	(66,794)	1.90

Outstanding as of July 26, 2008	2,333,652	$2.45

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average		Number
	Outstanding	Remaining	Weighted-	Exercisable	Weighted
	as of	Contractual	Average	as of	Average
	July 26,	Life	Exercise	July 26,	Exercise
Range of Exercise Prices	2008	(in years)	Price	2008	Price

$1.12 — $1.95	625,758	4.72	$1.60	514,794	$1.61
$2.00 — $2.90	978,053	7.48	2.31	452,927	2.15
$3.10	596,253	6.82	3.10	468,751	3.10
$4.44 — $4.52	133,588	8.85	4.50	33,397	4.05

$1.12 — $4.52	2,333,652	6.65	$2.45	1,469,869	$2.31

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

The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder. The following assumptions were used for options granted during the years ended July 26, 2008 and July 28, 2007:

	Year Ended	Year Ended
	July 26,	July 28,
	2008	2007

Risk-free interest rate	3.15% — 3.56%	4.59%
Expected life (years)	6.3 — 7.0	6.3
Expected volatility	60 — 61%	61.5%
Dividend yield	0.0%	0.0%

No options were exercised during the years ended July 26, 2008 or July 28, 2007. The total fair value of shares vested during the years ended July 26, 2008 and July 28, 2007 was $1,323,000 and $141,000, respectively. There was no aggregate intrinsic value of options outstanding and options currently exercisable at July 26, 2008.

A summary of the status of the Company’s non-vested shares as of July 26, 2008, and changes during the year ended July 26, 2008, is presented below:

		Weighted-
		Average
	Shares	Grant Date
	(in thousands)	Fair Value

Non-vested Shares:
Non-vested at July 29, 2007	547,706	$1.58
Assumption of Movie Star Plans at Merger, non-vested	205,500	2.19
Granted	754,764	1.78
Vested	(644,187)	1.82

Non-vested at July 26, 2008	863,783	$1.72

All stock options are granted at fair market value of the common stock at grant date. As of July 26, 2008, there was $1,090,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.1 years.

During the year ended July 26, 2008, the Company granted to one of its officers and certain other employees options to purchase an aggregate of 263,514 shares of common stock under the FOH Holdings’ 2003 Employee Equity Incentive Plan. Options to purchase 93,511 shares are exercisable at an exercise price of $4.52 per share and options to purchase 170,003 shares are exercisable at an exercise price of $3.10 per share. Of the total, 42,501 options were vested immediately, 127,502 options vest 33% each year over three years, and 93,511 options vest 20% each year over five years.

During the year ended July 26, 2008, the Company granted to three of its officers and certain other employees options to purchase an aggregate of 491,250 shares of common stock under the Movie Star 2000 Performance Equity Plan. Options to purchase 426,250 shares are exercisable at $3.10 per share, options to purchase 15,000 shares are exercisable at $2.80 per share and options to purchase 50,000 shares are exercisable at $1.95 per share. Of the total, 376,250 options were vested immediately, 50,000 options vest over six months and 65,000 options vest 20% each year over five years.

During the year ended July 28, 2007, FOH Holdings modified 66,694 options for one employee to extend the contractual life. The incremental compensation cost associated with the modification was immaterial to the financial statements for the year ended July 28, 2007.

Restricted Shares and Share Grants — During the year ended July 26, 2008, the Company issued an aggregate of 290,006 shares of restricted common stock to one officer and certain other employees at a weighted average price of $3.19 per share in accordance with the terms of their respective equity incentive agreements. These shares were not granted under any plan. These shares vest 50% on December 31, 2009 and 25% each on December 31, 2010 and 2011.

In addition, during the year ended July 26, 2008, the Company issued, pursuant to the Movie Star 2000 Performance Equity Plan, 24,194 of fully vested shares of common stock to one officer and 50,000 shares to its executive chairman at a price of $3.10 per share.

On each of July 1, 2008 and July 1, 2007, the Company issued 17,483 and 4,808 shares of restricted stock, respectively, to one officer. All of these shares vest on June 30, 2009.

Total expense related to restricted shares and share grants during the year ended July 26, 2008 was approximately $303,000.

13.	EMPLOYEE BENEFIT PLANS

The Company’s retail operations maintain a 401(k) profit sharing plan that covers substantially all employees who have completed six months of service and have reached age 20 1/2. Employer contributions are discretionary. Company 401(k) contributions are made equal to 50% of the participant’s first 3% of contributed compensation. The Company’s retail operations made contributions of $142,000 and $121,000 for the years ended July 26, 2008 and July 28, 2007, respectively.

The Company’s wholesale operations maintain a 401(k) profit sharing plan that covers substantially all employees who have completed one year of service and have reached age 18. Employer contributions are discretionary. Company 401(k) contributions are made equal to 20% of the participant’s first 5% of contributed compensation. The Company’s wholesale operations made contributions of $33,000 in fiscal year 2008.

In 1983, the Company adopted an Employee Stock Ownership and Capital Accumulation Plan (the “Plan”). The Plan covers the Company’s employees who meet the minimum credited service requirements of the Plan. The Plan is funded solely from employer contributions and income from investments. The Company has made no contributions to the Plan since July 1996 and, at that time, all employees became 100% vested in their shares. Upon an employee’s termination, or in certain other limited circumstances, the employee’s shares are distributed to the employee according to his or her direction and the applicable Plan rules. As of July 26, 2008, the Plan owned 149,815 shares of common stock. In December 2007, the Company terminated the plan and all participants with a balance are eligible for a distribution.

14.	DISCONTINUED OPERATIONS

From time to time, the Company may consider closure of certain store locations that are determined to be either underperforming or inconsistent with its long-term operating strategy. In reaching a determination as to whether the results of a store will be eliminated from ongoing operations, the Company considers whether it is likely that customers will migrate to similar stores in the same geographic market. The Company’s consideration includes an evaluation of the proximity of those stores to the closed store as well as the migration of those customers to the Company’s direct channels. Discontinued operations consist of stores closed during the course of the year that do not meet these criteria. Accordingly, the Company excludes the operations of the stores not meeting the criteria from the ongoing operations of the Company and reports them separately as discontinued operations.

For the year ended July 26, 2008, the Company closed seven store locations that met the criteria and are therefore not included in discontinued operations. For the year ended July 28, 2007, the Company closed five stores that did not meet the criteria and have therefore been classified in discontinued operations.

The results of operations for discontinued stores include only revenues generated from, and expenses directly associated with, the operation of such stores and consist of the following (in thousands):

Year Ended
July 28, 2007

Net sales from closed stores	$1,518
Less:
Cost of goods sold, buying, and occupancy	871
Selling, general, and administrative expenses	548

99
Income tax provision	58

Income from discontinued operations of closed stores — net of tax	$41

15.	SEGMENTS

The Company has two reportable segments — retail and wholesale. Each segment primarily sells women’s intimate apparel through different distribution channels. The retail segment sells products through the Company’s retail stores, as well its catalog and e-commerce website. The retail segment sells products purchased from the Company’s outside suppliers and from its wholesale segment. The wholesale segment is engaged solely in the design, manufacture, distribution and sale of women’s intimate apparel to mass merchandisers, specialty and department stores, discount retailers, national and regional chains and direct mail catalog marketers throughout the United States and Canada. Canadian sales represented approximately 1% of wholesale net sales for the year ended July 26, 2008.

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

Net sales, operating income (loss) and total assets for each segment are as follows (in thousands):

	Year Ended
	July 26,	July 28,
	2008	2007

Net Sales:
Retail	$153,748	$155,238
Wholesale	28,485	—

Total net sales	$182,233	$155,238

Operating Income (Loss):
Retail	$(8,666)	$3,041
Wholesale	(3,000)	—

Total operating income (loss)	$(11,666)	$3,041

Less Unallocated Corporate Expenses:
Corporate expenses	$1,515	$—
Interest expense	2,048	2,093

Total unallocated expenses	$3,563	$2,093

Net income (loss) before discontinued operations and income taxes	$(15,229)	$948

Total Assets
Retail	$69,440	$70,525
Wholesale	38,242	—

Total Assets	$107,682	$70,525

16.	NET INCOME (LOSS) PER SHARE

The Company’s calculation of basic and diluted net income (loss) per share are as follows (in thousands, except per share amounts):

	Year Ended
	July 26,		July 28,
	2008		2007

Net income (loss) from continuing operations	$(15,664	)(a)	$400
Net income from discontinued operations	—		41

Net income (loss)	$(15,664)		$441

Basic:
Weighted average number of shares outstanding	18,973		11,845

Basic net income (loss) per share from continuing operations	$(.83)		$.04

Basic net income per share from discontinued operations	—		—

Basic net income (loss) per share	$(.83)		$.04

Diluted:
Weighted average number of shares outstanding	18,973		11,845
Shares issuable upon conversion of stock options	—		248
Total average number of equivalent shares outstanding	18,973		12,093

Diluted net income (loss) per share from continuing operations	$(.83)		$.04

Diluted net income per share from discontinued operations	—		—

Diluted net income (loss) per share	$(.83)		$.04

(a)	Includes preferred stock dividend of $281.

For the year ended July 26, 2008, 239,000 shares issuable upon conversion of stock options were excluded from diluted net loss per share because their effect would be anti-dilutive.

* * *

FREDERICK’S OF HOLLYWOOD GROUP INC.
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

		Additions
	Balance at	Charges to					Balance at
	Beginning	Costs and					End of
Description	Of Period	Expenses	Other		Deductions		Period

FISCAL YEAR ENDED JULY 26, 2008:
Allowance for doubtful accounts	$—	$148	$—		$—		$148
Allowance for sales discounts and allowances	$—	$1,477	$—		$(646)		$831
Sales return reserve	$1,313	$44	$—		$—		$1,357
Deferred tax valuation allowance	$2,025	$4,201	$4,678	(a)	$—		$10,904
Inventory reserves	$238	$1,074	$—		$—		$1,312

FISCAL YEAR ENDED JULY 28, 2007:
Allowance for doubtful accounts	$—	$—	$—		$—		$—
Allowance for sales discounts and allowances	$—	$—	$—		$—		$—
Sales return reserve	$1,200	$113	$—		$—		$1,313
Deferred tax valuation allowance	$2,455	$191	$—		$(621	)(b)	$2,025
Inventory reserves	$141	$97	$—		$—		$238

(a)	Represents Movie Star’s post merger ending valuation allowance

(b)	Represents reversal of pre-acquisition valuation allowances against goodwill

ITEM 9. —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). —	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 26, 2008 was made under the supervision and with the participation of our senior management, including our principal executive officer and principal financial and accounting officer. Based upon that evaluation, they concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

On January 28, 2008, Movie Star, Inc. completed a merger with FOH Holdings, a privately-held company. The transaction was accounted for as a reverse acquisition, with FOH Holdings deemed to be the acquirer for accounting and financial reporting purposes. Because of the significance of the business of FOH Holdings to the post-merger combined company, our management concluded that a report limited to the historical internal controls over financial reporting of Movie Star would not provide relevant information to investors about the effectiveness of the internal control over financial reporting for the post-merger combined company. Accordingly, this report does not include a report of management’s assessment regarding internal control over financial reporting as required by Item 308(a) of Regulation S-K. We will provide management’s report on internal control over financial reporting for the combined company beginning with the fiscal year ending July 25, 2009.

Attestation Report of the Independent Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the quarter ended July 26, 2008, changes were made in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

In connection with the merger, our internal controls over financial reporting now include those of FOH Holdings. In connection with the audit of FOH Holdings’ consolidated financial statements for the fiscal year ended July 28, 2007, which did not include an audit of the effectiveness of FOH Holdings’ internal controls over financial reporting, its independent registered public accounting firm reported to its audit committee two “material weaknesses” and other deficiencies in FOH Holdings’ internal control over financial reporting, finding that:

•	reconciliations of significant accounts were not performed on a timely basis during the course of the year, nor did these reconciliations undergo the appropriate level of review; and

•	cut-off procedures were not adequate to ensure that all costs during the year were properly recorded in the correct period.

Since reporting these material weaknesses in connection with the audit of FOH Holdings’ consolidated financial statements for the fiscal year ended July 28, 2007, the following actions have been taken to remediate the material weaknesses, and to improve the overall control environment and internal control over financial reporting, including:

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

With the addition of appropriate personnel during fiscal 2008, the following actions were addressed during fiscal 2008:

•	the implementation of additional review procedures of all closing entries and account analyses;

•	the documentation of reporting and control processes and procedures; and

•	the documentation of support for all accounts and positions.

As a result of the completion of its plan to remediate the previously reported material weaknesses of FOH Holdings identified by its independent registered public accounting firm with respect to FOH Holdings’ financial statements for the fiscal year ended July 28, 2007, management believes that, as of July 26, 2008, these material weaknesses have been remediated.

ITEM 9B. —	OTHER INFORMATION

On October 22, 2008, we entered into an amendment to the Consulting Agreement, dated April 9, 2007, with Performance Enhancement Partners, LLC. The amendment is filed as Exhibit 10.44 to this Form 10-K.

PART III

ITEM 10. —	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

Executive Officers and Directors:
Peter Cole	59	Executive Chairman and Director
Thomas Rende	47	Chief Financial Officer and Director
Melvyn Knigin	65	President and Chief Executive Officer of the wholesale division and Director
Linda LoRe	54	President and Chief Executive Officer of the retail division and Director
John L. Eisel(1)(3)	59	Director
William F. Harley	45	Director
Thomas J. Lynch(2)(3)	40	Director
Michael A. Salberg(2)(3)	56	Director
Joel M. Simon(1)(4)	63	Director
Milton J. Walters(1)(4)	66	Director
Significant Employees:
John Schulman	48	Chief Merchandising Officer
Yolanda Dunbar	49	Senior Vice President of Sales — Direct & Store Operations

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating Committee

(4)	Member of the Indemnity Claims Committee

Peter Cole has served as our Executive Chairman since the completion of the merger in January 2008 and as a member of our board of directors since April 2004. From January 2007 to January 2008, he served as the lead Movie Star director to facilitate the timely and successful completion of the merger. Since October 2005, Mr. Cole has been the managing member of Performance Enhancement Partners, LLC, a private consulting firm that he founded. From April 2001 through July 2005, Mr. Cole served as Chairman of the Board and Chief Executive Officer of Qwiz, Inc., a leading provider of pre-employment competency assessment solutions and training needs analysis. Prior to joining Qwiz, Inc., Mr. Cole was a Managing Director at Citibank, where he was responsible for one of its global capital markets businesses. At both Qwiz and Citibank, Mr. Cole successfully integrated acquired companies into existing core businesses. Mr. Cole serves as a director and member of the audit committee of Qwiz Holdings, LLC. Mr. Cole earned his B.A. degree in economics from the University of Vermont.

Thomas Rende has served as our Chief Financial Officer and a member of our board of directors since the completion of the merger in January 2008, and as Chief Financial Officer of the Movie Star division since February 1999. He also served as a member of the board of directors from April 2004 to April 2007. Since joining Movie Star in 1989, he has held various positions within the finance department.

Melvyn Knigin has served as President and Chief Executive Officer of the wholesale division since the completion of the merger in January 2008. Prior to the merger, he served as President of Movie Star since September 1997 and as Chief Executive Officer of Movie Star since February 1999. He has been a member of our board of directors since February 1997. From February 2004 to December 2004, he served as interim Chairman of the board of directors and from December 2004 to January 2008, he served as Chairman of the board. From February 1997 to September 1997, Mr. Knigin served as Senior Vice President and Chief Operating Officer of Movie Star. Since joining Movie Star in 1987 and until

February 1997, he was President of Cinema Etoile, Movie Star’s upscale intimate apparel division. Prior to joining Movie Star, he had spent most of his career in the intimate apparel industry.

Linda LoRe has served as President and Chief Executive Officer of the Frederick’s of Hollywood division and a member of our board of directors since the completion of the merger in January 2008, and as President and Chief Executive Officer of FOH Holdings, Inc. since July 1999. From 1991 to 1999, Ms. LoRe was President and Chief Executive Officer of Giorgio Beverly Hills. Ms. LoRe has 36 years of experience in retail and wholesale including 17 years as a chief executive officer. Ms. LoRe has been a member of the board of directors of FOH Holdings, Inc. since October 1998 and of its subsidiaries since 1999. Ms. LoRe also is a member of the Trusteeship of the International Women’s Forum, for which she previously served on the Board, The Women’s Leadership Board for the Kennedy School of Government at Harvard University, the Board of Advisors for the Fashion Institute of Design Merchandising (FIDM) and the United States Air Force, as its Entertainment and Industry Liaison emeritus. In addition, Ms. LoRe is the founding Board Member of the Youth Mentoring Connection, which serves at-risk youth in Southern California.

John L. Eisel has been a member of our board of directors since April 2004. Since 1980, Mr. Eisel has been a partner at Wildman, Harrold, Allen & Dixon LLP, a law firm located in Chicago, Illinois that he joined in 1975. Mr. Eisel’s primary areas of practice are mergers and acquisitions and securities regulation and he is the chairman of his firm’s Transactional Department and a member of his firm’s Executive Committee. Mr. Eisel earned his B.S. degree in accounting and his J.D. degree from the University of Illinois.

William F. “Mickey” Harley, III has been a member of our board of directors since the completion of the merger in January 2008. Mr. Harley is President and Chief Investment Officer of Fursa, which he co-founded in April 1999 (as HBV Capital Management, LLC) and then sold to Mellon Financial Corporation in July 2002 (at which time it was re-named Mellon HBV Alternative Strategies LLC). Mr. Harley served as Chief Investment Officer and Chief Executive Officer of Fursa from July 2002 until he purchased it from Mellon in December 2006. Mr. Harley is principally responsible for Fursa’s investment decisions. Before co-founding Fursa, Mr. Harley was the Head of Research at Milton Partners, L.P. (“Milton”), a hedge fund manager specializing in arbitrage funds. Mr. Harley joined Milton in June 1996 and concentrated on analyzing investment opportunities, developing new investment strategies and managing the overall direction of its risk arbitrage portfolio. At the same time, he managed a proprietary event driven distressed fund for Milton. Before joining Milton, Mr. Harley was a Vice President and Director of Allen & Company, where he was responsible for the day-to-day management and investment strategies of the arbitrage department, which had over $150 million of assets under management. During his tenure at Allen & Company, Mr. Harley also had investment banking responsibilities and co-managed proprietary funds focusing on turnarounds and banking. From January 2003 to April 2006, Mr. Harley served as a director of FOH Holdings, Inc. He was reappointed as a director of FOH Holdings, Inc. in April 2007. Mr. Harley also serves on the board of directors of Metromedia International Group, Inc., Integral Systems, Inc., Coastal Greenland Limited and Interboro Insurance. Mr. Harley graduated with a Masters in public and private management from Yale University’s School of Management in 1990 and Mr. Harley received a B.S. degree in chemical engineering and a Bachelor of Arts degree in economics from Yale University, which he earned in 1986.

Thomas J. Lynch has been a member of our board of directors since the completion of the merger in January 2008. He has served as Chief Executive Officer of Fursa since February 2007. From July 2006 to January 2007, Mr. Lynch was a Managing Director at UBS, an investment bank and global asset management business. From August 2000 to May 2006, Mr. Lynch was Managing Director and Senior Vice-President of Mellon Asset Management. Mr. Lynch was a member of the Mellon Asset Management Senior Management Committee and was a thought leader in global distribution strategies and strategic planning. Mr. Lynch had direct management responsibility for a $356 billion (Assets Under Management) institutional asset management business. From 1995 to 2000, Mr. Lynch was Northeast Regional Vice President for Fortis Inc. and was responsible for strategic management, training, marketing and thought leadership. From 1990 to 1995, Mr. Lynch was employed by Phoenix Inc. and The Paul Revere Insurance Group serving in various strategic and management roles. Mr. Lynch earned a B.A. from St. Anselm College and attended The Brandeis University International Business School. Mr. Lynch is a former board member of The Massachusetts Society for the Prevention of Cruelty to Children.

Michael A. Salberg has been a member of our board of directors since 2001. From November 2003 through July 2006, he served as General Counsel of the Anti-Defamation League, an international not-for-profit organization. In addition to his duties as General Counsel, Mr. Salberg served as Deputy Chief Operating Officer from November 2003 until December 2004 and then as Special Assistant to the National Director until July 2006. Since July 2006, he has served as Associate National Director and Director of International Affairs of the Anti-Defamation League. From April 1989 to November 2003, he was a partner in the New York law firm of Graubard Miller and its predecessors. The Graubard Miller firm and its predecessors have represented us as legal counsel for many years. Mr. Salberg received his J.D. degree from New York Law School and a B.A. degree from the University of Cincinnati.

Joel M. Simon has been a member of our board of directors since 1996. Since July 2000, Mr. Simon has been a principal of XRoads Solutions Group, LLC, a financial consulting and advisory firm. Mr. Simon was the President and Chief Executive Officer of Starrett Corporation, a real estate construction, development and management company from March 1998 to December 1998. Prior to that, Mr. Simon was a private investor from 1996 to 1998, Executive Vice President and Chief Operating Officer of Olympia & York Companies (U.S.A.) from 1985 through 1996, and a practicing CPA from 1967 through 1984. Mr. Simon serves as a director and Chairman of the Audit Committee of Avatar Holdings, Inc., a residential real estate and land development company. Mr. Simon has a B.S. degree in Accounting from Queens College of the City University of New York.

Milton J. Walters has been a member of our board of directors since the completion of the merger in January 2008. Since August 1999, he has been the President and Chief Executive Officer of Tri-River Capital, an investment banking financial management and valuation service provider which he founded. Mr. Walters has been a director of FOH Holdings since January 2003. Mr. Walters is also a director of DecisionOne and Sun Healthcare Group (NASDAQ: SUNH). He has more than 40 years of investment banking experience including AG Becker and its successor Warburg Paribas Becker (1965-1984), Smith Barney (1984-1988), Prudential Securities (1997-1999) and Tri-River Capital (1988-1997 and 1999 to present). Mr. Walters is a member of the Economics Club of New York and the National Association of Corporate Directors. He is a former Trustee of Hamilton College, Clinton, New York and Friends Academy, Locust Valley, New York.

Significant Employees

John Schulman became the Chief Merchandising Officer of the retail and wholesale divisions in October 2008. From October 2007 to September 2008, he served as the Chief Merchandising Officer of our retail division. From November 2004 to October 2007, he was Senior Vice President and General Merchandise Manager of our retail division. Mr. Schulman has spent 25 years in the retail business. He began his career in the Macy’s executive training program. After ten years with Macy’s, he held various fashion apparel buying and management positions with Contempo Casuals, Judy’s, Clothestime, and Giorgio Beverly Hills.

Yolanda Dunbar has served as Senior Vice President of Sales — Direct & Store Operations of the retail division since August 2008. From March 2001 to August 2008, she served as the retail division’s Senior Vice President, Corporate Brand and Direct Marketing. Ms. Dunbar has 20 years of diverse experience in new business development, sales merchandising, strategic planning, product marketing and development. Her background includes the development of strategic marketing initiatives for both Giorgio Beverly Hills from 1986 to 1998 and Merle Norman Cosmetics from 1999 to 2000. Ms. Dunbar holds an MBA from Pepperdine University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on the review of the copies of these forms furnished to us and representations that no other reports were required, all Section 16(a) reporting requirements were complied with during the fiscal year ended July 26, 2008.

Code of Ethics

In August 2008, the board of directors adopted an amended and restated code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. The code of ethics was filed with the SEC on August 15, 2008 as Exhibit 14 to our Current Report on Form 8-K, dated August 21, 2008. Our code of ethics can be found on our corporate website at www.fohgroup.com. In addition, requests for copies of the code of ethics should be sent in writing to Frederick’s of Hollywood Group Inc., 1115 Broadway, New York, New York 10010, Attention: Corporate Secretary.

Committees of the Board of Directors

We have standing audit, compensation, nominating and governance and indemnity claims committees.

Audit Committee

General

Our audit committee consists of Joel M. Simon (chairman), John L. Eisel and Milton J. Walters, each an independent director under the NYSE Alternext US listing standards. As required by the NYSE Alternext US standards, our audit committee is comprised of at least three independent directors who are also “financially literate.” These standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

Financial Expert on Audit Committee

We must certify to the NYSE Alternext US that the audit committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Joel Simon satisfies the NYSE Alternext US’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Compensation Committee

Our compensation committee is currently comprised of Thomas J. Lynch (chairman) and Michael Salberg, each an independent director under the NYSE Alternext US listing standards. Rose Peabody Lynch served as chairman of the compensation committee from January 28, 2008 through July 31, 2008. She resigned as a member of the board of directors, effective August 1, 2008.

Nominating and Governance Committee

Our nominating committee is currently comprised of Michael Salberg (chairman), John L. Eisel and Thomas J. Lynch, each an independent director under the NYSE Alternext US listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on the board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others. There have been no material changes to the procedures by which security holders may recommend nominees to the board.

Indemnity Claims Committee

Our indemnity claims committee is currently comprised of Joel M. Simon and Milton J. Walters (co-chairmen), each an independent director under the NYSE Alternext US listing standards. The indemnity claims committee is responsible for making determinations regarding pursuing and responding to indemnification claims under the merger agreement.

ITEM 11. —	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to or earned by each of the named executive officers for the fiscal years ended July 26, 2008 and July 28, 2007:

						Stock			Non-Equity
Name and	Fiscal					Awards		Option	Incentive Plan		All Other
Principal Position	Year	Salary ($)		Bonus ($)		($)		Awards ($)(1)	Compensation ($)		Compensation ($)		Total ($)

Peter Cole(2)	2008	500,000	(3)	—		155,000	(4)	266,139	—		—		921,139
Executive Chairman	2007	233,333	(5)	—		—		—	—		—		233,333
Thomas Rende(2)	2008	312,014	(6)	75,000	(7)	75,000	(8)	178,186	—		28,725	(9)	668,925
SVP and CFO	2007	231,616	(10)	—		—		21,113	16,977	(11)	26,031	(12)	295,737
Linda LoRe	2008	650,000		225,000	(13)	154,624	(14)	159,497	—		61,144	(9)	1,250,265
CEO of Retail Division	2007	551,250		—		—		57,481	200,000	(15)	33,657	(12)	842,388
Melvyn Knigin(2)	2008	575,000		—		18,182	(16)	102,916	—		43,032	(9)	739,130
CEO of Wholesale Division	2007	575,000		—		13,636	(16)	183,594	50,930	(11)	39,463	(12)	862,623

(1)	Represents the dollar amount recognized for financial statement reporting purposes during the fiscal year ended July 26, 2008, computed in accordance with Statement of Financial Accounting Standards No. 123(R) Share-Based Payment, (“SFAS 123(R)”), except that, pursuant to the rules of the Securities and Exchange Commission relating to executive compensation disclosure, the amounts exclude the impact of estimated forfeitures related to service-based vesting conditions. Under SFAS 123(R), the amount recognized in fiscal year 2008 includes amounts related to options granted in prior fiscal years, as well as in fiscal year 2008. Assumptions used in the calculation of these amounts are disclosed in Note 12 to our audited consolidated financial statements for the fiscal year ended July 26, 2008 contained elsewhere in this report.

(2)	Each of Messrs. Cole, Rende and Knigin were employed by or were consultants to Movie Star prior to the merger. Their compensation for the year ended July 28, 2007 and for the period from July 29, 2007 to January 28, 2008 (the closing date of the merger) has been included in this table, but is not included in the Company’s consolidated financial statements for the fiscal years ended July 28, 2007 and July 26, 2008.

(3)	In accordance with the terms of its consulting agreement, Performance Enhancement Partners, LLC received an annual consulting fee of $400,000 plus an additional consulting fee of $100,000. Mr. Cole is the sole member of Performance Enhancement Partners, LLC.

(4)	Represents stock-based compensation expense, as computed in accordance with SFAS 123(R), recorded during the fiscal year ended July 26, 2008 relating to 50,000 fully vested shares of common stock issued to Performance Enhancement Partners, LLC.

(5)	Represents annual consulting fee, pro-rated for a partial year of service.

(6)	In accordance with Mr. Rende’s amended and restated employment agreement dated January 24, 2008, his annual base salary increased from $240,000 to $340,000 effective November 30, 2007.

(7)	In accordance with the terms of his employment agreement, Mr. Rende received a cash bonus payment of $75,000 upon the consummation of the merger.

(8)	Represents stock-based compensation expense, as computed in accordance with SFAS 123(R), recorded during the fiscal year ended July 26, 2008 relating to 24,194 fully vested shares issued to Mr. Rende upon the consummation of the merger.

(9)	Represents payments that we made in fiscal year 2008 for the named executive officers as follows:

					Matching
		Long Term	Group		Contribution
	Life	Disability	Health	Automobile	Under the
Named Executive Officer	Insurance	Insurance	Insurance	Expenses	401(k) Plan	Total

Thomas Rende	$2,680	$3,225	$17,715	$1,940	$3,165	$28,725
Linda LoRe	24,675	1,751	13,463	15,000	6,255	61,144
Melvyn Knigin	$8,980	$9,446	$17,866	$5,315	$1,425	$43,032

(10)	In accordance with Mr. Rende’s amended and restated employment agreement dated November 28, 2006, his annual base salary increased from $220,000 to $240,000 effective December 1, 2006.

(11)	For fiscal year 2007, each of Messrs. Rende and Knigin earned a bonus in accordance with the terms of the Movie Star 1998 Senior Executive Incentive Plan, as amended. Under the 1998 Senior Executive Incentive Plan, the compensation committee has the discretion to award non-equity incentive compensation to senior executives in an amount not to exceed 6.75% of net income before taxes over the base amount of $1,200,000. The compensation earned by Messrs. Rende and Knigin is based on a percentage of our net income before taxes and before the calculation of all compensation under the 1998 Senior Executive Incentive Plan for such fiscal year, and excludes the merger-related fees (“Net Income”). The compensation is calculated at two levels, the first level is based on Net Income in excess of $1,200,000 and up to $3,200,000, and the second level is based on Net Income in excess of $3,200,000. The following table shows the percentages that Messrs. Knigin and Rende were entitled to receive under their respective employment agreements:

	Net Income
	From $1,200,000	Net Income in Excess
Named Executive Officer	to $3,200,000	of $3,200,000

Melvyn Knigin	3.0%	3.75%
Thomas Rende	1.0%	1.25%

(12)	Represents payments that we made in fiscal year 2007 for the named executive officers as follows:

					Matching
		Long Term	Group		Contribution
	Life	Disability	Health	Automobile	Under the
Named Executive Officer	Insurance	Insurance	Insurance	Expenses	401(k) Plan	Total

Thomas Rende	$2,802	$3,225	$15,153	$2,501	$2,350	$26,031
Linda LoRe	—	1,602	14,079	12,000	5,976	33,657
Melvyn Knigin	$9,102	$9,446	$14,990	$5,300	$625	$39,463

(13)	In accordance with the terms of her equity incentive agreement, Ms. LoRe received a cash bonus payment of $225,000 upon the consummation of the merger.

(14)	Represents stock-based compensation expense, as computed in accordance with SFAS 123(R), recorded during the fiscal year ended July 26, 2008 relating to 200,000 shares of common stock issued to Ms. LoRe upon the consummation of the merger. 100,000 of these shares vest on December 31, 2009, 50,000 shares vest on December 31, 2010, and the remaining 50,000 shares vest on December 31, 2011.

(15)	For fiscal year 2007, Ms LoRe received a performance bonus of $200,000 in accordance with the terms of FOH Holdings’ Management Bonus Plan, under which the board of directors of FOH Holdings approved a bonus for fiscal year 2007 of up to an aggregate of $1 million for FOH Holdings’ management employees. $800,000 of the bonus allotment was reserved for bonus awards based on (i) FOH Holdings meeting EBITDA targets approved in FOH Holdings’ budget for fiscal year 2007 and (ii) eligible employees meeting their individual performance goals. In addition, $200,000 was reserved to reward for extraordinary performance on a discretionary basis.

(16)	Represents stock-based compensation expense, as computed in accordance with SFAS 123(R), recorded during the fiscal years ended July 26, 2008 and July 28, 2007 relating to 4,808 and 17,483 shares of restricted stock granted to Mr. Knigin on each of July 1, 2007 and July 1, 2008, respectively. All of Mr. Knigin’s shares vest on June 30, 2009.

Compensation Arrangements for Executive Officers

Peter Cole

On April 9, 2007, we entered into a consulting agreement with Performance Enhancement Partners, LLC, pursuant to which Performance Enhancement Partners provides us with the personal services of Peter Cole to serve as our Executive Chairman. The consulting agreement expired on July 26, 2008 and we exercised our option to extend the consulting agreement until January 26, 2009. The agreement originally provided us with an option to extend the consulting agreement for a second six-month period from January 27, 2009 through July 26, 2009 upon 90 days’ prior written notice. On October 22, 2008, we amended the consulting agreement to extend the agreement for an additional six-month period from January 27, 2009 to July 25, 2009 unless earlier terminated upon 30 days’ prior written notice. Pursuant to the consulting agreement, as amended, Performance Enhancement Partners receives a base consulting fee at the annual rate of $400,000, payable in four equal quarterly installments in arrears. For the year ended July 26, 2008, Performance Enhancement Partners received an additional consulting fee of $100,000. Mr. Cole is required to devote substantially all of his business time, energies and attention to the business and affairs of our company in the performance of his duties under the consulting agreement.

On January 28, 2008, the closing date of the merger, we (i) issued to Performance Enhancement Partners 50,000 shares of our common stock under the 2000 Performance Equity Plan and (ii) granted to Performance Enhancement Partners a five-year non-qualified option to purchase 137,500 shares of our common stock under the 2000 Performance Equity Plan at an exercise price equal to $3.10 per share, the last sale price of our common stock on the closing date of the merger. 87,500 of the shares underlying the option vested on the date of grant and 50,000 shares vested on July 26, 2008. On July 28, 2008, the commencement date of the first extension period, we granted to Performance Enhancement Partners under the 2000 Performance Equity Plan a five-year non-qualified option to purchase 25,000 shares of our common stock at an exercise price of $0.96 per share, the last sale price of our common stock on the date of grant, which vests on the six-month anniversary of the date of grant. In connection with the amendment to extend the consulting agreement for a second six-month period until July 25, 2009, on January 27, 2009 (the commencement date of the second extension period), we will grant Performance Enhancement Partners an option to purchase 25,000 shares of our common stock, at an exercise price equal to the last sale price of our common stock on the date of grant. The amendment provides that these shares will vest in six equal monthly installments commencing on the one-month anniversary of the commencement date of the second extension period.

If we terminate the consulting agreement without “cause” or Performance Enhancement Partners terminates the consulting agreement for “good reason” (as such terms are defined in the consulting agreement) prior to the end of the first extension period, we will pay to Performance Enhancement Partners the base consulting fee through the end of the first extension period and any additional consulting fee which would have become payable under the consulting agreement for the first extension period. Additionally, options that have been granted and would otherwise have vested shall immediately vest upon such termination. If, during the second extension period, the consulting agreement is terminated for any reason, we will pay to Performance Enhancement Partners the base consulting fee through the date of termination. Additionally, any portion of an option granted that has not vested on the date of termination shall immediately expire.

Thomas Rende

On January 24, 2008, we entered into an employment agreement with Thomas Rende, which became effective on January 28, 2008, the closing date of the merger. The employment agreement provides for Mr. Rende to continue to be employed as our Senior Vice President and Chief Financial Officer until December 31, 2009 at a base salary of $340,000 per year, to be paid retroactively from November 30, 2007, the mailing date of the Company’s Definitive Proxy Statement for its Special Meeting in Lieu of Annual Meeting held on January 23, 2008. Pursuant to the terms of the employment agreement, upon the completion of the merger, Mr. Rende received a bonus equal to (a) $75,000 in cash and (b) 24,194 shares of common stock, which represents $75,000 divided by $3.10, the last sale price of a share of our common stock on the closing date of the merger. Mr. Rende is also eligible to receive, for the fiscal years ending July 26, 2008, July 25, 2009 and July 31, 2010, an annual performance bonus equal to 35% of his base salary based on achieving certain targeted performance goals determined by the compensation committee after consultation with him. The bonus for the fiscal year ending July 31, 2010 will be prorated for the partial year. No performance bonus was paid to Mr. Rende for the fiscal year ended July 26, 2008 because no bonus plan was in effect for fiscal year 2008.

The employment agreement provides that if, during the employment term, we terminate Mr. Rende without “cause” or he terminates his employment for “good reason” (as such terms are defined in the employment agreement), or if we do not continue his employment at the end of the employment term upon substantially similar terms, we will be required to pay to him (i) his base salary through the end of the employment term, (ii) any bonus that would have become payable to him through the end of the employment term, (iii) the insurance benefits provided in his employment agreement through the end of the employment term, (iv) the sum of $250,000, to be paid in equal installments in accordance with our normal payroll procedures, so that the entire $250,000 will be received by him by March 15th of the calendar year following the date of termination of employment and (v) medical coverage at our expense for one year commencing on either (a) the last day of the employment term if his employment is terminated during the employment term or (b) the date of termination if his employment is terminated after the end of the employment term.

The employment agreement provides for us to pay the premiums on a life insurance policy for Mr. Rende providing a death benefit of $1,000,000 to his designated beneficiary and a disability insurance policy for Mr. Rende providing a non-taxable benefit of at least $7,500 per month payable to him in the event of his disability. Mr. Rende is also entitled to participate in our group medical insurance and Retired Senior Executive Medical Plan for the duration of the term of the agreement. Under the employment agreement, Mr. Rende is prohibited from disclosing confidential information about us and employing or soliciting any of our current employees to leave us during his employment and for a period of one year thereafter. The employment agreement does not contain any change of control provisions.

Linda LoRe

On January 28, 2008, the closing date of the merger, we and FOH Holdings entered into an employment agreement with Linda LoRe for a term of three years, pursuant to which she will continue to serve as the President and Chief Executive Officer of the Frederick’s of Hollywood division and a director of our company. The employment agreement will automatically be extended for one additional year on each of August 1, 2009, 2010 and 2011 (each a “Renewal Date”) unless earlier terminated or either we or Ms. LoRe gives the other notice of our or her intent to terminate at least 90 days prior to the end of the next Renewal Date, such that the employment term will not exceed an aggregate of seven years. The employment agreement provides for a base salary of $650,000 per year, to be reviewed annually for possible increases at the board’s discretion. The employment agreement also provides for an annual performance bonus up to 50% of her base salary based on achieving certain targeted performance goals to be determined by the compensation committee after consultation with

Ms. LoRe. No performance bonus was paid to Ms. LoRe for the fiscal year ended July 26, 2008 because no bonus plan was in effect for fiscal year 2008.

Upon termination of the employment agreement without “cause” or by Ms. LoRe for “good reason” (as such terms are defined in the employment agreement), Ms. LoRe will be entitled to (i) her base salary and accrued but unpaid vacation through the date of termination, (ii) her annual performance bonus, prorated to the date of termination, (iii) a severance payment equal to one and one-quarter (1.25) times her base salary in effect on the termination date, to be paid in full within six months after the termination date and (iv) medical coverage at our expense for a period of 18 months following the termination date. Upon termination of the employment agreement upon a “change in control” (as such term is defined in the employment agreement), Ms. LoRe will be entitled to receive (i) her base salary through the date of termination, (ii) her annual performance bonus, prorated to the date of termination, (iii) a severance payment equal to one and three-quarters (1.75) times her base salary in effect on the termination date, to be paid in full within six months after the termination date and (iv) medical coverage at our expense for a period of 18 months following the termination date. The employment agreement also provides for us to pay the premiums on a life insurance policy for Ms. LoRe providing a death benefit of $3,000,000 to her designated beneficiary and a disability insurance policy for Ms. LoRe providing a benefit of 60% of Ms. LoRe’s monthly base salary payable to her in the event of her disability. Ms. LoRe is also entitled to participate in welfare benefit plans maintained for our executive officers. Ms. LoRe is prohibited from disclosing confidential information about us or any of our subsidiaries and employing or soliciting any of our current employees to leave the company during her employment and for a period of two years thereafter.

On January 28, 2008, the closing date of the merger, the Equity Incentive Agreement, dated December 14, 2007, between FOH Holdings and Ms. LoRe became effective, pursuant to which Ms. LoRe became entitled to receive an option to purchase an aggregate of 100,000 shares of our common stock under the Amended and Restated 2003 Employee Equity Incentive Plan (“2003 Plan”) at an exercise price of $3.10 per share (the last sale price of our common stock on the closing date of the merger). 25,000 shares vested on the closing date and the remaining shares vest in three equal annual installments of 25,000 shares and will expire ten years after the date of grant. Pursuant to the Equity Incentive Agreement, Ms. LoRe also became entitled to receive an aggregate of 200,000 shares of our restricted common stock, 100,000 shares of which will vest on December 31, 2009, 50,000 shares will vest on December 31, 2010 and the remaining 50,000 shares will vest on December 31, 2011. Upon the closing of the merger, Ms. LoRe also became entitled under the Equity Incentive Agreement to receive a cash bonus of $225,000.

We currently have a key person insurance policy on the life of Ms. LoRe in the amount of $7.0 million under which we are the beneficiary.

Melvyn Knigin

On October 3, 2006, we entered into an amended and restated employment agreement with Melvyn Knigin, which provides for Mr. Knigin to be employed as President and Chief Executive Officer of the Movie Star division until June 30, 2009 (“Initial Term”) and to then serve as our Senior Vice President of Global Walmart Corporate Sales from July 1, 2009 until June 30, 2011 (“Additional Term”). Pursuant to his employment agreement, Mr. Knigin receives a base salary of $575,000 per year during the Initial Term and will receive a base salary of $280,000 per year during the Additional Term. During the Initial Term, Mr. Knigin is required to devote substantially all of his business time and attention to the performance of his duties under the employment agreement, and during the Additional Term, he will be required to devote no less than three days per week to the performance of his duties under the employment agreement. During the Initial Term, Mr. Knigin is also entitled to receive a bonus under our 1998 Senior Executive Incentive Plan for the thirteen month period ended July 26, 2008 and the fiscal year ending July 25, 2009 equal to 3% of the Movie Star division’s net income before taxes and before calculation of all bonuses and excluding the expenses that Movie Star recorded for accounting purposes as transaction expenses associated with the merger in accordance with Generally Accepted Accounting Principles (“Employment Agreement Net Income”) in excess of $1,200,000 and up to $3,200,000, and equal to 3.75% of Employment Agreement Net Income in excess of $3,200,000. Mr. Knigin did not receive a bonus for the thirteen month period ended July 26, 2008. During the Additional Term, Mr. Knigin will be entitled to receive an annual bonus equal to the excess of 1.5% (“Bonus Percentage”) of Walmart Net Sales (as defined in the employment agreement) over Mr. Knigin’s annual base salary. The Bonus Percentage will be increased or decreased for each year during the Additional Term in which our gross margin for Walmart Net Sales during such period exceeds or is less than the blended average gross margin for Walmart Net Sales for the year ended June 30, 2007, the thirteen month period ended July 26, 2008 and the fiscal year ending July 25, 2009.

In addition to his base salary, on October 3, 2006, we granted Mr. Knigin a ten-year option to purchase 250,000 shares of our common stock under our Amended and Restated 1988 Stock Option Plan at an exercise price of $2.00 per share, of which 62,500 shares vested on each of (i) the date of grant, (ii) the six-month anniversary of the date of grant, (iii) the first anniversary of the date of grant and (iv) the second anniversary of the date of grant.

Additionally, on each of July 1, 2007 and 2008, we issued Mr. Knigin 4,808 and 17,483 shares of restricted stock, respectively, equal to the number of shares of our common stock determined by dividing $25,000 by the last sale price of a share of our common stock on each such date. All such shares will vest on June 30, 2009.

Mr. Knigin’s employment agreement also provides for us to pay the premiums on a life insurance policy for him providing a death benefit of $1,500,000 to Mr. Knigin’s designated beneficiary and a disability insurance policy for Mr. Knigin providing a non-taxable benefit of at least $10,000 per month payable to Mr. Knigin in the event of his disability. Mr. Knigin is also entitled to participate in our group medical insurance and Retired Senior Executive Medical Plan for the duration of the term of the employment agreement. Pursuant to the employment agreement, Mr. Knigin is prohibited from disclosing confidential information about us and is prohibited from seeking employment with a competitor during the term of the employment agreement and, if he terminates his employment other than for “good reason” (as defined in the employment agreement) prior to the expiration of the term of the employment agreement or we terminate his employment for “cause” (as defined in the employment agreement) prior to the expiration of the term of the employment agreement, for an additional period of two years following the date of termination. Mr. Knigin’s employment agreement does not contain any change of control provisions.

We currently have a key person life insurance policy on the life of Mr. Knigin in the amount of $5.0 million under which we are the beneficiary.

Grants of Plan-Based Awards

The following table sets forth information regarding awards to the named executive officers under our equity compensation plans during the fiscal year ended July 26, 2008. There can be no assurance that the grant date fair value of the stock and option awards will ever be realized by the individual. The amount of these awards that was expensed is included in the Summary Compensation Table:

								Grant Date
				Number of			Exercise Price of	Fair Value of
		Number of		Securities		Exercise or Base	Option Awards	Stock and
	Grant	Shares of		Underlying		Price of Option	on the Grant	Option
Name	Date	Stock (#)		Options (#)		Awards ($/sh)	Date ($/sh)(1)	Awards ($)(2)

Peter Cole	1/28/08	50,000	(3)	—		—	—	155,000
	1/28/08	—		137,500	(4)	3.10	3.10	266,139
Thomas Rende	1/28/08	24,194	(3)	—		—	—	75,000
	1/28/08	—		78,750	(5)	3.10	3.10	152,425
Linda LoRe	1/28/08	200,000	(6)	—		—	—	636,076
	1/28/08	—		100,000	(7)	3.10	3.10	193,178
Melvyn Knigin	7/1/07	4,808	(8)	—		—	—	25,000
	7/1/08	17,483	(8)	—		—	—	25,000

(1)	Represents the closing price of our common stock on the date of grant.

(2)	The fair value of the stock and option awards was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for each grant: risk-free interest rate 3.15%; expected life seven years; expected volatility 61% and expected dividends of zero. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the holder.

We account for our stock-based employee compensation arrangements under SFAS No. 123(R), which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

(3)	All of these shares were vested on the grant date.

(4)	87,500 of these options vested on the grant date and 50,000 vested on July 26, 2008.

(5)	All of these options were vested on the grant date.

(6)	100,000 shares vest on December 31, 2009, 50,000 shares vest on December 31, 2010 and the remaining 50,000 shares vest on December 31, 2011.

(7)	These options vest 25% on the grant date and on each of the first through third anniversaries of the grant date.

(8)	These shares vest on June 30, 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding option awards as of July 26, 2008 for each of the named executive officers:

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option	Option
	Exercisable	Un-exercisable		Exercise	Expiration
Name	Options (#)	Options (#)		Price ($)	Date

Peter Cole	137,500	—		$3.10	1/27/2013
Thomas Rende	17,500	—		1.25	11/3/08
	17,500	—		2.125	02/21/10
	17,500	—		1.375	06/29/10
	22,500	15,000	(1)	2.90	12/9/14
	15,000	60,000	(2)	2.00	10/12/16
	78,750	—		3.10	1/27/2015
Linda LoRe	244,907	—		1.90	12/1/2013
	60,114	180,341	(3)	2.46	12/7/2016
	25,000	75,000	(3)	3.10	1/27/2018
Melvyn Knigin	187,500	62,500	(4)	$2.00	10/2/16

(1)	These options vest in two equal annual installments beginning on December 10, 2008.

(2)	These options vest in four equal annual installments beginning on October 13, 2008.

(3)	These options vest in three equal annual installments of beginning on January 29, 2008.

(4)	These options vest on October 3, 2008.

Option Exercises in Fiscal Year 2008

None of our named executive officers exercised options during the fiscal year ended July 26, 2008.

Potential Termination or Change of Control Payments

Each of our named executive officers has an employment agreement with us that provides for the following potential payments in the event of their termination. All such payments will be paid in accordance with our normal payroll procedures. Of the named executive officers, only Linda LoRe’s employment agreement contains a change of control provision.

Peter Cole

Payment Upon Death or Disability.  In the event of Mr. Cole’s death or termination due to “disability” (as defined in his consulting agreement), Performance Enhancement Partners, or its designated beneficiary, as the case may be, will be entitled to receive:

•	base consulting fee through the date of Mr. Cole’s death or disability;

•	any additional consulting fees (as defined in the consulting agreement) that would have become payable for the year in which the consulting agreement was terminated, pro-rated for the number of months Mr. Cole worked during the fiscal year of termination; and

•	all valid business expense reimbursements.

Payment Upon Involuntary Termination Without Cause or Resignation for Good Reason.  If Performance Enhancement Partners terminates the consulting agreement for “good reason” (as defined in the consulting agreement) or we terminate the consulting agreement without “cause” (as defined in the consulting agreement), Performance Enhancement Partners will be entitled to receive the following:

•	base consulting fee (a) through the end of the first extension period (January 26, 2009) or (b) through the date of termination with respect to the second extension period;

•	any additional consulting fees that would have become payable through the end of the applicable extension period (either January 26, 2009 with respect to the first extension period, or the date of termination with respect to the second extension period); and

•	all valid business expense reimbursements.

In addition, any stock options that have been granted during the first extension period and would otherwise have vested during the first extension period will immediately vest upon such termination, and any portion of an option granted during the second extension period that has not vested on the date of termination shall immediately expire.

Thomas Rende

Payment Upon Death or Disability.  In the event of death or termination due to “disability” (as defined in his employment agreement), Mr. Rende, or his designated beneficiary, as the case may be, will be entitled to receive:

•	base salary through the date of death or disability;

•	any non-equity incentive compensation that would have become payable for the year in which the employment was terminated, pro-rated for the number of months worked during the fiscal year of termination;

•	all valid business expense reimbursements; and

•	all accrued but unused vacation pay.

In addition, in the case of death, his beneficiary will be entitled to receive proceeds from a company-paid life insurance policy provided to him in his name. We also maintain a long-term disability insurance policy for Mr. Rende, which will provide a non-taxable benefit of at least $7,500 per month, payable to him.

Payment Upon Involuntary Termination Without Cause or Resignation for Good Reason.  If Mr. Rende terminates his employment for “good reason” (as defined in his employment agreement) or is terminated by us without “cause” (as defined in his employment agreement), he will be entitled to receive the following:

•	base salary through the end of the employment term (December 31, 2009);

•	the sum of $250,000, payable in equal installments so that the entire amount will be received by March 15th of the calendar year following the date of termination;

•	any non-equity incentive compensation that would have become payable through the end of the employment term;

•	life, disability and health insurance benefits through the end of the employment term;

•	continuation of medical coverage for one year after the end of the term;

•	all valid business expense reimbursements; and

•	all accrued but unused vacation pay.

Linda LoRe

Payment Upon Death or Disability.  In the event of death or termination due to “disability” (as defined in her employment agreement), Ms. LoRe, or her designated beneficiary, as the case may be, will be entitled to receive:

•	base salary through the date of death or disability;

•	any non-equity incentive compensation that would have become payable for the year in which the employment was terminated, pro-rated for the number of days worked during the fiscal year of termination;

•	all valid business expense reimbursements; and

•	all accrued but unused vacation pay.

In addition, in the case of death, her beneficiary will be entitled to receive $3,000,000 from a company-paid life insurance policy. We also maintain a long-term disability insurance policy for Ms. LoRe, which will provide a benefit of 60% of Ms. LoRe’s monthly base salary, payable to her.

Payment Upon Involuntary Termination Without Cause or Resignation for Good Reason.  If Ms. LoRe terminates her employment for “good reason” (as defined in her employment agreement) or is terminated by us without “cause” (as defined in her employment agreement), she will be entitled to receive the following:

•	base salary through the date of termination;

•	an amount equal to 1.25 times her base salary in effect on the termination date, payable no later than 45 days after the termination date; provided that to the extent necessary to avoid noncompliance with Internal Revenue Code Section 409A, such amount may be placed in an interest bearing escrow account and the deposited amount paid in full to Mr. LoRe six months after the termination date.

•	any non-equity incentive compensation that would have become payable for the year in which the employment was terminated, pro-rated for the number of days worked during the fiscal year of termination;

•	company-paid continuation of medical coverage for eighteen months after the termination date;

•	any unpaid vested benefits and other amounts or benefits Ms. LoRe is eligible to receive as of the termination date under any plan, contract or agreement with us to which Ms. LoRe is a party at such time as required under the applicable plan, contract or agreement.

•	all valid business expense reimbursements; and

•	all accrued but unused vacation pay.

Payment Upon a Change in Control.  If there is a “change in control” (as defined in her employment agreement) during the employment term and Ms. LoRe terminates her employment for “good reason” or is terminated without “cause” within eighteen months following the change in control, she will be entitled to receive what she would have been entitled to receive upon a termination for good reason or without cause as described above, except that she would be entitled to receive an amount equal to 1.75 times her base salary instead of 1.25 times her base salary, plus a bonus equal to the targeted performance bonus in effect on the date of termination. In addition, all outstanding stock options, restricted stock and other equity awards under any of our equity incentive plans will immediately vest and become fully exercisable.

Melvyn Knigin

Payment Upon Death or Disability.  In the event of Mr. Knigin’s death or termination due to “disability” (as defined in his employment agreement), he or his designated beneficiaries, as the case may be, will be entitled to receive:

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

Payment Upon Involuntary Termination Without Cause or Resignation for Good Reason.  If Mr. Knigin terminates his employment for “good reason” (as defined in his employment agreement) or is terminated by us without “cause” (as defined in his employment agreement), he will be entitled to receive the following:

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

The following table reflects the amounts that would have been payable to each of the named executive officers had their employment terminated as of July 26, 2008:

					Involuntary
					Termination
					Without Cause or
		Change in		Death or	Resignation for
Name	Benefits	Control(1)		Disability	Good Reason

Peter Cole	Base Consulting Fee	$—		$—	$200,000
	Additional Consulting Fee	—		100,000	100,000

	Total	$—		$100,000	$300,000

Thomas Rende	Base Salary	$—		$—	$481,667
	Non-Equity Incentive Compensation	—		—	—
	Severance	—		—	200,000
	Medical Insurance	—		—	42,811
	Disability Insurance	—		—	8,063
	Life Insurance	—		—	7,005
	Accrued Vacation Pay	—		13,846	13,846

	Total	$—		$13,846	$753,392

Linda LoRe	Base Salary	$—		$—	$—
	Severance	1,137,500		—	812,500
	Non-Equity Incentive Compensation	—		—	—
	Restricted Stock(2)	190,000	(2)	—	—
	Medical Insurance	20,195		—	20,195
	Disability Insurance	—		—	—
	Life Insurance	—		—	—
	Accrued Vacation Pay	317,497		317,497	317,497

	Total	$1,665,192		$317,497	$1,150,192

Melvyn Knigin	Base Salary	$—		$—	$575,000
	Non-Equity Incentive Compensation	—		—	—
	Restricted Stock	—		—	50,000	(3)
	Accrued Vacation Pay	—		21,538	21,538

	Total	$—		$21,538	$646,538

(1)	The consulting and employment agreements for each of Messrs. Cole, Rende and Knigin do not contain any change in control provisions.

(2)	Represents the value of restricted stock subject to accelerated vesting using the closing price of our common stock of $0.95 on July 25, 2008, the last business day of our fiscal year ended July 26, 2008.

(3)	Represents $25,000 of our common stock issued on each of July 1, 2007 and 2008, which will continue to vest as scheduled on June 30, 2009.

Compensation Plans

Non-Equity Compensation Plan

1998 Senior Executive Incentive Plan

In September 1998, our compensation committee adopted an incentive compensation plan. Under the 1998 Senior Executive Incentive Plan, as amended, the compensation committee has the discretion to award bonus compensation to senior executives in an amount not to exceed 6.75% of any excess pre-tax income over the base amount of $1,200,000. No awards were made under the plan to our named executive officers for fiscal 2008.

Equity Compensation Plans

Employee Stock Ownership Plan

Effective December 31, 2007, we terminated our Employee Stock Ownership and Capital Accumulation Plan (“Employee Stock Plan”). As of October 10, 2008, there were 350 participants who were entitled to receive an aggregate of 108,101 shares of our common stock.

1994 Incentive Stock Option Plan

In 1994, we adopted an Incentive Stock Option Plan.  Our shareholders approved the 1994 Plan on December 8, 1994. The purpose of the 1994 Plan was to enable us to attract and retain key employees by providing them with an opportunity to participate in our ownership. The compensation committee makes awards under the 1994 Plan. The 1994 Plan is intended to comply with Section 422A of the Internal Revenue Code of 1986, as amended. All options are granted at market value as determined by reference to the price of shares of our common stock on the NYSE Alternext US. As of October 10, 2008, there were options outstanding to purchase 55,000 shares, exercisable at $1.25 per share. Effective July 15, 2004, options can no longer be granted under the 1994 Plan.

Amended and Restated 1988 Non-Qualified Stock Option Plan

On December 13, 1988, our shareholders approved the 1988 Non-Qualified Stock Option Plan covering up to 833,333 shares of common stock to provide an additional continuing form of long-term incentive to selected officers. On September 19, 2006, our board of directors approved the Amended and Restated 1988 Non-Qualified Stock Option Plan, which (i) increased the time period in which an employee terminated for any reason other than death or disability has to exercise the portion of the option which is exercisable on the date of termination from 30 days to 90 days following the date of termination; (ii) provides for continued exercisability of options after termination in the discretion of the compensation committee as set forth in the stock option agreement at the time of grant; (iii) increased the time period in which an employee terminated due to disability has to exercise the option from 180 days to one year from the date of termination; and (iv) increased the time period in which the legal representative or legatee under the will of an employee who dies within 90 days (instead of 30 days) after the date of termination of employment or while employed by us or a subsidiary has to exercise the decedent employee’s option from 180 days to one year from the date of death. Unless terminated by the board, the 1988 Plan shall remain effective until no further options may be granted and all options granted under the 1988 Plan are no longer outstanding. As of October 10, 2008, there were options outstanding to purchase 450,000 shares, exercisable at prices ranging from $1.25 per share to $2.90 per share of our common stock at a weighted average exercise price of $2.06 per share.

Amended and Restated 2000 Performance Equity Plan

On February 22, 2000, the board of directors adopted the 2000 Performance Equity Plan covering 375,000 shares of common stock under which our officers, directors, key employees and consultants are eligible to receive incentive or non-qualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock based awards. Shareholders approved the 2000 Performance Equity Plan on November 28, 2000. On January 23, 2008, our shareholders approved the Amended and Restated 2000 Performance Equity Plan, which increased the number of shares of our common stock available for issuance under the plan from 375,000 shares to 2,000,000 shares, added a 500,000 share limit on grants to any individual in any one calendar year in order for the plan to comply with Section 162(m) of the Internal Revenue Code and made other changes to comply with Section 409A of the Internal Revenue Code. The Amended and Restated 2000 Performance Equity Plan will terminate when no further awards may be granted and awards granted are no longer outstanding, provided that incentive options may only be granted until February 21, 2010. To the extent permitted under the provisions of the 2000 Performance Equity Plan, the compensation committee has authority to determine the selection of participants, allotment of shares, price and other conditions of awards. As of October 10, 2008, there were options outstanding to purchase an aggregate of 656,750 shares, exercisable at prices ranging from $1.26 per share to $3.10 per share of our common stock at a weighted average exercise price of $2.68 per share. During fiscal 2008 and 2007, 491,250 and 27,500 options, respectively, were granted under the 2000 Performance Equity Plan to our employees.

During the year ended July 26, 2008, we issued, pursuant to the 2000 Performance Equity Plan, 24,194 of fully vested shares of common stock to our Chief Financial Officer and 50,000 shares to our Executive Chairman at a price of $3.10 per share. On July 1, 2008 and 2007, we also issued 17,483 and 4,808 shares of restricted stock, respectively, under the 2000 Performance Equity Plan to the Chief Executive Officer of the wholesale division. All of these shares vest on June 30, 2009.

Our Non-Employee Director Compensation Plan provides that each non-employee director may elect to receive his or her annual stipend and meeting fees in cash and/or shares of our common stock under our 2000 Performance Equity Plan in such proportion as is determined by each non-employee director. As of July 26, 2008, an aggregate of 104,790 shares of common stock have been issued to non-employee directors under the 2000 Performance Equity Plan.

Amended and Restated 2003 Employee Equity Incentive Plan

FOH Holdings adopted the 2003 Employee Equity Incentive Plan on December 1, 2003. The plan authorized FOH Holdings to issue incentive or nonqualified stock options to its employees and officers. The plan was amended and restated as of December 1, 2006, primarily to increase the number of shares covered under the plan and to permit the issuance of nonqualified stock options to independent directors. Unless previously terminated by the board, the 2003 plan will terminate on November 30, 2010 and no options may be granted under the 2003 plan after that date, but such termination will not affect any rights under an option already granted to a holder. On January 28, 2008, upon the consummation of the merger, the 2003 plan and underlying options were assumed by us. As of October 10, 2008, there were options outstanding to purchase an aggregate of 1,171,902 shares, exercisable at prices ranging from $1.12 per share to $4.52 per share of our common stock at a weighted average exercise price of $2.52 per share. No additional grants may be made under the 2003 Plan.

Compensation Arrangements for Directors

We pay our non-employee directors in accordance with the terms of our Non-Employee Director Compensation Plan, which was adopted by the board of directors of Movie Star, Inc. in December 2004 and became effective on January 1, 2005. Under the plan, each non-employee director receives (i) an annual stipend of $20,000, payable quarterly in arrears, (ii) $2,000 per day for board or committee meetings attended in person, regardless of the number of meetings held that day and (iii) $1,000 per meeting for board or committee meetings attended telephonically, unless two or more teleconference call meetings are held back-to-back on the same call, in which case each non-employee director will receive $1,000 for the entire call. Payment of the annual stipend and meeting fees are made, at the election of each non-employee director, in cash and/or shares of common stock under our 2000 Performance Equity Plan in such proportion as is determined by each non-employee director. If a non-employee director elects to be paid in stock, either in full or in part, the number of shares of common stock to be issued is determined by dividing the dollar amount of the stipend and meeting fees earned during the quarter (or a percentage thereof, if the non-employee director elects to receive stock payment in part) by the last sale price of our common stock on the last trading day of each calendar quarter in which the fees were earned.

We also pay or reimburse each non-employee director for all transportation, hotel and other expenses reasonably incurred by the non-employee director in connection with attendance at board and committee meetings against itemized reports and receipts submitted with respect to any such expenses and approved in accordance with our customary procedures.

It was anticipated that, following the closing of the merger, the Non-Employee Director Compensation Plan would be amended to, among other things, increase the annual stipend, provide additional annual stipends for committee chairpersons, revise the per meeting compensation fees and provide for a stock option grant. However, due to the current economic conditions, the board determined to forego any increases in their compensation and maintain the current structure of the plan as described above.

The following table summarizes the compensation of our non-employee directors for the fiscal year ended July 26, 2008. Directors who are employees of or consultants to our company do not receive separate compensation for their service as a director.

	Fees Earned or	Stock	All Other
Name	Paid in Cash ($)	Awards ($)(1)	Compensation ($)	Total ($)

John L. Eisel(2)	38,017	—	—	38,017
William F. Harley(3)	—	13,000	—	13,000
Rose Peabody Lynch(4)	34,350	3,150	—	37,500
Thomas J. Lynch(5)	22,000	—	—	22,000
Michael A. Salberg(6)	40,017	—	—	40,017
Joel M. Simon(7)	26,134	13,883	—	40,017
Milton J. Walters(8)	30,750	4,750	—	35,500

(1)	Represents the dollar value of the compensation that the director elected to receive in shares of our common stock in lieu of cash compensation.

(2)	As compensation for his services as a director of the Company and for his attendance at board and/or committee meetings, Mr. Eisel received cash payments of $38,017. Of such amount, $20,000 relates to the period after the consummation of the merger on January 28, 2008 to July 26, 2008, and $18,017 relates to fees earned for serving as a director of Movie Star, Inc. prior to the merger from July 29, 2007 to January 28, 2008.

(3)	Mr. Harley became a director of the Company upon the closing of the merger on January 28, 2008. As compensation for his services as a director and for his attendance at board and/or committee meetings, Mr. Harley received payments in common stock of 9,427 shares at a total value of $13,000.

(4)	Ms. Lynch became a director of the Company upon the closing of the merger on January 28, 2008 and resigned from the board effective August 1, 2008. As compensation for her services as a director and for her attendance at board and/or committee meetings, Ms. Lynch received cash payments of $34,350 and payments in common stock of 2,312 shares at a total value of $3,150. Of such amount, $17,850 of cash and $3,150 of stock relates to the period after the consummation of the merger on January 28, 2008 to July 15, 2008, and $16,500 of cash relates to fees earned for serving as a director of FOH Holdings prior to the merger from July 29, 2007 to January 28, 2008

(5)	Mr. Lynch became a director of the Company upon the closing of the merger on January 28, 2008. As compensation for his services as a director and for his attendance at board and/or committee meetings, Mr. Lynch received cash payments of $22,000.

(6)	As compensation for his services as a director of the Company and for his attendance at board and/or committee meetings, Mr. Salberg received cash payments of $40,017. Of such amount, $21,000 relates to the period after the consummation of the merger on January 28, 2008 to July 26, 2008, and $19,017 relates to fees earned for serving as a director of Movie Star, Inc. prior to the merger from July 29, 2007 to January 28, 2008.

(7)	As compensation for his services as a director of the Company and for his attendance at board and/or committee meetings, Mr. Simon received cash payments of $26,134 and payments in common stock of 8,473 shares at a total value of $13,883. Of such amount, $12,673 of cash and $6,327 of stock relates to the period after the consummation of the merger on January 28, 2008 to July 26, 2008, and $13,461 of cash and $7,556 of stock relates to fees earning for serving as a director of Movie Star, Inc. prior to the merger from July 29, 2007 to January 28, 2008.

(8)	Mr. Walters became a director of the Company upon the closing of the merger on January 28, 2008. As compensation for his services as a director and for his attendance at board and/or committee meetings, Mr. Walters received cash payments of $30,750 and payments in common stock of 3,479 shares at a total value of $4,750. Of such amount, $14,250 of cash and $4,750 of stock relates to the period after the consummation of the merger on January 28, 2008 to July 26, 2008, and $16,500 of cash relates to fees earned for serving as a director of FOH Holdings prior to the merger from July 29, 2007 to January 28, 2008.

ITEM 12. —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of October 10, 2008 by:

•	each person or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our named executive officers and directors; and

•	all of our named executive officers and directors, as a group.

The percentage of beneficial ownership indicated below is based on 26,172,094 shares of our common stock outstanding on October 10, 2008.

	Number		Percent of
Name and Address of Beneficial Owner(1)	of Shares		Class

TTG Apparel, LLC 287 Bowman Avenue Purchase, New York 10577	1,766,322(2)		6.7%
Tokarz Investments, LLC 287 Bowman Avenue Purchase, New York 10577	8,685,273(2	)(3)	32.8%
Fursa Alternative Strategies LLC, on behalf of certain funds and accounts affiliated with or managed by it or its affiliates 49 West Merrick Road, Suite 202 Freeport, New York 11520	10,197,475(4)		36.4%
Royce & Associates, LLC 1414 Avenue of the Americas New York, New York 10019	1,350,400(5)		5.2%
Peter Cole	316,314(6)		1.2%
Thomas Rende	333,094(7)		1.3%
Linda LoRe	530,021(8)		2.0%
Melvyn Knigin	330,041(9)		1.2%
John L. Eisel	70,449(10)		*
William F. Harley 49 West Merrick Road, Suite 202 Freeport, New York 11520	9,427(11)		*
Thomas J. Lynch 49 West Merrick Road, Suite 202 Freeport, New York 11520	—(12)		—
Michael A. Salberg	42,267(13)		*
Joel M. Simon	63,435(10)		*
Milton J. Walters	21,291(14)		*
All directors and executive officers as a group (10 individuals)	1,716,339(15)		6.3%

*	Less than 1%.

(1)	Unless otherwise noted, the business address of each of (a) Peter Cole, Thomas Rende, Melvyn Knigin, John Eisel, Michael Salberg, Joel M. Simon, and Milton Walters is c/o Frederick’s of Hollywood Group Inc., 1115 Broadway, New York, New York 10010 and (b) Linda LoRe is

c/o Frederick’s of Hollywood Group Inc., 6255 Sunset Boulevard, Sixth Floor, Hollywood, California 90028.

(2)	According to a Schedule 13D, dated January 28, 2008, and filed with the Securities and Exchange Commission on February 5, 2008, Michael T. Tokarz is the sole controlling person and manager of each of TTG Apparel, LLC and Tokarz Investments, LLC.

(3)	Includes (a) 298,296 shares of common stock issuable upon exercise of currently exercisable warrants and (b) 1,184,460 shares of common stock being held in escrow in connection with the merger.

(4)	Includes (a) 298,296 shares of common stock issuable upon exercise of currently exercisable warrants, (b) 1,512,219 shares of common stock issuable upon conversion of 3,629,325 shares of Series A 7.5% Preferred Stock and (c) 1,184,456 shares of common stock being held in escrow in connection with the merger.

(5)	The information with respect to Royce & Associates is derived from a Schedule 13G filed with the Securities and Exchange Commission on February 4, 2008.

(6)	Includes (a) 50,000 shares of common stock held by Performance Enhancement Partners, LLC and (b) currently exercisable options to purchase 137,500 shares of common stock under the 2000 Performance Equity Plan granted to Performance Enhancement Partners, LLC. Excludes options to purchase 25,000 shares of common stock under the 2000 Performance Equity Plan granted to Performance Enhancement Partners, LLC that are not exercisable within 60 days of October 10, 2008. Peter Cole, as sole member of Performance Enhancement Partners, has voting and dispositive power over these shares.

(7)	Includes (a) options to purchase (i) 17,500 shares pursuant to the 1994 Plan, (ii) 60,000 shares pursuant to the 1988 Plan and (iii) 113,750 shares pursuant to the 2000 Performance Equity Plan, all of which are currently exercisable within 60 days of October 10, 2008, (b) 140,194 shares held jointly with Mr. Rende’s spouse and (c) 1,650 shares owned by Mr. Rende’s spouse. Excludes options to purchase 52,500 shares under the 1988 Plan that are not exercisable within 60 days of October 10, 2008.

(8)	Includes (a) currently exercisable options to purchase 330,021 shares pursuant to the 2003 Employee Equity Incentive Plan and (b) 200,000 shares of restricted stock, of which 100,000 shares vest on December 31, 2009 and 50,000 shares vest on each of December 31, 2010 and 2011. Excludes options to purchase 255,341 shares under the 2003 Plan that are not exercisable within 60 days of October 10, 2008.

(9)	Includes (a) currently exercisable options to purchase 250,000 shares pursuant to the 1988 Plan, (b) 22,291 shares of restricted stock, which vest on June 30, 2009 and (c) 50,000 shares owned by Mr. Knigin’s spouse.

(10)	Includes immediately exercisable options to purchase 6,000 shares pursuant to the 2000 Performance Equity Plan.

(11)	As Chief Investment Officer of Fursa Alternative Strategies LLC, William F. Harley exercises voting and dispositive power over shares beneficially owned by Fursa Alternative Strategies LLC described in Footnote 4 above. Mr. Harley disclaims beneficial ownership of the shares described in Footnote 4 above except to the extent of his pecuniary interest therein.

(12)	As Chief Executive Officer of Fursa Alternative Strategies LLC, Thomas Lynch may be deemed to exercise voting and dispositive power over shares beneficially owned by Fursa Alternative Strategies LLC described in Footnote 4 above. Mr. Lynch disclaims beneficial ownership of the shares described in Footnote 4 above except to the extent of his pecuniary interest therein.

(13)	Represents (a) 36,267 shares owned by Mr. Salberg’s spouse and (b) options to purchase 6,000 shares pursuant to the 2000 Performance Equity Plan.

(14)	Includes currently exercisable options to purchase 17,812 shares pursuant to the 2003 Plan. Excludes options to purchase 13,358 shares under the 2003 Plan that are not exercisable within 60 days of October 10, 2008.

(15)	Includes an aggregate of 944,583 shares that Peter Cole, Thomas Rende, Linda LoRe, Melvyn Knigin, John L. Eisel, Michael A. Salberg, Joel M. Simon and Milton J. Walters have the right to acquire upon exercise of outstanding options that are exercisable within 60 days of October 10, 2008.

ITEM 13. —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by the board of directors (or the audit committee). Related party transactions are defined under SEC rules as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any related party, which includes (a) an executive officer, director or nominee for election as a director, (b) a greater than 5 percent beneficial owner of our common stock, or (c) an immediate family member of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest. A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he or she is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire on an annual basis that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

In addition, our amended and restated bylaws provide for a 75% supermajority approval requirement in connection with important corporate decisions until July 28, 2009 (18 months after the consummation of the merger), including transactions with our officers, directors and shareholders.

Related Party Transactions

On January 28, 2008, the closing date of the merger, we entered into an escrow agreement with designated representatives of the FOH Holdings stockholders providing for the deposit into escrow of 2,368,916 shares of common stock (representing 20% of the shares of common stock issued to the FOH Holdings stockholders in the merger) for 18 months following the closing of the merger, subject to extension under certain circumstances, to cover any indemnification claims that we may bring for certain matters, including breaches of FOH Holdings’ covenants, representations and warranties in the merger agreement. Similarly, 618,283 treasury shares of our common stock (representing 7.5% of the aggregate number of issued and outstanding shares of common stock immediately prior to the closing of the merger) was deposited into escrow for 18 months following the closing of the merger, subject to certain conditions, to cover any indemnification claims that may be brought by the FOH Holdings stockholders against us.

Independence of Directors

As our common stock is listed on the NYSE Alternext US (formerly known as the American Stock Exchange), we are subject to the rules of this exchange applicable to determining whether a director is independent. The board of directors also consults with our counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The NYSE Alternext US listing standards define an

“independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment. The exchange requires that a majority of the board of directors of a company be independent, as determined by the board. Consistent with these considerations, the board of directors affirmatively has determined that Messrs. Eisel, Lynch, Harley, Salberg, Simon and Walters are independent. The other remaining directors are not independent because they are currently our employees or consultants.

ITEM 14. —	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees

Deloitte & Touche LLP (“Deloitte & Touche”) served as FOH Holdings’ independent registered public accounting firm for the fiscal year ended July 28, 2007 and for the partial year period from July 29, 2007 until February 26, 2008. Following the merger, Mahoney Cohen & Company, CPA, P.C. (“Mahoney Cohen”), who had served as Movie Star’s independent auditors prior to the merger, was appointed by the Audit Committee to serve as the independent registered public accounting firm for the combined company.

The following table summarizes the aggregate fees (rounded to the nearest $1,000) billed to the Company for the period January 28, 2008 (the closing date of the merger) through July 26, 2008, and billed to FOH Holdings for fiscal year 2007 and the period July 29, 2007 through January 28, 2008 for professional services rendered by Deloitte & Touche and Mahoney Cohen:

	Years Ended,
	July 26,	July 28,
	2008	2007

Audit Fees(1)	$1,161,000	$374,000
Audit Related Fees(2)	506,000	1,102,000
Tax Fees(3)	284,000	228,000
All Other Fees(4)	—	49,000

	$1,951,000	$1,753,000

(1)	Represents the aggregate fees billed by Deloitte & Touche for professional services rendered in connection with the audit of our consolidated financial statements, and review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q, except for $214,000, which was billed by Mahoney Cohen for these same services in fiscal year 2008.

(2)	Represents fees billed by Deloitte & Touche in connection with the Company’s registration statement and proxy statement filings.

(3)	Represents the aggregate fees billed by Deloitte & Touche for professional services rendered for tax compliance, tax advice and tax planning.

(4)	Represents aggregate fees billed by Deloitte & Touche for due diligence related to the merger and related accounting consultation.

The following table summarizes the aggregate fees (rounded to the nearest $1,000) billed to Movie Star, Inc. for the seven month period ended January 28, 2008 and its fiscal year 2007 for professional services rendered by Mahoney Cohen:

	Seven Months
	Ended	Year Ended
	January 28, 2008	June 30, 2007

Audit Fees(1)	$80,000	$93,000
Audit Related Fees(2)	74,000	99,000
Tax Fees(3)	8,000	10,000
All Other Fees(4)	—	116,000

	$162,000	$318,000

(1)	Represents the aggregate fees billed by Mahoney Cohen for professional services rendered in connection with the audit of Movie Star’s consolidated financial statements, and review of the consolidated financial statements included in its Quarterly Reports on Form 10-Q.

(2)	Represents the aggregate fees billed by Mahoney Cohen in connection with their review of various SEC filings and employee benefit plan audits.

(3)	Represents the aggregate fees billed by Mahoney Cohen for professional services rendered for tax compliance, tax advice and tax planning.

(4)	Represents aggregate fees billed by Mahoney Cohen for due diligence related to the merger and related accounting consultation.

Audit Committee Pre-Approval Policies and Procedures

In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or permitted non-audit services, the engagement is approved by the Audit Committee. The Audit Committee approved all of the fees referred to in the section above entitled “Principal Accountant Fees and Services” for fiscal year 2008.

PART IV

ITEM 15. —	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.  Financial Statements:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at July 26, 2008 and July 28, 2007

Consolidated Statements of Operations for the years ended July 26, 2008 and July 28, 2007

Consolidated Statements of Shareholders’ Equity for the years ended July 26, 2008 and July 28, 2007

Consolidated Statements of Cash Flows for the years ended July 26, 2008 and July 28, 2007

Notes to Consolidated Financial Statements

2.  Financial Statement Schedule:

For the fiscal years ended July 26, 2008 and July 28, 2007:

II – Valuation and Qualifying Accounts

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

3.  Exhibits:

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT	METHOD OF FILING

2.1	Agreement and Plan of Merger and Reorganization dated as of December 18, 2006 among the Company, Fred Merger Corp., and FOH Holdings	Incorporated by reference as Exhibit 2.1 to Form 8-K dated December 18, 2006 and filed on December 20, 2006.
2.2	Amendment dated as of June 8, 2007 to Agreement and Plan of Merger and Reorganization dated as of December 18, 2006 among the Company, Fred Merger Corp., and FOH Holdings	Incorporated by reference as Annex B to Preliminary Proxy Statement filed June 8, 2007.
2.3	Second Amendment to Agreement and Plan of Merger and Reorganization dated as of November 27, 2007 by and among the Registrant, Fred Merger Corp. and FOH Holdings, Inc.	Incorporated by reference as Annex B-2 of the Definitive Proxy Statement (No. 001-05893), filed November 30, 2007
2.4	Voting Agreement dated as of December 18, 2006 between the Company and TTG Apparel	Incorporated by reference as Exhibit 2.2 to Form 8-K dated December 18, 2006 and filed on December 20, 2006.
3.1	Restated Certificate of Incorporation	Incorporated by reference as Exhibit 3.1 to Form 8-K dated January 28, 2008 and filed on February 1, 2008
3.2	Amended and Restated Bylaws	Incorporated by reference as Exhibit 3.2 to Form 8-K dated January 28, 2008 and filed on February 1, 2008
4.1	Specimen Common Stock Certificate	Incorporated by reference as Exhibit 4.1 to Form 8-K dated January 28, 2008 and filed on February 1, 2008
4.2	Warrant, dated January 28, 2008, issued to Tokarz Investments	Incorporated by reference as Exhibit 4.2 to Form 8-K dated January 28, 2008 and filed on February 1, 2008
4.3	Warrant, dated January 28, 2008, issued to Fursa	Incorporated by reference as Exhibit 4.3 to Form 8-K dated January 28, 2008 and filed on February 1, 2008
10.1	1994 Incentive Stock Option Plan	Incorporated by reference as Exhibit 10.3.1 to Form 10-K for fiscal year ended June 30, 1994 and filed on October 12, 1994.
10.2	Amended and Restated 1988 Non-Qualified Stock Option Plan	Incorporated by reference as Exhibit 10.2 to Non-Qualified Stock Option Plan Form 10-K for fiscal year ended June 30, 2006 and filed on September 27, 2006.
10.3	Amended and Restated 2000 Performance Equity Plan	Incorporated by reference as Exhibit 4.1 to Form S-8 and filed on July 28, 2008.
10.4	2003 Employee Equity Incentive Plan	Incorporated by reference as Exhibit 4.2 to Form S-8 and filed on July 28, 2008.

EXHIBIT
NUMBER	EXHIBIT	METHOD OF FILING

10.5	Amended and Restated Employment Agreement dated as of October 3, 2006 between Melvyn Knigin and the Company replacing the Agreement dated as of July 1, 2002.	Incorporated by reference as Exhibit 10.9 to Form 8-K dated October 3, 2006 and filed on October 6, 2006.
10.6	Amendment dated as of November 28, 2006 to Amended and Restated Employment Agreement dated as of October 3, 2006 between Melvyn Knigin and the Company.	Incorporated by reference as Exhibit 10.26 to Form 8-K dated November 28, 2006 and filed on December 1, 2006.
10.7	Letter dated January 28, 2003 from Melvyn Knigin to the Company for the surrender and forfeiture of Mr. Knigin’s stock options.	Incorporated by reference as Exhibit 10.19 to Form 10-Q for the quarter ended December 31, 2002 and filed on February 13, 2003.
10.8	Non-Qualified Stock Option Agreement dated as of October 3, 2006 between Melvyn Knigin and the Company.	Incorporated by reference as Exhibit 10.20 to Form 8-K dated October 3, 2006 and filed on October 6, 2006.
10.9	Restricted Stock Agreement dated as of October 3, 2006 between Melvyn Knigin and the Company.	Incorporated by reference as Exhibit 10.21 to Form 8-K dated October 3, 2006 and filed on October 6, 2006.
10.10	Non-Employee Director Compensation Plan effective January 1, 2005 between the Directors and the Company.	Incorporated by reference as Exhibit 10.13 to Form 8-K dated December 6, 2004 and filed on December 14, 2004.
10.11	Form of Non-Employee Director Non-Qualified Stock Option Agreement	Incorporated by reference as Exhibit 10.14 to Form 8-K dated December 6, 2004 and filed on December 14, 2004.
10.12	Amended and Restated Employment Agreement dated October 13, 2006 between Saul Pomerantz and the Company.	Incorporated by reference as Exhibit 10.22 to Form 8-K dated October 13, 2006 and filed on October 18, 2006.
10.13	Amendment dated as of November 28, 2006 to Amended and Restated Employment Agreement dated as of October 13, 2006 between Saul Pomerantz and the Company.	Incorporated by reference as Exhibit 10.27 to Form 8-K dated November 28, 2006 and filed on December 1, 2006.
10.14	Non-Qualified Stock Option Agreement dated as of December 10, 2004 between Saul Pomerantz and the Company.	Incorporated by reference as Exhibit 10.16 to Form 8-K dated December 10, 2004 and filed on December 15, 2004.
10.15	Non-Qualified Stock Option Agreement dated as of October 13, 2006 between Saul Pomerantz and the Company.	Incorporated by reference as Exhibit 10.23 to Form 8-K dated October 13, 2006 and filed on October 18, 2006.
10.16	Non-Qualified Stock Option Agreement dated as of December 10, 2004 between Thomas Rende and the Company.	Incorporated by reference as Exhibit 10.18 to Form 8-K dated December 10, 2004 and filed on December 15, 2004.
10.17	Non-Qualified Stock Option Agreement dated as of October 13, 2006 between Thomas Rende and the Company.	Incorporated by reference as Exhibit 10.24 to Form 8-K dated October 13, 2006 and filed on October 18, 2006.
10.18	Amendment dated as of September 19, 2005 to Agreement dated as of January 1, 2003 between BENJAM Consulting LLC and the Company.	Incorporated by reference as Exhibit 10.16 to Form 10-K for fiscal year ended June 30, 2005 and filed on September 27, 2005.

EXHIBIT
NUMBER	EXHIBIT	METHOD OF FILING

10.19	Stockholders Agreement dated December 18, 2006 among the Company, FOH Holdings, Fursa, Fursa Managed Accounts and Tokarz Investments	Incorporated by reference as Exhibit 10.1 to Form 8-K dated December 18, 2006 and filed on December 20, 2006.
10.20	Standby Purchase Agreement dated December 18, 2006 among the Company and the Standby Purchasers	Incorporated by reference as Exhibit 10.2 to Form 8-K dated December 18, 2006 and filed on December 20, 2006.
10.21	Consulting Agreement dated April 9, 2007 between the Company and Performance Enhancement Partners, LLC	Incorporated by reference as Exhibit 10.28 to Form 8-K dated April 9, 2007 and filed on April 13, 2007.
10.22	Form of Non-Qualified Stock Option Agreement (relating to 137,500 shares) between the Company and Performance Enhancement Partners, LLC	Incorporated by reference as Exhibit 10.29 o Form 8-K dated April 9, 2007 and filed on April 13, 2007.
10.23	Form of Non-Qualified Stock Option Agreement (relating to 25,000 shares) between the Company and Performance Enhancement Partners, LLC	Incorporated by reference as Exhibit 10.30 to Form 8-K dated April 9, 2007 and filed on April 13, 2007.
10.24	Escrow Agreement, dated as of January 28, 2008, by and among the Company, FOH Holdings stockholder representatives and Continental Stock Transfer & Trust Company	Incorporated by reference as Exhibit 10.1 to Form 8-K dated January 28, 2008 and filed on February 1, 2008
10.25	Shareholders Agreement, dated as of January 28, 2008, by and among the Company, Fursa, Tokarz Investments and TTG Apparel	Incorporated by reference as Exhibit 10.2 to Form 8-K dated January 28, 2008 and filed on February 1, 2008
10.26	Registration Rights Agreement, dated as of January 28, 2008, by and among the Company, Fursa, Tokarz Investments and TTG Apparel LLC	Incorporated by reference as Exhibit 10.3 to Form 8-K dated January 28, 2008 and filed on February 1, 2008
10.27	Debt Conversion Agreement, dated as of January 28, 2008 by and among the Company, FOH Holdings and Fursa	Incorporated by reference as Exhibit 10.4 to Form 8-K dated January 28, 2008 and filed on February 1, 2008
10.28	Joinder, dated as of January 28, 2008, by the Company and Fursa	Incorporated by reference as Exhibit 10.5 to Form 8-K dated January 28, 2008 and filed on February 1, 2008
10.29	Amendment No. 3, dated as of January 28, 2008 to the Tranche A/B and Tranche C Term Loan Agreement, dated as of June 30, 2005, as amended by Amendment No. 1, dated July 20, 2005 and Amendment No. 2, dated November 23, 2005 by and among the Company, Frederick’s of Hollywood, Inc., FOH Holdings, Inc., Frederick’s of Hollywood Stores, Inc., Fredericks.com, Inc., Hollywood Mail Order, LLC, the lending institutions listed as Tranche A/B lenders, the lending institutions listed as Tranche C lenders, and Fursa Alternative Strategies LLC, as agent and collateral agent for the lenders	Incorporated by reference as Exhibit 10.6 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

EXHIBIT
NUMBER	EXHIBIT	METHOD OF FILING

10.30	Amended and Restated Financing Agreement dated as of January 28, 2008 by and among the Company and certain of its Subsidiaries, as Borrowers, the financial institutions from time to time party thereto and Wells Fargo Retail Finance II, LLC, as the Arranger and Agent	Incorporated by reference as Exhibit 10.7 to Form 8-K dated January 28, 2008 and filed on February 1, 2008
10.31	Amended and Restated Revolving Credit Note, dated as of January 28, 2008, in the stated original principal amount of $25,000,000, executed by the Borrowers and payable to the order of Wells Fargo Retail Finance II, LLC	Incorporated by reference as Exhibit 10.8 to Form 8-K dated January 28, 2008 and filed on February 1, 2008
10.32	Security Agreement, dated as of January 28, 2008, by the Company in favor of the Agent	Incorporated by reference as Exhibit 10.9 to Form 8-K dated January 28, 2008 and filed on February 1, 2008
10.33	Pledge Agreement, dated as of January 28, 2008, by the Company in favor of the Agent	Incorporated by reference as Exhibit 10.10 to Form 8-K dated January 28, 2008 and filed on February 1, 2008
10.34	Assignment for Security (Trademarks), dated as of January 28, 2008, by the Company in favor of the Agent	Incorporated by reference as Exhibit 10.11 to Form 8-K dated January 28, 2008 and filed on February 1, 2008
10.35	Ratification and Reaffirmation Agreement, dated as of January 28, 2008, by the Borrowers (other than the Company) and Fredericks.com, Inc. in favor of the Agent	Incorporated by reference as Exhibit 10.12 to Form 8-K dated January 28, 2008 and filed on February 1, 2008
10.36	Amended and Restated Intercreditor and Subordination Agreement, dated as of January 28, 2008, among the Company and its Subsidiaries party thereto, the subordinated creditors party thereto, Fursa Alternative Strategies LLC, as agent for such subordinated creditors, and the Agent	Incorporated by reference as Exhibit 10.13 to Form 8-K dated January 28, 2008 and filed on February 1, 2008
10.37	Amended and Restated Contribution Agreement, dated as of January 28, 2008, by the Borrowers and Fredericks.com, Inc. in favor of the Agent	Incorporated by reference as Exhibit 10.14 to Form 8-K dated January 28, 2008 and filed on February 1, 2008
10.38	Employment Agreement, dated January 28, 2008, by and between the Company, FOH Holdings, Inc. and Linda LoRe	Incorporated by reference as Exhibit 10.15 to Form 8-K dated January 28, 2008 and filed on February 1, 2008
10.39	Equity Incentive Agreement dated as of January 28, 2008 by and between FOH Holdings, Inc. and Linda LoRe	Incorporated by reference as Exhibit 10.16 to Form 8-K dated January 28, 2008 and filed on February 1, 2008
10.40	Employment Agreement, dated January 24, 2008, by and between the Company and Thomas Rende	Incorporated by reference as Exhibit 10.30 to Form 8-K, dated January 24, 2008 and filed on January 29, 2008
10.41	Stock Agreement, dated January 28, 2008, by and between the Company and Thomas Rende	Incorporated by reference as Exhibit 10.31 to Form 8-K, dated January 24, 2008 and filed on January 29, 2008.
10.42	Stock Option Agreement, dated January 28, 2008, by and between the Company and Thomas Rende	Incorporated by reference as Exhibit 10.19 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

EXHIBIT
NUMBER	EXHIBIT	METHOD OF FILING

10.43	Stock Option Agreement, dated January 28, 2008, by and between the Company and Saul Pomerantz	Incorporated by reference as Exhibit 10.19 to Form 8-K dated January 28, 2008 and filed on February 1, 2008
10.44	Amendment, dated as of October 22, 2008, to Consulting Agreement dated April 9, 2007 between the Company and Performance Enhancement Partners, LLC	Filed herewith.
14	Amended and Restated Code of Ethics	Incorporated by Reference as Exhibit 14 to Form 8-K dated August 15, 2008 and filed on August 21, 2008.
21	Subsidiary of the Company	Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm (Mahoney Cohen & Company, CPA, P.C.)	Filed herewith.
23.2	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche, LLP)	Filed herewith
31.1	Certification by Chief Executive Officer	Filed herewith
31.2	Certification by Principal Financial and Accounting Officer	Filed herewith
32	Section 1350 Certification	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 24, 2008

FREDERICK’S OF HOLLYWOOD GROUP INC.

By:	/s/ PETER COLE
PETER COLE
Executive Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PETER COLE PETER COLE	Executive Chairman (Principal Executive Officer)	October 24, 2008

/s/ THOMAS RENDE THOMAS RENDE	Chief Financial Officer (Principal Financial and Accounting Officer) and Director	October 24, 2008

/s/ JOHN L. EISEL JOHN L. EISEL	Director	October 24, 2008

/s/ WILLIAM F. HARLEY WILLIAM F. HARLEY	Director	October 24, 2008

/s/ MELVYN KNIGIN MELVYN KNIGIN	Director	October 24, 2008

/s/ LINDA LORE LINDA LORE	Director	October 24, 2008

/s/ THOMAS J. LYNCH THOMAS J. LYNCH	Director	October 24, 2008

/s/ MICHAEL SALBERG MICHAEL SALBERG	Director	October 24, 2008

/s/ JOEL SIMON JOEL SIMON	Director	October 24, 2008

/s/ MILTON J. WALTERS MILTON J. WALTERS	Director	October 24, 2008