Form 10-Q
period 2008-10-25
FREDERICK'S OF HOLLYWOOD GROUP INC /NY/
filed 2008-12-09
CIK 93631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 25, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes ☑           No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐           No ☑
The number of common shares outstanding on December 1, 2008 was 26,194,102.

FREDERICK’S OF HOLLYWOOD GROUP INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements
FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	October 25,	July 26,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,199	$1,988
Accounts receivable	6,659	5,788
Income tax receivable	142	112
Merchandise inventories	30,734	24,572
Prepaid expenses and other current assets	3,618	3,515
Deferred income tax assets	2,511	2,766

Total current assets	45,863	38,741
PROPERTY AND EQUIPMENT, Net	23,404	22,576
GOODWILL	19,100	19,100
INTANGIBLE AND OTHER ASSETS	26,907	27,265

TOTAL ASSETS	$115,274	$107,682

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility and term loans	$20,327	$11,093
Current portion of long-term debt	35	50
Accounts payable and other accrued expenses	23,993	20,709

Total current liabilities	44,355	31,852

DEFERRED RENT	4,131	3,846
LONG TERM DEBT-related party	12,752	12,561
OTHER	38	55
DEFERRED INCOME TAX LIABILITIES	11,547	11,802

TOTAL LIABILITIES	72,823	60,116

PREFERRED STOCK, $.01 par value — authorized, 10,000,000 shares at October 25, 2008 and July 26, 2008; issued and outstanding 3,629,325 shares of Series A preferred stock at October 25, 2008 and July 26, 2008	7,500	7,500

COMMITMENTS AND CONTINGENCIES ( NOTE 8 )	—	—

SHAREHOLDERS EQUITY:
Common stock, $.01 par value — authorized, 200,000,000 shares at October 25, 2008 and July 26, 2008; issued and outstanding 26,172,094 shares at October 25, 2008 and 26,141,194 shares at July 26, 2008	262	261
Additional paid-in capital	59,811	59,558
Accumulated deficit	(25,030)	(19,744)
Accumulated other comprehensive loss	(92)	(9)

TOTAL SHAREHOLDERS’ EQUITY	34,951	40,066

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$115,274	$107,682

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	October 25,	October 27,
	2008	2007
	(see Note 2)
Net sales	$42,565	$37,187
Cost of goods sold, buying and occupancy	27,887	21,849

Gross profit	14,678	15,338
Selling, general and administrative expenses	19,375	18,639

Operating loss	(4,697)	(3,301)
Interest expense, net	428	626

Loss before income tax provision	(5,125)	(3,927)
Income tax provision	20	—

Net loss	(5,145)	(3,927)
Less: Preferred stock dividends	141	—

Net loss available to common shareholders	$(5,286)	$(3,927)

Basic net loss per share	$(0.20)	$(0.33)

Diluted net loss per share	$(0.20)	$(0.33)

Weighted average shares outstanding — basic	26,171	11,845
Weighted average shares outstanding — diluted	26,171	11,845
See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended
	October 25,	October 27,
	2008	2007
	(see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,145)	$(3,927)
Adjustments to reconcile net loss to net cash used in operating activities
Provision for sales allowances and doubtful accounts	75	—
Issuance of common stock for directors’ fees	12	—
Stock-based compensation expense	242	51
Loss on disposal of property and equipment	—	2
Amortization of deferred financing costs	15	23
Depreciation and amortization	1,470	894
Noncash accrued interest on long term debt — related party	191	180
Amortization of deferred rent and lease incentives	186	245
Changes in operating assets and liabilities:
Accounts receivable	(1,253)	47
Merchandise inventories	(6,162)	(3,251)
Prepaid expenses and other current assets	(103)	(1,177)
Income tax receivable	(30)	(46)
Other assets	45	66
Accounts payable, accrued expense, and other	3,187	5,286
Tenant improvements allowances	406	205

Net cash used in operating activities	(6,864)	(1,402)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,140)	(1,958)
Cash paid for transaction costs	—	(1,302)

Net cash used in investing activities	(2,140)	(3,260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligation	(19)	—
Cash paid for issuance costs	—	(234)
Net borrowings under revolving line of credit	9,234	5,767

Net cash provided by financing activities	9,215	5,533

NET INCREASE IN CASH AND CASH EQUIVALENTS	211	871
CASH AND CASH EQUIVALENTS:
Beginning of period	1,988	1,898

End of period	$2,199	$2,769

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended
	October 25,	October 27,
	2008	2007
	(see Note 2)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$168	$192

Taxes	$26	$87

(Concluded)
See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
1. Interim Financial Statements
In the opinion of Frederick’s of Hollywood Group Inc. (formerly Movie Star, Inc.) (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of October 25, 2008 and the results of operations and cash flows for the three months ended October 25, 2008 and October 27, 2007.
The consolidated unaudited financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company’s year-end financial statements. The July 26, 2008 consolidated balance sheet is from the Company’s audited financial statements. The results of operations for the three months ended October 25, 2008 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended July 26, 2008 included in the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 24, 2008.
2. Merger
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
The Merger was accounted for under the purchase method of accounting as a reverse acquisition. Accordingly, for accounting and financial reporting purposes, the Company was treated as the acquired company, and FOH Holdings was treated as the acquiring company. The historical financial information presented for the periods and dates prior to January 28, 2008 is that of FOH Holdings and its subsidiaries, and for periods subsequent to January 28, 2008 is that of the merged company. In addition, the Company adopted FOH Holdings’ fiscal year end, which is the last Saturday of July.
Immediately prior to the Merger, the Company completed a one-for-two reverse stock split of its outstanding common stock. All share and per share data referred to in this Form 10-Q has been retroactively restated to reflect the reverse stock split.
The following condensed pro forma information (herein referred to as the “pro forma information”) assumes the Merger had occurred as of July 29, 2007 for the period presented. The pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the Merger occurred as of the beginning of the period presented, nor is it indicative of the Company’s future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities or anticipated cost savings that may occur as a result of the integration and consolidation of the two companies.
The pro forma information set forth below reflects nonrecurring transactions related to Movie Star merger related fees of approximately $358,000 for the three months ended October 27, 2007. Merger related fees are legal fees and accounting costs for due diligence. These fees were expensed as a result of the Merger being treated as a reverse acquisition.

(unaudited)
For the three months ended
($ in thousands except per share amounts)	October 27, 2007
Net sales	$48,485
Net loss	(6,081)
Net loss available to common shareholders	$(6,222)
Basic loss per share	$(0.31)
Diluted loss per share	$(0.31)

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
The Company records other revenues for shipping revenues and commissions earned on direct sell-through programs on a net basis as the Company acts as an agent on behalf of the related vendor. Total other revenues recorded in net sales in the accompanying consolidated statements of operations were $2,124,000 and $2,420,000 for the three months ended October 25, 2008 and October 27, 2007, respectively.
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
Accounts Receivable/Allowance for Doubtful Accounts and Sales Discounts — The Company’s accounts receivable, which are primarily attributable to the wholesale division, is net of allowance for doubtful accounts and sales discounts. An allowance for doubtful accounts is determined through the analysis of the aging of accounts receivable at the date of the financial statements. An assessment of the accounts receivable is made based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant, primarily due to the Company’s history of minimal bad debts. An allowance for sales discounts is based on discounts relating to open invoices where trade discounts have been extended to customers, costs associated with potential returns of products, as well as allowable customer markdowns and operational charge backs, net of expected recoveries. These allowances are included as a reduction to net sales and are part of the provision for allowances included in accounts receivable. The foregoing results from seasonal negotiations and historic deduction trends, net of expected recoveries and the evaluation of current market conditions. As of October 25, 2008 and July 26, 2008, accounts receivable was net of allowances of $1,054,000 and $979,000, respectively. Management believes its allowance for doubtful accounts and sales discounts to be appropriate, and actual results should not differ materially from those determined using necessary estimates. However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Also, if market conditions were to worsen, management may take actions to increase customer incentive offerings, possibly resulting in an incremental allowance at the time the incentive is offered.
Merchandise Inventories — Retail store inventories are valued at the lower of cost or market using the retail inventory first-in, first-out (“FIFO”) method, and wholesale, catalog and Internet inventories are valued at the lower of cost or market, on an average cost basis that approximates the FIFO method. Freight costs are included in inventory and vendor promotional allowances are recorded as a reduction in inventory cost. These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations and gross margins. Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends. Additionally, the Company accrues for planned but unexecuted markdowns. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. Inventory reserves were $1,242,000 at October 25, 2008, and $1,312,000 at July 26, 2008.
Deferred Catalog Costs — Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit. Direct-response advertising consists primarily of product catalogs of FOH Holdings’ mail order subsidiary. The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally six months. The realizability of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future net revenues. Direct-response advertising costs of $2,406,000 and $2,297,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at October 25, 2008 and July 26, 2008, respectively. The Company believes that it has appropriately determined the expected period of future benefit as of the date of its consolidated financial statements; however, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.
Impairment of Long-Lived Assets — The Company reviews long-lived assets, including property and equipment and its amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows. If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. No impairment was recorded for the three months ended October 25, 2008 and October 27, 2007.
Goodwill and Intangible Assets — The Company has certain intangible assets and goodwill. Intangible assets consist of trademarks, principally the Frederick’s of Hollywood trade name, customer relationships, favorable leases and domain names recognized in accordance with purchase accounting. Goodwill represents the portion of the purchase price that could not be attributed to specific tangible or identified intangible assets recorded in connection with purchase accounting. Goodwill is not deductible for tax purposes. The Company amortizes customer relationships and favorable leases over estimated useful lives of ten and four years, respectively. The customer relationships are amortized by an accelerated method based upon customer retention rates and favorable leases are amortized on a straight-line basis. The Company has determined the trademarks and domain names to have indefinite lives. Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS142”) requires the Company to not amortize goodwill and certain other indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred. SFAS 142 requires goodwill to be allocated to reporting units. No impairment was recorded for the three months ended October 25, 2008 and October 27, 2007.
Accounting for Stock-Based Compensation — The Company follows the provisions of FASB Statement No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values on the grant date.
The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder. The following assumptions were used for options granted during the three months ended October 25, 2008 and October 27, 2007:

	Three Months Ended
	October 25, 2008	October 27, 2007
Risk-free interest rate	3.15% — 3.64%	4.5%
Expected life (years)	5 — 7	6.27
Expected volatility	60 — 61%	61%
Dividend yield	0.0%	0.0%
During the three months ended October 25, 2008, the Company granted to one of its officers and certain other employees options to purchase an aggregate of 82,500 shares of common stock under the 2000 Performance Equity Plan. Options to purchase 25,000 shares are exercisable at $.96 per share and vest in six months, and options to purchase 57,500 shares are exercisable at $.87 per share and vest 20% each year over five years.
During the three months ended October 27, 2007, the Company granted to certain employees options to purchase an aggregate of 93,511 shares of common stock under the FOH Holdings’ 2003 Employee Equity Incentive Plan, which was assumed by the Company in the Merger. These options are exercisable at an exercise price of $4.52 per share and vest 20% each year over five years.
Income Taxes — Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in the Company’s financial statements and income tax returns. The Company provides a valuation allowance for deferred income tax assets when it is considered more likely than not that all or a portion of such deferred income tax assets will not be realized. Due to the Merger, the Company may have had a change in control under Section 382 of the Internal Revenue Code and, therefore, its net operating loss carryforwards may be limited.
Supplemental Disclosure of Noncash Financing Transactions — The Company had outstanding accounts payable and accrued expenses of $388,000 and $248,000 at October 25, 2008 and July 26, 2008, respectively, related to purchases of property and equipment. During the three months ended October 25, 2008, the Company also accrued a dividend of $141,000 on its Series A Preferred Stock.

4. Effect of New Accounting Standards
In September 2006, the FASB issued SFAS 157 “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1, which amends SFAS 157 to remove leasing transactions accounted for under SFAS 13, “Accounting for Leases” and FSP 157-2, which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 on July 27, 2008. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements because the Company does not maintain investments or derivatives. The Company does not believe the adoption of SFAS 157 for nonfinancial assets and liabilities, effective July 26, 2009, will have a material impact on the Company’s financial statements.
In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”), which amends the accounting for assets and liabilities in financial statements in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. The Company adopted SFAS 159 on July 27, 2008. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.
In December 2007, the FASB issued SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not have any noncontrolling interests in subsidiaries and believes that SFAS 160 will not have a material impact on its financial statements.
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
In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Early application is not permitted. The Company’s adoption of SFAS 163 will not have a material impact on its financial statements.
5. Merchandise Inventories
Merchandise inventories consist of the following (in thousands):

	October 25,	July 26,
	2008	2008
Raw materials	$2,242	$1,945
Work-in process	200	291
Finished goods	28,292	22,336

	$30,734	$24,572

6. Net Loss Per Share
Basic net loss per share has been computed by dividing the applicable net loss available to common shareholders by the weighted average number of shares outstanding. Diluted net income per share has been computed by dividing the applicable net income available to common shareholders by the weighted average number of shares outstanding and common share equivalents. The Company’s calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	October 25,		October 27,
	2008		2007
Net loss	$(5,286	) (a)	$(3,927)

BASIC:
Basic weighted average number of shares outstanding	26,171		11,845

Basic net loss per share	$(0.20)		$(0.33)

DILUTED:
Basic weighted average number of shares outstanding	26,171		11,845
Shares issuable upon conversion of stock options	—		—

Total average number of equivalent shares outstanding	26,171		11,845

Diluted net loss per share	$(0.20)		$(0.33)

(a)	Includes preferred stock dividends of $141.
There were no potentially dilutive shares for the three months ended October 25, 2008 because all of the outstanding options had exercise prices greater than the average market price for the quarter. 22,000 potentially dilutive shares were not included in the computation of diluted net loss per share for the three months ended October 27, 2007 since their effect would have been anti-dilutive.
7. Financing
Revolving Credit Facility
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
The Facility is for a maximum amount of $50 million comprised of a $25 million line of credit with a $15 million sub-limit for letters of credit, and up to an additional $25 million commitment in increments of $5 million at the option of the Company so long as the borrowers are in compliance with the terms of the Facility. The actual amount of credit available under the Facility will be determined using measurements based on the borrowers’ receivables, inventory and other measures. The Facility is secured by a first priority security interest in the assets of the borrowers. On November 4, 2008, the borrowers utilized the accordion feature under the Facility to increase the current borrowing limit under the Facility from $25 million to $30 million. In utilizing the accordion feature, the borrowers’ minimum availability reserve under the Facility increased by $375,000 (7.5% of the $5,000,000 increase) to $2,250,000 (7.5% of the $30,000,000) and the Company incurred a one time closing fee of $12,500. All other material terms of the Facility remain unchanged.
Interest accrues at an agreed to reference rate, which shall be, at the borrowers’ election, either the Wells Fargo prime rate less 25 basis points or LIBOR plus 150 basis points. Interest is payable monthly, in arrears. In addition, the Facility provides for certain customary fees to be paid, which include (i) a 25 basis point fee on the amount of any increase in the Facility above $25 million, (ii) a 25 basis point fee on any unused portion of the Facility, (iii) a $2,000 monthly service fee and (iv) letter of credit fees on stand-by letters of credit and documentary letters of credit.
As of October 25, 2008, the Company had $20,327,000 outstanding under the Facility at a rate 4.25%. For the three months ended October 25, 2008, borrowings under the Facility peaked at $20,385,000 and the average borrowing during the period was approximately $15,066,000. In addition, the Company had $2,854,000 of outstanding letters of credit under the Facility as of October 25, 2008.
The Facility contains customary representations and warranties, affirmative and negative covenants and events of default. The borrowers also agreed to maintain specified minimum availability reserves in lieu of financial covenants, fixed charge coverage and overall debt ratios. At October 25, 2008, the Company was in compliance with its minimum availability reserve requirements.
Long Term Debt- related party
As of October 25, 2008, the Company had $12,752,000 of long term debt due to certain funds and accounts affiliated with, managed by, or over which Fursa Alternative Strategies, LLC or any of its affiliates exercises investment authority, including, without limitation, with respect to voting and dispositive rights (collectively referred to herein as “Fursa”). This debt is referred to as “Tranche C Debt.” In connection with the Merger and the amendment of the Old Facility with the Senior Lender, Fursa extended the maturity date of the Tranche C Debt to July 28, 2012. This debt bears interest at the fixed rate of 7% per annum with 1% payable in cash and 6% payable in kind.
Preferred Stock
On January 28, 2008, in connection with the Merger, the Company issued an aggregate of 3,629,325 shares of Series A 7.5% Convertible Preferred Stock to Fursa in exchange for a $7,500,000 portion of the debt owed by FOH Holdings and its subsidiaries. The Series A Preferred Stock is convertible at any time at the option of the holders into an aggregate of 1,512,219 shares of common stock, subject to adjustment. As of October 25, 2008, the Company has accrued dividends of $422,000.
8. Commitments and Contingencies
The Company has certain contingent liabilities resulting from litigation and claims incidental to the ordinary course of business that the Company believes will not have a material adverse effect on its future consolidated financial position, results of operations or cash flows.
In November 2008, Frederick’s of Hollywood, Inc. and MarketLive, Inc., a California corporation, participated in a mediation in an attempt to resolve the claims brought in May 2008 in the Superior Court of California, County of Los Angeles by Frederick’s of Hollywood against MarketLive in connection with MarketLive’s alleged failure to create an e-commerce platform for Frederick’s of Hollywood that worked properly and had appropriate security, and MarketLive’s related cross-claims. In December 2008, the parties entered into a confidential settlement agreement, without either party admitting liability, pursuant to which Frederick’s of Hollywood received a lump sum cash amount and other non-cash consideration. The case is expected to be dismissed with prejudice.
The Company is involved from time to time in litigation incidental to its business. The Company believes that the outcome of any other litigation will not have a material adverse effect on its results of operations or financial condition.
9. Segments
The Company has two reportable segments — retail and wholesale. Each segment primarily sells women’s intimate apparel through different distribution channels. The retail segment sells products through the Company’s retail stores, as well its catalog and its e-commerce website. The retail segment sells products purchased from the Company’s outside suppliers and from its wholesale segment. The wholesale segment is engaged solely in the design, manufacture, distribution and sale of women’s intimate apparel to mass merchandisers, specialty and department stores, discount retailers, national and regional chains and direct mail catalog marketers throughout the United States and Canada. Canadian sales represented approximately 6% of wholesale net sales for the three months ended October 25, 2008.
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
Net sales, operating loss and total assets for each segment are as follows:

	Three Months Ended
	October 25,	October 27,
($ in thousands)	2008	2007
Net Sales:
Retail	$33,129	$37,187
Wholesale	9,436	—

Total net sales	$42,565	$37,187

Operating Loss:
Retail	$(2,145)	$(3,301)
Wholesale	(2,088)	—

Total operating loss	$(4,233)	$(3,301)

Less Unallocated Corporate Expenses:
Corporate expenses	$464	$—
Interest expense	428	626

Total unallocated expenses	$892	$626

Net loss before income tax provision	$(5,125)	$(3,927)

Total Assets
Retail	$72,782
Wholesale	42,492

Total Assets	$115,274

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
     When used in this Form 10-Q of Frederick’s of Hollywood Group Inc. and in our future filings with the Securities and Exchange Commission (“SEC”), the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.
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
Corporate History
     Frederick’s of Hollywood Group Inc. (formerly, Movie Star, Inc.) (the “Company”) is a New York corporation incorporated on April 10, 1935. On January 28, 2008, the Company consummated its merger with FOH Holdings, Inc., a privately-held Delaware corporation (“FOH Holdings”). As a result of the transaction, FOH Holdings became a wholly-owned subsidiary of the Company. FOH Holdings is the parent company of Frederick’s of Hollywood, Inc. Upon consummation of the merger, the Company changed its name from Movie Star, Inc. to Frederick’s of Hollywood Group Inc. and its trading symbol on the NYSE Alternext US (formerly, the American Stock Exchange) was changed to “FOH.”
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
     Unless otherwise indicated, as used in this Form 10-Q:
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
Overview
     As a merged company, we conduct our business through two operating divisions, which represent two distinct business reporting segments: the multi-channel retail division and the wholesale division. We believe this method of segment reporting reflects both the way our business segments are managed and the way each segment’s performance is evaluated. The retail segment includes our Frederick’s of Hollywood retail stores, catalog and e-commerce website operations. The wholesale segment includes our wholesale operations in the United States and Canada.
     Through our multi-channel retail division, we sell women’s intimate apparel and related products under our proprietary Frederick’s of Hollywood® brand exclusively through our mall-based specialty retail stores in the United States, which we refer to as “Stores,” and through our catalog and website at www.fredericks.com, which we refer to collectively as “Direct.” As of October 25, 2008, we operated 134 Frederick’s of Hollywood stores nationwide.
     Through our wholesale division, we design, manufacture, source, distribute and sell women’s intimate apparel to mass merchandisers, specialty and department stores, discount retailers, national and regional chains, and direct mail catalog marketers throughout the United States and Canada.
     Financial information about the retail segment for the three months ended October 25, 2008 and October 27, 2007 and about the wholesale segment for the three months ended October 25, 2008 is included in the consolidated financial statements contained herein.
Fiscal 2009 Initiatives
     Throughout fiscal year 2008, we operated under challenging macroeconomic conditions, which have had a negative impact on our revenues, gross margins and earnings. These conditions continued into the first quarter of fiscal year 2009 and we believe that they will continue during the remainder of fiscal year 2009. Our efforts are focused on implementing changes in our business strategy described below that we believe over time will both increase revenues and reduce costs. We expect that some of these initiatives will have an immediate impact on our operating results while others may take more time. We cannot be certain that these initiatives will produce positive operating results in fiscal 2009. These key initiatives include:
•	Reducing operating expenses. While the macroeconomic environment continues to present challenges to both our retail and wholesale divisions, following the consummation of the merger, we have taken and are continuing to take a number of actions to reduce operating expenses, which include reducing personnel through the elimination of executive and support positions, decreasing the use of outside consultants, and consolidating employee benefits and insurance. Since the consummation of the merger, other than store personnel, we have terminated approximately 15% of our domestic employees and have transitioned certain manufacturing support functions previously performed by some of these employees to our facility in the Philippines. This net reduction in workforce has resulted in an annualized net salary savings of approximately $3.8 million.

•	Consolidating Functions. During fiscal year 2008, the wholesale division accounted for approximately 6% of the dollar value of our retail division’s merchandise purchases. We will continue to vertically integrate our retail and wholesale operations when complementary in order to derive additional margin benefits. To this end, we have been evaluating our entire organization to determine where we can improve operational efficiencies and have begun to consolidate both companies’ merchandising and design, distribution, information technology and finance functions. We also have been transitioning manufacturing support functions to our manufacturing facility in the Philippines.

•	Continuing to reduce catalog circulation. As a result of rising paper, production and mailing costs, we have continued to reduce Frederick’s of Hollywood’s annual catalog circulation from approximately 26.3 million in fiscal year 2006 to approximately 20.4 million in fiscal year 2007 to approximately 18.7 million in fiscal year 2008. Through improved analysis and monitoring of our customer base, we are continuing to reduce catalog circulation by targeting a more defined customer. Accordingly, we expect to further reduce catalog circulation by approximately 3% in fiscal year 2009. We are also endeavoring to expand our Internet customer base through various methods, including partnering with Internet search engines and participating in affiliate programs. Following an unsuccessful transition to a new web platform during fiscal year 2008, we have focused our efforts on replacing our website with a state-of-the-art e-commerce system hosted by a third-party service provider, which we expect will be operational in early calendar year 2009. We believe our upgraded and enhanced website, combined with improved customer acquisition and retention capabilities, will enable www.fredericks.com to provide customers with an enhanced pleasurable online shopping experience for intimate apparel and related products.

•	Reducing planned store openings. Following the consummation of the merger in January 2008, we had anticipated that we would open, relocate and/or remodel approximately 40 to 50 new stores over three years. However, due to uncertain economic conditions and our poor operating performance in fiscal year

2008, we have revised our retail store expansion plans for fiscal year 2009 to include only three store openings and one store remodeling. We also expect to close two stores when the leases expire. We continuously evaluate our longer-term store expansion plans and intend to make appropriate adjustments as business conditions permit.
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
     Our accounting policies are more fully described in our audited consolidated financial statements and accompanying notes for the year ended July 26, 2008 included in our Annual Report on Form 10-K filed with the SEC on October 24, 2008. Management has identified certain critical accounting policies that are described below.
     Our most significant areas of estimation and assumption are:
•	determination of the appropriate amount and timing of markdowns to clear unproductive or slow-moving retail inventory and overall inventory obsolescence;

•	determination of appropriate levels of reserves for accounts receivable allowances and sales discounts;

•	estimation of future cash flows used to assess the recoverability of long-lived assets, including trademarks and goodwill;

•	estimation of expected customer merchandise returns;

•	estimation of the net deferred income tax asset valuation allowance; and

•	estimation of deferred catalog costs and the amount of future benefit to be derived from the catalogs.
Accounts Receivable/Allowance for Doubtful Accounts and Sales Discounts — Our accounts receivable is net of allowance for doubtful accounts and sales discounts. An allowance for doubtful accounts is determined through the analysis of the aging of accounts receivable at the date of the financial statements. An assessment of the accounts receivable is made based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant, primarily due to our history of minimal bad debts. An allowance for sales discounts is based on discounts relating to open invoices where trade discounts have been extended to customers, costs associated with potential returns of products, as well as allowable customer markdowns and operational charge backs, net of expected recoveries. These allowances are included as a reduction to net sales and are part of the provision for allowances included in accounts receivable. The foregoing results from seasonal negotiations and historic deduction trends, net of expected recoveries and the evaluation of current market conditions. As of October 25, 2008 and July 26, 2008, accounts receivable was net of allowances of $1,054,000 and $979,000, respectively. Management believes its allowance for doubtful accounts and sales discounts are appropriate, and actual results should not differ materially from those determined using necessary estimates. However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If market conditions were to worsen, management may take actions to increase customer incentive offerings, possibly resulting in an incremental allowance at the time the incentive is offered.
Merchandise Inventories — Retail store inventories are valued at the lower of cost or market using the retail inventory first-in, first-out (“FIFO”) method, and wholesale, catalog and Internet inventories are valued at the lower of cost or market, on an average cost basis that approximates the FIFO method. Freight costs are included in inventory and vendor promotional allowances are recorded as a reduction in inventory cost. These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations as well as gross margins. Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends. Additionally, we accrue for planned but unexecuted markdowns. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. Inventory reserves were $1,242,000 at October 25, 2008, and $1,312,000 at July 26, 2008.
Deferred Catalog Costs — Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit. Direct-response advertising consists primarily of product catalogs of FOH Holdings’ mail order subsidiary. The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally six months. The realizability of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future net revenues. Direct-response advertising costs of $2,406,000 and $2,297,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at October 25, 2008 and July 26, 2008, respectively. Management believes that they have appropriately determined the expected period of future benefit as of the date of its consolidated financial statements; however, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.
Impairment of Long-Lived Assets — We review long-lived assets, including property and equipment and our amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows. If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. No impairment was recorded for the three months ended October 25, 2008 and October 27, 2007.
Goodwill and Intangible Assets — We have certain intangible assets and goodwill. Intangible assets consist of trademarks, principally the Frederick’s of Hollywood trade name, customer relationships, and domain names recognized in accordance with purchase accounting. We have determined the trademarks and domain names to have indefinite lives. Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets,” requires us to not amortize goodwill and certain other indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred. No impairment was recorded for the three months ended October 25, 2008 and October 27, 2007.
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
Effect of New Accounting Standards — See Note 4 to our consolidated financial statements for a discussion of recent accounting developments and their impact on our consolidated financial statements contained elsewhere in this report.
Results of Operations
     As a result of the merger being accounted for as a reverse acquisition in which the Company was treated as the acquired company, and FOH Holdings was treated as the acquiring company, Movie Star’s historical financial results are not included in the financial statements presented in this Form 10-Q and the historical financial statements reflect only FOH Holdings’ consolidated financial statements. Therefore, the historical financial information for periods and dates prior to January 28, 2008 is that of FOH Holdings and its subsidiaries and for periods subsequent to January 28, 2008 is that of the merged company.
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

     The following table shows each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the consolidated financial statements included elsewhere in this report (in thousands, except for percentages, which percentages may not add due to rounding):

	Three Months Ended
	October 25, 2008(1)		October 27, 2007
Net sales	$42,565	100.0%	$37,187	100.0%
Cost of goods sold, buying and occupancy	27,887	65.5%	21,849	58.8%

Gross profit	14,678	34.5%	15,338	41.2%
Selling, general and administrative expenses	19,375	45.5%	18,639	50.1%

Operating loss	(4,697)	(11.0)%	(3,301)	(8.9)%
Interest expense, net	428	1.0%	626	1.7%

Loss before income tax provision	(5,125)	(12.0)%	(3,927)	(10.6)%
Income tax provision	20	—%	—	—%

Net loss	(5,145)	(12.0)%	(3,927)	(10.6)%

Less: Preferred stock dividends	141		—

Net loss available to common shareholders	$(5,286)		$(3,927)

(1)	Reflects the merged entity. See Note 2 to the consolidated financial statements contained elsewhere in this report.
Net Sales
     Net sales for the three months ended October 25, 2008 increased to $42,565,000 as compared to $37,187,000 for the three months ended October 27, 2007, and were comprised of retail and wholesale sales as follows (in thousands):

	Three Months Ended
	October 25,	October 27,	Increase/(decrease)
	2008	2007	from prior year
Net Sales:
Retail Stores	$21,211	$24,055	$(2,844)
Retail Direct (catalog and internet)	11,918	13,132	(1,214)

Total Retail	33,129	37,187	(4,058)
Total Wholesale	9,436	—	9,436

Total net sales	$42,565	$37,187	$5,378

The increase in net sales resulted from the addition of $9,436,000 of net sales from the wholesale division following the consummation of the merger. This increase was partially offset by a decrease in retail net sales of $4,058,000 to $33,129,000 for the three months ended October 25, 2008 from $37,187,000 for the three months ended October 27, 2007. This decrease was primarily due to a decrease in consumer spending resulting from the challenging macroeconomic environment. In addition:
•	Total store sales decreased by $2,844,000 or 11.8% for the three months ended October 25, 2008 compared to the three months ended October 27, 2007.

•	Comparable store sales decreased by $2,859,000 or 12.7% for the three months ended October 25, 2008 compared to the three months ended October 27, 2007. Comparable store sales are defined as net sales for stores that have been open for one complete year.

•	Direct sales, which are comprised of sales from our catalog and website operations, decreased by $1,214,000 or 9.2% for the three months ended October 25, 2008 compared to the three months ended

October 27, 2007. In the prior year, sales were negatively impacted by an unsuccessful transition to a new web platform.
     The wholesale division’s net sales by customer for the three months ended October 25, 2008, which are included in total net sales, and for the three months ended October 27, 2007, which are not included in total net sales and are provided for comparative purposes only, were as follows ($ in thousands):

	Three months ended		Three months ended
Customer	October 25, 2008		October 27, 2007
Walmart	$1,494	15.9%	$7,786	50.8%
All other U.S. customers	7,344	77.8%	7,271	47.4%

Total U.S. customers	8,838	93.7%	15,057	98.2%
Canada	598	6.3%	283	1.8%

Total	$9,436	100.0%	$15,340	100.0%

(1)	Information provided for comparative purposes only.
     The wholesale division’s backlog of open orders by customer as of October 25, 2008 and October 27, 2007 was as follows ($ in thousands):

Customer	October 25, 2008		October 27, 2007(1)
Walmart	$8,228	42.1%	$23,099	67.3%
All other U.S. customers	11,012	56.4%	10,849	31.6%

Total U.S.	19,240	98.5%	33,948	98.9%
Canada	302	1.5%	357	1.1%

Total	$19,542	100.0%	$34,305	100.0%

The backlog of orders was $19,542,000 as of October 25, 2008 and $34,305,000 as of October 27, 2007. Orders are booked upon receipt. Our open order position with Walmart as of October 25, 2008 was $8,228,000 as compared to $23,099,000 at October 27, 2007. This reduction is the result of Walmart shifting its focus to product categories that differ from the main product categories that we historically have presented to Walmart and that Walmart historically has purchased from us. We are working closely with Walmart to develop new products to accommodate these business changes and appeal to their customers.
Gross Profit
     The gross margin (gross profit as a percentage of net sales) for the three months ended October 25, 2008 was 34.5% as compared to 41.2% for the three months ended October 27, 2007. The decrease was partially due to the lower gross margin for the wholesale division, which was approximately 27.9% for the three months ended October 25, 2008. For comparative purposes only, the gross margin for the wholesale division for the three months ended October 27, 2007 was 28.0%. The gross margin for the retail division also decreased for three months ended October 25, 2008 to 36.4% as compared to 41.2% for the three months ended October 27, 2007.
     The largest contributors to the decrease in gross margin for the retail division were the following:
•	Product costs as a percentage of sales increased by 1.2 percentage points for the three months ended October 25, 2008 as compared to the three months ended October 27, 2007. The increase was primarily the result of higher markdowns.

•	Occupancy costs, which consist of rent, common area maintenance, utilities and real estate taxes, increased by $220,000 or 4.3% for the three months ended October 25, 2008 as compared to the three months ended October 27, 2007. This increase was primarily due to net increases in rents and common area costs, which resulted from the addition of stores in higher-end malls with higher annual rents with the potential for higher sales, and the elimination of stores in lower-end malls that have lower rents and lower sales potential, as well as the renewal of leases at a higher annual cost.

•	Depreciation increased by $164,000 or 25.9% for the three months ended October 25, 2008 as compared to the three months ended October 27, 2007. This increase was due to an increased investment in new and remodeled stores.

•	These increases were partially offset by a decrease in freight and shipping costs of $191,000 or 8.2% for the three months ended October 25, 2008 as compared to the three months ended October 27, 2007. This decrease was primarily due to lower sales.
Selling, General and Administrative Expenses
               Selling, general and administrative expenses for the three months ended October 25, 2008 increased by $736,000 to $19,375,000 or 45.5% of sales, from $18,639,000 or 50.1% of sales for the three months ended October 27, 2007. Selling, general and administrative expenses for the wholesale division for the three months ended October 27, 2007 were approximately $5,060,000, which were not included in selling, general and administrative expenses for the three months ended October 27, 2007 and are provided for comparative purposes only.
               The increase in selling, general and administrative expenses as reflected in the consolidated financial statements contained elsewhere in this report was primarily the result of the following:
•	The addition of the selling, general and administrative expenses for the wholesale division following the consummation of the merger. These expenses were $4,719,000 of the total selling, general and administrative expenses for the three months ended October 25, 2008.

•	Unallocated expenses related to our corporate executive office totaling $464,000 were also added to selling, general and administrative expenses following the consummation of the merger. These costs include costs associated with our Executive Chairman, Chief Financial Officer and our board of directors.
This increase was partially offset by a $4,447,000 decrease in selling, general and administrative expenses in the retail division compared to the prior year, consisting of the following:
•	Store selling, general and administrative expenses decreased by $897,000, which was primarily due to decreases in (1) store salaries and salary-related costs of $362,000, which is the result of reductions in store staffing requirements, and decreases in earned incentives as a result of lower sales, (2) credit card fees of $121,000 due to lower sales and (3) store operations costs of $212,000 due to reductions in personnel, fewer district sales meetings and corresponding reductions in travel expenses.

•	Direct selling, general and administrative expenses decreased by $745,000, primarily as a result of lower catalog costs of $450,000, a decrease of $159,000 in costs relating to our fulfillment center and lower equipment maintenance costs. The reduction in catalog costs was due to a 16% decrease in circulation, partially offset by the accelerated expensing of catalog costs as compared to the prior year due to a lower expectation of future sales volume. The decrease in the fulfillment center costs was due to lower sales. The decrease in equipment maintenance costs was due to the maintenance of one website platform instead of two separate platforms in the prior year as a result of an unsuccessful transition to a new platform. These decreases were partially offset by an increase in marketing expenses of $105,000 due to an increase in Internet search engine costs and photography costs.

•	Expenses related to our California corporate office decreased by $1,366,000. This decrease was primarily due to a decrease in accounting fees of $757,000, which was attributable to the accelerated audit of FOH Holdings’ fiscal 2007 year end financial statements in the prior year. Contributing to the decrease was a reduction in professional fees of $378,000, which was primarily attributable to consultants hired to assist with the restatement of FOH Holdings’ financial statements for prior periods, as well as other general overhead reductions. The decrease was partially offset by an increase in stock compensation expense of $115,000, which resulted from the issuance of stock options and restricted stock grants in accordance with three employees’ equity incentive agreements in connection with the merger (including the Chief Executive Officer of the retail division).

•	Brand marketing expenses decreased by $1,439,000 to $215,000. The decrease was primarily due to brand marketing expenses incurred in connection with a fashion show and charity auction that were held in October 2007 and not held in the current year. Brand marketing is used to increase brand awareness through the announcement of new product launches, the arrival of seasonal collections and the opening of new stores. This is accomplished primarily through public relations activities, including press releases and media events.

Interest Expense, Net
          During the three months ended October 25, 2008, net interest expense was $428,000 as compared to $626,000 for the three months ended October 27, 2007. This $198,000 decrease is the result of lower interest rates as compared to the prior year.
Income Tax Provision — Continuing Operations
          Our income tax provision for the three months ended October 25, 2008 represents estimated minimum and net worth taxes due in various states. Due to the uncertainty of realization in future periods, no tax benefit has been recognized on the current period loss. Accordingly, a full valuation allowance has been established on the current loss and all net deferred tax assets existing at the end of the period excluding the deferred tax liability related to trademarks. Due to the merger, we may have had a change in control under Section 382 of the Internal Revenue Code with respect to the Movie Star entity and, therefore, the pre-merger net operating loss carryforwards of Movie Star may be subject to annual limitations. If net operating losses (“NOLs”) are utilized in future periods, purchase accounting rules may require the tax benefit to be reflected as a reduction of goodwill rather than as a tax benefit in the statement of earnings.
          Due to the uncertainty of realization in future periods, no tax benefit has been recognized for the three months ended October 27, 2007. Accordingly, a full valuation allowance has been established on the current loss and all net deferred tax assets existing at the end of the period excluding the deferred tax liability related to trademarks.
Liquidity and Capital Resources
Cash Used in Operations
          Net cash used in operating activities for the three months ended October 25, 2008 was $6,864,000, resulting primarily from the following:
•	a net loss of $5,145,000 for the three months ended October 25, 2008;

•	an increase in merchandise inventories of $6,162,000 due to normal seasonal fluctuations in the finished goods inventory levels; and

•	an increase in accounts receivable of $1,253,000, which was due to higher wholesale sales during the last two months (September and October) of the three months ended October 25, 2008 as compared to the last two months (June and July) of the three months ended July 26, 2008.
          These decreases in cash flow were partially offset by:
•	non-cash expenses of $1,470,000 for depreciation and amortization;

•	non-cash stock-based compensation expense of $242,000;

•	a non-cash expense for deferred rent and lease incentives of $186,000;

•	an increase in accounts payable and accrued expenses of $3,187,000 due to normal seasonal fluctuations; and

•	$406,000 received from landlords for tenant improvement allowances.
Cash Used in Investing Activities
          Net cash used in investing activities for the three months ended October 25, 2008 was $2,140,000, which resulted primarily from expenditures for new stores of $1,056,000 and for a store relocation of $332,000.
Cash Provided by Financing Activities
          Net cash provided by financing activities for the three months ended October 25, 2008 was $9,215,000, resulting primarily from net borrowings under our revolving credit facility of $9,234,000.
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

          The Facility is for a maximum amount of $50 million comprised of a $25 million line of credit with a $15 million sub-limit for letters of credit, and up to an additional $25 million commitment in increments of $5 million at our option so long as the borrowers are in compliance with the terms of the Facility. The actual amount of credit available under the Facility is determined using measurements based on the borrowers’ receivables, inventory and other measures. The Facility is secured by a first priority security interest in the assets of the borrowers. On November 4, 2008, the borrowers utilized the accordion feature under the Facility to increase the current borrowing limit under the Facility from $25 million to $30 million. In utilizing the accordion feature, the borrowers’ minimum availability reserve under the Facility increased by $375,000 (7.5% of the $5,000,000 increase) to $2,250,000 (7.5% of the $30,000,000) and we incurred a one time closing fee of $12,500. All other material terms of the Facility remain unchanged.
          Interest accrues at an agreed to reference rate, which shall be, at the borrowers’ election, either the Wells Fargo prime rate less 25 basis points or LIBOR plus 150 basis points. Interest is payable monthly, in arrears. In addition, the Facility provides for certain customary fees to be paid, which include (i) a 25 basis point fee on the amount of any increase in the Facility above $25 million, (ii) a 25 basis point fee on any unused portion of the Facility, (iii) a $2,000 monthly service fee and (iv) letter of credit fees on stand-by letters of credit and documentary letters of credit.
          The Facility contains customary representations and warranties, affirmative and negative covenants and events of default. The borrowers also agreed to maintain specified minimum availability reserves in lieu of financial covenants, fixed charge coverage and overall debt ratios. At October 25, 2008, we were in compliance with our minimum availability reserve requirements.
Long Term Debt — Related Party
          As of October 25, 2008, we had $12,752,000 of long term debt due to certain funds and accounts affiliated with, managed by, or over which Fursa Alternative Strategies, LLC or any of its affiliates exercises investment authority, including, without limitation, with respect to voting and dispositive rights (collectively referred to herein as “Fursa”). This debt is referred to as “Tranche C Debt.” In connection with the merger and the amendment of the Old Facility with the Senior Lender, Fursa extended the maturity date of the Tranche C Debt to July 28, 2012. This debt bears interest at the fixed rate of 7% per annum with 1% payable in cash and 6% payable in kind.
Preferred Stock
          On January 28, 2008, in connection with the merger, we issued an aggregate of 3,629,325 shares of our Series A 7.5% Convertible Preferred Stock to Fursa in exchange for a $7,500,000 portion of the debt owed by FOH Holdings and its subsidiaries. The Series A Preferred Stock is convertible at any time at the option of the holders into an aggregate of 1,512,219 shares of common stock, subject to adjustment. As of October 25, 2008, we had accrued dividends of $422,000.
Future Financing Requirements
          For the three months ended October 25, 2008, our working capital decreased by $5,381,000 to $1,508,000, primarily due to our loss from operations.
          Our sole source of external financing consists of available borrowings under the Facility. We believe that the available borrowing under the Facility, along with our projected operating cash flows and the implementation of our fiscal 2009 initiatives, will be sufficient to cover our working capital requirements and capital expenditures through July 25, 2009.
          We anticipate that our capital expenditures for fiscal 2009 will be approximately $4,000,000, primarily for new store openings and remodelings, as well as our new enhanced website and other general corporate expenditures.
Off Balance Sheet Arrangements
          We are not a party to any material off-balance sheet financing arrangements except as described in Note 7 “Financing” included in the Notes to the consolidated financial statements contained elsewhere in this report.
Effect of New Accounting Standards
          See Note 3 “Summary of Significant Accounting Policies” included in the Notes to the consolidated financial statements contained elsewhere in this report for a discussion of recent accounting developments and their impact on our consolidated financial statements. None of the new accounting standards are anticipated to impact us.

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
ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risks
          We are exposed to interest rate risk associated with our revolving credit facility. Interest accrues at an agreed to reference rate, which shall be, at our election, either the Wells Fargo prime rate less 25 basis points or LIBOR plus 150 basis points. Outstanding borrowings were at the rate of 4.25% at October 25, 2008. For the three months ended October 25, 2008, borrowings under the revolving credit facility peaked at $20,385,000 and the average borrowing during the period was approximately $15,066,000.
          An increase in the interest rate of 100 basis points would have increased the interest on the revolving credit facility borrowings by approximately $38,000 for the three months ended October 25, 2008.
Foreign Currency Risks
          We enter into a significant amount of purchase obligations outside of the United States, all of which are negotiated and settled in U.S. dollars. Therefore, on our current open purchase order position we have no exposure to foreign currency exchange risks. However, fluctuations in foreign currency rates could have an impact on our future purchases.
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
          As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 25, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.
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
Changes in Internal Control Over Financial Reporting
          During the three months ended October 25, 2008, there were no changes made in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
          In November 2008, Frederick’s of Hollywood, Inc. and MarketLive, Inc., a California corporation, participated in a mediation in an attempt to resolve the claims brought in May 2008 in the Superior Court of California, County of Los Angeles by Frederick’s of Hollywood against MarketLive in connection with MarketLive’s alleged failure to create an e-commerce platform for Frederick’s of Hollywood that worked properly and had appropriate security, and MarketLive’s related cross-claims. In December 2008, the parties entered into a confidential settlement agreement, without either party admitting liability, pursuant to which Frederick’s of Hollywood received a lump sum cash amount and other non-cash consideration. The case is expected to be dismissed with prejudice.
          We are involved from time to time in litigation incidental to our business. We believe that the outcome of any other litigation will not have a material adverse effect on our results of operations or financial condition.
ITEM 1A — RISK FACTORS
          There are no material changes from the risk factors set forth the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on October 24, 2008. Please refer to this section for disclosures regarding the risks and uncertainties in our business.
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

FREDERICK’S OF HOLLYWOOD GROUP INC.
Date: December 9, 2008	By:	/s/ Peter Cole
PETER COLE
Principal Executive Officer

Date: December 9, 2008	By:	/s/ Thomas Rende
THOMAS RENDE
Chief Financial Officer and Principal Accounting Officer