Form 10-Q
period 2009-01-24
FREDERICK'S OF HOLLYWOOD GROUP INC /NY/
filed 2009-03-06
CIK 93631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended January 24, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

_________________________________________________________________
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

Yes ☒                      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐                      No ☒

The number of common shares outstanding on March 1, 2009 was 26,348,870.

FREDERICK’S OF HOLLYWOOD GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page
PART I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets at January 24, 2009 (Unaudited) and July 26, 2008 (Audited)		3

Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended		4
January 24, 2009 and January 26, 2008

Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended		5
January 24, 2009 and January 26, 2008

Notes to Consolidated Unaudited Financial Statements		6 – 13

Item 2.	Management’s Discussion and Analysis of Financial	14 – 25
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4T.	Controls and Procedures	25 – 26

PART II.	Other Information

Item 1	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 6.	Exhibits	27

Signatures		28

PART  I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
	January 24,	July 26,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,936	$1,988
Accounts receivable	6,454	5,788
Income tax receivable	155	112
Merchandise inventories	27,541	24,572
Prepaid expenses and other current assets	4,249	3,515
Deferred income tax assets	2,321	2,766
Total current assets	42,656	38,741

PROPERTY AND EQUIPMENT, Net	23,163	22,576
GOODWILL	-	19,100
INTANGIBLE AND OTHER ASSETS	26,609	27,265
TOTAL ASSETS	$92,428	$107,682
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility and term loans	$16,776	$11,093
Current portion of long-term debt	20	50
Accounts payable and other accrued expenses	24,467	20,709
Total current liabilities	41,263	31,852
DEFERRED RENT AND LEASE INCENTIVES	4,350	3,846
LONG TERM DEBT-related party	12,946	12,561
OTHER	14	55
DEFERRED INCOME TAX LIABILITIES	11,357	11,802
TOTAL LIABILITIES	69,930	60,116
PREFERRED STOCK, $.01 par value – authorized, 10,000,000 shares at January 24, 2009 and July 26, 2008; issued and outstanding 3,629,325 shares of Series A preferred stock at January 24, 2009 and July 26, 2008	7,500	7,500
COMMITMENTS AND CONTINGENCIES ( NOTE 8 )	-	-
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value – authorized, 200,000,000 shares at January 24, 2009 and July 26, 2008; issued and outstanding 26,194,102 shares at January 24, 2009 and 26,141,194 shares at July 26, 2008	262	261
Additional paid-in capital	60,023	59,558
Accumulated deficit	(45,231)	(19,744)
Accumulated other comprehensive loss	(56)	(9)
TOTAL SHAREHOLDERS’ EQUITY	14,998	40,066
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$92,428	$107,682

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	January 24,	January 26,	January 24,	January 26,
	2009	2008	2009	2008
	(see Note 2)		(see Note 2)

Net sales	$52,516	$42,112	$95,081	$79,299
Cost of goods sold, buying and occupancy	34,223	25,373	62,110	47,222
Gross profit	18,293	16,739	32,971	32,077
Selling, general and administrative expenses	18,812	18,519	38,187	37,158
Goodwill impairment	19,100	-	19,100	-
Operating loss	(19,619)	(1,780)	(24,316)	(5,081)
Interest expense, net	421	641	849	1,267
Loss before income tax provision	(20,040)	(2,421)	(25,165)	(6,348)
Income tax provision	21	-	41	-
Net loss	(20,061)	(2,421)	(25,206)	(6,348)
Less: Preferred stock dividends	140	-	281	-
Net loss available to common shareholders	$(20,201)	$(2,421)	$(25,487)	$(6,348)

Basic net loss per share	$(0.77)	$(0.20)	$(0.97)	$(0.54)

Diluted net loss per share	$(0.77)	$(0.20)	$(0.97)	$(0.54)

Weighted average shares outstanding – basic	26,192	11,845	26,182	11,845
Weighted average shares outstanding – diluted	26,192	11,845	26,182	11,845

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)
	Six Months Ended
	January 24,	January 26,
	2009	2008
	(see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,206)	$(6,348)
Adjustments to reconcile net loss to net cash used in operating activities
Goodwill impairment	19,100	-
Depreciation and amortization	3,006	1,964
Provision for sales allowances and doubtful accounts	157	-
Issuance of common stock for directors’ fees	25	-
Stock-based compensation expense	440	112
Loss on disposal of property and equipment	5	50
Amortization of deferred financing costs	25	45
Noncash accrued interest on long term debt – related party	385	363
Amortization of deferred rent and lease incentives	389	304
Changes in operating assets and liabilities:
Accounts receivable	(1,279)	(242)
Merchandise inventories	(2,969)	(4,591)
Prepaid expenses and other current assets	(734)	(1,094)
Income tax receivable	(43)	(86)
Other assets	35	68
Accounts payable and other accrued expenses	3,307	6,647
Tenant improvements allowances	571	289
Net cash used in operating activities	(2,786)	(2,519)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,919)	(4,544)
Cash paid for transaction costs	-	(1,340)
Net cash used in investing activities	(2,919)	(5,884)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving line of credit	5,683	9,051
Repayment of capital lease obligation	(30)	-
Payments of long term debt – related party	-	(100)
Cash paid for issuance costs	-	(411)
Net cash provided by financing activities	5,653	8,540
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(52)	137
CASH AND CASH EQUIVALENTS:
Beginning of period	1,988	1,898
End of period	$1,936	$2,035
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$424	$1,284
Taxes	$31	$87

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.           Interim Financial Statements

In the opinion of Frederick’s of Hollywood Group Inc. (formerly Movie Star, Inc.) (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of January 24, 2009 and the results of operations and cash flows for the six months ended January 24, 2009 and January 26, 2008.

The consolidated unaudited financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company’s year-end financial statements.  The July 26, 2008 consolidated balance sheet is from the Company’s audited financial statements.  The results of operations for the three and six months ended January 24, 2009 are not necessarily indicative of the results to be expected for the full year.  This Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended July 26, 2008 included in the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 24, 2008.

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

The pro forma information set forth below reflects nonrecurring transactions related to Movie Star merger related fees of approximately $558,000 and $917,000 for the three and six months ended January 26, 2008, respectively.  Merger related fees are legal fees and accounting costs for due diligence.  These fees were expensed as a result of the Merger being treated as a reverse acquisition.

	(unaudited) Three Months Ended	(unaudited) Six Months Ended
($ in thousands except per share amounts)	January 26, 2008	January 26, 2008
Net sales	$58,493	$106,978
Net loss	(2,121)	(8,202)
Net loss available to common shareholders	$(2,261)	$(8,483)
Basic loss per share	$(0.11)	$(0.42)
Diluted loss per share	$(0.11)	$(0.42)

3.           Summary of Significant Accounting Policies

Revenue Recognition – The Company records revenue at the point of sale for stores, at the time of estimated receipt by the customer for catalog and Internet sales, and at the time of shipment to its wholesale customers.  Outbound shipping charges billed to customers are included in net sales.  The Company records an allowance for estimated returns from its retail consumers in the period of sale based on prior experience.  If actual returns are greater than those expected, additional sales returns may be recorded in the future.  Retail sales are recorded net of sales taxes collected from customers at the time of the transaction.

The Company records other revenues for shipping revenues and commissions earned on direct sell-through programs on a net basis as the Company acts as an agent on behalf of the related vendor.  For the three months ended January 24, 2009 and January 26, 2008, total other revenues recorded in net sales in the accompanying consolidated statements of operations were $2,388,000 and $2,842,000, respectively.  For the six months ended January 24, 2009 and January 26, 2008, total other revenues recorded in net sales in the accompanying consolidated statements of operations were $4,512,000 and $5,263,000, respectively.

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

Accounts Receivable/Allowance for Doubtful Accounts and Sales Discounts – The Company’s accounts receivable, which is primarily attributable to the wholesale division, is net of allowance for doubtful accounts and sales discounts.  An allowance for doubtful accounts is determined through the analysis of the aging of accounts receivable at the date of the financial statements.  An assessment of the accounts receivable is made based on historical trends and an evaluation of the impact of economic conditions.  This amount is not significant, primarily due to the Company’s history of minimal bad debts. An allowance for sales discounts is based on discounts relating to open invoices where trade discounts have been extended to customers, costs associated with potential returns of products, as well as allowable customer markdowns and operational charge backs, net of expected recoveries.  These allowances are included as a reduction to net sales and are part of the provision for allowances included in accounts receivable.  The foregoing results from seasonal negotiations and historic deduction trends, net of expected recoveries and the evaluation of current market conditions.  As of January 24, 2009 and July 26, 2008, accounts receivable was net of allowances of $1,136,000 and $979,000, respectively.  Management believes its allowance for doubtful accounts and sales discounts to be appropriate, and actual results should not differ materially from those determined using necessary estimates.  However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Also, if market conditions were to worsen, management may take actions to increase customer incentive offerings, possibly resulting in an incremental allowance at the time the incentive is offered.

Merchandise Inventories – Retail store inventories are valued at the lower of cost or market using the retail inventory first-in, first-out (“FIFO”) method, and wholesale, catalog and Internet inventories are valued at the lower of cost or market, on an average cost basis that approximates the FIFO method. Freight costs are included in inventory and vendor promotional allowances are recorded as a reduction in inventory cost. These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations and gross margins.  Markdowns are recorded when the sales value of the inventory has diminished.  Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends.  Additionally, the Company accrues for planned but unexecuted markdowns.  If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.  Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Inventory reserves were $1,089,000 at January 24, 2009 and $1,312,000 at July 26, 2008.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit.  Direct-response advertising consists primarily of product catalogs of FOH Holdings’ mail order subsidiary.  The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally six months.  The realizability of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future net revenues.  Direct-response advertising costs of $3,345,000 and $2,297,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at January 24, 2009 and July 26, 2008, respectively.  The Company believes that it has appropriately determined the expected period of future benefit as of the date of its consolidated financial statements; however, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.

Impairment of Long-Lived Assets – The Company reviews long-lived assets, including property and equipment and its amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows.  If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets.  No impairment was recorded for the six months ended January 24, 2009 and January 26, 2008.

Goodwill and Intangible Assets – The Company has certain intangible assets and goodwill.  Intangible assets consist of trademarks, principally the Frederick’s of Hollywood trade name, customer relationships, favorable leases and domain names recognized in accordance with purchase accounting.  Goodwill represented the portion of the purchase price that could not be attributed to specific tangible or identified intangible assets recorded in connection with purchase accounting.  Goodwill was not deductible for tax purposes.  The Company amortizes customer relationships and favorable leases over estimated useful lives of four years and the remaining lease term, respectively.  The customer relationships and favorable leases are amortized on a straight-line basis.  The Company has determined the trademarks and domain names to have indefinite lives.  Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) requires the Company to not amortize goodwill and certain other indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred.  SFAS 142 requires goodwill to be allocated to reporting units.  As the Company’s market capitalization was significantly below its book value at January 24, 2009, the Company performed an impairment analysis.  The Company determined that the goodwill balances on both the retail and wholesale segments were impaired as a result of its current and future projected financial results due to the poor macroeconomic outlook and a reduction in wholesale business with Walmart.  Accordingly, the Company recorded a goodwill impairment charge of $19,100,000.  After recognizing the impairment charge, the Company has no remaining goodwill on its consolidated balance sheet as of January 24, 2009.

Accounting for Stock-Based Compensation – The Company follows the provisions of FASB Statement No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values on the grant date.

The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.  The following assumptions were used for options granted during the six months ended January 24, 2009 and January 26, 2008:

	Six Months Ended
	January 24,	January 26,
	2009	2008

Risk-free interest rate	3.31% – 3.34%	4.5%
Expected life (years)	5 – 7	6.27
Expected volatility	60 – 62%	61%
Dividend yield	0.0%	0.0%

During the six months ended January 24, 2009, the Company granted to one of its officers and certain other employees options to purchase an aggregate of 82,500 shares of common stock under the 2000 Performance Equity Plan.  Options to purchase 25,000 shares are exercisable at $.96 per share and vest in six months, and options to purchase 57,500 shares are exercisable at $.87 per share and vest 20% each year over five years.

During the six months ended January 26, 2008, the Company granted to certain employees options to purchase an aggregate of 93,511 shares of common stock under the FOH Holdings’ 2003 Employee Equity Incentive Plan, which was assumed by the Company in the Merger.  These options are exercisable at an exercise price of $4.52 per share and vest 20% each year over five years.

Income Taxes – Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in the Company’s financial statements and income tax returns.  The Company provides a valuation allowance for deferred income tax assets when it is considered more likely than not that all or a portion of such deferred income tax assets will not be realized.  Due to the Merger, the Company may have had a change in control under Section 382 of the Internal Revenue Code and, therefore, its net operating loss carryforwards may be limited.

Supplemental Disclosure of Noncash Financing Transactions – The Company had outstanding accounts payable and accrued expenses of $331,000 and $248,000 at January 24, 2009 and July 26, 2008, respectively, related to purchases of property and equipment.  During the six months ended January 24, 2009, the Company also accrued a dividend of $281,000 on its Series A Preferred Stock.  In addition, during the six months ended January 26, 2008, the Company had $161,000 of leasehold improvements paid on its behalf by a landlord.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”), which amends the accounting for assets and liabilities in financial statements in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date.  The Company adopted SFAS 159 on July 27, 2008.  The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company does not have any noncontrolling interests in subsidiaries and believes that SFAS 160 will not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 141 (Revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years.

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

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The Company adopted SFAS 162 on November 15, 2008, the effective date, and the adoption did not have a material impact on the financial statements.

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

5.           Merchandise Inventories

Merchandise inventories consist of the following (in thousands):

	January 24,	July 26,
	2009	2008
Raw materials	$1,461	$1,945
Work-in process	318	291
Finished goods	25,762	22,336
	$27,541	$24,572

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

	Three Months Ended			Six Months Ended
	January 24,		January 26,	January 24,		January26,
	2009		2008	2009		2008

Net loss	$(20,201	)(a)	$(2,421)	$(25,487	)(b)	$(6,348)

BASIC:
Basic weighted average number of shares outstanding	26,192		11,845	26,182		11,845

Basic net loss per share	$(0.77)		$(0.20)	$(0.97)		$(0.54)

DILUTED:

Basic weighted average number of shares outstanding	26,192		11,845	26,182		11,845
Shares issuable upon conversion of stock options	-		-	-		-
Total average number of equivalent shares outstanding	26,192		11,845	26,182		11,845

Diluted net loss per share	$(0.77)		$(0.20)	$(0.97)		$(0.54)
______________________________________________ (a)Includes Series A preferred stock dividends of $140. (b)Includes Series A preferred stock dividends of $281.

There were no potentially dilutive shares for the three and six months ended January 24, 2009 because all of the outstanding options had exercise prices greater than the average market price.  There were 231,000 and 279,000 potentially dilutive shares that were not included in the computation of diluted net loss per share for the three and six months ended January 26, 2008 since their effect would have been anti-dilutive.

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

As of January 24, 2009, the Company had $16,776,000 outstanding under the Facility at a rate of 3.0%.  For the six months ended January 24, 2009, borrowings under the Facility peaked at $26,386,000 and the average borrowing during the period was approximately $17,509,000.  In addition, the Company had $1,995,000 of outstanding letters of credit under the Facility as of January 24, 2009.

The Facility contains customary representations and warranties, affirmative and negative covenants and events of default.  The borrowers also agreed to maintain specified minimum availability reserves in lieu of financial covenants, fixed charge coverage and overall debt ratios.  At January 24, 2009, the Company was in compliance with its minimum availability reserve requirements.

Long Term Debt- related party

As of January 24, 2009, the Company had $12,946,000 of long term debt due to certain funds and accounts affiliated with, managed by, or over which Fursa Alternative Strategies, LLC or any of its affiliates exercises investment authority, including, without limitation, with respect to voting and dispositive rights (collectively, “Fursa”).  This debt is referred to as “Tranche C Debt.”  In connection with the Merger and the amendment of the Old Facility with the Senior Lender, Fursa extended the maturity date of the Tranche C Debt to July 28, 2012.  This debt bears interest at the fixed rate of 7% per annum with 1% payable in cash and 6% payable in kind.

Preferred Stock

On January 28, 2008, in connection with the Merger, the Company issued an aggregate of 3,629,325 shares of Series A 7.5% Convertible Preferred Stock to Fursa in exchange for a $7,500,000 portion of the debt owed by FOH Holdings and its subsidiaries.  The Series A Preferred Stock is convertible at any time at the option of the holders into an aggregate of 1,512,219 shares of common stock, subject to adjustment.  As of January 24, 2009, the Company has accrued dividends of $563,000. Holders of Series A Preferred Stock, in preference to the holders of common stock or any other junior securities, will be entitled to receive, when, as and if declared by the Company’s board of directors, but only out of funds that are legally available therefor, cumulative dividends at the rate of 7.5% per annum of the sum of the original issue price and any accumulated and unpaid dividends thereon on each outstanding share of Series A Preferred Stock.  Such dividends will be payable in additional shares of Series A Preferred Stock or in cash, at the Company’s option, and will be payable in arrears in equal amounts (with the first payment to be prorated based on the actual issue date) on the tenth business day after the end of each of the Company’s fiscal quarters of each year commencing on the first of these dates to occur after the first issuance of Series A Preferred Stock.  On the later to occur of (a) January 7, 2010 and (b) the six-month anniversary of the maturity date (or any extensions thereof) of the Company’s credit facility, the Company is required to redeem all of the then outstanding Series A Preferred Stock by paying in cash in exchange for the shares of Series A Preferred Stock to be redeemed on such date a sum equal to the original issue price per share of Series A Preferred Stock (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like) plus accumulated but unpaid dividends with respect to such shares; provided, that if, on the 60th day prior to the date of redemption, the current market value is greater than the original issue price (as adjusted for stock dividends, combinations, splits, recapitalizations and the like) plus accumulated and unpaid dividends with respect to such shares, then all of the outstanding shares of Series A Preferred Stock will be automatically converted to common stock on the date of redemption.

8.           Commitments and Contingencies

The Company has certain contingent liabilities resulting from litigation and claims incidental to the ordinary course of business that the Company believes will not have a material adverse effect on its future consolidated financial position, results of operations or cash flows.

In November 2008, Frederick’s of Hollywood, Inc. and MarketLive, Inc., a California corporation, participated in a mediation in an attempt to resolve the claims brought in May 2008 in the Superior Court of California, County of Los Angeles by Frederick’s of Hollywood against MarketLive in connection with MarketLive’s alleged failure to create an e-commerce platform for Frederick’s of Hollywood that worked properly and had appropriate security, and MarketLive’s related cross-claims.  In December 2008, the parties entered into a confidential settlement agreement, without either party admitting liability, pursuant to which Frederick’s of Hollywood received a lump sum cash payment and other non-cash consideration.  The case was subsequently dismissed with prejudice.

The Company is involved from time to time in litigation incidental to its business.  The Company believes that the outcome of any other litigation will not have a material adverse effect on its results of operations or financial condition.

9.           Segments

The Company has two reportable segments – retail and wholesale.  Each segment primarily sells women’s intimate apparel through different distribution channels.  The retail segment sells products through the Company’s retail stores, as well its catalog and its e-commerce website.  The retail segment sells products purchased from the Company’s outside suppliers and from the wholesale segment.  The wholesale segment is engaged solely in the design, manufacture, distribution and sale of women’s intimate apparel to mass merchandisers, specialty and department stores, discount retailers, national and regional chains and direct mail catalog marketers throughout the United States and Canada.  Canadian sales represented approximately 2% and 4% of wholesale net sales for the three and six months ended January 24, 2009, respectively.

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

Net sales, operating loss and total assets for each segment are as follows:

($ in thousands)	Three Months Ended		Six Months Ended
	January 24,	January 26,	January 24,	January 26,
	2009(1)	2008	2009(1)	2008
Net Sales:
Retail	$38,352	$42,112	$71,481	$79,299
Wholesale	14,164	-	23,600	-
Total net sales	$52,516	$42,112	$95,081	$79,299

Operating Loss:
Retail	$(6,444)	$(1,780)	$(8,589)	$(5,081)
Wholesale	(12,616)	-	(14,704)	-
Total operating loss	$(19,060)	$(1,780)	$(23,293)	$(5,081)

Less Unallocated Corporate Expenses:
Corporate expenses	$559	$-	$1,023	$-
Interest expense	421	641	849	1,267
Total unallocated expenses	$980	$641	$1,872	$1,267

Loss before income tax provision	$(20,040)	$(2,421)	$(25,165)	$(6,348)

Total Assets
Retail			$66,148
Wholesale			26,280
Total Assets			$92,428

____________________________________
(1) Reflects the merged entity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Through our multi-channel retail division, we sell women’s intimate apparel and related products under our proprietary Frederick’s of Hollywood® brand exclusively through our mall-based specialty retail stores in the United States, which we refer to as “Stores,” and through our catalog and website at www.fredericks.com, which we refer to collectively as “Direct.”  As of January 24, 2009, we operated 136 Frederick’s of Hollywood stores nationwide.  Subsequent to the end of the second fiscal quarter, we closed six stores at the end of the applicable lease termination dates and anticipate closing one additional store prior to the end of fiscal year 2009.

Through our wholesale division, we design, manufacture, source, distribute and sell women’s intimate apparel to mass merchandisers, specialty and department stores, discount retailers, national and regional chains, and direct mail catalog marketers throughout the United States and Canada.

Financial information about the retail segment for the three and six months ended January 24, 2009 and January 26, 2008 and about the wholesale segment for the three and six months ended January 24, 2009 is included in the consolidated financial statements contained herein.

Fiscal 2009 Initiatives

Our efforts remain focused on implementing changes in our business strategy as described below that we believe over time will both increase revenues and reduce costs.  Some of these initiatives have had an immediate impact on our operating results and we expect that others will take more time.  These key initiatives include:

•
Reducing operating expenses.  While the macroeconomic environment continues to present challenges to both our retail and wholesale divisions, following the consummation of the merger in January 2008, we have taken and are continuing to take a number of actions to reduce operating expenses, which include reducing personnel through the elimination of executive and support positions, decreasing the use of outside consultants, and consolidating employee benefits and insurance.  Since the consummation of the merger, excluding store personnel, we have reduced our domestic workforce by approximately 25% and have transitioned certain manufacturing support functions previously performed by some of these employees to our facility in the Philippines.  This net reduction in workforce has resulted in an annualized net salary savings of approximately $4.5 million and an additional savings of approximately $1.0 million in benefits and other related costs.

•
Consolidating functions.  The wholesale division accounted for approximately 6% and 8% of the dollar value of the retail division’s merchandise purchases for fiscal year 2008 and the first half of fiscal year 2009, respectively, and we expect these amounts to increase as we continue to vertically integrate our retail and wholesale operations where complementary in order to derive additional margin benefits.  To this end, we have continued with the consolidation of the retail and wholesale divisions’ merchandising and design, distribution, information technology and finance functions. We also have been transitioning manufacturing support functions to our manufacturing facility in the Philippines.

•
Management changes.  To streamline our consolidation efforts and provide for the coordinated operation of the retail and wholesale divisions, we have implemented a number of senior management changes, including the appointment of Thomas Lynch as Chief Executive Officer, the promotion of Linda LoRe to President and the early transition of Melvyn Knigin into his new role as Senior Vice President of Sales – Wholesale Division.  In addition, we have hired a Senior Vice President of Manufacturing based in the Philippines to assist us in maintaining product quality and timely delivery to our customers.

•
More focused marketing efforts.  As a result of rising paper, production and mailing costs, we reduced Frederick’s of Hollywood’s annual catalog circulation from approximately 26.3 million in fiscal year 2006 to approximately 20.4 million in fiscal year 2007 to approximately 18.7 million in fiscal year 2008.  During fiscal year 2009, we have been able to target customers through improved analysis and monitoring of their purchasing habits and to execute a more focused marketing strategy, resulting in a 17% decrease in catalog circulation for the first half of fiscal year 2009 compared to the first half of fiscal year 2008.  With a planned increase in catalog circulation for the second half of fiscal year 2009, we anticipate an overall 3% reduction for the full fiscal year.  At the same time, we are endeavoring to expand our Internet customer base through various methods, including partnering with Internet search engines and participating in affiliate programs.  We also have focused our efforts on replacing our website with a state-of-the-art e-commerce system hosted by a third-party service provider, which we expect to be operational in Spring 2009.  We believe our upgraded and enhanced website, combined with improved customer acquisition and retention capabilities, will enable www.fredericks.com to provide customers with an enhanced pleasurable online shopping experience for intimate apparel and related products.

•
Reducing planned store openings.  Following the consummation of the merger in January 2008, we had anticipated that we would open, relocate and/or remodel approximately 40 to 50 new stores over three years.  However, due to uncertain economic conditions and our poor operating performance in fiscal year 2008, we revised our retail store expansion plans for fiscal year 2009 to include only three store openings and one store remodeling.  In addition, subsequent to the end of the second fiscal quarter, we closed six underperforming stores at the end of the applicable lease termination dates and anticipate closing one additional store prior to the end of fiscal year 2009.  We continuously evaluate our longer-term store expansion plans and intend to make appropriate adjustments as business conditions permit.

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

Accounts Receivable/Allowance for Doubtful Accounts and Sales Discounts –Accounts receivable, which is primarily attributable to the wholesale division, is net of allowance for doubtful accounts and sales discounts.  An allowance for doubtful accounts is determined through the analysis of the aging of accounts receivable at the date of the financial statements.  An assessment of the accounts receivable is made based on historical trends and an evaluation of the impact of economic conditions.  This amount is not significant, primarily due to our history of minimal bad debts. An allowance for sales discounts is based on discounts relating to open invoices where trade discounts have been extended to customers, costs associated with potential returns of products, as well as allowable customer markdowns and operational charge backs, net of expected recoveries.  These allowances are included as a reduction to net sales and are part of the provision for allowances included in accounts receivable.  The foregoing results from seasonal negotiations and historic deduction trends, net of expected recoveries and the evaluation of current market conditions.  As of January 24, 2009 and July 26, 2008, accounts receivable was net of allowances of $1,136,000 and $979,000, respectively.  Management believes its allowance for doubtful accounts and sales discounts to be appropriate, and actual results should not differ materially from those determined using necessary estimates.  However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Also, if market conditions were to worsen, management may take actions to increase customer incentive offerings, possibly resulting in an incremental allowance at the time the incentive is offered.

Merchandise Inventories – Retail store inventories are valued at the lower of cost or market using the retail inventory first-in, first-out (“FIFO”) method, and wholesale, catalog and Internet inventories are valued at the lower of cost or market, on an average cost basis that approximates the FIFO method.  Freight costs are included in inventory and vendor promotional allowances are recorded as a reduction in inventory cost. These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations and gross margins.  Markdowns are recorded when the sales value of the inventory has diminished.  Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends.  Additionally, we accrue for planned but unexecuted markdowns.  If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.  Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Inventory reserves were $1,089,000 at January 24, 2009, and $1,312,000 at July 26, 2008.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit.  Direct-response advertising consists primarily of product catalogs of FOH Holdings’ mail order subsidiary.  The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally six months.  The realizability of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future net revenues.  Direct-response advertising costs of $3,345,000 and $2,297,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at January 24, 2009 and July 26, 2008, respectively.  We believe that we have appropriately determined the expected period of future benefit as of the date of our consolidated financial statements; however, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.

Impairment of Long-Lived Assets – We review long-lived assets, including property and equipment and our amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows.  If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets.  No impairment was recorded for the three and six months ended January 24, 2009 and January 26, 2008.

Goodwill and Intangible Assets – We have certain intangible assets and goodwill.  Intangible assets consist of trademarks, principally the Frederick’s of Hollywood trade name, customer relationships, favorable leases and domain names recognized in accordance with purchase accounting.  Goodwill represented the portion of the purchase price that could not be attributed to specific tangible or identified intangible assets recorded in connection with purchase accounting.  Goodwill was not deductible for tax purposes.  We amortize customer relationships and favorable leases over estimated useful lives of four years and the remaining lease term, respectively.  The customer relationships and favorable leases are amortized on a straight-line basis.  We have determined the trademarks and domain names to have indefinite lives.  Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) requires us to not amortize goodwill and certain other indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred.  SFAS 142 requires goodwill to be allocated to reporting units.  As our market capitalization was significantly below our book value at January 24, 2009, we performed an impairment analysis.  We determined that the goodwill balances on both the retail and wholesale segments were impaired as a result of our current and future projected financial results due to the poor macroeconomic outlook and a reduction in wholesale business with Walmart.  Accordingly, we recorded a goodwill impairment charge of $19,100,000.  After recognizing the impairment charge, we have no remaining goodwill on our consolidated balance sheet as of January 24, 2009.

Income Taxes – Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in our financial statements and income tax returns.  We provide a valuation allowance for deferred income tax assets when it is considered more likely than not that all or a portion of such deferred income tax assets will not be realized.  Due to the merger, we underwent a change in control under Section 382 of the Internal Revenue Code and, therefore, our net operating loss carryforwards may be limited.

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

The following table shows each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the consolidated financial statements included elsewhere in this report (in thousands, except for percentages, which percentages may not add due to rounding):

	Three Months Ended				Six Months Ended
	January 24, 2009(1)		January 26, 2008		January 24, 2009(1)		January 26, 2008
Net sales	$52,516	100.0%	$42,112	100.0%	$95,081	100.0%	$79,299	100.0%
Cost of goods sold, buying and occupancy	34,223	65.2%	25,373	60.3%	62,110	65.3%	47,222	59.5%
Gross profit	18,293	34.8%	16,739	39.7%	32,971	34.7%	32,077	40.5%
Selling, general and administrative expenses	18,812	35.8%	18,519	44.0%	38,187	40.2%	37,158	46.9%
Goodwill impairment	19,100	36.4%	-	0.0%	19,100	20.1%	-	0.0%
Loss from operations	(19,619)	(37.4%)	(1,780)	(4.3%)	(24,316)	(25.6%)	(5,081)	(6.4%)
Interest expense, net	421	0.8%	641	1.5%	849	0.9%	1,267	1.6%
Loss before income taxes	(20,040)	(38.2%)	(2,421)	(5.8%)	(25,165)	(26.5%)	(6,348)	(8.0%)
Income tax expense	21	0.0%	-	0.0%	41	0.0%	-	0.0%
Net loss	(20,061)	(38.2%)	(2,421)	(5.8%)	(25,206)	(26.5%)	(6,348)	(8.0%)
Less: Preferred stock dividends	(140)		-		(281)		-
Net loss available to common shareholders	$(20,201)		$(2,421)		$(25,487)		$(6,348)
____________________________
(1) Reflects the merged entity.  See Note 2 to the consolidated financial statements contained elsewhere in this report.

Net Sales

Net sales for the three and six months ended January 24, 2009 increased to $52,516,000 and $95,081,000 as compared to $42,112,000 and $79,299,000 for the three and six months ended January 26, 2008, and was comprised of retail and wholesale sales as follows (in thousands):

	Three Months Ended			Six Months Ended
Net Sales:	January 24, 2009	January 26, 2008	Increase/ (Decrease)	January 24, 2009	January 26, 2008	Increase/ (Decrease)
Retail Stores	$24,327	$26,145	$(1,818)	$45,538	$50,201	$(4,663)
Retail Direct (catalog and internet)	14,025	15,967	(1,942)	25,943	29,098	(3,155)
Total Retail	38,352	42,112	(3,760)	71,481	79,299	(7,818)
Total Wholesale	14,164	-	14,164	23,600	-	23,600
Total net sales	$52,516	$42,112	$10,404	$95,081	$79,299	$15,782

The increase in net sales for the three and six months ended January 24, 2009 resulted from the addition of $14,164,000 and $23,600,000 of net sales from the wholesale division following the consummation of the merger.  These increases were partially offset by a decrease in retail net sales of $3,760,000 and $7,818,000 for the three and six months ended January 24, 2009 as compared to the three and six months ended January 26, 2008.  This decrease was primarily due to a decrease in consumer spending resulting from the challenging macroeconomic environment.  In addition:

•	Total store sales decreased by $1,818,000, or 7.0%, and $4,663,000, or 9.3%, for the three and six months ended January 24, 2009 as compared to the three and six months ended January 26, 2008.

•
Comparable store sales decreased by $1,735,000, or 7.2%, and $4,595,000, or 9.9%, for the three and six months ended January 24, 2009 as compared to the three and six months ended January 26, 2008.  Comparable store sales are defined as net sales for stores that have been open for at least one complete year.

•
Direct sales, which are comprised of sales from our catalog and website operations, decreased by $1,942,000, or 12.2%, and $3,155,000, or 10.8%, for the three and six months ended January 24, 2009 as compared to the three and six months ended January 26, 2008.

The wholesale division’s net sales by customer for the three and six months ended January 24, 2009, which are included in total net sales, and for the three and six months ended January 26, 2008, which are not included in total net sales and are provided for comparative purposes only, were as follows ($ in thousands):

	Three Months Ended			Six Months Ended
Net Sales:	January 24, 2009	January 26, 2008	Increase/ (Decrease)	January 24, 2009	January 26, 2008	Increase/ (Decrease)
Walmart	$7,556	$7,294	$262	$9,050	$15,080	$(6,030)
All other U.S.	6,277	5,366	911	13,621	12,637	984
Total U.S. customers	13,833	12,660	1,173	22,671	27,717	(5,046)
Canada	331	170	161	929	453	476
Total	$14,164	$12,830	$1,334	$23,600	$28,170	$(4,570)

The wholesale division’s backlog of open orders by customer as of January 24, 2009 and January 26, 2008 was as follows ($ in thousands):

Customer	January 24, 2009		January 26, 2008(1)
Walmart	$1,383	16.3%	$15,769	62.7%
All other U.S. customers	6,773	80.2%	9,044	36.0%
Total U.S. customers	8,156	96.5%	24,813	98.7%
Canada	292	3.5%	320	1.3%
Total	$8,448	100.0%	$25,133	100.0%

The backlog of orders was $8,448,000 as of January 24, 2009 and $25,133,000 as of January 26, 2008.  Orders are booked upon receipt.  Our open order position with Walmart as of January 24, 2009 was $1,383,000 as compared to $15,769,000 at January 26, 2008.  This reduction is the result of Walmart shifting its focus to product categories that differ from the main product categories that we historically have presented to Walmart and that Walmart historically has purchased from us.  We are working closely with Walmart to develop new products to accommodate these business changes and appeal to their customers; however, we cannot be assured that our sales to Walmart will return to historical levels.
__________________

(1)           Information and discussion provided for comparative purposes only.

Gross Profit

The gross margin (gross profit as a percentage of net sales) for the three and six months ended January 24, 2009 was 34.8% and 34.7% as compared to 39.7% and 40.5% for the three and six months ended January 26, 2008.  The decrease was partially due to the lower gross margin for the wholesale division, which was approximately 27.0% and 27.3% for the three and six months ended January 24, 2009.  For comparative purposes only, the gross margin for the wholesale division for the three and six months ended January 26, 2008 was approximately 28.1% and 28.0%.  The gross margin for the retail division also decreased for the three and six months ended January 24, 2009 to 37.7% and 37.1% as compared to 39.7% and 40.5% for the three and six months ended January 26, 2008.

The largest contributors to the decrease in gross margin for the retail division were the following:

•
Occupancy costs, which consist of rent, common area maintenance, utilities and real estate taxes, decreased by $207,000 for the three months ended January 24, 2009 as compared to the three months ended January 26, 2008; however, as a percentage of sales, occupancy costs increased by 0.8 percentage points as a result of lower retail sales.  Occupancy costs were flat for the six months ended January 24, 2009 as compared to the six months ended January 26, 2008; however, as a percentage of sales, occupancy costs increased by 1.5 percentage points as a result of lower retail sales.  The decrease in occupancy costs for the three months ended January 24, 2009 is attributable to reductions in real estate management, repair and maintenance costs and other related expenses, partially offset by increased rent expense and common area maintenance costs.

•
Depreciation increased by $46,000 and $210,000 for the three and six months ended January 24, 2009 as compared to the three and six months ended January 26, 2008.  As a percentage of sales, depreciation increased by 0.3 percentage points and 0.5 percentage points for the three and six months ended January 24, 2009 as compared to the three and six months ended January 26, 2008.  These increases were due to eight new and remodeled stores opened in the second half of fiscal year 2008 for which depreciation was recorded in the first half of fiscal year 2009 and not recorded in the comparable period of fiscal year 2008.

•
Product costs as a percentage of sales increased by 0.5 and 0.9 percentage points for the three and six months ended January 24, 2009 as compared to the three and six months ended January 26, 2008.  The increase was primarily the result of higher markdowns.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended January 24, 2009 increased by $293,000 to $18,812,000 or 35.8% of sales, from $18,519,000 or 44.0% of sales for the three months ended January 26, 2008.  Selling, general and administrative expenses for the wholesale division for the three months ended January 26, 2008 were approximately $5,118,000, which are not included in selling, general and administrative expenses for the three months ended January 26, 2008 and are provided for comparative purposes only.

Selling, general and administrative expenses for the six months ended January 24, 2009 increased by $1,029,000 to $38,187,000 or 40.2% of sales, from $37,158,000 or 46.9% of sales for the six months ended January 26, 2008.  Selling, general and administrative expenses for the wholesale division for the six months ended January 26, 2008 were approximately $10,177,000, which are not included in selling, general and administrative expenses for the six months ended January 26, 2008 and are provided for comparative purposes only.

The increase in selling, general and administrative expenses as reflected in the consolidated financial statements contained elsewhere in this report was primarily the result of the following:

•
The addition of the selling, general and administrative expenses for the wholesale division following the consummation of the merger.  These expenses were $4,014,000 and $8,733,000 of the total selling, general and administrative expenses for the three and six months ended January 24, 2009.

•
Unallocated expenses related to our corporate executive office were also added to selling, general and administrative expenses following the consummation of the merger.  These expenses were $559,000 and $1,023,000 of the total selling, general and administrative expenses for the three and six months ended January 24, 2009 and include costs associated with our Executive Chairman, Chief Executive Officer, Chief Financial Officer and our Board of Directors.

The addition of the wholesale division’s selling, general and administrative expenses and the unallocated expenses related to our corporate executive office was partially offset by a decrease of $4,280,000 and $8,727,000 in selling, general and administrative expenses in the retail division for the three and six months ended January 24, 2009 as compared to the three and six months ended January 26, 2008.  These decreases consist of the following:

For the three months ended January 24, 2009 as compared to the three months ended January 26, 2008,

•
Store selling, general and administrative expenses decreased by $465,000, which was primarily due to decreases in (1) store salaries and salary-related costs of $192,000, which is the result of reductions in store staffing requirements, and decreases in earned incentives as a result of lower sales, (2) credit card fees of $40,000 due to lower sales and (3) store operations costs of $95,000 due to reductions in personnel, fewer district sales meetings and corresponding reductions in travel expenses.

•
Direct selling, general and administrative expenses decreased by $2,753,000, primarily as a result of a $1,411,000 reduction in catalog costs, a $108,000 decrease in costs relating to our call center and a $299,000 decrease in equipment maintenance costs.  The reduction in catalog costs was due to an 18% decrease in circulation compared to the similar period in the prior year.  With a planned increase in catalog circulation during the second half of fiscal year 2009 to expand our customer base and drive sales, we expect to reduce catalog circulation by approximately 3% in fiscal year 2009 compared to fiscal year 2008.  The decrease in the call center costs was due to a reduction in staffing requirements related to lower sales and the decrease in equipment maintenance costs was due to the maintenance of one website platform instead of two separate platforms in the prior year as a result of an unsuccessful transition to a new platform.  We also settled a lawsuit related to the unsuccessful launch of the new website platform in fiscal year 2008, pursuant to which we received a lump sum cash payment and other non-cash consideration totaling $756,000.

•
Expenses related to the retail division’s overhead decreased by $970,000.  This decrease was primarily due to a decrease in accounting, legal and other professional and consulting fees of $539,000 resulting from a reduction in third party service providers that were hired to assist with the restatement of FOH Holdings’ financial statements for prior periods.  Also contributing to the decrease was a decrease in salaries and salary-related costs of $368,000, which is primarily due to a reduction in personnel.  The decrease was partially offset by an increase in stock compensation expense of $98,000, which resulted from the issuance of stock options and restricted stock grants in accordance with three employees’ equity incentive agreements in connection with the merger (including the Chief Executive Officer of the retail division).

For the six months ended January 24, 2009 as compared to the six months ended January 26, 2008,

•
Store selling, general and administrative expenses decreased by $1,361,000, which was primarily due to decreases in (1) store salaries and salary-related costs of $513,000, which is the result of reductions in store staffing requirements, and decreases in earned incentives as a result of lower sales, (2) credit card fees of $161,000 due to lower sales and (3) store operations costs of $307,000 due to reductions in personnel, fewer district sales meetings and corresponding reductions in travel expenses.

•
Direct selling, general and administrative expenses decreased by $3,498,000, primarily as a result of a $1,792,000 reduction in catalog costs, a $267,000 decrease in costs relating to our call center, a $440,000 decrease in equipment maintenance costs and $756,000 from the settlement of a lawsuit related to the unsuccessful launch of the new website platform in fiscal year 2008 described above.  The reduction in catalog costs was due to a 17% decrease in circulation compared to the similar period in the prior year.  As described above, we plan to increase catalog circulation during the second half of fiscal year 2009. The decrease in the call center costs was due to a reduction in staffing requirements related to lower sales and the decrease in equipment maintenance costs was due to the maintenance of one website platform instead of two separate platforms in the prior year as a result of an unsuccessful transition to the new platform.

•
Expenses related to the retail division’s overhead decreased by $2,336,000.  This decrease was primarily due to a decrease in accounting fees of $813,000, which was attributable to the accelerated audit of FOH Holdings’ fiscal 2007 year end financial statements in the prior year.  Contributing to the decrease was a reduction in consulting fees of $823,000, primarily due to a reduction in consultants hired to assist with the restatement of FOH Holdings’ financial statements for prior periods and a reduction in outside IT consultants.  The decrease was partially offset by an increase in stock compensation expense of $212,000, which resulted from the issuance of stock options and restricted stock grants in accordance with three employees’ equity incentive agreements in connection with the merger (including the Chief Executive Officer of the retail division).

•
Brand marketing expenses decreased by $1,531,000 to $326,000.  The decrease was primarily due to brand marketing expenses incurred in connection with a fashion show and a charity auction that were held in the first quarter of fiscal year 2008 and not held in the comparable period in fiscal year 2009. Brand marketing is used to increase brand awareness through the announcement of new product launches, the arrival of seasonal collections and the opening of new stores.  This is accomplished primarily through public relations activities, including press releases and media events.

Goodwill Impairment

As our market capitalization was significantly below our book value at January 24, 2009, we performed an impairment analysis.  We determined that the goodwill balances on both the retail and wholesale segments were impaired as a result of our current and future projected financial results due to the poor macroeconomic outlook and a reduction in wholesale business with Walmart.  Accordingly, we recorded a goodwill impairment charge of $19,100,000.  After recognizing the impairment charge, we have no remaining goodwill on our consolidated balance sheet as of January 24, 2009.

Interest Expense, Net

During the three and six months ended January 24, 2009, net interest expense was $421,000 and $849,000 as compared to $641,000 and $1,267,000, respectively, for the three and six months ended January 26, 2008.  These decreases are primarily the result of lower interest rates as compared to the prior year.

Income Tax Provision

Our income tax provision for the three and six months ended January 24, 2009 represents estimated minimum and net worth taxes due in various states.  Due to the uncertainty of realization in future periods, no tax benefit has been recognized on the current period loss.  Accordingly, a full valuation allowance has been established on the current loss and all net deferred tax assets existing at the end of the period excluding the deferred tax liability related to trademarks.  Due to the merger, we may have had a change in control under Section 382 of the Internal Revenue Code with respect to the Movie Star entity and, therefore, the pre-merger net operating loss carryforwards of Movie Star may be subject to annual limitations.

Due to the uncertainty of realization in future periods, no tax benefit has been recognized for the three and six months ended January 26, 2008.  Accordingly, a full valuation allowance has been established on the current loss and all net deferred tax assets existing at the end of the period excluding the deferred tax liability related to trademarks

Liquidity and Capital Resources

Cash Used in Operations

Net cash used in operating activities for the six months ended January 24, 2009 was $2,786,000, resulting primarily from the following:

•	a net loss of $6,106,000 (excluding a non-cash impairment to goodwill of $19,100,000) for the six months ended January 24, 2009;

•	an increase in merchandise inventories of $2,969,000 due to normal seasonal fluctuations in the finished goods inventory levels;

•
an increase in accounts receivable of $1,279,000, which was due to higher wholesale sales during the last two months (December and January) of the six months ended January 24, 2009 as compared to the last two months (June and July) of the six months ended July 26, 2008; and

•
an increase in prepaid expenses and other current assets of $734,000, which was primarily due to increased prepaid direct response advertising costs of $1,048,000, partially offset by decreases in other prepaid expenses.

These decreases in cash flow were partially offset by:

•	non-cash expenses of $3,006,000 for depreciation and amortization;

•	non-cash stock-based compensation expense of $440,000;

•	non-cash accrued interest on long term related party debt of $385,000;

•	a non-cash expense for deferred rent and lease incentives of $389,000;

•	an increase in accounts payable and accrued expenses of $3,307,000 due to normal seasonal fluctuations; and

•	$571,000 received from landlords for tenant improvement allowances.

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended January 24, 2009 was $2,909,000, which resulted primarily from expenditures for new stores of $1,392,000 and for a store relocation of $370,000.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended January 24, 2009 was $5,653,000, resulting primarily from net borrowings under our revolving credit facility of $5,683,000.

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

The Facility contains customary representations and warranties, affirmative and negative covenants and events of default.  The borrowers also agreed to maintain specified minimum availability reserves in lieu of financial covenants, fixed charge coverage and overall debt ratios.  At January 24, 2009, we were in compliance with our minimum availability reserve requirements.

Long Term Debt – Related Party

As of January 24, 2009, we had $12,946,000 of long term debt due to certain funds and accounts affiliated with, managed by, or over which Fursa Alternative Strategies, LLC or any of its affiliates exercises investment authority, including, without limitation, with respect to voting and dispositive rights (collectively referred to herein as “Fursa”).  This debt is referred to as “Tranche C Debt.”  In connection with the merger and the amendment of the Old Facility with the Senior Lender, Fursa extended the maturity date of the Tranche C Debt to July 28, 2012.  This debt bears interest at the fixed rate of 7% per annum with 1% payable in cash and 6% payable in kind.

Preferred Stock

On January 28, 2008, in connection with the merger, we issued an aggregate of 3,629,325 shares of our Series A 7.5% Convertible Preferred Stock to Fursa in exchange for a $7,500,000 portion of the debt owed by FOH Holdings and its subsidiaries.  The Series A Preferred Stock is convertible at any time at the option of the holders into an aggregate of 1,512,219 shares of common stock, subject to adjustment.  As of January 24, 2009, we had accrued dividends of $563,000.

Future Financing Requirements

For the six months ended January 24, 2009, our working capital decreased by $5,496,000 to $1,393,000, primarily due to our loss from operations.

Our sole source of external financing consists of available borrowings under the Facility.  We believe that the available borrowing under the Facility, along with our projected operating cash flows and the implementation of our fiscal 2009 initiatives, will be sufficient to cover our working capital requirements and capital expenditures through July 25, 2009.

As of January 24, 2009, we had capital expenditures of $2,919,000, primarily for new store openings and remodelings, as well as our new enhanced website and other general corporate expenditures.  We do not expect that our capital expenditures will exceed $4,000,000 for fiscal year 2009.

Off Balance Sheet Arrangements

We are not a party to any material off-balance sheet financing arrangements except as described in Note 7 “Financing” included in the Notes to the consolidated financial statements contained elsewhere in this report.

Effect of New Accounting Standards

See Note 4, “Effect of New Accounting Standards,” included in the Notes to the consolidated financial statements contained elsewhere in this report for a discussion of recent accounting developments and their impact on our consolidated financial statements.  None of the new accounting standards are anticipated to impact us.

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

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

We are exposed to interest rate risk associated with our revolving credit facility.  Interest accrues at an agreed to reference rate, which shall be, at our election, either the Wells Fargo prime rate less 25 basis points or LIBOR plus 150 basis points.  Outstanding borrowings were at the rate of 3.0% at January 24, 2009.  For the six months ended January 24, 2009, borrowings under the revolving credit facility peaked at $26,386,000 and the average borrowing during the period was approximately $17,509,000.

An increase in the interest rate of 100 basis points would have increased the interest on the revolving credit facility borrowings by approximately $88,000 for the six months ended January 24, 2009.

Foreign Currency Risks

We enter into a significant amount of purchase obligations outside of the United States, all of which are negotiated and settled in U.S. dollars.  Therefore, on our current open purchase order position we have no exposure to foreign currency exchange risks.  However, fluctuations in foreign currency rates could have an impact on our future purchases.

ITEM 4T – CONTROLS AND PROCEDURES

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 24, 2009.  Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

During the three months ended January 24, 2009, there were no changes made in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II          OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In November 2008, Frederick’s of Hollywood, Inc. and MarketLive, Inc., a California corporation, participated in a mediation in an attempt to resolve the claims brought in May 2008 in the Superior Court of California, County of Los Angeles by Frederick’s of Hollywood against MarketLive in connection with MarketLive’s alleged failure to create an e-commerce platform for Frederick’s of Hollywood that worked properly and had appropriate security, and MarketLive’s related cross-claims.  In December 2008, the parties entered into a confidential settlement agreement, without either party admitting liability, pursuant to which Frederick’s of Hollywood received a lump sum cash payment and other non-cash consideration.  The case was subsequently dismissed with prejudice.

We are involved from time to time in litigation incidental to our business.  We believe that the outcome of any other litigation will not have a material adverse effect on our results of operations or financial condition.

ITEM 1A – RISK FACTORS

There are no material changes from the risk factors set forth the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on October 24, 2008.  Please refer to this section for disclosures regarding the risks and uncertainties in our business.

ITEM 6 – EXHIBITS

Exhibit No.	Description

31.1	Certification by Chief Executive Officer and Principal Executive Officer

31.2	Certification by Chief Financial Officer and Principal Accounting Officer

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FREDERICK’S OF HOLLYWOOD GROUP INC.

Date: March 6, 2009	By:	/s/ Thomas J. Lynch
THOMAS J. LYNCH
Chief Executive Officer and
Principal Executive Officer

Date: March 6, 2009	By:	/s/ Thomas Rende
THOMAS RENDE
Chief Financial Officer and
Principal Accounting Officer