Form 10-Q
period 2009-04-25
FREDERICK'S OF HOLLYWOOD GROUP INC /NY/
filed 2009-06-09
CIK 93631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 25, 2009

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                    to

Commission File Number: 001-05893

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

Yes ☒                                No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐                                No  ☐

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

Yes  ☐                                No  ☒

The number of common shares outstanding on May 29, 2009 was 26,377,490.

FREDERICK’S OF HOLLYWOOD GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page
PART I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at April 25, 2009 (Unaudited) and July 26, 2008 (Audited)	3

	Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended April 25, 2009 and April 26, 2008	4

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended April 25, 2009 and April 26, 2008	5

	Notes to Consolidated Unaudited Financial Statements	6 – 13

Item 2.	Management’s Discussion and Analysis of Financial	14 – 26
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4T.	Controls and Procedures	26 – 27

PART II.	Other Information

Item 1	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 6.	Exhibits	28

Signatures		29

PART  I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
	April 25,	July 26,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,833	$1,988
Accounts receivable	3,787	5,788
Income tax receivable	155	112
Merchandise inventories	23,576	24,572
Prepaid expenses and other current assets	2,769	3,515
Deferred income tax assets	2,144	2,766
Total current assets	34,264	38,741

PROPERTY AND EQUIPMENT, Net	22,481	22,576
GOODWILL	-	19,100
INTANGIBLE AND OTHER ASSETS	26,415	27,265
TOTAL ASSETS	$83,160	$107,682
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility and term loans	$11,986	$11,093
Current portion of long-term debt	5	50
Accounts payable and other accrued expenses	21,755	20,709
Total current liabilities	33,746	31,852
DEFERRED RENT AND TENANT ALLOWANCES	4,508	3,846
LONG TERM DEBT-related party	13,136	12,561
OTHER	12	55
DEFERRED INCOME TAX LIABILITIES	11,180	11,802
TOTAL LIABILITIES	62,582	60,116
PREFERRED STOCK, $.01 par value – authorized, 10,000,000 shares at April 25, 2009 and July 26, 2008; issued and outstanding 3,629,325 shares of Series A preferred stock at April 25, 2009 and July 26, 2008	7,500	7,500

COMMITMENTS AND CONTINGENCIES ( NOTE 8 )	-	-
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value – authorized, 200,000,000 shares at April 25, 2009 and July 26, 2008; issued and outstanding 26,348,870 shares at April 25, 2009 and 26,141,194 shares at July 26, 2008	263	261
Additional paid-in capital	60,233	59,558
Accumulated deficit	(47,351)	(19,744)
Accumulated other comprehensive loss	(67)	(9)
TOTAL SHAREHOLDERS’ EQUITY	13,078	40,066
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$83,160	$107,682

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
				April 26,
	April 25,	April 26,	April 25,	2008
	2009	2008	2009	(see Note 2)

Net sales	$46,766	$60,841	$141,847	$140,140
Cost of goods sold, buying and occupancy	28,915	39,025	91,025	86,247
Gross profit	17,851	21,816	50,822	53,893
Selling, general and administrative expenses	19,459	23,365	57,646	60,523
Goodwill impairment	-	-	19,100	-
Operating loss	(1,608)	(1,549)	(25,924)	(6,630)
Interest expense, net	337	436	1,186	1,703
Loss before income tax provision	(1,945)	(1,985)	(27,110)	(8,333)
Income tax provision	24	-	65	-
Net loss	(1,969)	(1,985)	(27,175)	(8,333)
Less: Preferred stock dividends	151	141	432	141
Net loss applicable to common shareholders	$(2,120)	$(2,126)	$(27,607)	$(8,474)

Basic net loss per share	$(0.08)	$(0.08)	$(1.05)	$(0.51)

Diluted net loss per share	$(0.08)	$(0.08)	$(1.05)	$(0.51)

Weighted average shares outstanding – basic	26,343	25,981	26,235	16,592
Weighted average shares outstanding – diluted	26,343	25,981	26,235	16,592

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)
	Nine Months Ended
		April 26,
	April 25,	2008
	2009	(see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,175)	$(8,333)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Goodwill impairment	19,100	-
Depreciation and amortization	4,436	3,427
Provision for sales allowances and doubtful accounts	(296)	216
Issuance of common stock for directors’ fees	39	1
Stock-based compensation expense	637	1,306
Loss on disposal of property and equipment	59	151
Amortization of deferred financing costs	34	63
Non-cash accrued interest on long term debt – related party	575	545
Amortization of deferred rent and tenant allowances	543	475
Changes in operating assets and liabilities:
Accounts receivable	1,841	(3,664)
Merchandise inventories	996	3,251
Prepaid expenses and other current assets	746	811
Income tax receivable	(43)	-
Other assets	13	39
Accounts payable and other accrued expenses	599	(1,131)
Tenant improvements allowances	575	289
Net cash provided by (used in) operating activities	2,679	(2,554)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,682)	(7,041)
Cash paid for transaction costs	-	(1,529)
Cash acquired in merger	-	160
Net cash used in investing activities	(3,682)	(8,410)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving line of credit	893	2,235
Proceeds from rights offering	-	20,000
Repayment of capital lease obligation	(45)	(15)
Repayment of note payable – bank	-	(10,588)
Payments of long term debt – related party	-	(100)
Payment of deferred financing cost	-	(141)
Cash paid for issuance costs	-	(412)
Net cash provided by financing activities	848	10,979
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(155)	15
CASH AND CASH EQUIVALENTS:
Beginning of period	1,988	1,898
End of period	$1,833	$1,913
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$549	$1,644
Taxes	$37	$162

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.           Interim Financial Statements

In the opinion of Frederick’s of Hollywood Group Inc. (formerly Movie Star, Inc.) (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of April 25, 2009 and the results of operations and cash flows for the nine months ended April 25, 2009 and April 26, 2008.

The consolidated unaudited financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company’s year-end financial statements.  The July 26, 2008 consolidated balance sheet is from the Company’s audited financial statements.  The results of operations for the three and nine months ended April 25, 2009 are not necessarily indicative of the results to be expected for the full year.  This Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended July 26, 2008 included in the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 24, 2008.

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

The following condensed pro forma information (herein referred to as the “pro forma information”) assumes the Merger had occurred as of July 29, 2007.  The pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the Merger occurred as of the beginning of the period presented, nor is it indicative of the Company’s future results.  Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities or anticipated cost savings that may occur as a result of the integration and consolidation of the two companies.

The pro forma information set forth below reflects nonrecurring transactions related to Movie Star merger related fees of approximately $917,000 for the nine months ended April 26, 2008.  Merger related fees are legal fees and accounting costs for due diligence.  These fees were expensed as a result of the Merger being treated as a reverse acquisition.

(unaudited) Nine Months Ended
($ in thousands except per share amounts)	April 26, 2008
Net sales	$167,819
Net loss	(9,820)
Net loss applicable to common shareholders	$(10,242)
Basic loss per share	$(0.46)
Diluted loss per share	$(0.46)

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

The Company records other revenues for shipping revenues, as well as for commissions earned on direct sell-through programs on a net basis as the Company acts as an agent on behalf of the related vendor.  For the three months ended April 25, 2009 and April 26, 2008, total other revenues recorded in net sales in the accompanying consolidated statements of operations were $2,638,000 and $2,841,000, respectively.  For the nine months ended April 25, 2009 and April 26, 2008, total other revenues recorded in net sales in the accompanying consolidated statements of operations were $7,149,000 and $8,104,000, respectively.

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

Accounts Receivable/Allowance for Doubtful Accounts and Sales Discounts – The Company’s accounts receivable, which is primarily attributable to the wholesale division, is net of allowance for doubtful accounts and sales discounts.  An allowance for doubtful accounts is determined through the analysis of the aging of accounts receivable at the date of the financial statements.  An assessment of the accounts receivable is made based on historical trends and an evaluation of the impact of economic conditions.  This amount is not significant, primarily due to the Company’s history of minimal bad debts. An allowance for sales discounts is based on discounts relating to open invoices where trade discounts have been extended to customers, costs associated with potential returns of products, as well as allowable customer markdowns and operational charge backs, net of expected recoveries.  These allowances are included as a reduction to net sales and are part of the provision for allowances included in accounts receivable.  The foregoing results from seasonal negotiations and historic deduction trends, net of expected recoveries and the evaluation of current market conditions.  As of April 25, 2009 and July 26, 2008, accounts receivable was net of allowances of $684,000 and $979,000, respectively.  Management believes its allowance for doubtful accounts and sales discounts to be appropriate, and actual results should not differ materially from those determined using necessary estimates.  However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Also, if market conditions were to worsen, management may take actions to increase customer incentive offerings, possibly resulting in an incremental allowance at the time the incentive is offered.

Merchandise Inventories – Retail store inventories are valued at the lower of cost or market using the retail inventory first-in, first-out (“FIFO”) method, and wholesale, catalog and Internet inventories are valued at the lower of cost or market, on an average cost basis that approximates the FIFO method. Freight costs are included in inventory and vendor promotional allowances are recorded as a reduction in inventory cost.  These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations and gross margins.  Markdowns are recorded when the sales value of the inventory has diminished.  Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends.  Additionally, the Company accrues for planned but unexecuted markdowns.  If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.  Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Inventory reserves were $1,159,000 at April 25, 2009 and $1,312,000 at July 26, 2008.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit.  Direct-response advertising consists primarily of product catalogs of FOH Holdings’ mail order subsidiary.  The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally six months.  The realizability of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future net revenues.  Direct-response advertising costs of $1,925,000 and $2,297,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at April 25, 2009 and July 26, 2008, respectively.  The Company believes that it has appropriately determined the expected period of future benefit as of the date of its consolidated financial statements; however, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.

Impairment of Long-Lived Assets – The Company reviews long-lived assets, including property and equipment and its amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows.  If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets.  No impairment was recorded for the nine months ended April 25, 2009 and April 26, 2008.

Goodwill and Intangible Assets – The Company has certain intangible assets and had goodwill.  Intangible assets consist of trademarks, principally the Frederick’s of Hollywood trade name, customer relationships, favorable leases and domain names recognized in accordance with purchase accounting.  Goodwill represented the portion of the purchase price that could not be attributed to specific tangible or identified intangible assets recorded in connection with purchase accounting.  Goodwill was not deductible for tax purposes.  The Company amortizes customer relationships and favorable leases over estimated useful lives of four years and the remaining lease term, respectively.  The customer relationships and favorable leases are amortized on a straight-line basis.  The Company has determined the trademarks and domain names to have indefinite lives.  Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) requires the Company to not amortize goodwill and certain other indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred.  SFAS 142 requires goodwill to be allocated to reporting units.  As the Company’s market capitalization was significantly below its book value at January 24, 2009, the Company performed an impairment analysis.  The Company determined that the goodwill balances on both the retail and wholesale segments were impaired as a result of its current and future projected financial results due to the poor macroeconomic outlook and a reduction in wholesale business with Walmart.  Accordingly, the Company recorded a goodwill impairment charge of $19,100,000 in the second quarter of fiscal 2009.  After recognizing the impairment charge, the Company has no remaining goodwill on its consolidated balance sheet.

Accounting for Stock-Based Compensation – The Company follows the provisions of FASB Statement No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values on the grant date.

The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.  The following assumptions were used for options granted during the nine months ended April 25, 2009 and April 26, 2008:

	Nine months ended
	April 25,	April 26,
	2009	2008

Risk-free interest rate	1.99% - 3.34%	2.8 - 4.5%
Expected life (years)	5 – 7	6.3 – 7.0
Expected volatility	60 – 72%	60 - 61%
Dividend yield	0.0%	0.0%

During the nine months ended April 25, 2009, the Company granted to two of its officers and certain other employees options to purchase an aggregate of 127,500 shares of common stock under the 2000 Performance Equity Plan and 360,000 shares of common stock under the 1988 Non-Qualified Stock Option Plan.  These options are identified as follows:

Number	Exercise	Vesting
of Options	Price	Period

120,000	$0.38	immediately vested
25,000	$0.96	in full after six months
25,000	$0.37	monthly over six months
240,000	$0.38	50% at January 2, 2010 and 50% at January 2, 2011
57,500	$0.87	20% each year over 5 years
20,000	$0.17	20% each year over 5 years

During the nine months ended April 26, 2008, the Company granted to one of its officers and certain other employees options to purchase an aggregate of 263,514 shares of common stock under the FOH Holdings’ 2003 Employee Equity Incentive Plan.  Options to purchase 93,511 shares are exercisable at an exercise price of $4.52 per share and options to purchase 170,003 shares are exercisable at an exercise price of $3.10 per share.  Of the total, 42,501 options vested immediately, 127,502 options vest 33% each year over three years, and 93,511 options vest 20% each year over five years.

In addition, during the nine months ended April 26, 2008, the Company granted to three of its officers and certain other employees options to purchase an aggregate of 441,250 shares of common stock under the Movie Star 2000 Performance Equity Plan.  Options to purchase 426,250 shares are exercisable at $3.10 per share and options to purchase 15,000 shares are exercisable at $2.80 per share.  Of the total, 376,250 options vested immediately, 50,000 options vest over six months and 15,000 options vest 20% each year over five years.

Restricted Shares and Share Grants

During the nine months ended April 25, 2009, the Company issued to one officer 100,000 shares of restricted common stock pursuant to the terms and conditions of the Company’s 2000 Performance Equity Plan at a price of $0.38 per share.  50,000 shares will vest on January 2, 2010, provided that this officer is employed by the Company and that he has purchased an aggregate of 250,000 shares of common stock in the open market in accordance with the terms of a 10b5-1 trading plan to be entered into by this officer during the first open window period that such plan can be entered into in accordance with the terms of the Company’s insider trading policy (the “stock purchase”). If this officer does not complete the stock purchase by January 2, 2010, then the 50,000 shares will not vest on such date; however, all 100,000 shares will vest on January 2, 2011 provided that this officer is employed by the Company and has completed the stock purchase by such date.

During the nine months ended April 26, 2008, the Company issued an aggregate of 290,006 non-plan shares of restricted common stock to one officer and certain other employees at a weighted average price of $3.19 per share. These shares vest 50% on December 31, 2009 and 25% each on December 31, 2010 and 2011.

In addition, during the nine months ended April 26, 2008, the Company issued 24,194 fully vested shares of common stock to one officer at a price of $3.10 per share.

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

Supplemental Disclosure of Noncash Financing Transactions – The Company had outstanding accounts payable and accrued expenses of $163,000 and $248,000 at April 25, 2009 and July 26, 2008, respectively, related to purchases of property and equipment.  During the nine months ended April 25, 2009, the Company also accrued a dividend of $432,000 on its Series A Preferred Stock.

The Company had outstanding accounts payable and accrued expenses of $595,000 and $661,000 at April 26, 2008 and July 28, 2007, respectively, relating to purchases of property and equipment, and $2,000 and $1,428,000 at April 26, 2008 and July 28, 2007, respectively relating to unpaid transaction costs related to the Merger described in Note 2.  In addition, during the nine months ended April 26, 2008, FOH Holdings had $161,000 of leasehold improvements paid on its behalf by a landlord.  In connection with the Merger, the Company issued 11,894,591 shares of common stock in exchange for the net assets of Movie Star.  In addition, during the three and nine months ended April 26, 2008, the Company accrued a dividend of $141,000 on its Series A Preferred Stock.

4.           Effect of New Accounting Standards

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.   In February 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1, which amends SFAS 157 to remove leasing transactions accounted for under SFAS 13, “Accounting for Leases” and FSP 157-2, which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 on July 27, 2008.  The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements because the Company does not maintain investments or derivatives.  The Company does not believe the adoption of SFAS 157 for nonfinancial assets and liabilities, effective July 26, 2009, will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 amends SFAS No.157, “Fair Value Measurements,” to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability significantly decreased in relation to market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP 157-4 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for periods ending after March 15, 2009. The Company does not expect FSP 157-4 to have a material impact on its consolidated financial statements upon adoption.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”), which amends the accounting for assets and liabilities in financial statements in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date.  The Company adopted SFAS 159 on July 27, 2008.  The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company does not have any noncontrolling interests in subsidiaries and believes that SFAS 160 will not have a material impact on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how they affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Effective January 27, 2009, the Company adopted SFAS 161, which did not have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Early application is not permitted. The Company’s adoption of SFAS 163 will not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP 107-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends SFAS No.107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for periods ending after March 15, 2009. The Company does not expect FSP 107-1 to have a material impact on its consolidated financial statements upon adoption.

In April 2009, the FASB issued FSP 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 provides new guidance on the recognition of Other-Than-Temporary-Impairments (“OTTI”) and provides some new disclosure requirements. FSP 115-2 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for periods ending after March 15, 2009. The Company does not expect FSP 115-2 to have a material impact on its consolidated financial statements upon adoption.

In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 provides general standards for the accounting and reporting of subsequent events that occur between the balance sheet date and issuance of financial statements.  SFAS 165 requires the issuer to recognize the effects, if material, of subsequent events in the financial statements if the subsequent event provides additional evidence about conditions that existed as of the balance sheet date.  The issuer must also disclose the date through which subsequent events have been evaluated and the nature of any nonrecognized subsequent events.  Nonrecognized subsequent events include events that provide evidence about conditions that did not exist as of the balance sheet date, but which are of such a nature that they must be disclosed to keep the financial statements from being misleading.  The statement is effective for financial reporting periods ending after June 15, 2009.

5.           Merchandise Inventories

Merchandise inventories consist of the following (in thousands):

	April 25,	July 26,
	2009	2008

Raw materials	$1,182	$1,945
Work-in process	112	291
Finished goods	22,282	22,336
	$23,576	$24,572

6.           Net Loss Per Share

Basic net loss per share has been computed by dividing the net loss applicable to common shareholders by the weighted average number of shares outstanding.  Diluted net income per share has been computed by dividing the applicable net income available to common shareholders by the weighted average number of shares outstanding and common share equivalents.  The Company’s calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended				Nine Months Ended
	April 25,		April 26,		April 25,		April 26,
	2009		2008		2009		2008
Net loss	$(2,120	)(a)	$(2,126	) (c)	$(27,607	)(b)	$(8,474	) (c)

BASIC:
Basic weighted average number of shares outstanding	26,343		25,981		26,235		16,592

Basic net loss per share	$(0.08)		$(0.08)		$(1.05)		$(0.51)

DILUTED:
Basic weighted average number of shares outstanding	26,343		25,981		26,235		16,592
Shares issuable upon conversion of stock options	-		-		-		-
Total average number of equivalent shares outstanding	26,343		25,981		26,235		16,592

Diluted net loss per share	$(0.08)		$(0.08)		$(1.05)		$(0.51)

(a)	Includes Series A preferred stock dividends of $151.
(b)	Includes Series A preferred stock dividends of $432.
(c)	Includes Series A preferred stock dividends of $141.

There were 5,000 and 2,000 potentially dilutive shares at a price of $0.17 per share that were not included in the computation of diluted net loss per share for the three and nine months ended April 25, 2009, respectively, since their effect would have been anti-dilutive.  There were 346,000 and 301,000 potentially dilutive shares at prices ranging from $1.12 to $2.80 per share that were not included in the computation of diluted net loss per share for the three and nine months ended April 26, 2008, respectively, since their effect would have been anti-dilutive.

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

As of April 25, 2009, the Company had $11,986,000 outstanding under the Facility at a rate of 3.0%.  For the nine months ended April 25, 2009, borrowings under the Facility peaked at $26,386,000 and the average borrowing during the period was approximately $15,771,000.  In addition, the Company had $1,808,000 of outstanding letters of credit under the Facility as of April 25, 2009.

The Facility contains customary representations and warranties, affirmative and negative covenants and events of default.  The borrowers also agreed to maintain specified minimum availability reserves in lieu of financial covenants, fixed charge coverage and overall debt ratios.  At April 25, 2009, the Company was in compliance with its minimum availability reserve requirements.

 Long Term Debt – Related Party

As of April 25, 2009, the Company had $13,136,000 of long term debt due to certain funds and accounts affiliated with, managed by, or over which Fursa Alternative Strategies, LLC or any of its affiliates exercises investment authority, including, without limitation, with respect to voting and dispositive rights (collectively, “Fursa”).  This debt is referred to as “Tranche C Debt.”  In connection with the Merger and the amendment of the Old Facility with the Senior Lender, Fursa extended the maturity date of the Tranche C Debt to July 28, 2012.  This debt bears interest at the fixed rate of 7% per annum with 1% payable in cash and 6% payable in kind.

Preferred Stock

On January 28, 2008, in connection with the Merger, the Company issued an aggregate of 3,629,325 shares of Series A 7.5% Convertible Preferred Stock to Fursa in exchange for a $7,500,000 portion of the debt owed by FOH Holdings and its subsidiaries.  The Series A Preferred Stock is convertible at any time at the option of the holders into an aggregate of 1,512,219 shares of common stock, subject to adjustment.  As of April 25, 2009, the Company has accrued dividends of $714,000.  Holders of Series A Preferred Stock, in preference to the holders of common stock or any other junior securities, will be entitled to receive, when, as and if declared by the Company’s board of directors, but only out of funds that are legally available therefor, cumulative dividends at the rate of 7.5% per annum of the sum of the original issue price and any accumulated and unpaid dividends thereon on each outstanding share of Series A Preferred Stock.  Such dividends will be payable in additional shares of Series A Preferred Stock or in cash, at the Company’s option, and will be payable in arrears in equal amounts (with the first payment to be prorated based on the actual issue date) on the tenth business day after the end of each of the Company’s fiscal quarters of each year commencing on the first of these dates to occur after the first issuance of Series A Preferred Stock.  On the later to occur of (a) January 7, 2010 and (b) the six-month anniversary of the maturity date (or any extensions thereof) of the Company’s credit facility, the Company is required to redeem all of the then outstanding Series A Preferred Stock by paying in cash in exchange for the shares of Series A Preferred Stock to be redeemed on such date a sum equal to the original issue price per share of Series A Preferred Stock (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like) plus accumulated but unpaid dividends with respect to such shares; provided, that if, on the 60th day prior to the date of redemption, the current market value is greater than the original issue price (as adjusted for stock dividends, combinations, splits, recapitalizations and the like) plus accumulated and unpaid dividends with respect to such shares, then all of the outstanding shares of Series A Preferred Stock will be automatically converted to common stock on the date of redemption.

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

9.           Segments

The Company has two reportable segments – retail and wholesale.  Each segment primarily sells women’s intimate apparel through different distribution channels.  The retail segment sells products through the Company’s retail stores, as well as its catalog and website.  The retail segment sells products purchased from the Company’s outside suppliers and from the wholesale segment.  The wholesale segment is engaged solely in the design, manufacture, distribution and sale of women’s intimate apparel to mass merchandisers, specialty and department stores, discount retailers, national and regional chains and direct mail catalog marketers throughout the United States and Canada.  Canadian sales represented approximately 1% and 3% of wholesale net sales for the three and nine months ended April 25, 2009, respectively.

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

Net sales, operating loss and total assets for each segment are as follows:

($ in thousands)	Three Months Ended		Nine Months Ended
	April 25,	April 26,	April 25,	April 26,
	2009	2008	2009	2008(1)
Net Sales:
Retail	$39,397	$40,549	$110,878	$119,848
Wholesale	7,369	20,292	30,969	20,292
Total net sales	$46,766	$60,841	$141,847	$140,140
Operating Income (Loss):
Retail	$1,248	$(925)	$(7,341)	$(6,006)
Wholesale	(2,182)	396	(16,886)	396
Total operating loss	$(934)	$(529)	$(24,227)	$(5,610)
Less Unallocated Corporate Expenses:
Corporate expenses	$674	$1,020	$1,697	$1,020
Interest expense	337	436	1,186	1,703
Total unallocated expenses	$1,011	$1,456	$2,883	$2,723
Loss before income tax provision	$(1,945)	$(1,985)	$(27,110)	$(8,333)
Total Assets
Retail			$62,233
Wholesale			20,927
Total Assets			$83,160

(1)	Only includes historical information for the wholesale division for the three months ended April 26, 2008 and not for the first six months of fiscal year 2008. See Note 2.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Corporate History

Frederick’s of Hollywood Group Inc. (formerly, Movie Star, Inc.) (the “Company”) is a New York corporation incorporated on April 10, 1935.  On January 28, 2008, the Company consummated its merger with FOH Holdings, Inc., a privately-held Delaware corporation (“FOH Holdings”).  As a result of the transaction, FOH Holdings became a wholly-owned subsidiary of the Company.  FOH Holdings is the parent company of Frederick’s of Hollywood, Inc.  Upon consummation of the merger, the Company changed its name from Movie Star, Inc. to Frederick’s of Hollywood Group Inc. and its trading symbol on the NYSE Amex was changed to “FOH.”

The merger was accounted for as a reverse acquisition, which means that for accounting and financial reporting purposes, the Company was treated as the acquired company, and FOH Holdings was treated as the acquiring company. Therefore, the historical financial information presented for the periods and dates prior to January 28, 2008 is that of FOH Holdings and its subsidiaries, and for periods subsequent to January 28, 2008 is that of the merged company.

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

Overview

As a merged company, we conduct our business through two operating divisions that represent two distinct business reporting segments:  the multi-channel retail division and the wholesale division.  We believe this method of segment reporting reflects both the way our business segments are managed and the way each segment’s performance is evaluated.  The retail segment includes our Frederick’s of Hollywood retail stores, catalog and website operations.  The wholesale segment includes our wholesale operations in the United States and Canada.

Through our multi-channel retail division, we sell women’s intimate apparel and related products under our proprietary Frederick’s of Hollywood® brand exclusively through our mall-based specialty retail stores in the United States, which we refer to as “Stores,” and through our catalog and website at www.fredericks.com, which we refer to collectively as “Direct.”  As of April 25, 2009, we operated 130 Frederick’s of Hollywood stores nationwide.

Through our wholesale division, we design, manufacture, source, distribute and sell women’s intimate apparel to mass merchandisers, specialty and department stores, discount retailers, national and regional chains, and direct mail catalog marketers throughout the United States and Canada.

Financial information about the retail segment for the three and nine months ended April 25, 2009 and April 26, 2008 and about the wholesale segment for the three and nine months ended April 25, 2009 and the three months ended April 26, 2008 is included in the consolidated financial statements contained elsewhere in this report.

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

•
Consolidating functions.  The wholesale division accounted for approximately 6% and 8% of the dollar value of the retail division’s merchandise purchases for fiscal year 2008 and the nine months ended April 25, 2009, respectively, and we expect this percentage to increase as we continue to vertically integrate our retail and wholesale operations where complementary in order to derive additional margin benefits.  To this end, we have continued the consolidation of the retail and wholesale divisions’ merchandising and design, distribution, information technology and finance functions.  We also are continuing to transition manufacturing support functions to our manufacturing facility in the Philippines.

•
Management changes.  We recently restructured our senior management team to lead us in streamlining our consolidation efforts and providing for the coordinated operation of the retail and wholesale divisions. In addition, we hired new personnel in the Philippines, including a Senior Vice President of Manufacturing, to assist us in maintaining product quality and timely delivery to our customers and our retail division, as well as transitioning manufacturing support functions to the Philippines.

•
More focused marketing efforts.  As a result of rising paper, production and mailing costs, we reduced annual catalog circulation from approximately 26.3 million in fiscal year 2006 to approximately 20.4 million in fiscal year 2007 to approximately 18.7 million in fiscal year 2008.  As we have been able to target customers through improved analysis and monitoring of their purchasing habits and by executing a more focused marketing strategy, we expect to further reduce catalog circulation by approximately 6% to approximately 17.6 million for fiscal year 2009.  At the same time, we are endeavoring to expand our Internet customer base through various methods, including partnering with Internet search engines and participating in affiliate programs.  During the fiscal 2009 third quarter, we replaced our website with a state-of-the-art e-commerce system hosted by a third-party service provider.  We believe that, following an initial transition period, our upgraded and enhanced website, www.fredericks.com, combined with improved customer acquisition and retention capabilities, will enable us to provide customers with an enhanced pleasurable online shopping experience for intimate apparel and related products.

•
Reducing planned store openings.  Following the consummation of the merger in January 2008, we had anticipated that we would open, relocate and/or remodel approximately 40 to 50 new stores over three years.  However, due to uncertain economic conditions and our poor operating performance in fiscal year 2008, we revised our retail store expansion plans for fiscal year 2009 to include only three store openings and one store remodeling.  In addition, during the fiscal 2009 third fiscal quarter, we closed six underperforming stores at the end of the applicable lease termination dates.  We do not expect to close any additional stores prior to the end of fiscal year 2009.  We continuously evaluate our longer-term store expansion plans and intend to make appropriate adjustments as business conditions permit.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes.  Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates.  Such differences could be material to our consolidated financial statements.

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

Accounts Receivable/Allowance for Doubtful Accounts and Sales Discounts –Accounts receivable, which is primarily attributable to the wholesale division, is net of allowance for doubtful accounts and sales discounts.  An allowance for doubtful accounts is determined through the analysis of the aging of accounts receivable at the date of the financial statements.  An assessment of the accounts receivable is made based on historical trends and an evaluation of the impact of economic conditions.  This amount is not significant, primarily due to our history of minimal bad debts. An allowance for sales discounts is based on discounts relating to open invoices where trade discounts have been extended to customers, costs associated with potential returns of products, as well as allowable customer markdowns and operational charge backs, net of expected recoveries.  These allowances are included as a reduction to net sales and are part of the provision for allowances included in accounts receivable.  The foregoing results from seasonal negotiations and historic deduction trends, net of expected recoveries and the evaluation of current market conditions.  As of April 25, 2009 and July 26, 2008, accounts receivable was net of allowances of $684,000 and $979,000, respectively.  Management believes its allowance for doubtful accounts and sales discounts to be appropriate, and actual results should not differ materially from those determined using necessary estimates.  However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Also, if market conditions were to worsen, management may take actions to increase customer incentive offerings, possibly resulting in an incremental allowance at the time the incentive is offered.

Merchandise Inventories – Retail store inventories are valued at the lower of cost or market using the retail inventory first-in, first-out (“FIFO”) method, and wholesale, catalog and Internet inventories are valued at the lower of cost or market, on an average cost basis that approximates the FIFO method.  Freight costs are included in inventory and vendor promotional allowances are recorded as a reduction in inventory cost. These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations and gross margins.  Markdowns are recorded when the sales value of the inventory has diminished.  Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends.  Additionally, we accrue for planned but unexecuted markdowns.  If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.  Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Inventory reserves were $1,159,000 at April 25, 2009, and $1,312,000 at July 26, 2008.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit.  Direct-response advertising consists primarily of product catalogs of FOH Holdings’ mail order subsidiary.  The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally six months.  The realizability of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future net revenues.  Direct-response advertising costs of $1,925,000 and $2,297,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at April 25, 2009 and July 26, 2008, respectively.  We believe that we have appropriately determined the expected period of future benefit as of the date of our consolidated financial statements; however, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.

Impairment of Long-Lived Assets – We review long-lived assets, including property and equipment and our amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows.  If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets.  No impairment was recorded for the three and nine months ended April 25, 2009 and April 26, 2008.

Goodwill and Intangible Assets – We have certain intangible assets and had goodwill.  Intangible assets consist of trademarks, principally the Frederick’s of Hollywood trade name, customer relationships, favorable leases and domain names recognized in accordance with purchase accounting.  Goodwill represented the portion of the purchase price that could not be attributed to specific tangible or identified intangible assets recorded in connection with purchase accounting.  Goodwill was not deductible for tax purposes.  We amortize customer relationships and favorable leases over estimated useful lives of four years and the remaining lease term, respectively.  The customer relationships and favorable leases are amortized on a straight-line basis.  We have determined the trademarks and domain names to have indefinite lives.  Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) requires us to not amortize goodwill and certain other indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred.  SFAS 142 requires goodwill to be allocated to reporting units.  As our market capitalization was significantly below our book value at January 24, 2009, we performed an impairment analysis.  We determined that the goodwill balances on both the retail and wholesale segments were impaired as a result of our current and future projected financial results due to the poor macroeconomic outlook and a reduction in wholesale business with Walmart.  Accordingly, we recorded a goodwill impairment charge of $19,100,000 in the second quarter of fiscal year 2009 and we have no remaining goodwill on our consolidated balance sheet.

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

Results of Operations

As a result of the merger being accounted for as a reverse acquisition in which the Company was treated as the acquired company, and FOH Holdings was treated as the acquiring company, the historical financial information for periods and dates prior to January 28, 2008 is that of FOH Holdings and its subsidiaries and for periods subsequent to January 28, 2008 is that of the merged company.

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

The following table shows each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the consolidated financial statements included elsewhere in this report (in thousands, except for percentages, which percentages may not add due to rounding):

	Three Months Ended				Nine Months Ended
	April 25, 2009		April 26, 2008		April 25, 2009		April 26, 2008(1)
Net sales	$46,766	100.0%	$60,841	100.0%	$141,847	100.0%	$140,140	100.0%
Cost of goods sold, buying and occupancy	28,915	61.8%	39,025	64.1%	91,025	64.2%	86,247	61.6%
Gross profit	17,851	38.2%	21,816	35.9%	50,822	35.8%	53,893	38.4%
Selling, general and administrative expenses	19,459	41.6%	23,365	38.4%	57,646	40.6%	60,523	43.2%
Goodwill impairment	-	0.0%	-	0.0%	19,100	13.5%	-	0.0%
Operating loss	(1,608)	(3.4)%	(1,549)	(2.5)%	(25,924)	(18.3)%	(6,630)	(4.7)%
Interest expense, net	337	0.7%	436	.7%	1,186	0.8%	1,703	1.2%
Loss before income tax provision	(1,945)	(4.1)%	(1,985)	(3.3)%	(27,110)	(19.1)%	(8,333)	(5.9)%
Income tax provision	24	0.0%	-	0.0%	65	0.0%	-	0.0%
Net loss	(1,969)	(4.1)%	(1,985)	(3.3)%	(27,175)	(19.1)%	(8,333)	(5.9)%
Less: Preferred stock dividends	151		141		432		141
Net loss applicable to common shareholders	$(2,120)		$(2,126)		$(27,607)		$(8,474)

(1)
Only includes historical information for the wholesale division for the three months ended April 26, 2008 and not for the first six months of fiscal year 2008.  See Note 2 to the consolidated financial statements contained elsewhere in this report.

Net Sales

Net sales for the three months ended April 25, 2009 decreased to $46,766,000 as compared to $60,841,000 for the three months ended April 26, 2008.  Net sales for the nine months ended April 25, 2009 increased to $141,847,000 as compared to $140,140,000 for the nine months ended April 26, 2008.  Net sales for the three and nine months ended April 25, 2009 and April 26, 2008 were comprised of retail and wholesale sales as follows (in thousands):

	Three Months Ended			Nine Months Ended
	April 25, 2009	April 26, 2008	Increase/ (Decrease)	April 25, 2009	April 26, 2008(1)	Increase/ (Decrease)
Net sales:
Retail Stores	$24,550	$24,314	$236	$70,087	$74,514	$(4,427)
Retail Direct (catalog and Internet)	14,847	16,235	(1,388)	40,791	45,334	(4,543)
Total retail	39,397	40,549	(1,152)	110,878	119,848	(8,970)
Total wholesale	7,369	20,292	(12,923)	30,969	20,292	10,677
Total net sales	$46,766	$60,841	$(14,075)	$141,847	$140,140	$1,707

(1)
Only includes historical information for the wholesale division for the three months ended April 26, 2008 and not for the first six months of fiscal year 2008.  See Note 2 to the consolidated financial statements contained elsewhere in this report.

The decrease in net sales for the three months ended April 25, 2009 as compared to the three months ended April 26, 2008 was primarily due to a reduction in wholesale net sales and, to a lesser extent, a reduction in Direct retail net sales, which are comprised of sales from our catalog and website operations.  The decrease in wholesale net sales related primarily to a $13,131,000 decrease in sales to Walmart, which is the result of Walmart shifting its focus to product categories that differ from the main product categories that we historically have presented to them and that Walmart has historically purchased from us, as well as Walmart producing its own merchandise for sale to its customers and selecting competing vendors.  We are working to develop new products to accommodate these business changes and that appeal to the Walmart customers; however, we cannot be assured that our sales to Walmart will return to historical levels.  The decrease in Direct retail net sales by $1,388,000, or 8.5%, for the three months ended April 25, 2009 as compared to the three months ended April 26, 2008 was primarily due to the transition to our new website.  In addition,

•	Total store sales increased by $236,000, or 1.0%, for the three months ended April 25, 2009 as compared to the three months ended April 26, 2008.

•
Comparable store sales increased by $95,000, or 0.4%, for the three months ended April 25, 2009 as compared to the three months ended April 26, 2008.  Comparable store sales are defined as net sales for stores that have been open for at least one complete year.

The increase in net sales for the nine months ended April 25, 2009 as compared to the nine months ended April 26, 2008 was primarily due to the addition of a full nine months of wholesale net sales for the fiscal 2009 nine month period as compared to the addition of three months of wholesale net sales following the consummation of the merger for the fiscal 2008 nine month period, which was partially offset by a decrease in retail net sales.  This decrease was primarily due to a decrease in consumer spending resulting from the challenging macroeconomic environment.  In addition,

•	Total store sales decreased by $4,427,000, or 5.9%, for the nine months ended April 25, 2009 as compared to the nine months ended April 26, 2008.

•
Comparable store sales decreased by $4,499,000, or 6.5%, for the nine months ended April 25, 2009 as compared to nine months ended April 26, 2008.  Comparable store sales are defined as net sales for stores that have been open for at least one complete year.

•
Direct sales, which are comprised of sales from our catalog and website operations, decreased by $4,543,000, or 10.0%, for the nine months ended April 25, 2009 as compared to the nine months ended April 26, 2008.

The following chart, which is included for comparative purposes only, includes the wholesale division’s net sales for the three and nine months ended April 25, 2009 and April 26, 2008.  The wholesale division’s net sales that are included in the consolidated financial statements contained elsewhere in this report only include the three and nine months ended April 25, 2009 and the three months ended April 26, 2008 and do not include the first six months of fiscal 2008 ($ in thousands):

	Three Months Ended			Nine Months Ended
	April 25, 2009	April 26, 2008	Increase/ (Decrease)	April 25, 2009	April 26, 2008	Increase/ (Decrease)
Net Sales:
Walmart	$1,471	$14,602	$(13,131)	$10,521	$29,682	$(19,161)
All other U.S.	5,825	5,413	412	19,446	18,050	1,396
Total U.S. customers	7,296	20,015	(12,719)	29,967	47,732	(17,765)
Canada	73	277	(204)	1,002	730	272
Total	$7,369	$20,292	$(12,923)	$30,969	$48,462	$(17,493)

The wholesale division’s backlog of open orders by customer as of April 25, 2009 and April 26, 2008 was as follows ($ in thousands):

Customer	April 25, 2009		April 26, 2008
Walmart	$177	3.2%	$4,128	28.0%
All other U.S. customers	5,129	93.2%	9,879	67.0%
Total U.S. customers	5,306	96.4%	14,007	95.0%
Canada	197	3.6%	728	5.0%
Total	$5,503	100.0%	$14,735	100.0%

The backlog of orders was $5,503,000 as of April 25, 2009 and $14,735,000 as of April 26, 2008.  Orders are booked upon receipt.  Our open order position with Walmart as of April 25, 2009 was $177,000 as compared to $4,128,000 at April 26, 2008.  The reduction in the Walmart open orders is the result of Walmart shifting its focus to product categories that differ from the main product categories that we historically have presented to them and that Walmart has historically purchased from us, as well as Walmart producing its own merchandise for sale to its customers and selecting competing vendors.  We are working to develop new products to accommodate these business changes and appeal to their customers; however, we cannot be assured that our sales to Walmart will return to historical levels.  The open orders for all other U.S. customers at April 25, 2009 was $5,129,000 as compared to $9,879,000 at April 26, 2008, which is the result of a decrease in consumer spending resulting from the challenging macroeconomic environment, as well as our wholesale division’s customers sourcing and producing merchandise themselves and selecting competing vendors.  These customers not only select different vendors based on product design, the desirability of fabrics and styles, price, quality and reliability of service and delivery, but also on branding capabilities.  We believe that these customers producing products themselves and selecting vendors with branding capabilities are material trends that could adversely affect our sales in the future.

Gross Profit

The gross margin (gross profit as a percentage of net sales) for the three and nine months ended April 25, 2009 was 38.2% and 35.8% as compared to 35.9% and 38.5% for the three and nine months ended April 26, 2008.  The increase for the three months ended April 25, 2009 was due to a higher gross margin of 41.8% for the retail division, partially offset by a lower gross margin 18.8% for the wholesale division, as compared to a gross margin for the retail and wholesale divisions of 39.6% and 28.4%, respectively, for the three months ended April 26, 2008.  The decrease for the nine months ended April 25, 2009 was the result of a lower gross margin for both the retail and wholesale divisions.  The gross margin for the retail and wholesale divisions was 38.8% and 25.3% for the nine months ended April 25, 2009 as compared to 40.2% and 28.4% for the nine months ended April 26, 2008.  The decline in the gross margin for the wholesale division was due to an increase in closeout sales, as well as lower sales for the three-month period, which resulted in fixed manufacturing costs representing a higher percentage of sales.

The largest contributors to the changes in the gross margin for the retail division were the following:

•
Product costs as a percentage of sales decreased by 1.4 percentage points and increased by 0.1 percentage points, respectively, for the three and nine months ended April 25, 2009 as compared to the three and nine months ended April 26, 2008.  The improvement for the three months ended April 25, 2009 was the result of lower markdowns taken during the period as compared to the three months ended April 26, 2008.

•
Occupancy costs, which consist of rent, common area maintenance, utilities and real estate taxes, decreased by $296,000 for the three months ended April 25, 2009 as compared to the three months ended April 26, 2008; as a percentage of sales, occupancy costs decreased by 0.4 percentage points.  Occupancy costs decreased by $284,000 for the nine months ended April 25, 2009 as compared to the nine months ended April 26, 2008; however, as a percentage of sales, occupancy costs increased by 0.8 percentage points as a result of lower retail sales.  The decrease in occupancy costs for the three and nine months ended April 25, 2009 is attributable to reductions in real estate management, repair and maintenance costs and other related expenses, partially offset by an increase in rent expense and common area maintenance costs.

•
Freight costs decreased by $116,000 and $447,000, respectively, for the three and nine months ended April 25, 2009 as compared to the three and nine months ended April 26, 2008.  As a percentage of sales, freight costs decreased by 0.1 and 0.2 percentage points for the three and nine months ended April 25, 2009, respectively.  This decrease was due to reductions in direct shipments and in the number of replenishment shipments sent to our retail stores.

•
Depreciation increased by $37,000 and $248,000 for the three and nine months ended April 25, 2009 as compared to the three and nine months ended April 26, 2008.  As a percentage of sales, depreciation increased by 0.1 and 0.4 percentage points for the three and nine months ended April 25, 2009, respectively, as compared to the three and nine months ended April 26, 2008.  These increases were due to additional depreciation associated with the construction costs for new and remodeled stores opened in fiscal year 2008.

Selling, General and Administrative Expenses

	Three Months Ended			Nine Months Ended
Selling, general and administrative expenses:	April 25, 2009	April 26, 2008	Increase/ (Decrease)	April 25, 2009	April 26, 2008(1)	Increase/ (Decrease)
Retail	$15,218	$16,980	$(1,762)	$43,649	$54,138	$(10,489)
Wholesale	3,567	5,365	(1,798)	12,300	5,365	6,935
Unallocated corporate executive office	674	1,020	(346)	1,697	1,020	677
Total	$19,459	$23,365	$(3,906)	$57,646	$60,523	$(2,877)

(1)
Only includes historical information for the wholesale division for the three months ended April 26, 2008 and not for the first six months of fiscal year 2008.  See Note 2 to the consolidated financial statements contained elsewhere in this report.

Three Months Ended April 25, 2009 Compared to Three Months Ended April 26, 2008

Selling, general and administrative expenses for the three months ended April 25, 2009 decreased by $3,906,000 to $19,459,000, or 41.6% of sales, from $23,365,000, or 38.4% of sales, for the three months ended April 26, 2008.  The decrease was primarily the result of decreases in selling, general and administrative expenses for the retail division, wholesale division and corporate executive office.

The retail division’s selling, general and administrative expenses decreased by $1,762,000 to $15,218,000 for the three months ended April 25, 2009 from $16,980,000 for the three months ended April 26, 2008.  This decrease resulted from the following:

•	Expenses related to the retail division’s overhead decreased by $1,162,000. This decrease was primarily due to:

•
a $382,000 decrease in salaries and salary related costs, which resulted from a reduction in personnel and bonuses that were paid in the prior year in accordance with three employees’ equity incentive agreements in connection with the merger (including the Chief Executive Officer of the retail division);

•	a $249,000 decrease in insurance expense as a result of the purchase in the prior year of additional policies required upon the consummation of the merger;

•	a $175,000 reduction in professional fees, which resulted primarily from higher fees in the prior year for audit and tax related services;

•
a $147,000 reduction in stock compensation expense as a result of the immediate vesting of a portion of stock options granted in the prior year.  These grants were in accordance with three employees’ equity incentive agreements, which became effective upon the consummation of the merger (including the Chief Executive Officer of the retail division); and

•	a $116,000 reduction in consulting fees, which resulted from hiring permanent personnel to replace third party consultants.

•
Store selling, general and administrative expenses decreased by $204,000, which was primarily due to decreases in (1) store support costs of $181,000 due to reductions in personnel, fewer district sales meetings and corresponding reductions in travel expenses and (2) new store costs of $90,000, which was the result of opening new stores in the prior year.

•
Direct selling, general and administrative expenses decreased by $320,000, which was primarily due to a $167,000 decrease in marketing expenses resulting from lower Internet related sales and a $149,000 decrease in salary related costs resulting from a reduction in staff at our call center.

The wholesale division’s selling, general and administrative expenses decreased by $1,798,000 to $3,567,000 for the three months ended April 25, 2009 from $5,365,000 for the three months ended April 26, 2008.  This decrease was primarily due to:

•	a $555,000 decrease in salary and salary related costs, which resulted from a reduction in personnel;

•	a $286,000 decrease in shipping and shipping related costs as a result of lower sales;

•	a $98,000 decrease in employee benefit costs as a result of a reduction in personnel; and

•	a $454,000 decrease in stock compensation expense primarily as a result of the immediate vesting of stock options granted in the prior year in connection with the merger.

The unallocated expenses related to the corporate executive office also decreased by $346,000 to $674,000 for the three months ended April 25, 2009 from $1,020,000 for the three months ended April 26, 2008.  These expenses include costs associated with our Executive Chairman, Chief Executive Officer, Chief Financial Officer and our Board of Directors.  This reduction was primarily related to a decrease in stock compensation expense of $396,000 primarily as a result of the immediate vesting in the prior year in connection with the merger of (i) stock options granted to Performance Enhancement Partners, LLC (of which our former Executive Chairman is the sole member) and our Chief Financial Officer and (ii) restricted stock issued to our Chief Financial Officer.

Nine Months Ended April 25, 2009 Compared to Nine Months Ended April 26, 2008

Selling, general and administrative expenses for the nine months ended April 25, 2009 decreased by $2,877,000 to $57,646,000, or 40.6% of sales, from $60,523,000, or 43.2% of sales, for the nine months ended April 26, 2008.  For the nine months ended April 26, 2008, the selling, general and administrative expenses for the wholesale division and the unallocated expenses related to the corporate executive office only include the expenses for the three months ended April 26, 2008 and do not include the selling, general and administrative expenses for the first six months of fiscal year 2008, which were approximately $9,756,000 for the wholesale division and $1,023,000 for the corporate executive office and are provided for comparative purposes only.

The decrease in selling, general and administrative expenses for the nine months ended April 25, 2009 as compared to the nine months ended April 26, 2008, as reflected in the consolidated financial statements contained elsewhere in this report, was primarily due to a decrease in selling, general and administrative expenses for the retail division, partially offset by the addition of selling, general and administrative expenses for the wholesale division and corporate executive office.

The retail division’s selling, general and administrative expenses decreased by $10,489,000 to $43,649,000 for the nine months ended April 25, 2009 from $54,138,000 for the nine months ended April 26, 2008.  This decrease resulted from the following:

•	Expenses related to the retail division’s overhead decreased by $3,499,000. This decrease was primarily due to:

•
a $1,371,000 reduction in professional fees, which resulted primarily from higher fees in the prior year related to accounting services provided in connection with the accelerated audit of the FOH Holdings’ fiscal 2007 year end financial statements and higher audit and tax related fees in the prior year;

•
a $835,000 decrease in salaries and salary related costs, which resulted from a reduction in personnel as well as bonuses that were paid in the prior year in accordance with three employees’ equity incentive agreements in connection with the merger (including the Chief Executive Officer of the retail division);

•	a $654,000 reduction in consulting fees, which resulted from hiring permanent personnel to replace third party consultants; and

•	a $334,000 decrease in insurance expense as a result of the purchase in the prior year of additional policies required upon the consummation of the merger.

•
Store selling, general and administrative expenses decreased by $1,566,000, which was primarily due to decreases in (1) store salaries and salary-related costs of $588,000, which is the result of reductions in store staffing requirements, and decreases in earned incentives due to lower sales, (2) store support costs of $489,000 due to reductions in personnel, fewer district sales meetings and corresponding reductions in travel expenses, (3) in-store advertising costs of $289,000, and (4) credit card fees of $170,000 due to lower sales.

•
Direct selling, general and administrative expenses decreased by $3,818,000, primarily as a result of a $1,729,000 reduction in catalog costs, a $399,000 decrease in costs relating to our call center and a $373,000 decrease in equipment maintenance costs.  We also settled a lawsuit related to the unsuccessful launch of a new website platform in fiscal year 2008, pursuant to which we received a lump sum cash payment and other non-cash consideration totaling $756,000.  The reduction in catalog costs was due to a 12% decrease in circulation compared to the same period in the prior year.  The decrease in the call center costs was due to a reduction in staffing requirements related to lower sales and the decrease in equipment maintenance costs was due to the maintenance of one website platform instead of two separate platforms in the prior year as a result of an unsuccessful transition to a new platform.

•
Brand marketing expenses decreased by $1,608,000 to $556,000.  The decrease was primarily due to brand marketing expenses incurred in connection with a fashion show and a charity auction that were held in the first quarter of fiscal year 2008 and not held in the comparable period in fiscal year 2009. Brand marketing is used to increase brand awareness through the announcement of new product launches, the arrival of seasonal collections and the opening of new stores.  This is accomplished primarily through public relations activities, including press releases and media events.

The wholesale division’s selling, general and administrative expenses increased by $6,935,000 to $12,300,000 for the nine months ended April 25, 2009 from $5,365,000 for the nine months ended April 26, 2008.  This increase is the result of having nine months of expenses in the current period as compared to only three months of expenses in the same period in the prior year.

The unallocated expenses related to the corporate executive office also increased by $677,000 to $1,697,000 for the nine months ended April 25, 2009 from $1,020,000 for the nine months ended April 26, 2008.  These expenses include costs associated with our Chief Executive Officer, Chief Financial Officer, former Executive Chairman and our Board of Directors.  This increase is the result of having nine months of expenses in the current period as compared to only three months of expenses in the same period in the prior year.

Goodwill Impairment

As our market capitalization was significantly below our book value at January 24, 2009, we performed an impairment analysis.  We determined that the goodwill balances on both the retail and wholesale segments were impaired as a result of our current and future projected financial results due to the poor macroeconomic outlook and a reduction in wholesale business with Walmart.  Accordingly, we recorded a goodwill impairment charge of $19,100,000 in the second quarter ended January 24, 2009.  After recognizing the impairment charge, we had no remaining goodwill on our consolidated balance sheet.

Interest Expense, Net

During the three and nine months ended April 25, 2009, net interest expense was $337,000 and $1,186,000 as compared to $436,000 and $1,703,000 for the three and nine months ended April 26, 2008.  These decreases are the result of lower interest rates as compared to the prior year, partially offset by a higher average loan balance.

Income Tax Provision

Our income tax provision for the three and nine months ended April 25, 2009 represents estimated minimum and net worth taxes due in various states.  Due to the uncertainty of realization in future periods, no tax benefit has been recognized on the current period loss.  Accordingly, a full valuation allowance has been established on the current loss and all net deferred tax assets existing at the end of the period excluding the deferred tax liability related to trademarks.  Due to the merger, we may have had a change in control under Section 382 of the Internal Revenue Code with respect to the Movie Star entity and, therefore, the pre-merger net operating loss carryforwards of Movie Star may be subject to annual limitations.

Liquidity and Capital Resources

Cash Used in Operations

Net cash provided by operating activities for the nine months ended April 25, 2009 was $2,679,000, resulting primarily from the following:

•	non-cash expenses of $4,436,000 for depreciation and amortization;

•	non-cash stock-based compensation expense of $637,000;

•	non-cash accrued interest on long term related party debt of $575,000;

•	a non-cash expense for deferred rent and lease incentives of $543,000;

•
a decrease in accounts receivable of $1,841,000, which was due to lower wholesale sales for the last month (April) of the nine months ended April 25, 2009 as compared to the last month (July) of the year ended July 26, 2008;

•	a decrease in merchandise inventories of $996,000 due to normal seasonal fluctuations in the finished goods inventory levels;

•	a decrease in prepaid expenses and other current assets of $746,000, which was primarily due to decreases in prepaid direct response advertising costs and prepaid insurance;

•	an increase in accounts payable and other accrued expenses of $599,000 due to normal seasonal fluctuations; and

•	$575,000 received from landlords for tenant improvement allowances.

These improvements in cash flow were partially offset by a net loss of $8,075,000 (excluding a non-cash impairment to goodwill of $19,100,000) for the nine months ended April 25, 2009.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended April 25, 2009 was $3,682,000, which resulted primarily from expenditures for new stores of $1,450,000, a store relocation of $374,000, our new website of $1,053,000 and various software applications of $393,000.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended April 25, 2009 was $848,000, resulting primarily from net borrowings under our revolving credit facility of $893,000.

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

The Facility contains customary representations and warranties, affirmative and negative covenants and events of default.  The borrowers also agreed to maintain specified minimum availability reserves in lieu of financial covenants, fixed charge coverage and overall debt ratios.  At April 25, 2009, we were in compliance with our minimum availability reserve requirements.

Long Term Debt – Related Party

As of April 25, 2009, we had $13,136,000 of long term debt due to certain funds and accounts affiliated with, managed by, or over which Fursa Alternative Strategies, LLC or any of its affiliates exercises investment authority, including, without limitation, with respect to voting and dispositive rights (collectively referred to herein as “Fursa”).  This debt is referred to as “Tranche C Debt.”  In connection with the merger and the amendment of the Old Facility with the Senior Lender, Fursa extended the maturity date of the Tranche C Debt to July 28, 2012.  This debt bears interest at the fixed rate of 7% per annum with 1% payable in cash and 6% payable in kind.

Preferred Stock

On January 28, 2008, in connection with the merger, we issued an aggregate of 3,629,325 shares of our Series A 7.5% Convertible Preferred Stock to Fursa in exchange for a $7,500,000 portion of the debt owed by FOH Holdings and its subsidiaries.  The Series A Preferred Stock is convertible at any time at the option of the holders into an aggregate of 1,512,219 shares of common stock, subject to adjustment.  As of April 25, 2009, we had accrued dividends of $714,000.

Future Financing Requirements

For the nine months ended April 25, 2009, our working capital decreased by $6,371,000 to $518,000, primarily due to our loss from operations.

Our sole source of external financing consists of available borrowings under the Facility.  We believe that the available borrowings under the Facility, along with our projected operating cash flows, will be sufficient to cover our working capital requirements and capital expenditures through the end of fiscal year 2009.  However, in order to meet our future operating needs beyond fiscal year 2009, we are exploring additional financing, strategic relationships and other financial arrangements, including obtaining additional funding from our largest shareholders.  This additional financing might not be available on acceptable terms, or at all.  Although we are working on a number of different strategies, we currently do not have any agreements in place to secure such financing.  If we cannot raise funds on acceptable terms, we may be required to curtail our operations significantly, which could adversely affect our business.

As of April 25, 2009, we had capital expenditures of $3,682,000, primarily for new store openings and remodelings, as well as our new enhanced website and other general corporate expenditures.  We do not expect that our capital expenditures will exceed $4,000,000 for fiscal year 2009.

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

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

We are exposed to interest rate risk associated with our revolving credit facility.  Interest accrues at an agreed to reference rate, which shall be, at our election, either the Wells Fargo prime rate less 25 basis points or LIBOR plus 150 basis points.  Outstanding borrowings were at the rate of 3.0% at April 25, 2009.  For the nine months ended April 25, 2009, borrowings under the revolving credit facility peaked at $26,386,000 and the average borrowing during the period was approximately $15,771,000.

An increase in the interest rate of 100 basis points would have increased the interest on the revolving credit facility borrowings by approximately $118,000 for the nine months ended April 25, 2009.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 25, 2009.  Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

During the three months ended April 25, 2009, there were no changes made in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There are no material changes from the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on October 24, 2008.  Please refer to this section for disclosures regarding the risks and uncertainties in our business.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 22, 2009, we held our Annual Meeting of Shareholders in New York City.  At the meeting, the nine directors nominated for election were re-elected to serve for a one-year term and until their successors are elected and qualified, receiving the number of votes as follows:

Name	Votes For	Authority Withheld
Peter Cole	24,820,257	533,244
John L. Eisel	24,845,143	508,358
William F. Harley	25,067,348	286,153
Linda LoRe	25,067,171	286,330
Thomas J. Lynch	25,078,671	274,830
Thomas Rende	23,656,387	1,697,114
Michael Salberg	24,845,143	508,358
Joel Simon	24,762,011	591,490
Milton J. Walters	24,993,386	360,115

ITEM 6 – EXHIBITS

Exhibit No.	Description

31.1	Certification by Chief Executive Officer and Principal Executive Officer

31.2	Certification by Chief Financial Officer and Principal Accounting Officer

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FREDERICK’S OF HOLLYWOOD GROUP INC.

Date: June 8, 2009	By:	/s/ Thomas J. Lynch
THOMAS J. LYNCH
Chief Executive Officer and
Principal Executive Officer

Date: June 8, 2009	By:	/s/ Thomas Rende
THOMAS RENDE
Chief Financial Officer and
Principal Accounting Officer