Form 10-K
period 2009-07-25
FREDERICK'S OF HOLLYWOOD GROUP INC /NY/
filed 2009-10-23
CIK 93631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 25, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

Commission File Number 1-5893

FREDERICK’S OF HOLLYWOOD GROUP INC.
(Exact name of registrant as specified in its charter)

New York	13-5651322
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1115 Broadway, New York, New York	10010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 798-4700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NYSE Amex

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

Yes ☒                                No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐                                No  ☒

As of January 24, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on the NYSE Amex of $0.37), held by non-affiliates of the registrant, was $2,468,316.

As of October 16, 2009, there were 26,409,217 common shares outstanding.

FREDERICK’S OF HOLLYWOOD GROUP INC.
2009 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

ii

PART I

Forward Looking Statements

When used in this Form 10-K for the year ended July 25, 2009 of Frederick’s of Hollywood Group Inc. and in our future filings with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.  We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  These risks are included in “Item 1: Business,” “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.  In assessing forward-looking statements contained herein, readers are urged to carefully read those statements.  Among the factors that could cause actual results to differ materially are: competition; business conditions and industry growth; rapidly changing consumer preferences and trends; general economic conditions; large variations in sales volume with significant customers; addition or loss of significant customers; continued compliance with government regulations; loss of key personnel; labor practices; product development; management of growth; increases of costs of operations or inability to meet efficiency or cost reduction objectives; timing of orders and deliveries of products; and foreign government regulations and risks of doing business abroad.

ITEM 1. – BUSINESS

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

Our principal executive offices and our wholesale division are located at 1115 Broadway, New York, New York 10010 and our telephone number is (212) 798-4700.  Our retail division corporate office is located at 6255 Sunset Boulevard, Los Angeles, California 90028 and its telephone number is (323) 466-5151.  Our retail website is www.fredericks.com and our corporate website is www.fohgroup.com.  We file our annual, quarterly and current reports and other information with the Securities and Exchange Commission.  Our corporate filings, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statements and reports filed by our officers and directors under Section 16(a) of the Securities Exchange Act of 1934, and any amendments to those filings, are available, free of charge, on our corporate website, www.fohgroup.com, as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission.  We do not intend for information contained in our websites to be a part of this Annual Report on Form 10-K.

Overview

As a merged company, we conduct our business through two operating divisions that represent two distinct business reporting segments:  the multi-channel retail division and the wholesale division.  We believe this method of segment reporting reflects both the way our business segments are managed and the way each segment’s performance is evaluated.  The retail segment includes our retail stores, catalog and website operations.  The wholesale segment includes our wholesale operations in the United States and Canada.

Through our multi-channel retail division, we sell women’s intimate apparel and related products under our proprietary Frederick’s of Hollywood® brand exclusively through our predominantly mall-based specialty retail stores in the United States, which we refer to as “Stores,” and through our catalog and website at www.fredericks.com, which we refer to collectively as “Direct.”  As of July 25, 2009, we operated 130 Frederick’s of Hollywood stores nationwide and during fiscal year 2009 mailed approximately 17.6 million catalogs.  For the fiscal year ended July 25, 2009, our retail division generated approximately $142 million, or 80%, of our net sales, comprised of approximately $90 million of net sales from Stores and $52 million from Direct.

Through our wholesale division, we design, manufacture, source, distribute and sell women’s intimate apparel to mass merchandisers, specialty and department stores, discount retailers, national and regional chains, and direct mail catalog marketers throughout the United States and Canada.  For the year ended July 25, 2009, our wholesale division generated approximately $34.5 million of net sales, which represented approximately 20% of our net sales for fiscal year 2009.

Fiscal 2010 Initiatives

Throughout fiscal years 2008 and 2009, we operated under challenging macroeconomic conditions, which had a negative impact on our revenues, gross margins and earnings.  Our efforts remain focused on continuing to implement changes in our business strategy as described below that we believe over time will both increase revenues and reduce costs.  Some of these initiatives have had an immediate impact on our operating results and we expect that others will take more time, although we cannot be certain that they will be successful.  These key initiatives include:

•
Developing Frederick’s of Hollywood Brand Extension Opportunities.  During the fourth quarter of fiscal year 2009, we developed a branding/product development strategy targeting our wholesale division’s mass merchandising customers.  The new focused product lines are heavily influenced by our retail creative and design teams under the leadership of our Executive Vice President of Product Development and Production, a newly created position responsible for managing the product development and design functions for both divisions.  As one of our key strategic initiatives for fiscal year 2010, we will continue to offer product under the wholesale brand name, Cinema Etoile®, as well as develop Frederick’s of Hollywood brand extension opportunities with select wholesale customers.

•
Continuing to reduce operating expenses.  While the macroeconomic environment continues to present challenges to both our retail and wholesale divisions, following the consummation of the merger in January 2008, we have taken and are continuing to take a number of actions to reduce operating expenses, which include reducing personnel through the elimination of executive and support positions, decreasing the use of outside consultants, and consolidating employee benefits and insurance.  Since the consummation of the merger, excluding store personnel, we have reduced our domestic workforce by approximately 25% and have transitioned certain manufacturing support functions previously performed by some of these employees to our facility in the Philippines.  This net reduction in workforce has resulted in an annualized net salary savings of more than $4.5 million and an additional savings of approximately $1.0 million in benefits and other related costs.  During fiscal year 2010, we intend to further reduce our domestic workforce by transitioning certain sourcing and production functions to our new office in Hong Kong.

•
Continuing to Consolidate Functions.  The wholesale division accounted for approximately 6% and 8% of the dollar value of the retail division’s merchandise purchases for fiscal years 2008 and 2009, respectively, and we expect this percentage to continue to increase as we vertically integrate our retail and wholesale operations where complementary in order to derive additional margin benefits.  To this end, during fiscal year 2009, we:

o	restructured our senior management team in order to streamline our consolidation efforts and provide for the coordinated operation of the retail and wholesale divisions;

o	consolidated the retail and wholesale divisions’ merchandising and design, distribution, information technology and finance functions; and

o
hired new personnel for, and transitioned manufacturing support functions to, our manufacturing facility in the Philippines to assist us in maintaining product quality and timely delivery to retail customers and the retail division.

During fiscal year 2010, we expect to further consolidate functions by transitioning certain sourcing and production functions to our new office in Hong Kong.

•
More focused marketing efforts.  Due to rising paper, production and mailing costs, we reduced annual catalog circulation from approximately 20.4 million in fiscal year 2007 to approximately 18.7 million in fiscal year 2008 to approximately 17.6 million in fiscal year 2009.  We achieved this reduction by targeting customers through improved analysis and monitoring of their purchasing habits and by executing a more focused marketing strategy.  During fiscal year 2010, we plan to further reduce catalog circulation and are testing various alternatives to a full size catalog such as postcards and more personalized “look books.”  At the same time, we have endeavored to expand our Internet customer base through various methods, including partnering with Internet search engines and participating in affiliate programs.  During the third quarter of fiscal year 2009, we launched a new e-commerce web platform hosted by a third-party service provider.  We believe the new platform provides a stable foundation upon which we can continue to upgrade and enhance our website.  The increased functionality of the www.fredericks.com platform, together with improved customer acquisition and retention capabilities, will enable us to provide customers with an enhanced online shopping experience for intimate apparel and related products.

•
Carefully Monitoring Store Performance.  Due to uncertain economic conditions and our poor operating performance in fiscal year 2008, we opened three new stores and relocated one store during fiscal year 2009.  We continuously monitor store performance and from time to time close underperforming stores.  During fiscal year 2009, we closed six underperforming stores upon expiration of the respective leases.  For fiscal year 2010, we intend to continue to focus on improving the profitability of our existing stores and we expect to open two stores, remodel one store and close six underperforming stores as those leases expire.

Market and Products

Retail

We sell women’s intimate apparel and related products under our proprietary Frederick’s of Hollywood® brand exclusively for sale through our retail stores, catalog and website.  Our retail customer target is women primarily between the ages of 18 and 35.  Our major retail merchandise categories are foundations (including bras, corsets and panties), lingerie (including daywear and sleepwear), Ready to Wear (dresses and sportswear, offered primarily through our Direct channel) and fragrance and accessories (including personal care products and novelties).  Retail prices range from approximately $6.00 for panties up to approximately $99.00 for dresses.  Certain merchandise in these categories, particularly in foundations and lingerie, is marketed as collections of related items to increase the average transaction amount.  Our product lines and color pallets are updated seasonally to satisfy our customers’ desire for fashionable merchandise and to keep our selections fresh and appealing.

The following table shows the percentage of retail sales that each of these product categories represented for the year ended July 25, 2009:

Product Category	% of Retail Sales
Foundations	47%
Lingerie	36%
Fragrance and Accessories	9%
Ready to Wear	8%
Total	100%

Wholesale

Our wholesale division’s products include pajamas, nightgowns, baby dolls, nightshirts, dusters, shifts, caftans, sundresses, rompers, short sets, beachwear, peignoir ensembles, robes, leisurewear and daywear consisting of bodysuits, soft bras, panties, slips, half-slips, teddies, camisoles and cami tap sets.  These products are manufactured in various fabrics, designs, colors and styles depending upon seasonal requirements, changes in fashion and customer demand.  Retail prices range from approximately $5.00 for products such as nightshirts, to approximately $85.00 for products such as peignoir sets.

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

Product Development, Merchandising and Design

During fiscal year 2009, we integrated the product development, merchandising and design functions for the retail and wholesale divisions and restructured the management of these functions to create a more unified and cohesive operation.  We created a new position of Executive Vice President of Product Development and Production, which is held by our former head of retail merchandising and design.  The Executive Vice President of Product Development and Production is responsible for managing the product development and design functions for both divisions.

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

Retail Operations

Stores

We operated 130 Frederick’s of Hollywood retail stores as of September 12, 2009.  These stores are primarily located in shopping malls in 29 states, with approximately one-third of the stores in California.  Of the stores outside of California, approximately 30% are situated in our other key operating states, including Florida, Texas, New York and Nevada.  We operate our flagship store on Hollywood Boulevard in Hollywood, California.

Our retail stores range in size from 900 to 3,200 square feet and our flagship store is 5,700 square feet.  A typical store uses approximately 75% of its square footage as selling space.  Depending on the size, our new and remodeled Frederick’s of Hollywood stores are either designed in the contemporary “Modern Hollywood” format, which is used for smaller stores, or the sophisticated “Red Carpet” format, which is used in stores with a larger footprint.  Using these store designs, we seek to maximize the sales and margin performance of our selling space while creating a unique and attractive shopping experience for our retail customers.  We continue to operate many of our older stores with legacy designs that evolved through the history of Frederick’s of Hollywood.  Periodically, in connection with lease renewals or as other opportunities arise, older stores are remodeled in either the “Modern Hollywood” or “Red Carpet” design format.  New store locations are typically selected on the basis of local demographics, overall mall performance in terms of traffic, average sales per square foot for the mall and the proposed store location within the mall.

During fiscal year 2009, we opened three new stores and relocated one store.  We continuously monitor store performance and from time to time close underperforming stores.  During fiscal year 2009, we closed six underperforming stores upon expiration of the respective leases.  For fiscal year 2010, we intend to continue to focus on improving the profitability of our existing stores and we expect to open two stores, remodel one store and close six underperforming stores as those leases expire.

Direct

Frederick’s of Hollywood has an extensive history – dating back to the first catalog it produced in 1947 – of offering provocative, women’s intimate apparel directly to the consumer.  Today, we continue to market Frederick’s of Hollywood products directly to consumers through our catalog and website, including actively marketing to our recent direct purchasers of Frederick’s of Hollywood products.  We also partner with Internet search engines and participate in affiliate programs to drive traffic to our website.  We estimate that over 70% of all Direct orders are placed on-line through our website.  We currently mail five major Frederick’s of Hollywood catalogs (fall, holiday, spring preview, spring and summer) as well as several sale and re-mail catalogs to approximately 4.7 million households for a total of approximately 17.6 million catalogs annually.

Our retail division began selling Frederick’s of Hollywood products on the website, www.fredericks.com, in 1997.  During the third quarter of fiscal year 2009, we launched a new e-commerce web platform hosted by a third-party service provider.  We believe the new platform provides a stable foundation upon which we can continue to upgrade and enhance our website. The increased functionality of the www.fredericks.com platform, together with improved customer acquisition and retention capabilities, will enable us to provide customers with an enhanced online shopping experience for intimate apparel and related products.

All creative and copy design for Frederick’s of Hollywood’s catalogs and website is coordinated by our in-house design staff.  Catalogs are designed approximately four months before their respective mailing dates. Photography is conducted on location or in studios.  We utilize outside vendors to print and mail the catalogs.  Our catalogs are currently mailed only within the United States.

Wholesale Operations

The Company’s consolidated financial statements for the year ended July 26, 2008 appearing elsewhere in this Form 10-K only reflect historical financial information for our wholesale business for the period from January 28, 2008 (the closing date of the merger) through July 26, 2008.  To make comparisons more meaningful, unless otherwise indicated, the operating information set forth in this subsection for the twelve months ended July 26, 2008 includes the historical financial information for Movie Star prior to the merger.

Our wholesale division sells its products through an established network consisting of both in-house sales personnel and independent sales representatives.  Employees in our New York City showroom represent the wholesale division in soliciting orders nationally.  During the fiscal year ended July 25, 2009, approximately 39% of our wholesale sales were made to mass merchandisers, 19% to department stores, 13% to specialty stores and 12% to discount retailers.  The balance of sales were unevenly distributed among national chain stores, regional chain stores and direct mail catalog marketers.

Historically, our wholesale business has been concentrated with Walmart.  Sales to Walmart accounted for approximately 32% of wholesale sales for the year ended July 25, 2009, approximately 66% of wholesale sales for the period from January 28, 2008 (the closing date of the merger) through July 26, 2008, and approximately 59% of wholesale sales for the twelve months ended July 26, 2008.  No other customer accounted for 10% or more of sales during these periods. Our open order position with Walmart as of July 25, 2009 was $40,000 as compared to $9,709,000 as of July 26, 2008.  This reduction is primarily the result of Walmart shifting its focus to product categories that differ from the ones Walmart historically purchased from us. Walmart is also producing its own merchandise for sale to its customers and selecting competing vendors.  We have been developing products to accommodate these business changes and appeal to Walmart’s customers and, as a result, we received an order for approximately $2,800,000 during the first quarter of fiscal year 2010.  However, we cannot be assured that our sales to Walmart will return to historical levels.  For information regarding our backlog of orders as of July 25, 2009, see “—Wholesale Backlog.”

Our wholesale division also produces products for our retail division.  The wholesale division accounted for approximately 6% and 8% of the dollar value of the retail division’s merchandise purchases during fiscal years 2008 and 2009, respectively.  We believe that as we continue to build upon the synergies created from the merger, we will be able to continue to vertically integrate our retail and wholesale operations.

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

In fiscal year 2009, our retail division purchased products from over 100 vendors.  Its top ten vendors accounted for approximately 70% of the dollar value of those purchases.  Our wholesale division accounted for approximately 8% of the dollar value of such purchases in fiscal year 2009.  We had two suppliers that individually accounted for 10% or more of total retail purchases in fiscal year 2009.  One domestic supplier accounted for approximately 10% of total retail purchases and one foreign supplier based in Canada accounted for approximately 16% of total retail purchases for such period.  The Canadian supplier represented approximately 70% of the products purchased by the retail division from foreign suppliers in fiscal year 2009.  Many of the retail division’s third-party U.S. and foreign suppliers purchase products from foreign sources.  Although we do not have direct relationships with these suppliers, management believes that our retail division’s suppliers source primarily from China, Vietnam and the Philippines.

Although our retail division has no long-term manufacturing contracts, its relationships with vendors are long-standing, with several vendors supplying product for over twenty years.  To assure adequate sources, each major product category is sourced from three or four vendors, each of whom are able to provide products equal to those of the other vendors supplying that category, if necessary.  The retail merchandising team also tests products from new sources and develops those sources into more important suppliers as required.  We believe that the retail division is not overly dependent on any one supplier and that the loss of any one vendor would not have a material effect on our retail business.

Wholesale

To take advantage of prevailing lower labor rates, all of the products that our wholesale division sells to its retail customers, as well as items that it produces for the retail division, are manufactured outside the United States.  The production of garments that we do not produce ourselves is arranged with suppliers on a purchase order basis; there are no long-term contractual arrangements in place with contractors.  This provides flexibility in the selection of contractors for the future production of goods.  We believe that any contractor in any country in which we manufacture products could be replaced because of our established relationships with other contractors who are able to manufacture merchandise across all of our product categories at comparable prices.

We had one supplier that individually accounted for 10% or more of total wholesale purchases in fiscal year 2009.  This supplier represented approximately 16% of total wholesale purchases for such period.

If a contractor is unable to complete production of an order and we can access or replace the materials intended to be used by that contractor, as long as one of our other contractors with whom we have an established relationship is able to handle the order, we should be able to transition the order to the new contractor and deliver it to our customer in a timely manner.  To accomplish this, we may have to incur additional shipping expenses to move the goods from one contractor to another, overtime costs to expedite the production process to make up for any transition delays and air freight expenses to reduce transit time.  However, if a contractor is unable to complete production of an order due to a natural disaster, work stoppage, war or other event beyond our control and we cannot access or replace the materials originally designated for that contractor to complete the order, we would not be able to fill the order and revenues would be lost.

In order to maximize the opportunities to obtain quality products at the most competitive prices with reliable and efficient service, our wholesale division sources products in three different ways:

•
Cut, Make and Trim (CMT) Contractors.  We either contract with third-party CMT contractors or have our own manufacturing facility in the Philippines assemble the materials that we purchase from other sources.

•	Finished Good Purchases. We purchase products directly from finished package manufacturers.

•
Assisted Finished Good Purchases.  We utilize contractors to assemble the products and purchase the fabrics with our extensive input on type and source of such fabrics, and we purchase some of the trim and embellishments.

The following table shows each country from which the wholesale division has (1) contracted for the assembly of products using our own materials, (2) purchased finished goods and (3) contracted for the assembly of products using fabrics purchased by the contractor with our input on the type and source of such fabrics, and the approximate percentage of our total cost of production.  To make comparisons more meaningful, the information set forth in the table and the narrative information following the table is for the year ended July 25, 2009 and the twelve months ended July 26, 2008, rather than for the period from January 28, 2008 (the closing date of the merger) through July 26, 2008.

	Year Ended July 25, 2009				Twelve Months Ended July 26, 2008
	CMT	Finished Good Purchases	Assisted Finished Good Purchases	Total	CMT	Finished Good Purchases	Assisted Finished Good Purchases	Total
Bangladesh	—	14%	23%	37%	—	8%	23%	31%
Cambodia	—	—	6%	6%	—	—	5%	5%
China	—	13%	—	13%	—	24%	—	24%
El Salvador	13%	—	—	13%	9%	—	—	9%
India	—	1%	—	1%	—	1%	—	1%
Pakistan	—	5%	—	5%	—	—	—	—
Philippines	15%	—	10%	25%	1%	—	29%	30%
Total	28%	33%	39%	100%	10%	33%	57%	100%

Prior to April 2008, our wholesale division utilized a representative office in the Philippines to facilitate the coordination of production there.  This office was used primarily for administrative and manufacturing support functions, as well as sample making and pattern making.  In April 2008, we relocated to an expanded facility within the Philippines to accommodate on-site manufacturing operations, and design and product development in addition to administrative and manufacturing support and sample making and pattern making.  During the twelve months ended July 26, 2008, goods manufactured in the new facility, which was operational for only two months during such period, represented approximately 1% of total wholesale production, and goods manufactured elsewhere in the Philippines represented approximately 29% of total wholesale production.  During the year ended July 25, 2009, goods manufactured in the new facility represented approximately 15% of total wholesale production, and goods manufactured elsewhere in the Philippines represented approximately 10% of total wholesale production.  As of September 12, 2009, we had 513 full-time employees in the Philippines.

In March 2008, we opened an office in China.  We have one independent representative and three employees there to assist in the sourcing of raw materials and to supervise and monitor the quality of the production of finished products purchased by us, which represented 13% of total wholesale production for the year ended July 25, 2009.  As of September 12, 2009, in addition to our employees in the Philippines and China described above, our wholesale division had one independent representative in Bangladesh supervising the production of finished products purchased by us in Bangladesh and other countries where we source our products.  This representative assists in maintaining quality and on-time delivery.  Wholesale management personnel travel to Asia throughout the year to monitor the performance of our foreign contractors and to increase sourcing opportunities.

In September 2009, we opened an office in Hong Kong in anticipation of transitioning certain sourcing and production functions there from the United States.  We currently have approximately seven employees there to assist in sourcing raw materials and finished goods and plan to hire additional employees there during fiscal 2010.

We maintain sufficient inventories of raw materials and finished goods to meet our wholesale production requirements and the delivery demands of our retail customers.  We rely on our short-term line of credit to supplement internally generated funds to fulfill our working capital needs.

Raw Materials

The products that our wholesale division sells to its retail customers and produces for the retail division, are made of a wide variety of fabrics comprised of natural and man-made fibers, including cotton, broadcloth, stretch terry, brushed terry, flannel, brushed flannel, nylon, polyester, spun polyester, modal, rayon, velour, satin, tricot, jersey, fleece, jacquard, lace, stretch lace, charmeuse, chambray, microfiber, spandex and various knit fabrics.  These fabrics are either available in countries in which we contract for production or are easily imported to those countries that do not have an internal supply of such materials.  The sources of these materials are highly competitive with each other and we expect these competitive conditions to continue in the foreseeable future.  Generally, we have long-standing relationships with suppliers and purchase raw materials based on orders received and in anticipation of orders.  Our ability to purchase raw materials in high volume, together with the competitive prices offered by our suppliers, provides the opportunity to buy these materials at relatively low prices.  In turn, we can take advantage of these lower prices in the pricing of our finished goods.

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

Brand Development and Marketing

We believe that Frederick’s of Hollywood is one of the world’s most widely recognized intimate apparel brand names.  For the past five years, Frederick’s of Hollywood has ranked in Women’s Wear Daily’s top 100 list of most recognized apparel and accessories brands in the United States.  In 2006, Frederick’s of Hollywood ranked in the top 10 in consumer awareness among innerwear brands and a national consumer research study by Lieberman Research Worldwide measured unaided recognition of the Frederick’s of Hollywood brand at over 80%.

The primary advertising vehicles for the retail division include the Frederick’s of Hollywood catalog and website.  A consistent brand image is maintained across the Frederick’s of Hollywood Stores and Direct channels and we believe the concurrent operation of retail stores, a catalog and a website proves to be advantageous in brand development and exposure.  Frederick’s of Hollywood uses its catalog, website and store locations nationwide to test new items and promotional strategies that may, in turn, develop into successful programs.

We continue to emphasize a re-positioning of the Frederick’s of Hollywood brand as a more glamorous shopping destination that provides customers with a “Modern Hollywood” experience whether they are shopping online, via our catalog or in our stores.  Brand marketing is used to increase brand awareness through the announcement of new product launches, the arrival of seasonal collections and the opening of new stores.  This is accomplished primarily through public relations activities, including press releases and media events, as well as through product placement in national magazines and regional and national television programs.

During the fourth quarter of fiscal year 2009, we developed a branding/product development strategy targeting our wholesale division’s mass merchandising customers.  The new focused product lines are heavily influenced by our retail creative and design teams under the leadership of our Executive Vice President of Product Development and Production, a newly created position responsible for managing the product development and design functions for both divisions.  As one of our key strategic initiatives for fiscal year 2010, we will continue to offer product under the wholesale brand name, Cinema Etoile®, as well as develop Frederick’s of Hollywood brand extension opportunities with select wholesale customers.

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

The wholesale division primarily utilizes a distribution facility in Poplarville, Mississippi.  Garments are shipped directly by contractors to this facility, where they are stored and packed for distribution to retail customers.  Our Phoenix, Arizona distribution facility is also utilized to accommodate wholesale customers and to reduce transit times from contractors to meet retail customer deliveries. The wholesale division also utilizes a public warehouse in Canada to accommodate customers there.  Our overseas contractors perform sorting and packing functions to expedite delivery time to customers, and to reduce overall costs.

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

We sell Frederick’s of Hollywood intimate apparel and related products on our website, www.fredericks.com.  Customer orders are captured and processed on the website, which interfaces with our in-house systems for order management and fulfillment.  During the third quarter of fiscal year 2009, we launched a new e-commerce web platform hosted by a third-party service provider.  We believe the new platform provides a stable foundation upon which we can continue to upgrade and enhance our website.  The increased functionality of the www.fredericks.com platform, together with improved customer acquisition and retention capabilities, will enable us to provide customers with an enhanced online shopping experience for intimate apparel and related products.

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

Our wholesale division has several United States registered trademarks that are material to the marketing of our products, including Movie Star®, Cinema Etoile®, Seductive Wear®, Meant To Be®, Cinejour®, Night Magic®, Cinema Studio® and Knickers by Cinema Etoile®.  In fiscal year 2009, we filed trademark applications in the United States for the following trademarks: Camiette™, Demisole™, Sleepwear 4 Nappin’ & Yappin’™, World’s Biggest Sleep Shirt™ and Yikes™.  In September 2009, a statement of use was filed for Camiette™ and Demisole™ and in August 2009, Sleepwear 4 Nappin’ & Yappin’™ and World’s Biggest Sleep Shirt™ were both published for opposition.

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

Wholesale Backlog

(in thousands, except for percentages)
Customer	Backlog of orders at July 25, 2009	% of total orders	Backlog of orders at July 26, 2008	% of total orders	Decrease from prior year	% of decrease from prior year
Walmart	$40	0.5%	$9,709	39.2%	$(9,669)	(99.6)%
All other U.S. customers	7,550	92.9%	14,246	57.5%	(6,696)	(47.0)%
Total U.S. customers	7,590	93.4%	23,955	96.7%	(16,365)	(68.3)%
Canada	540	6.6%	830	3.3%	(290)	(34.9)%
Total	$8,130	100.0%	$24,785	100.0%	$(16,655)	(67.2)%

The backlog of orders was $8,130,000 as of July 25, 2009 and $24,785,000 as of July 26, 2008.  Orders are booked upon receipt.  Our open order position with Walmart as of July 25, 2009 was $40,000 as compared to $9,709,000 at July 26, 2008.  This reduction is primarily the result of Walmart shifting its focus to product categories that differ from the ones Walmart historically purchased from us.  Walmart is also producing its own merchandise for sale to its customers and selecting competing vendors.  We have been developing products to accommodate these business changes and appeal to Walmart’s customers and, as a result, we received an order for approximately $2,800,000 during the first quarter of fiscal year 2010.  However, we cannot be assured that our sales to Walmart will return to historical levels.  The open orders for all other U.S. customers at July 25, 2009 was $7,550,000 as compared to $14,246,000 at July 26, 2008, which is the result of a decrease in consumer spending resulting from the challenging macroeconomic environment, as well as our retail customers sourcing and producing merchandise themselves and selecting competing vendors.  Customers not only select different vendors based on product design, the desirability of fabrics and styles, price, quality and reliability of service and delivery, but also on branding capabilities.  We believe that retail customers producing products themselves and selecting vendors with branding capabilities are material trends that could adversely affect our sales in the future.  Accordingly, during the fourth quarter of fiscal year 2009, we developed a branding/product development strategy targeting our wholesale division’s mass merchandising customers.  The new focused product lines are heavily influenced by our retail creative and design teams.  As one of our key strategic initiatives for fiscal year 2010, we will continue to offer product under the wholesale brand name, Cinema Etoile®, as well as develop Frederick’s of Hollywood brand extension opportunities with select wholesale customers.

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

Competition

The retail sale of intimate apparel, personal care and beauty products is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores, department stores and discount retailers.  This business is multi-faceted and operates through various channels; primarily retail stores, catalog and e-commerce.  Brand image, marketing, fashion design, price, service, fashion assortment and quality are the principal competitive factors in retail store sales.  Our catalog and e-commerce businesses compete with numerous national and regional catalog and online merchants.  Image presentation, fulfillment and the factors affecting retail store sales discussed above are the principal competitive factors in catalog and online sales. A leading competitor of ours is Victoria’s Secret (a division of Limited Brands), which reported sales of approximately $5.6 billion in 2008.

We believe that Frederick’s of Hollywood has significant competitive strengths relative to its competition because of its widely recognized brand, its presence in shopping malls, its direct marketing expertise, and the experience of its management team.  However, a number of Frederick’s of Hollywood’s competitors are larger and have significantly greater financial, marketing and other resources than we do, and there can be no assurance that Frederick’s of Hollywood will be able to compete successfully with them in the future.

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

Employees

As of September 12, 2009, we had 1,122 full-time employees and 657 part-time employees.  Due to seasonal sales patterns, we hire additional temporary staff at our retail stores and distribution and customer contact centers during peak sales periods.  We have never experienced an interruption of our operations because of a work stoppage.  We believe our relationship with our employees to be good. We are not a party to any collective bargaining agreement with any union.

ITEM 1A. – RISK FACTORS

General economic conditions, including continued weakening of the economy, may affect consumer purchases of discretionary items, which could adversely affect our sales.

The intimate apparel industry historically has been subject to cyclical variations, recessions in the general economy and future economic outlook.  Throughout fiscal year 2009, there was significant deterioration in the global financial markets and economic environment, which we believe negatively impacted consumer spending at many retailers, including us.  Our results are dependent on a number of factors impacting consumer spending, including general economic and business conditions; consumer confidence; wages and employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; fuel and energy costs; energy shortages; taxes; general political conditions, both domestic and abroad; and the level of customer traffic within department stores, malls and other shopping and selling environments.  Consumer purchases of discretionary items, including our products, may decline during recessionary periods and at other times when disposable income is lower. A continued or incremental downturn in the U.S. economy, an uncertain economic outlook or an expanded credit crisis could continue to adversely affect our business and our revenues and profits.

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

Our inability to consummate a financing for the amount and within the time period required under our financing agreement with our senior lender, absent a waiver of such requirement, will constitute an event of default under our senior revolving credit facility.

In September and October 2009, we amended our revolving credit facility with our senior lender to provide for a $2.0 million bridge facility to be repaid upon the earlier of August 1, 2010 and the consummation of a financing in which we receive net proceeds of at least $4.4 million.  Unless we receive the amount of proceeds required by our credit facility by August 1, 2010, we will be in violation of a covenant under our credit facility.  If such violation is not waived by our senior lender, it will constitute an event of default.

We are required to raise additional financing under our senior revolving credit facility and may not be able to obtain it on favorable terms, or at all, which, in addition to violating a covenant under our credit facility, could limit our ability to operate and dilute the ownership interests of existing shareholders.

We are required to raise additional funds under our senior credit facility and we cannot be certain that we will be able to obtain such additional financing on favorable terms, or at all.  Further, if we obtain additional funding through the issuance of equity, shareholders may experience dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock.  Future financings may place restrictions on how we operate our business.  If we cannot raise funds on acceptable terms, if and when needed, we may be required to curtail our operations significantly, which could adversely affect our business.

We depend on key personnel and we may not be able to operate and grow the business effectively if we lose the services of any key personnel or are unable to attract qualified personnel in the future.

We are dependent upon the continuing service of key personnel and the hiring of other qualified employees. In particular, we are dependent upon the management and leadership of Thomas J. Lynch, our Chairman and Chief Executive Officer, Linda LoRe, our President and the Chief Executive Officer of the retail division, and Thomas Rende, our Chief Financial Officer. The loss of any of them or other key personnel could affect our ability to operate the business effectively.

Our retail division historically has depended on a high volume of mall traffic, the lack of which would hurt our business.

Most Frederick’s of Hollywood stores are located in shopping malls.  Sales at these stores are influenced, in part, by the volume of mall traffic.  Frederick’s of Hollywood stores benefit from the ability of the malls’ “anchor” tenants, generally large department stores, and other area attractions to generate customer traffic in the vicinity of its stores and the continuing popularity of malls as shopping destinations.  A decline in the desirability of the shopping environment of a particular mall, whether due to the closing of an anchor tenant or competition from non-mall retailers, or recessionary economic conditions that consumers have been experiencing, could reduce the volume of mall traffic, which could have an adverse effect on our business, financial condition and results of operations.

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

Our wholesale business historically has been concentrated on one key customer, and a significant decrease in business from or the loss of this key customer could substantially reduce revenues.

Sales to Walmart accounted for approximately 32% of wholesale sales for the fiscal year ended July 25, 2009. We do not have a long-term contract with Walmart and, therefore, our wholesale business is subject to significant unpredictable increases and decreases in sales depending upon the size and number of orders we receive from Walmart.  We experienced a significant decrease in Walmart business during fiscal year 2009, which impacted our revenues, and our open order position with Walmart as of July 25, 2009 was significantly lower as compared to the prior year.  Our inability to increase our Walmart orders during fiscal year 2010 could have a material adverse effect on our business, financial condition and results of operations. For information regarding our backlog of orders as of July 25, 2009, see “Business—Wholesale Backlog” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

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

We sell Frederick’s of Hollywood products through three channels: retail specialty stores, mail order catalogs and our e-commerce website.  We have historically operated these channels separately and account for sales and use tax separately.  Currently, our mail order and e-commerce subsidiaries collect and pay sales tax to the relevant state taxing authority on sales made to residents in any state in which we have a physical presence.  Our retail subsidiaries are periodically audited by state government authorities.  It is possible that one or more states may disagree with our method of assessing and remitting these taxes, including sales tax on catalog and e-commerce sales.  We expect to challenge any and all future assertions by state governmental authorities or private litigants that we owe sales or use tax, but we may not prevail.  If we do not prevail, we could be held liable for additional sales and use taxes, interest and penalties which could have an adverse effect on our profitability.

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

The trading price of our common stock has been highly volatile.  During the quarter ended July 25, 2009, the closing sale prices of our common stock on the NYSE Amex ranged from $0.51 to $0.85 per share and the closing sale price of our common stock on September 25, 2009 was $2.08 per share.  Since the closing date of the merger on January 28, 2008, our stock price closed at a high of $4.10 on January 29, 2008 and a low of $0.14 on March 3, 2009.  Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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

ITEM 1B. – UNRESOLVED STAFF COMMENTS

None.

ITEM 2. – PROPERTIES

The following table sets forth all of the facilities that we owned or leased as of July 25, 2009, excluding retail stores.  In addition to the facilities described in the table, our wholesale division utilizes a public warehouse in Canada on a per-shipment basis to accommodate our Canadian customers.  We believe that our facilities are adequate for our current and reasonably foreseeable future needs and that our properties are in good condition and suitable for the conduct of our business.

Location	Use	Owned or Leased	Square Footage	Annual Rent	Expiration of Lease
6255 Sunset Boulevard Los Angeles, CA	Retail Corporate Offices	Leased	27,000	$760,490	2/2015

5005 S. 40th Street Phoenix, AZ	Operations Center and Corporate Offices	Leased	168,000	$1,242,066	3/2018

1115 Broadway,	Corporate Offices	Leased	11,000	$1,210,307	12/2010
New York, NY	Divisional Sales Office and Showroom		8,000
	Production Staff and Design		12,000
			31,000

180 Madison Ave. New York, NY	Sales Office and Showroom	Leased	3,000	$115,595	5/2011

Poplarville, MS	Manufacturing Support	Leased	24,000	$7,500	11/2010
	Warehousing and Distribution		172,000
	Office		16,000
			212,000

	Vacant	Owned	29,000		N/A

Km. 26 Bo. Dolores,	Administrative and	Leased	4,000	$36,745	1/2011
Rizal, Taytay,	Sample and Pattern Making
Philippines	Manufacturing		15,000
			19,000

Montreal, Canada	Office	Leased	500	$4,200	month to month

2299 Yanan Road West Shanghai, China	Showroom/Office	Leased	400	$16,177	2/2010

Our 130 Frederick’s of Hollywood retail stores are located in leased facilities, primarily in shopping malls, in 29 states.  A substantial portion of these lease commitments consist of store leases with an initial term of ten years. The leases expire at various dates between 2009 and 2020.  Rental terms for new locations often include a fixed minimum rent plus a percentage of sales in excess of a specified amount.  Certain operating costs such as common area maintenance, utilities, insurance and taxes are typically paid by Frederick’s of Hollywood.  As a part of our normal-course operations, we will continue to close certain underperforming retail stores upon the expiration of such store leases. See “—Retail Operations—Stores.”

The following table sets forth the locations of Frederick’s of Hollywood retail stores as of September 12, 2009.

Arizona	4	Massachusetts	4	Oklahoma	2
California	45	Michigan	3	Oregon	2
Connecticut	1	Minnesota	2	Pennsylvania	1
Florida	16	Missouri	1	South Carolina	1
Georgia	5	Nevada	5	Tennessee	1
Hawaii	1	New Hampshire	1	Texas	12
Illinois	4	New Jersey	1	Virginia	2
Indiana	1	New Mexico	1	Washington	1
Kansas	1	New York	6	Wisconsin	1
Maryland	1	Ohio	4

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

ITEM 3. – LEGAL PROCEEDINGS

We are involved from time to time in litigation incidental to our business.  We believe that the outcome of any other litigation will not have a material adverse effect on our results of operations or financial condition.

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

PART II

ITEM 5. – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE Amex under the symbol “FOH.”  The following table sets forth the reported high and low sales prices per share for the periods indicated.

	High	Low
Year Ended July 25, 2009
First Quarter	$1.10	$0.51
Second Quarter	0.56	0.16
Third Quarter	0.65	0.12
Fourth Quarter	0.85	0.51
Year Ended July 26, 2008
First Quarter	$5.20	$4.10
Second Quarter	4.70	2.54
Third Quarter	4.25	2.01
Fourth Quarter	2.80	0.95

On October 16, 2009, the closing sale price of our common stock was $1.90.

Holders

As of September 12, 2009, there were approximately 770 shareholders of record of our common stock.  We believe that there are a significant number of beneficial owners of our common stock whose shares are held in “street name.”

Dividend Policy

We have not paid any cash dividends on our common stock to date and do not intend to pay dividends.  It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any cash dividends in the foreseeable future.  The payment of dividends will be within the discretion of our board of directors and will be contingent upon our revenues and earnings, if any, capital requirements, general financial condition and such other factors as such board will consider.  At July 25, 2009, we had accrued dividends on our Series A 7.5% Convertible Preferred Stock of $865,000.

Equity Compensation Plan Information

The following sets forth certain information as of July 25, 2009 concerning our equity compensation plans:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Plans approved by shareholders
1988 Non-Qualified Stock Option Plan	522,500		$.99	310,833
2000 Performance Equity Plan	731,750	(1)	$2.47	797,161	(2)
2003 Employee Equity Incentive Plan	975,974		$2.38	–
Warrants Issued to Standby Purchasers(3)	596,591		$3.52	–
Plans not approved by shareholders	–		–	–
Total	2,826,815		$2.39	1,107,994

(1)
Includes 18,000 shares of common stock issuable upon exercise of options under our 2000 Performance Equity Plan granted to non-employee directors pursuant to our Non-Employee Director Compensation Plan.

(2)
Our Non-Employee Director Compensation Plan provides that each non-employee director may elect to receive his or her annual stipend and meeting fees in cash and/or shares of our common stock under our 2000 Performance Equity Plan in such proportion as is determined by each non-employee director. If a non-employee director elects to be paid in stock, either in full or in part, the number of shares of common stock to be issued is determined by dividing the dollar amount of the stipend and meeting fees earned during the quarter (or a percentage thereof, if the non-employee director elects to receive stock payment in part) by the last sale price of our common stock on the last trading day of each calendar quarter in which the fees were earned.  As of July 25, 2009, an aggregate of 223,604 shares of common stock have been issued to non-employee directors.

In addition, on January 29, 2009, we issued 100,000 shares of restricted stock to our Chairman and Chief Executive Officer pursuant to the 2000 Performance Equity Plan.  50,000 shares will vest on January 2, 2010, provided that he is employed by us and that he has purchased an aggregate of 250,000 shares of common stock in the open market in accordance with the terms of a 10b5-1 trading plan.  If the stock purchase is not completed by January 2, 2010, then the 50,000 shares will not vest on such date; however, all 100,000 shares will vest on January 2, 2011 provided that he is employed by us and has completed the stock purchase by such date.

During the year ended July 26, 2008, we issued, pursuant to the 2000 Performance Equity Plan, 24,194 fully vested shares of common stock to our Chief Financial Officer and 50,000 shares to Performance Enhancement Partners, LLC (of which our then Executive Chairman is the sole member) valued at a price of $3.10 per share.  On July 1, 2008 and 2007, we also issued 17,483 and 4,808 shares of restricted stock, respectively, under the 2000 Performance Equity Plan to our then Chief Executive Officer of the wholesale division.  Such shares vested on February 13, 2009.

(3)
Upon the closing of the merger, we issued to Fursa Alternative Strategies, LLC (“Fursa”) and certain funds and accounts affiliated with, managed by, or over which Fursa or any of its affiliates exercises investment authority, including, without limitation, with respect to voting and dispositive rights, and Tokarz Investments, LLC (“Tokarz Investments”) warrants to purchase an aggregate of 596,591 shares of common stock as sole consideration for their commitments to act as standby purchasers in connection with our $20 million rights offering.  The warrants are currently exercisable at an exercise price of $3.52 per share and expire on January 28, 2011.

ITEM 6. – SELECTED FINANCIAL DATA

This item is not required to be completed by smaller reporting companies.  Our consolidated financial statements are contained elsewhere in this report in Item 8 – “Financial Statements and Supplementary Data.”

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial information about the retail segment for the fiscal years ended July 25, 2009 and July 26, 2008 and about the wholesale segment from January 28, 2008 (the closing date of the merger) through July 26, 2008 and for the fiscal year ended July 25, 2009 is included in the consolidated financial statements contained herein.

Fiscal 2010 Initiatives

Throughout fiscal years 2008 and 2009, we operated under challenging macroeconomic conditions, which had a negative impact on our revenues, gross margins and earnings.  Our efforts remain focused on continuing to implement changes in our business strategy as described below that we believe over time will both increase revenues and reduce costs.  Some of these initiatives have had an immediate impact on our operating results and we expect that others will take more time.  However, we cannot be certain that these initiatives will be successful.  These key initiatives include:

•
Developing Frederick’s of Hollywood Brand Extension Opportunities.  During the fourth quarter of fiscal year 2009, we developed a branding/product development strategy targeting our wholesale division’s mass merchandising customers.  The new focused product lines are heavily influenced by our retail creative and design teams under the leadership of our Executive Vice President of Product Development and Production, a newly created position responsible for managing the product development and design functions for both divisions.  As one of our key strategic initiatives for fiscal year 2010, we will continue to offer products under the wholesale brand name, Cinema Etoile® as well as develop Frederick’s of Hollywood brand extension opportunities with select wholesale customers.

•
Continuing to reduce operating expenses.  While the macroeconomic environment continues to present challenges to both our retail and wholesale divisions, following the consummation of the merger in January 2008, we have taken and are continuing to take a number of actions to reduce operating expenses, which include reducing personnel through the elimination of executive and support positions, decreasing the use of outside consultants, and consolidating employee benefits and insurance.  Since the consummation of the merger, excluding store personnel, we have reduced our domestic workforce by approximately 25% and have transitioned certain manufacturing support functions previously performed by some of these employees to our facility in the Philippines.  This net reduction in workforce has resulted in an annualized net salary savings of more than $4.5 million and an additional savings of approximately $1.0 million in benefits and other related costs.  During fiscal year 2010, we intend to further reduce our domestic workforce by transitioning certain sourcing and production functions to our new office in Hong Kong.

•
Continuing to Consolidate Functions.  The wholesale division accounted for approximately 6% and 8% of the dollar value of the retail division’s merchandise purchases for fiscal years 2008 and 2009, respectively, and we expect this percentage to continue to increase as we vertically integrate our retail and wholesale operations where complementary in order to derive additional margin benefits.  To this end, during fiscal year 2009, we:

o	restructured our senior management team in order to streamline our consolidation efforts and provide for the coordinated operation of the retail and wholesale divisions;

o	consolidated the retail and wholesale divisions’ merchandising and design, distribution, information technology and finance functions; and

o
hired new personnel for, and transitioned manufacturing support functions to, our manufacturing facility in the Philippines to assist us in maintaining product quality and timely delivery to retail customers and the retail division.

During fiscal year 2010, we expect to further consolidate functions by transitioning certain sourcing and production functions to our new office in Hong Kong.

•
More focused marketing efforts.  Due to rising paper, production and mailing costs, we reduced annual catalog circulation from approximately 20.4 million in fiscal year 2007 to approximately 18.7 million in fiscal year 2008 to approximately 17.6 million in fiscal year 2009.  We achieved this reduction by targeting customers through improved analysis and monitoring of their purchasing habits and by executing a more focused marketing strategy.  During fiscal year 2010, we plan to further reduce catalog circulation and are testing various alternatives to a full size catalog such as postcards and more personalized “look books.”  At the same time, we have endeavored to expand our Internet customer base through various methods, including partnering with Internet search engines and participating in affiliate programs.  During the third quarter of fiscal year 2009, we launched a new e-commerce web platform hosted by a third-party service provider.  We believe the new platform provides a stable foundation upon which we can continue to upgrade and enhance our website. The increased functionality of www.fredericks.com platform, together with improved customer acquisition and retention capabilities, will enable us to provide customers with an enhanced online shopping experience for intimate apparel and related products.

•
Carefully Monitoring Store Performance.  Due to uncertain economic conditions and our poor operating performance in fiscal year 2008, we only opened three new stores and relocated one store during fiscal year 2009.  We continuously monitor store performance and from time to time close underperforming stores.  During fiscal year 2009, we closed six underperforming stores upon expiration of the respective leases.  For fiscal year 2010, we intend to continue to focus on improving the profitability of our existing stores and we expect to open two stores, remodel one store and close six underperforming stores as those leases expire.

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

Revenue Recognition – We record revenue at the point of sale for Stores, at the time of estimated receipt by the customer for Direct sales, and at the time of shipment to our wholesale customers.  Outbound shipping charges billed to customers are included in net sales.  We record an allowance for estimated returns from our retail consumers in the period of sale based on prior experience.  At July 25, 2009 and July 26, 2008, the allowance for estimated returns from our retail customers was $947,000 and $1,207,000, respectively.  If actual returns are greater than those expected, additional sales returns may be recorded in the future.  Retail sales are recorded net of sales taxes collected from customers at the time of the transaction.

We record other revenues for shipping revenues, as well as for commissions earned on direct sell-through programs on a net basis as we act as an agent on behalf of the related vendor.  For the years ended July 25, 2009 and July 26, 2008, total other revenues recorded in net sales in the consolidated statements of operations contained elsewhere in this report were $9,037,000 and $10,412,000, respectively.

Gift certificates and gift cards sold are carried as a liability and revenue is recognized when the gift certificate or card is redeemed.  Customers may receive a store credit in exchange for returned goods, which are carried as a liability until redeemed.  To date, we have not recognized any revenue associated with breakage from the gift certificates, gift cards or store credits because they do not have expiration dates.

Accounts Receivable/Allowance for Doubtful Accounts and Sales Discounts – Our accounts receivable is comprised primarily of the retail segment’s amounts due from commercial credit card companies and the wholesale segment’s trade receivables.  Credit card receivables of $1,156,000 and $1,197,000 at July 25, 2009 and July 26, 2008, respectively, represent amounts due from commercial credit card companies, such as Visa, Mastercard and American Express, which are generally received within a few days of the related transactions.  Our trade accounts receivable is net of allowance for doubtful accounts and sales discounts.  An allowance for doubtful accounts is determined through the analysis of the aging of accounts receivable at the date of the financial statements.  An assessment of the accounts receivable is made based on historical trends and an evaluation of the impact of economic conditions.  This amount is not significant, primarily due to our history of minimal bad debts.  An allowance for sales discounts is based on discounts relating to open invoices where trade discounts have been extended to customers, costs associated with potential returns of products, as well as allowable customer markdowns and operational charge backs, net of expected recoveries.  These allowances are included as a reduction to net sales and are part of the provision for allowances included in accounts receivable.  The foregoing results from seasonal negotiations and historic deduction trends, net of expected recoveries and the evaluation of current market conditions.  As of July 25, 2009 and July 26, 2008, accounts receivable was net of allowances of $633,000 and $979,000 respectively.  The wholesale accounts receivable as of July 25, 2009, net of the $633,000 allowance, was $1,263,000 and as of July 26, 2008, net of the $979,000 allowance, was $5,027,000.  We believe our allowance for doubtful accounts and sales discounts are appropriate, and actual results do not differ materially from those determined using necessary estimates.  However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  If market conditions were to worsen, management may take actions to increase customer incentive offerings, possibly resulting in an incremental allowance at the time the incentive is offered.

Merchandise Inventories – Retail store inventories are valued at the lower of cost or market using the retail inventory first-in, first-out (“FIFO”) method, and wholesale and Direct inventories are valued at the lower of cost or market, on an average cost basis that approximates the FIFO method.  Freight costs are included in inventory and vendor promotional allowances are recorded as a reduction in inventory cost.  These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations as well as gross margins. Markdowns are recorded when the sales value of the inventory has diminished.  Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends.  Additionally, we accrue for planned but unexecuted markdowns.  If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.  Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Inventory reserves were $1,557,000 at July 25, 2009, and $1,312,000 at July 26, 2008.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit.  Direct-response advertising consists primarily of product catalogs of FOH Holdings’ mail order subsidiary.  The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally six months.  The realizability of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future net revenues. Direct-response advertising costs of $1,751,000 and $2,297,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at July 25, 2009 and July 26, 2008, respectively. Management believes that they have appropriately determined the expected period of future benefit as of the date of its consolidated financial statements; however, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.

Impairment of Long-Lived Assets – We review long-lived assets, including property and equipment and our amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows.  If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets.  Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required.  For the year ended July 25, 2009, we recorded a $621,000 impairment of property and equipment, which is included in selling, general and administrative expenses on the consolidated statement of operations.  No impairment was recorded for the year ended July 26, 2008.

Goodwill and Intangible Assets – We have certain intangible assets and previously had goodwill.  Intangible assets consist of trademarks, principally the Frederick’s of Hollywood trade name, customer relationships, favorable leases and domain names recognized in accordance with purchase accounting.  Goodwill represented the portion of the purchase price that could not be attributed to specific tangible or identified intangible assets recorded in connection with purchase accounting.  Goodwill was not deductible for tax purposes.  We amortize customer relationships and favorable leases over estimated useful lives of four years and the remaining lease term, respectively.  The customer relationships are amortized by an accelerated method based upon customer retention rates and favorable leases are amortized on a straight-line basis.  We have determined the trademarks and domain names to have indefinite lives.  Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) requires us to not amortize goodwill and certain other indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred.  SFAS 142 requires goodwill to be allocated to reporting units.  As our market capitalization was significantly below our book value at January 24, 2009, we performed an impairment analysis.  We determined that the goodwill balances on both the retail and wholesale segments were impaired as a result of our current and future projected financial results due to the poor macroeconomic outlook and a reduction in wholesale business with Walmart.  Accordingly, we recorded a goodwill impairment charge of $19,100,000 in the second quarter of fiscal year 2009.  After recognizing the impairment charge, we have no remaining goodwill on our consolidated balance sheet.  No impairment was recorded for the year ended July 26, 2008.

Income Taxes – Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in our financial statements and income tax returns.  We provide a valuation allowance for deferred income tax assets when it is considered more likely than not that all or a portion of such deferred income tax assets will not be realized. Due to the merger, we underwent a change in control under Section 382 of the Internal Revenue Code and, therefore, certain pre-merger net operating loss carryforwards will be limited.

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

The following table shows each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the consolidated financial statements included elsewhere in this report (in thousands, except for percentages, which percentages may not add due to rounding):

	Year Ended
	July 25, 2009		July 26, 2008(1)		July 28, 2007
Net sales	$176,310	100.0%	$182,233	100.0%	$155,238	100.0%
Cost of goods sold, buying and occupancy	115,098	65.3%	115,306	63.3%	90,201	58.1%
Gross profit	61,212	34.7%	66,927	36.7%	65,037	41.9%
Selling, general and administrative expenses	74,496	42.3%	80,108	44.0%	61,996	39.9%
Goodwill impairment	19,100	10.8%	-	0.0%	-	0.0%
Operating income (loss)	(32,384)	(18.4)%	(13,181)	(7.2)%	3,041	2.0%
Interest expense, net	1,531	0.8%	2,048	1.1%	2,093	1.3%
Income (loss) from continuing operations before income tax provision	(33,915)	(19.2)%	(15,229)	(8.4)%	948	0.6%
Income tax provision	132	0.1%	154	0.1%	548	0.4%
Income (loss) from continuing operations	(34,047)	(19.3)%	(15,383)	(8.4)%	400	0.3%
Discontinued operations, net of tax provision	-	0.0%	-	0.0%	41	0.0%
Net income (loss)	(34,047)	(19.3)%	(15,383)	(8.4)%	441	0.3%
Less: Preferred stock dividends	584		281		-
Net income (loss) applicable to common shareholders	$(34,631)		$(15,664)		$441

(1)	Reflects the merged entity as of January 28, 2008. See Note 1 to the consolidated financial statements contained elsewhere in this report.

Fiscal Year 2009 Compared to Fiscal Year 2008

Net Sales

Net sales for the year ended July 25, 2009 decreased to $176,310,000 as compared to $182,233,000 for the year ended July 26, 2008, and were comprised of retail and wholesale sales as follows (in thousands):

	Year Ended
	July 25, 2009	July 26, 2008(1)	Increase/ (Decrease)	% of Increase / (decrease) from prior year
Retail Stores	$89,863	$95,754	$(5,891)	(6.2)%
Retail Direct (catalog and website)	51,947	57,994	(6,047)	(10.4)%
Total retail	141,810	153,748	(11,938)	(7.8)%
Total wholesale	34,500	28,485	6,015	21.1%
Total net sales	$176,310	$182,233	$(5,923)	(3.3)%

(1)
Only includes historical information for the wholesale division for the six months ended July 26, 2008 and not for the first six months of fiscal year 2008.  See Note 1 to the consolidated financial statements contained elsewhere in this report.

The decrease in net sales resulted primarily from a decrease in retail net sales, partially offset by the addition of a full twelve months of wholesale net sales for fiscal year 2009 as compared to the addition of only six months of wholesale net sales for fiscal year 2008 following the consummation of the merger in January 2008.  The decrease in retail net sales was primarily due to a decrease in consumer spending resulting from the challenging macroeconomic environment.  In addition,

•	Total store sales decreased by $5,891,000, or 6.2%, for the year ended July 25, 2009 as compared to the year ended July 26, 2008.

•
Comparable store sales decreased by $5,824,000, or 6.5%, for the year ended July 25, 2009 as compared to the year ended July 26, 2008.  Comparable store sales are defined as net sales for stores that have been open for at least one complete year.

•	Direct sales, which are comprised of sales from our catalog and website operations, decreased by $6,047,000, or 10.4%, for the year ended July 25, 2009 as compared to the year ended July 26, 2008.

The following chart, which is included for comparative purposes only, includes the wholesale division’s net sales for the years ended July 25, 2009 and July 26, 2008.  The wholesale division’s net sales that are included in the consolidated financial statements contained elsewhere in this report include the year ended July 25, 2009 and the six months ended July 26, 2008, but do not include the first six months of fiscal year 2008 ($ in thousands):

Customer	July 25, 2009		July 26, 2008
Walmart	$11,029	32.0%	$33,877	59.8%
All other U.S. customers	22,396	64.9%	21,972	38.8%
Total U.S. customers	33,425	96.9%	55,849	98.6%
Canada	1,075	3.1%	807	1.4%
Total	$34,500	100.0%	$56,656	100.0%

The wholesale division’s backlog of open orders by customer as of July 25, 2009 and July 26, 2008 was as follows ($ in thousands):

Customer	Backlog of orders at July 25, 2009	% of total orders	Backlog of orders at July 26, 2008	% of total orders	Decrease from prior year	% of decrease from prior year
Walmart	$40	0.5%	$9,709	39.2%	$(9,669)	(99.6)%
All other U.S. customers	7,550	92.9%	14,246	57.5%	(6,696)	(47.0)%
Total U.S. customers	7,590	93.4%	23,955	96.7%	(16,365)	(68.3)%
Canada	540	6.6%	830	3.3%	(290)	(34.9)%
Total	$8,130	100.0%	$24,785	100.0%	$(16,655)	(67.2)%

The backlog of orders was $8,130,000 as of July 25, 2009 and $24,785,000 as of July 26, 2008.  Orders are booked upon receipt.  Our open order position with Walmart as of July 25, 2009 was $40,000 as compared to $9,709,000 as of July 26, 2008.  The reduction is primarily the result of Walmart shifting its focus to product categories that differ from the ones Walmart historically purchased from us.  Walmart is also producing its own merchandise for sale to its customers and selecting competing vendors.  We have been developing products to accommodate these business changes and appeal to Walmart’s customers and, as a result, we received an order for approximately $2,800,000 during the first quarter of fiscal year 2010. However, we cannot be assured that our sales to Walmart will return to historical levels.  The open orders for all other U.S. customers at July 25, 2009 was $7,550,000 as compared to $14,246,000 at July 26, 2008, which is the result of a decrease in consumer spending resulting from the challenging macroeconomic environment, as well as our retail customers sourcing and producing merchandise themselves and selecting competing vendors.  Customers not only select different vendors based on product design, the desirability of fabrics and styles, price, quality and reliability of service and delivery, but also on branding capabilities.  We believe that retail customers producing products themselves and selecting vendors with branding capabilities are material trends that could adversely affect our sales in the future. Accordingly, during the fourth quarter of fiscal year 2009, we developed a branding/product development strategy targeting our wholesale division’s mass merchandising customers.  The new focused product lines are heavily influenced by our retail creative and design teams.  As one of our key strategic initiatives for fiscal year 2010, we will continue to offer product under the wholesale brand name, Cinema Etoile®, as well as develop Frederick’s of Hollywood brand extension opportunities with select wholesale customers.

Gross Profit

	Year Ended
	July 25, 2009	July 26, 2008	Decrease
Retail gross margin	37.8%	38.9%	(1.1)%
Wholesale gross margin	22.2%	25.1%	(2.9)%
Total gross margin	34.7%	36.7%	(2.0)%

Gross margin (gross profit as a percentage of net sales) for the year ended July 25, 2009 was 34.7% as compared to 36.7% for the prior year.  The lower total gross margin reflects a lower gross margin for both the retail and wholesale divisions.  The largest contributors to the decrease in gross margin for the retail division were the following:

•
Occupancy costs, which consist of rent, common area maintenance, utilities and real estate taxes, decreased by $608,000 for the year ended July 25, 2009 as compared to the year ended July 26, 2008; however, as a percentage of sales, occupancy costs increased by 0.7 percentage points as a result of lower retail sales.  The decrease in occupancy costs for the year ended July 25, 2009 is attributable to reductions in real estate management, repair and maintenance costs and other related expenses, partially offset by an increase in rent expense and common area maintenance costs.

•
Depreciation increased by $242,000 for the year ended July 25, 2009 as compared to the year ended July 26, 2008.  As a percentage of sales, depreciation increased by 0.3 percentage points for the year ended July 25, 2009 as compared to the year ended July 26, 2008.  This increase was due to additional depreciation associated with the construction costs for new and remodeled stores opened during fiscal year 2008.

•
Freight costs decreased by $653,000 for the year ended July 25, 2009 as compared to the year ended July 26, 2008.  As a percentage of sales, freight costs decreased by 0.2 percentage points for the year ended July 25, 2009 as compared to the year ended July 26, 2008.  This decrease was due to reductions in direct shipments and in the number of replenishment shipments sent to our retail stores.

•
Costs associated with our retail distribution center decreased by $327,000 for the year ended July 25, 2009 as compared to the year ended July 26, 2008; however, as a percentage of sales, retail distribution costs increased by 0.1 percentage points as a result of lower retail sales.

The lower gross margin for our wholesale division was the result of lower overall wholesale sales, which increased the percentage of our fixed overhead production costs as they relate to sales.

Selling, General and Administrative Expenses

	Year Ended
	July 25, 2009	July 26, 2008(1)	Increase/ (Decrease)
Retail	$56,479	$68,450	$(11,971)
Wholesale	15,733	10,143	5,590
Unallocated corporate executive office	2,284	1,515	769
Total	$74,496	$80,108	$(5,612)

(1)
Only includes historical information for the wholesale division for the six months ended July 26, 2008 and not for the first six months of fiscal year 2008.  See Note 1 to the consolidated financial statements contained elsewhere in this report.

Selling, general and administrative expenses for the year ended July 25, 2009 decreased by $5,612,000 to $74,496,000, or 42.3% of sales, from $80,108,000, or 44.0% of sales, for the year ended July 26, 2008.  The selling, general and administrative expenses for the wholesale division and the unallocated expenses related to the corporate executive office for the year ended July 26, 2008 only include the expenses for the six months ended July 26, 2008 and do not include the selling, general and administrative expenses for the first six months of fiscal year 2008, which were approximately $10,177,000 for the wholesale division and are provided for comparative purposes only.

The decrease in selling, general and administrative expenses for the year ended July 25, 2009 as compared to the year ended July 26, 2008, as reflected in the consolidated financial statements contained elsewhere in this report, was primarily due to a decrease in selling, general and administrative expenses for the retail division, partially offset by the addition of a full twelve months of selling, general and administrative expenses for the wholesale division and corporate executive office.

The retail division’s selling, general and administrative expenses decreased by $11,971,000 to $56,479,000 for the year ended July 25, 2009 from $68,450,000 for the year ended July 26, 2008.  This decrease resulted from the following:

•	Expenses related to the retail division’s overhead decreased by $4,363,000. This decrease was primarily due to:

•
a $1,535,000 reduction in professional fees, which resulted primarily from higher fees in the prior year related to accounting services provided in connection with the accelerated audit of the FOH Holdings’ fiscal 2007 year end financial statements and higher audit and tax related fees in the prior year;

•
a $1,175,000 decrease in salaries and salary related costs, which resulted from a reduction in personnel as well as bonuses that were paid in the prior year in accordance with three employees’ equity incentive agreements in connection with the merger (including the Chief Executive Officer of the retail division);

•	a $744,000 reduction in consulting fees, which resulted from hiring permanent personnel to replace third party consultants; and

•	a $443,000 decrease in insurance expense as a result of the purchase in the prior year of additional policies required upon the consummation of the merger.

•
Store selling, general and administrative expenses decreased by $1,897,000, which was primarily due to decreases in (1) store salaries and salary-related costs of $871,000, which is the result of reductions in store staffing requirements, and decreases in earned incentives due to lower sales, (2) store support costs of $598,000 due to reductions in personnel, fewer district sales meetings and corresponding reductions in travel expenses, (3) in-store advertising costs of $440,000, and (4) credit card fees of $178,000 due to lower sales.  Included in store selling, general and administrative expenses was an impairment of property and equipment of $174,000.

•
Direct selling, general and administrative expenses decreased by $4,064,000, primarily as a result of a $1,786,000 reduction in catalog costs, a $467,000 decrease in salary-related costs of our call center and a $415,000 decrease in equipment maintenance costs.  We also settled a lawsuit in fiscal year 2009 related to the unsuccessful launch of a new website platform in fiscal year 2008, pursuant to which we received a lump sum cash payment and other non-cash consideration totaling $756,000.  The reduction in catalog costs was due to a 6% decrease in circulation compared to the prior year.  The decrease in call center costs was due to a reduction in staffing requirements related to lower sales. Equipment maintenance costs declined because the maintenance of only one website platform was required instead of two separate ones in the prior year as a result of an unsuccessful transition to a new platform.

•
Brand marketing expenses decreased by $1,647,000 to $596,000.  The primary reason for this decrease was that a fashion show and charity auction that were held in the first quarter of fiscal year 2008 were not held in the comparable period in fiscal year 2009. Brand marketing is used to increase brand awareness through the announcement of new product launches, the arrival of seasonal collections and the opening of new stores.  This is accomplished primarily through public relations activities, including press releases and media events.

The wholesale division’s selling, general and administrative expenses increased by $5,590,000 to $15,733,000 for the year ended July 25, 2009 from $10,143,000 for the year ended July 26, 2008.  This increase is the result of reporting a full twelve months of expenses in the current period as compared to only six months of expenses in the same period in the prior year.  Additionally, for the year ended July 25, 2009, we recorded an impairment charge of $447,000 to write down the carrying value of the building that we own in Poplarville, Mississippi to its current market value.  This impairment charge is included in the selling, general and administrative expenses of $15,733,000.

The unallocated expenses related to the corporate executive office also increased by $769,000 to $2,284,000 for the year ended July 25, 2009 from $1,515,000 for the year ended July 26, 2008.  These expenses include costs associated with our Chief Executive Officer, Chief Financial Officer and former Executive Chairman, as well as our Board of Directors.  This increase is the result of reporting a full twelve months of expenses in the current period as compared to only six months of expenses in the same period in the prior year.

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

Interest Expense, Net

During the year ended July 25, 2009, net interest expense was $1,531,000 as compared to $2,048,000 for the year ended July 26, 2008.  This $517,000 decrease is the result of lower interest rates, partially offset by overall higher borrowing levels as compared to the prior year.

Income Tax Provision

Our income tax provision for the years ended July 25, 2009 and July 26, 2008 primarily represents minimum and net worth taxes due in various states.  Due to the uncertainty of realization in future periods, no tax benefit has been recognized on the net losses for these years.  Accordingly, a full valuation allowance has been established on the current loss and all net deferred tax assets existing at the end of the period excluding the deferred tax liability related to trademarks, which have an indefinite life.  Historically, the subsequent utilization of certain net operating losses (“NOLs”) resulted in a reduction of goodwill equal to the tax benefit realized.  However, as a result of the recent adoption of SFAS 141R, those tax benefits will now reduce the income tax provision rather than goodwill.  However, future realization of tax benefits related to certain NOLs will be subject to limitations under Section 382 of the Internal Revenue Code (“Section 382”) as discussed below.

Section 382 contains provisions that may limit the availability of NOL carryforwards to be used to offset taxable income in any given year upon the occurrence of certain events, including significant changes in ownership interests. As a result of the merger, we underwent a change in control under Section 382 with respect to the Movie Star entity and, therefore, the pre-merger NOLs of Movie Star will be subject to annual limitations.  Furthermore, we experienced an ownership change on March 3, 2005, which also resulted in a Section 382 limitation on NOLs generated by FOH Holdings prior to that date. However, with regard to the FOH Holdings’ NOLs, we estimate that the cumulative pre-ownership change NOLs are below the aggregate Section 382 annual limitations that will be available over the remaining carryforward period.  As a result, we will be able to fully utilize the pre-ownership change NOLs to the extent that we generate sufficient taxable income within the carryforward period.

Fiscal Year 2008 Compared to Fiscal Year 2007

Net Sales

Net sales for the year ended July 26, 2008 increased to $182,233,000 as compared to $155,238,000 for the year ended July 28, 2007, and were comprised of retail and wholesale sales as follows (in thousands):

	Year Ended
Net Sales	July 26, 2008	July 28, 2007
Retail	$153,748	$155,238
Wholesale	28,485	-
Total net sales	$182,233	$155,238

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

The wholesale division’s net sales by customer, which are included in total net sales for the year ended July 26, 2008, were as follows ($ in thousands):

Customer	Year ended July 26, 2008
Walmart	$18,797	66.0%
All other U.S. customers	9,334	32.8%
Total U.S. customers	28,131	98.8%
Canada	354	1.2%
Total	$28,485	100.0%

The wholesale division’s backlog of open orders by customer as of July 26, 2008 was as follows ($ in thousands):

Customer	As of July 26, 2008
Walmart	$9,709	39.2%
All other U.S. customers	14,246	57.5%
Total U.S. customers	23,955	96.7%
Canada	830	3.3%
Total	$24,785	100.0%

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

Income Tax Provision — Continuing Operations

Our income tax provision for the year ended July 26, 2008 primarily represents minimum and net worth taxes due in various states.  Due to the uncertainty of realization in future periods, no tax benefit has been recognized on the current year loss.  Accordingly, a full valuation allowance has been established on the current loss and all net deferred tax assets existing at the end of the period excluding the deferred tax liability related to trademarks.  Due to the merger, we underwent a change in control under Section 382 of the Internal Revenue Code with respect to the Movie Star entity and, therefore, the pre-merger net operating loss carryforwards of Movie Star will be subject to annual limitations.

Our income tax provision for the year ended July 28, 2007 includes a provision for federal, state and local income taxes.  However, for tax filing purposes, we utilized net operating losses NOLs to eliminate virtually all of the taxes otherwise due.  Purchase accounting rules then required that the tax benefit resulting from utilization of the NOL be reflected as a reduction of goodwill rather than as reduction of tax expense in the statement of earnings.  This treatment is in accordance with SFAS 141 and 109.  However, as a result of revisions to SFAS 141 (i.e., SFAS 141R), tax benefits recognized in annual reporting periods beginning on or after December 15, 2008 would reduce the income tax provision rather than goodwill.  With regard to the remaining NOL carryforward and other deferred tax assets, we periodically review our historical and projected taxable income and consider available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will not be realized.  Based on that analysis, a full valuation allowance was established for our net deferred tax assets excluding the deferred tax liability related to trademarks which is not expected to reverse in the same periods as the net deferred tax assets.

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

Liquidity and Capital Resources

Cash Used in Operations

Net cash provided by operating activities for the year ended July 25, 2009 was $5,538,000, resulting primarily from the following:

•	non-cash expenses of $5,878,000 for depreciation and amortization;

•	non-cash stock-based compensation expense of $826,000;

•	non-cash accrued interest on long term related party debt of $775,000;

•	a non-cash expense for deferred rent and tenant allowances of $732,000;

•
a non-cash impairment of long lived assets of $621,000, which was due to the write down of the carrying value of the building that we own in Poplarville, Mississippi to its current market value; and the impairment of the property and equipment related to one of our retail stores;

•
a decrease in accounts receivable of $4,242,000, which was due to lower wholesale sales for the last month (July) of the year ended July 25, 2009 as compared to the last month (July) of the year ended July 26, 2008;

•	a decrease in merchandise inventories of $2,736,000 due to lower finished good inventory levels for the wholesale division;

•	a decrease in prepaid expenses and other current assets of $972,000, which was primarily due to decreases in prepaid direct response advertising costs and prepaid insurance;

•	an increase in accounts payable and other accrued expenses of $3,254,000 due to normal seasonal fluctuations; and

•	$575,000 received from landlords for tenant improvement allowances.

These improvements in cash flow were partially offset by a net loss of $14,947,000 (excluding a non-cash impairment to goodwill of $19,100,000) for the year ended July 25, 2009.

Cash Used in Investing Activities

Net cash used in investing activities for the year ended July 25, 2009 was $3,882,000, which resulted primarily from expenditures for new stores of $1,452,000, a store relocation of $375,000, the launch of our new website platform of $1,053,000 and various software applications and computer related hardware purchases of $441,000.

Cash Used in Financing Activities

Net cash used in financing activities for the year ended July 25, 2009 was $1,892,000, resulting primarily from net borrowings of $1,848,000 under our revolving credit facility.

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

The Facility is for a maximum amount of $50 million comprised of a $25 million line of credit with a $15 million sub-limit for letters of credit, and up to an additional $25 million commitment in increments of $5 million at our option so long as the borrowers are in compliance with the terms of the Facility.  The actual amount of credit available under the Facility is determined by using measurements based on the borrowers’ receivables, inventory and other measures.  The Facility is secured by a first priority security interest in the assets of the borrowers.  Interest is payable monthly, in arrears, at interest rates that were recently increased in connection with the second amendment to the Facility described below.

On November 4, 2008, the borrowers utilized the accordion feature under the Facility to increase the borrowing limit from $25 million to $30 million.  In utilizing the accordion feature, the borrowers’ minimum availability reserve increased by $375,000 (7.5% of the $5,000,000 increase) to $2,250,000 (7.5% of the $30,000,000) and we incurred a one-time closing fee of $12,500.

On September 21, 2009, the Facility was amended to provide for a $2.0 million bridge facility at an annual interest rate of LIBOR plus 10%, to be repaid upon the earlier of December 7, 2009 and the consummation of a financing in which we receive net proceeds of at least $4.9 million (a “Recapitalization Event”).  On October 23, 2009, the Facility was further amended to extend the December 7, 2009 repayment date to August 1, 2010 and to reduce the net proceeds that we are required to receive in a Recapitalization Event to at least $4.4 million.  Our failure to complete a Recapitalization Event by August 1, 2010 will result in a violation of a covenant under the Facility.  If such violation is not waived by the Senior Lender, it will constitute an event of default.

The interest rates on “Base Rate” loans and “LIBOR Rate” loans under the Facility, as amended, were increased as follows:

•	“Base Rate” loan interest rates were increased from the Wells Fargo prime rate less 25 basis points to the Wells Fargo prime rate plus 175 basis points; and

•	“LIBOR Rate” loan interest rates were increased from LIBOR plus 150 basis points to LIBOR plus 300 basis points.

The fee on any unused portion of the Facility was also increased from 25 basis points to 50 basis points.  In addition, upon a Recapitalization Event, the applicable percentages used in calculating the borrowing base under the Facility will be reduced.

In connection with the amendments, we incurred a one-time amendment fee of $150,000, one half of which has been paid and the remainder will be paid upon the Recapitalization Event.  All other material terms of the Facility remain unchanged.

The Facility contains customary representations and warranties, affirmative and negative covenants and events of default.  The borrowers also agreed to maintain specified minimum availability reserves in lieu of financial covenants, fixed charge coverage and overall debt ratios.  At July 25, 2009, we were in compliance with our minimum availability reserve requirements.

As of July 25, 2009, we had $9,245,000 outstanding under the Facility at a rate of 3.0%.  For the year ended July 25, 2009, borrowings under the Facility peaked at $26,436,000 and the average borrowing during the period was approximately $14,404,000.  In addition, we had $1,528,000 of outstanding letters of credit under the Facility as of July 25, 2009.

Long Term Debt – Related Party

As of July 25, 2009, we had $13,336,000 of long term debt due to Fursa.  This debt is referred to as “Tranche C Debt.”  In connection with the merger and the amendment of the Old Facility with the Senior Lender, Fursa extended the maturity date of the Tranche C Debt to July 28, 2012.  This debt bears interest at the fixed rate of 7% per annum with 1% payable in cash and 6% payable in kind.

Preferred Stock

On January 28, 2008, in connection with the merger, we issued an aggregate of 3,629,325 shares of our Series A 7.5% Convertible Preferred Stock to Fursa in exchange for a $7,500,000 portion of the debt owed by FOH Holdings and its subsidiaries.  The Series A Preferred Stock is convertible at any time at the option of the holders into an aggregate of 1,512,219 shares of common stock, subject to adjustment.  As of July 25, 2009, we had accrued dividends of $865,000.

Future Financing Requirements

For the year ended July 25, 2009, our working capital decreased by $9,683,000 to ($2,794,000), primarily due to our loss from operations.  As our business continues to be effected by limited working capital, we plan to carefully manage our working capital and continue to look for ways to improve our working capital position.

We believe that the available borrowings under the Facility, along with our projected operating cash flows, will be sufficient to cover our working capital requirements and capital expenditures through the end of fiscal year 2010.  In September and October 2009, the Facility was amended to provide for a $2.0 million bridge facility to be repaid upon the earlier of August 1, 2010 and the consummation of a Recapitalization Event.  Unless we consummate a Recapitalization Event by August 1, 2010, we will be in violation of a covenant under the Facility.  If such violation is not waived by the Senior Lender, it will constitute an event of default.  There can be no assurance that we will be able to consummate a Recapitalization Event and repay the bridge facility as required under the Facility.

We expect that our capital expenditures for fiscal year 2010 will be approximately $4,100,000, primarily for new store openings and remodelings, improvements to our information technology systems and other general corporate expenditures.

Off Balance Sheet Arrangements

Other than the contractual commitments set forth in the table above, we are not a party to any material off-balance sheet financing arrangements.

Effect of New Accounting Standards

See Note 2, “Summary of Significant Accounting Policies,” included in the Notes to the Consolidated Financial Statements contained elsewhere in this report for a discussion of recent accounting developments and their impact on our consolidated financial statements.  None of the new accounting standards are anticipated to materially impact us.

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

ITEM 7A. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

We are exposed to interest rate risk associated with our Facility.  As of July 25, 2009, interest accrued at an agreed to reference rate, which was, at our election, either the Wells Fargo prime rate less 25 basis points or LIBOR plus 150 basis points.  Effective September 21, 2009, the Facility was amended to provide for interest to accrue at an agreed to reference rate, which shall be, at our election, either the Wells Fargo prime rate plus 175 basis points or LIBOR plus 300 basis points.  Outstanding borrowings were at the rate of 3.0% at July 25, 2009.  For the year ended July 25, 2009, borrowings under the Facility peaked at $26,436,000 and the average borrowing during the period was approximately $14,404,000.

An increase in the interest rate of 100 basis points would have increased the interest on the Facility borrowings by approximately $144,000 for the year ended July 25, 2009.

Foreign Currency Risks

We enter into a significant amount of purchase obligations outside of the U.S., all of which are negotiated and settled in U.S. dollars.  Therefore, on our current open purchase order position we have no exposure to foreign currency exchange risks.  However, fluctuations in foreign currency rates could have an impact on our future purchases.

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

Item	Page

Reports of Independent Registered Public Accounting Firms	37-38

Consolidated Balance Sheets at July 25, 2009 and July 26, 2008	39

Consolidated Statements of Operations for the years ended July 25, 2009 and July 26, 2008	40

Consolidated Statements of Shareholders’ Equity for the years ended July 25, 2009 and July 26, 2008	41

Consolidated Statements of Cash Flows for the years ended July 25, 2009 and July 26, 2008	42-43

Notes to Consolidated Financial Statements	44-65

Financial Statement Schedule:

For the fiscal years ended July 25, 2009 and July 26, 2008:
II – Valuation and Qualifying Accounts	66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Frederick’s of Hollywood Group Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Frederick’s of Hollywood Group Inc. and subsidiaries as of July 25, 2009 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended.  Our audit also included the financial statement schedule listed in the Index at item 15 for the year ended July 25, 2009. These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Frederick’s of Hollywood Group Inc. and subsidiaries at July 25, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/	MHM Mahoney Cohen CPAs
(The New York Practice of Mayer Hoffman McCann P.C.)
New York, New York
October 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Frederick’s of Hollywood Group Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Frederick’s of Hollywood Group Inc. and subsidiaries as of July 26, 2008 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended.  Our audit also included the financial statement schedule listed in the Index at item 15 for the year ended July 26, 2008. These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

/s/ 25 MAD LIQUIDATION CPA, P.C.
(formerly known as Mahoney Cohen & Company, CPA, P.C.)
New York, New York
October 24, 2008

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED BALANCE SHEETS
JULY 25, 2009 AND JULY 26, 2008
(In Thousands, Except Share Data)

	July 25,	July 26,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$555	$791
Accounts receivable	2,643	6,985
Income tax receivable	172	112
Merchandise inventories	21,836	24,572
Prepaid expenses and other current assets	2,543	3,515
Deferred income tax assets	3,117	2,766
Total current assets	30,866	38,741
PROPERTY AND EQUIPMENT, Net	20,663	22,576
GOODWILL	-	19,100
INTANGIBLE AND OTHER ASSETS	26,108	27,265
TOTAL ASSETS	$77,637	$107,682

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$9,245	$11,093
Current portion of long-term	-	50
Accounts payable and other accrued expenses	24,415	20,709
Total current liabilities	33,660	31,852
DEFERRED RENT AND TENANT ALLOWANCES	4,707	3,846
LONG TERM DEBT-related party	13,336	12,561
OTHER	16	55
DEFERRED INCOME TAX LIABILITIES	12,153	11,802
TOTAL LIABILITIES	63,872	60,116
PREFERRED STOCK, $.01 par value – authorized, 10,000,000 shares at July 25, 2009 and July 26, 2008; issued and outstanding 3,629,325 shares of Series A preferred stock at July 25, 2009 and July 26, 2008	7,500	7,500
COMMITMENTS AND CONTINGENCIES (NOTE 10)	-	-
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value – authorized, 200,000,000 shares at July 25, 2009 and July 26, 2008; issued and outstanding 26,394,158 shares at July 25, 2009 and 26,141,194 shares at July 26, 2008	263	261
Additional paid-in capital	60,444	59,558
Accumulated deficit	(54,375)	(19,744)
Accumulated other comprehensive loss	(67)	(9)
TOTAL SHAREHOLDERS’ EQUITY	6,265	40,066
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$77,637	$107,682

See notes to consolidated financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JULY 25, 2009 AND JULY 26, 2008
(In Thousands, Except Per Share Amounts)

	Year Ended
	July 25,	July 26,
	2009	2008 (see Note 1)

Net sales	$176,310	$182,233
Cost of goods sold, buying and occupancy	115,098	115,306
Gross profit	61,212	66,927
Selling, general and administrative expenses	74,496	80,108
Goodwill impairment	19,100	-
Operating loss	(32,384)	(13,181)
Interest expense	1,544	2,057
Interest income	(13)	(9)
Loss before income tax provision	(33,915)	(15,229)
Income tax provision	132	154
Net loss	(34,047)	(15,383)
Less: Preferred stock dividends	584	281
Net loss applicable to common shareholders	$(34,631)	$(15,664)

Basic net loss per share	$(1.32)	$(.83)

Diluted net loss per share	$(1.32)	$(.83)

Weighted average shares outstanding – basic	26,272	18,973
Weighted average shares outstanding – diluted	26,272	18,973

See notes to consolidated financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED JULY 25, 2009 AND JULY 26, 2008
 (In Thousands, Except Share Amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

BALANCE, JULY 28, 2007	11,844,591	$118	$16,603	$(4,080)	$-	$12,641
Merger related transactions (see Note 1):
Proceeds from rights offering, net
of offering costs of $1,413	5,681,818	57	18,530	-	-	18,587
Movie Star common stock issued	8,243,784	82	21,396	-	-	21,478
Stock options issued	-	-	1,237	-	-	1,237
Stock issued	50,000	1	154	-	-	155
Total merger related transactions	13,975, 602	140	41,317	-	-	41,457
Net loss	-	-	-	(15,383)	-	(15,383)
Cumulative translation adjustment	-	-	-	-	(9)	(9)
Comprehensive loss						(15,392)
Stock based compensation	-	-	1,626	-	-	1,626
Issuance of common stock	314,200	3	(3)	-	-	-
Issuance of common stock for directors’ fees	6,801	-	15	-	-	15
Accrued dividend on preferred stock	-	-	-	(281)	-	(281)
BALANCE, JULY 26, 2008	26,141,194	261	59,558	(19,744)	(9)	40,066
Net loss				(34,047)		(34,047)
Cumulative translation adjustment	-	-	-	-	(58)	(58)
Comprehensive loss						(34,105)
Stock based compensation	-	-	826	-	-	826
Issuance of common stock	117,483	1	(1)	-	-	-
Issuance of common stock for directors’ fees	118,813	1	55	-	-	56
Stock options exercised	16,668	-	6	-	-	6
Accrued dividend on preferred stock	-	-	-	(584)	-	(584)
BALANCE, JULY 25, 2009	26,394,158	$263	$60,444	$(54,375)	$(67)	$6,265

See notes to consolidated financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 25, 2009 AND JULY 26, 2008
 (In Thousands)

	July 25,	July 26,
	2009	2008 (see Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,047)	$(15,383)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Goodwill impairment	19,100	-
Provision for sales allowances and doubtful accounts	(346)	42
Issuance of common stock for directors’ fees	56	15
Stock-based compensation expense	826	1,626
Impairment of property and equipment	621	-
Loss on disposal of property and equipment	60	181
Amortization of deferred financing costs	44	81
Depreciation and amortization	5,878	4,971
Non-cash accrued interest on long-term debt – related party	775	732
Amortization of deferred rent and tenant allowances	732	644
Changes in operating assets and liabilities, net of effects of the merger:
Accounts receivable	4,242	980
Merchandise inventories	2,736	5,399
Prepaid expenses and other current assets	972	(108)
Income tax receivable	(60)	19
Other assets	120	58
Accounts payable and other accrued expenses	3,254	(3,845)
Tenant improvements allowances	575	299
Net cash provided by (used in) operating activities	5,538	(4,289)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,882)	(7,165)
Cash paid for transaction costs	-	(1,531)
Cash acquired in merger	-	160
Net cash used in investing activities	(3,882)	(8,536)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under revolving line of credit	(1,848)	4,353
Proceeds from rights offering	-	20,000
Cash paid for issuance costs	-	(412)
Repayment of capital lease obligation	(50)	(75)
Exercise of stock options	6	-
Repayment of long-term debt – related party	-	(100)
Repayment of note payable-bank	-	(10,588)
Payment of deferred financing costs	-	(152)

Net cash provided by (used in ) financing activities	(1,892)	13,026
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(236)	201
CASH AND CASH EQUIVALENTS:
Beginning of period	791	590
End of period	$555	$791

(Continued)

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 25, 2009 AND JULY 26, 2008
 (In Thousands)

	Year Ended
	July 25, 2009	July 26, 2008 (see Note 1)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$688	$1,602
Taxes	$107	$134

(Concluded)

See notes to consolidated financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           MERGER AND BASIS OF PRESENTATION

Frederick’s of Hollywood Group Inc. (formerly Movie Star, Inc.) (the “Company”) is a New York corporation incorporated on April 10, 1935.  The Company is primarily a retailer of women’s intimate apparel and related products predominantly through mall-based specialty stores in the United States, which we refer to as “Stores,” and mail order catalogs and the Internet, which we refer to collectively as “Direct.” The Company also designs, manufactures, distributes and sells women’s intimate apparel to mass merchandisers, specialty and department stores, discount retailers, national and regional chains and direct mail catalog marketers throughout the United States and Canada.

The Company conducts its business through two operating divisions:  the retail division and the wholesale division.  Its business reporting segments are retail and wholesale.  The Company believes this method of segment reporting reflects both the way its business segments are managed and the way each segment’s performance is evaluated.  The retail segment includes Stores and Direct operations.  The wholesale segment includes wholesale operations in the United States and Canada.  Canadian sales represented approximately 3% and 1% of wholesale net sales for the years ended July 26, 2009 and July 26, 2008, respectively.

In September and October 2009, the Company’s senior revolving credit facility (the “Facility”) with Wells Fargo Retail Finance II, LLC (“Senior Lender”) was amended to provide for a $2.0 million bridge facility to be repaid upon the earlier of August 1, 2010 and the consummation of a financing in which the Company receives net proceeds of at least $4.4 million (a “Recapitalization Event”).  Unless the Company consummates a Recapitalization Event by August 1, 2010, the Company will be in violation of a covenant under the Facility.  If such violation is not waived by the Senior Lender, it will constitute an event of default.  There can be no assurance that the Company will be able to consummate a Recapitalization Event and repay the bridge facility as required under the Facility.  See Note 8.

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

In connection with the Merger, the Company issued to Fursa Alternative Strategies, LLC (“Fursa”) and certain funds and accounts affiliated with, managed by, or over which Fursa or any of its affiliates exercises investment authority, including, without limitation, with respect to voting and dispositive rights, and Tokarz Investments, LLC (“Tokarz Investments” and together with Fursa, the “FOH Holdings Stockholders”) an aggregate of 11,844,591 shares of the Company’s common stock in exchange for all of FOH Holdings’ outstanding common stock, of which 2,368,916 shares (representing 20% of the shares of common stock issued to the FOH Holdings Stockholders) were deposited into escrow for 18 months following the closing of the Merger, subject to extension under certain circumstances, to cover any indemnification claims that the Company may bring for certain matters, including breaches of FOH Holdings’ covenants, representations and warranties in the Merger Agreement.  Similarly, 618,283 treasury shares of common stock (representing 7.5% of the aggregate number of issued and outstanding shares of common stock immediately prior to the closing of the Merger) were deposited into escrow for 18 months following the closing of the Merger, subject to certain conditions, to cover any indemnification claims that may be brought by the FOH Holdings Stockholders against the Company.  On August 12, 2009, these shares were released from escrow.

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

Also in connection with the Merger, the Company issued to Performance Enhancement Partners, LLC (of which the Company’s former Executive Chairman is the sole member) and its Chief Financial Officer 50,000 and 24,194 shares of common stock, respectively, under the Company’s 2000 Performance Equity Plan in accordance with the terms of their respective consulting and employment agreements.  These shares were 100% vested upon issuance.  The Chief Executive Officer and certain other employees of FOH Holdings also were issued an aggregate of 290,006 non-plan shares of restricted common stock in accordance with the terms of the Merger Agreement and their respective equity incentive agreements (see Note 12).

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

Upon the closing of the Merger, Performance Enhancement Partners, LLC was awarded 50,000 fully vested shares of the Company’s common stock.  The fair value of the shares awarded has been included as an adjustment to the purchase price and to shareholders’ equity based upon the fair value of the shares on the date of issuance.  The fair value of the 50,000 shares issued was $155,000 based on the closing share price of $3.10 per share on the closing date of the Merger, January 28, 2008.

The purchase price attributable to stock options of $1,237,000 represents the fair value of the Company’s vested and unvested options valued using the Black-Scholes option pricing model as of December 18, 2006, net of the fair value of the Company’s stock options attributable to future vesting requirements as of January 28, 2008, the closing date of the Merger.
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

The pro forma information set forth below reflects nonrecurring transactions related to Movie Star’s merger related fees, which were approximately $1,252,000 for the year ended July 26, 2008.  Merger related fees are legal fees and accounting costs for due diligence.  These fees were expensed as a result of the Merger being treated as a reverse acquisition.

Year ended
($ in thousands except per share amounts)	July 26, 2008 (unaudited)

Net sales	$209,912
Net loss	$(16,870)
Net loss applicable to common shareholders	$(17,433)
Basic loss per share	$(.77)
Diluted loss per share	$(.77)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Fiscal Year – The Company’s fiscal year is the 52- or 53-week period ending on the last Saturday in July.  The Company’s consolidated financial statements for fiscal years 2009 and 2008 consist of the 52-week periods ended July 25, 2009 and July 26, 2008, respectively.

Cash and Cash Equivalents – The Company considers highly liquid investments with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable/Allowance for Doubtful Accounts and Sales Discounts – The Company’s accounts receivable is comprised primarily of the retail segments amounts due from commercial credit card companies and the wholesale segments trade receivables.  Credit card receivables of $1,156,000 and $1,197,000 at July 25, 2009 and July 26, 2008, respectively, represent amounts due from commercial credit card companies, such as Visa, MasterCard, and American Express, which are generally received within a few days of the related transaction.  The Company’s trade accounts receivable is net of allowance for doubtful accounts and sales discounts.  An allowance for doubtful accounts is determined through the analysis of the aging of accounts receivable at the date of the financial statements.  An assessment of the accounts receivable is made based on historical trends and an evaluation of the impact of economic conditions.  This amount is not significant, primarily due to the Company’s history of minimal bad debts. An allowance for sales discounts is based on discounts relating to open invoices where trade discounts have been extended to customers, costs associated with potential returns of products, as well as allowable customer markdowns and operational charge backs, net of expected recoveries.  These allowances are included as a reduction to net sales and are part of the provision for allowances included in accounts receivable.  The foregoing results from seasonal negotiations and historic deduction trends, net of expected recoveries and the evaluation of current market conditions. As of July 25, 2009 and July 26, 2008, accounts receivable was net of allowances of $633,000 and $979,000, respectively.  The wholesale accounts receivable as of July 25, 2009, net of the $633,000 allowance, was $1,263,000 and as of July 26, 2008, net of the $979,000 allowance, was $5,027,000.  Management believes its allowance for doubtful accounts and sales discounts to be appropriate, and actual results do not differ materially from those determined using necessary estimates.  However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Also, if market conditions were to worsen, management may take actions to increase customer incentive offerings, possibly resulting in an incremental allowance at the time the incentive is offered.

Merchandise Inventories – Retail store inventories are valued at the lower of cost or market using the retail inventory first-in, first-out (“FIFO”) method, and wholesale and Direct inventories are valued at the lower of cost or market, on an average cost basis that approximates the FIFO method. Freight costs are included in inventory and vendor promotional allowances are recorded as a reduction in inventory cost.

These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations and gross margins.  Markdowns are recorded when the sales value of the inventory has diminished.  Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends.  Additionally, the Company accrues for planned but unexecuted markdowns.  If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.  Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Inventory reserves were $1,557,000 at July 25, 2009, and $1,312,000 at July 26, 2008.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit.  Direct-response advertising consists primarily of product catalogs of FOH Holdings’ mail order subsidiary.  The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally six months.  The realizability of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future net revenues. Direct-response advertising costs of $1,751,000 and $2,297,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at July 25, 2009 and July 26, 2008, respectively. Management believes that they have appropriately determined the expected period of future benefit as of the date of its consolidated financial statements; however, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.

Property and Equipment – Property and equipment are stated at cost, adjusted for purchase accounting related to the Merger (see Note 1).  The Company’s policy is to capitalize expenditures that materially increase asset lives and expense ordinary repairs and maintenance as incurred. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets; three years for computer software, five years for machinery and computer equipment, three to seven years for furniture and equipment, fifteen to thirty years for buildings and improvements and the shorter of the remaining lease term or the estimated useful life for leasehold improvements.

Deferred Financing Costs – Deferred financing costs are amortized using the straight-line method over the terms of the related debt agreements, which approximate the effective interest method. Amortization of deferred financing costs for the years ended July 25, 2009 and July 26, 2008 was $44,000 and $81,000, respectively, and were included in interest expense in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets – The Company reviews long-lived assets, including property and equipment and its amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows.  If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets.  Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required.  For the year ended July 25, 2009, $621,000 was recorded for impairment of property and equipment which is included in selling, general and administrative expenses on the Consolidated Statement of Operations.  No impairment was recorded for the year ended July 26, 2008.

Goodwill and Intangible Assets – The Company has certain intangible assets and had goodwill.  Intangible assets consist of trademarks, principally the Frederick’s of Hollywood trade name, customer relationships, favorable leases and domain names recognized in accordance with purchase accounting.  Goodwill represented the portion of the purchase price that could not be attributed to specific tangible or identified intangible assets recorded in connection with purchase accounting.  Goodwill was not deductible for tax purposes.  The Company amortizes customer relationships and favorable leases over estimated useful lives of four years and the remaining lease term, respectively.  The customer relationships are amortized by an accelerated method based upon customer retention rates and favorable leases are amortized on a straight-line basis.  The Company has determined the trademarks and domain names to have indefinite lives.  Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) requires the Company to not amortize goodwill and certain other indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred.  SFAS 142 requires goodwill to be allocated to reporting units.  As the Company’s market capitalization was significantly below its book value at January 24, 2009, the Company performed an impairment analysis.  The Company determined that the goodwill balances on both the retail and wholesale segments were impaired as a result of its current and future projected financial results due to the poor macroeconomic outlook and a reduction in wholesale business with Walmart.  Accordingly, the Company recorded a goodwill impairment charge of $19,100,000 in the second quarter of fiscal 2009.  After recognizing the impairment charge, the Company has no remaining goodwill on its consolidated balance sheet.  No impairment was recorded for the year ended July 26, 2008.

Deferred Rent Obligations – The Company recognizes rent expense for operating leases on a straight-line basis (including the effect of reduced or free rent and contractually obligated rent escalations) over the lease term. The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight-line basis is included in deferred rent in the accompanying consolidated balance sheets. Cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives are recorded as deferred rent from tenant allowances.  Deferred rent related to tenant allowances is amortized using the straight-line method over the lease term as a reduction to rent expense.

Fair Value of Financial Instruments – The Company’s management believes the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value due to their short maturity.  The carrying amount of the revolving line of credit approximates fair value, as these borrowings have variable rates that reflect currently available terms and conditions for similar debt.  It is not practicable to estimate the fair value of long-term debt and preferred stock owed to a principal shareholder as a result of the related-party nature.

Accounting for Stock-Based Compensation – The Company follows the provisions of FASB Statement No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values on the grant date.  The Company recognizes the expense on a straight-line basis over the requisite service period, which is the vesting period.

Income Taxes – Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in the Company’s financial statements and income tax returns.  The Company provides a valuation allowance for deferred income tax assets when it is considered more likely than not that all or a portion of such deferred income tax assets will not be realized.  Due to the Merger, the Company underwent a change in control under Section 382 of the Internal Revenue Code and, therefore, its net operating loss carry-forwards will be limited (see Note 7).

Revenue Recognition – The Company records revenue at the point of sale for Stores, at the time of estimated receipt by the customer for Direct sales, and at the time of shipment to its wholesale customers.  Outbound shipping charges billed to customers are included in net sales.  The Company records an allowance for estimated returns from its retail consumers in the period of sale based on prior experience. At July 25, 2009 and July 26, 2008, the allowance for estimated returns from our retail customers was $947,000 and $1,207,000, respectively.  If actual returns are greater than those expected, additional sales returns may be recorded in the future.  Retail sales are recorded net of sales taxes collected from customers at the time of the transaction.

The Company records other revenues for shipping revenues, as well as for commissions earned on direct sell-through programs on a net basis as the Company acts as an agent on behalf of the related vendor.   For the years ended July 25, 2009 and July 26, 2008, total other revenues recorded in net sales in the accompanying consolidated statements of operations were $9,037,000 and $10,412,000, respectively.

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

Costs of Goods Sold, Buying, and Occupancy – The Company’s retail operations include the cost of merchandise, freight from vendors, shipping and handling, payroll and benefits for the design, buying, and merchandising personnel, warehouse and distribution, and store occupancy costs in Costs of Goods Sold, Buying, and Occupancy. Store occupancy costs include rent, deferred rent, common area maintenance, utilities, real estate taxes, and depreciation.

The Company’s wholesale operations include the cost of merchandise, freight from vendors, payroll and benefits for buying and manufacturing personnel, travel, plus rent and occupancy costs for satellite sourcing operations, and related depreciation expenses.

Shipping and Handling Costs – The Company’s retail operations include amounts billed to customers for shipping and handling in net sales at the time of shipment. Costs incurred for shipping and handling are included in costs of goods sold, buying, and occupancy.

The Company’s wholesale operations include shipping and handling costs within its selling, general and administrative expenses.  Shipping and handling costs for the wholesale operations aggregated approximately $2,099,000 for the year ended July 25, 2009 and $1,409,000 from January 28, 2008 (the closing date of the Merger) through July 26, 2008.

Selling, General, and Administrative Expenses – In the Company’s retail operations, selling, general and administrative expenses primarily include payroll and benefit costs for its store, catalog, and internet selling and administrative departments (including corporate functions), advertising, and other operating expenses not specifically categorized elsewhere in the consolidated statements of operations.

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

Advertising Costs – Costs associated with advertising, excluding direct-response advertising, and including in-store signage and promotions, are charged to operating expense when the advertising first takes place. For the years ended July 25, 2009 and July 26, 2008, the Company recorded advertising costs of approximately $4,917,000 and $6,631,000, respectively.

Store Pre-opening Costs – Store pre-opening costs and internal costs incurred prior to the opening of a new or relocated store are expensed as incurred.

Discontinued Operations – From time to time, the Company may consider closure of certain store locations that are determined to be either underperforming or inconsistent with its long-term operating strategy. In reaching a determination as to whether the results of a store will be eliminated from ongoing operations, the Company considers whether it is likely that customers will migrate to similar stores in the same geographic market. The Company’s consideration includes an evaluation of the proximity of those stores to the closed store as well as the migration of those customers to the Company’s direct channels. Discontinued operations consist of stores closed during the course of the year that do not meet these criteria. Accordingly, the Company excludes the operations of the stores not meeting the criteria from the ongoing operations of the Company and reports them separately as discontinued operations. For the years ended July 25, 2009 and July 26, 2008, all closed store locations met the criteria and are therefore not included in discontinued operations.

Net Income (Loss) Per Share – Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per share also includes the dilutive effect of potential common shares outstanding during the period from stock options, warrants and preferred stock.

Foreign Currency Translation – The assets and liabilities of the Company’s Canadian subsidiary, Cinejour Lingerie Inc., are translated into U.S. dollars at current exchange rates on the balance sheet date and revenue and expenses are translated at average exchange rates for the respective years. The net exchange differences resulting from these translations are recorded as a translation adjustment which is a component of shareholders’ equity. Cinejour Lingerie Inc.’s functional currency is the Canadian dollar.

Foreign Currency Transactions – The Company considers the U.S. dollar to be the functional currency of its overseas offices and manufacturing facility. Foreign currency gains and losses, which are immaterial, are recorded in selling, general and administrative expenses on the consolidated statement of operations.

Supplemental Disclosure of Non-cash Financing Transactions – The Company had outstanding accounts payable and accrued expenses of $20,000, $248,000 and $661,000 at July 25, 2009, July 26, 2008 and July 28, 2007, respectively, relating to purchases of property and equipment and $1,428,000 at July 28, 2007 relating to unpaid transaction costs from the Merger disclosed in Note 1. In addition, during the year ended July 26, 2008, the Company had $161,000 of leasehold improvements paid on its behalf by a landlord.

In connection with the Merger, during the year ended July 26, 2008, the Company issued 11,894,591 shares of common stock in exchange for the net assets of Movie Star. In addition, during the year ended July 26, 2008, the Company converted $7,500,000 of related party long-term debt into Series A Preferred Stock and accrued dividends of $584,000 and $281,000 on its Series A Preferred Stock during the years ended July 25, 2009 and July 26, 2008, respectively.

Segment Reporting – In accordance with FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS 131”) the Company has identified two reportable segments, retail and wholesale.

The Company’s retail segment has identified three operating segments (retail stores, catalog, and Internet). The three operating segments have been aggregated and are presented as one reportable segment as permitted by SFAS 131, based on their similar economic characteristics, products, production processes, and target customers.

Concentrations – The Company’s retail operations had two major vendors that individually exceeded 10% of total retail purchases in fiscal year 2009. These suppliers combined represented approximately 26% and individually accounted for approximately 16% and 10% of total retail purchases in fiscal year 2009.

The Company’s wholesale operations had one major vendor that individually exceeded 10% of total wholesale purchases in fiscal year 2009.  This supplier represented approximately 16% of total wholesale purchases in fiscal year 2009.

The Company does not believe that the loss of any one of these vendors would adversely impact its operations.

The Company’s wholesale operations had one major customer that individually exceeded 10% of total wholesale net sales in fiscal year 2009. This customer accounted for 32% of the Company’s wholesale net sales in fiscal year 2009. The Company performs ongoing credit evaluations of its wholesale customers’ financial condition.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific wholesale customers, historical trends and other information.

Reclassifications – At July 25, 2009, the Company has reclassified amounts due from credit card companies from cash and cash equivalents to accounts receivable.  Accordingly, the Consolidated Balance Sheet at July 26, 2008 and the Consolidated Statement of Cash Flows for the year then ended have been adjusted to conform to the 2009 presentation.

Recently Issued Accounting Pronouncements – In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.   In February 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1, which amends SFAS 157 to remove leasing transactions accounted for under SFAS 13, “Accounting for Leases” and FSP 157-2, which deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 on July 27, 2008.  The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements because the Company does not maintain investments or derivatives.  The Company does not believe the adoption of SFAS 157 for nonfinancial assets and liabilities, effective July 26, 2009, will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 amends SFAS 157, “Fair Value Measurements,” to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability significantly decreased in relation to market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009 with early application permitted for periods ending after March 15, 2009. The Company’s adoption of FSP 157-4, effective July 25, 2009, did not have a material impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company does not have any noncontrolling interests in subsidiaries and does not believe that SFAS 160, effective July 26, 2009, will have a material impact on its consolidated financial statements.

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

In April 2009, the FASB issued FSP 107-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends SFAS No.107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for periods ending after March 15, 2009.  The Company will adopt FSP 107-1 effective July 26, 2009, which will require additional disclosure in its quarterly consolidated financial statements.

In April 2009, the FASB issued FSP 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 provides new guidance on the recognition of Other-Than-Temporary-Impairments (“OTTI”) and provides some new disclosure requirements. FSP 115-2 is effective for interim and annual periods ending after June 15, 2009 with early application permitted for periods ending after March 15, 2009. The Company’s adoption of FSP 115-2, effective July 25, 2009, did not have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 provides general standards for the accounting and reporting of subsequent events that occur between the balance sheet date and issuance of financial statements.  SFAS 165 requires the issuer to recognize the effects, if material, of subsequent events in the financial statements if the subsequent event provides additional evidence about conditions that existed as of the balance sheet date.  The issuer must also disclose the date through which subsequent events have been evaluated and the nature of any non-recognized subsequent events.  Non-recognized subsequent events include events that provide evidence about conditions that did not exist as of the balance sheet date, but which are of such a nature that they must be disclosed to keep the financial statements from being misleading.  The Company adopted SFAS 165 effective July 25, 2009.  See Note 16.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS 166”). This statement improves the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, SFAS 166 amends various concepts addressed by FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125”, including removing the concept of qualified special purpose entities.  SFAS 166 must be applied to transfers occurring on or after the effective date. SFAS 166 becomes effective for interim and annual periods beginning after November 15, 2009.  The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). This statement amends certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”.  Among other accounting and disclosure requirements, SFAS 167 replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. SFAS 167 becomes effective for interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

Effective July 1, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“ASC”), which became the single official source of authoritative, nongovernmental GAAP.  The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the SEC.  All other literature became non-authoritative.  ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption of the ASC to have a material impact on its consolidated financial statements.

3.	MERCHANDISE INVENTORIES

Merchandise inventories at July 25, 2009 and July 26, 2008 consist of the following (in thousands):

	2009	2008
Raw materials	$1,457	$1,945
Work-in process	249	291
Finished goods	20,130	22,336
	$21,836	$24,572

4.	PROPERTY AND EQUIPMENT

Property and equipment at July 25, 2009 and July 26, 2008 consist of the following (in thousands):

	2009	2008
Land, buildings and improvements	$362	$845
Machinery and equipment	478	336
Office furniture and equipment	6,430	5,745
Computer equipment and software	5,969	4,835
Leasehold improvements.	21,622	20,805
Construction in progress	290	460
	35,151	33,026
Less accumulated depreciation and amortization	14,488	10,450
Property and equipment – net	$20,663	$22,576

Depreciation and amortization expense related to property and equipment was $4,884,000 and $4,263,000 for the years ended July 25, 2009 and July 26, 2008, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

The following summarizes the Company’s goodwill at July 25, 2009 and July 26, 2008 (in thousands):

	2009	2008
Goodwill prior to Merger – Retail Segment	$-	$6,678
Merger related goodwill – Wholesale Segment (see Note 1)	-	12,422
Total goodwill	$-	$19,100

During fiscal 2009, the Company recorded a goodwill impairment charge of $19,100,000.  After recognizing the impairment charge, the Company has no remaining goodwill on its consolidated balance sheet.  During fiscal year 2008, the Company recorded an additional $12,422,000 in goodwill resulting from the Merger (see Note 1).

The following summarizes the Company’s intangible assets at July 25, 2009 and July 26, 2008 (in thousands):

	2009	2008
Trademarks	$22,590	$22,590
Customer relationships	3,400	4,289
Favorable leases	400	400
Domain names	169	169
	26,559	27,448
Less accumulated amortization on customer relationships and favorable leases	1,353	1,250
Intangibles – net.	$25,206	$26,198

Aggregate amortization expense for the customer relationships and favorable leases was $994,000 and $708,000 for the years ended July 25, 2009 and July 26, 2008, respectively.  During fiscal year 2008, the Company recorded an additional $4,500,000, $3,400,000 and $400,000 in trademarks, customer relationships and favorable leases, respectively, resulting from the Merger (see Note 1).

Estimated future annual amortization expense over the remaining useful lives of customer relationships and favorable leases over the next five years will approximate the following amounts (in thousands):

Fiscal Years Ending
2010	$681
2011	510
2012	314
2013	235
2014	176

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS AND ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Prepaid expenses and other current assets and accounts payable and other accrued expenses at July 25, 2009 and July 26, 2008 consist of the following (in thousands):

	2009	2008
Prepaid expenses and other current assets:
Deferred catalog costs	$1,751	$2,297
Other	792	1,218
Total	$2,543	$3,515

Accounts payable and accrued expense:
Accounts payable	$12,915	$9,378
Accrued professional services	335	307
Accrued payroll and benefits	760	1,283
Accrued vacation	1,842	1,939
Accrued preferred stock dividend	865	281
Return reserves	1,091	1,357
Gift certificates and gift cards	1,692	1,591
Accrued rent	1,431	41
Sales and other taxes payable	627	654
Miscellaneous accrued expense and other	2,857	3,878
Total	$24,415	$20,709

7.	INCOME TAXES

The provision for income taxes for the years ended July 25, 2009 and July 26, 2008 consists of the following (in thousands):

	Year Ended
Current:	July 25, 2009	July 26, 2008
Federal	$-	$80
State	118	72
Foreign	14	2
	$132	$154

Reconciliations of the provision for income taxes to the amount of the provision that would result from applying the federal statutory rate of 35% to loss before provision for income taxes for the years ended July 25, 2009 and July 26, 2008 are as follows:

	Year Ended
	July 25, 2009	July 26, 2008
Provision for income taxes at federal statutory rate	35.0%	35.0%
Surtax benefit	(1.0)	(1.0)
State income taxes – net of federal income tax benefit	4.4	4.5
Goodwill impairment	(21.4)	-
Other nondeductible expense	0.1	(0.4)
Other	0.1	0.2
Valuation allowance	(17.6)	(39.3)
Effective tax rate	(0.4)%	(1.0)%

The major components of the Company’s net deferred income tax liability at July 25, 2009 and July 26, 2008 are as follows (in thousands):

	July 25, 2009	July 26, 2008
Deferred tax assets:
Merchandise inventories	$1,981	$2,271
Net operating loss and other tax attribute carryforwards	13,606	7,513
Accrued vacation and bonuses	625	635
Deferred rent	1,347	1,027
Deferred revenue	677	636
Stock based compensation	1,158	829
Other	584	759
Valuation allowance	(16,861)	(10,904)
	3,117	2,766
Deferred tax liabilities:
Trademark	(9,036)	(9,036)
Difference between book and tax basis of fixed assets	(1,965)	(1,253)
Customer relationship	(979)	(1,376)
Other	(173)	(137)
	(12,153)	(11,802)
Net deferred income tax liability	$(9,036)	$(9,036)

As a result of cumulative losses, management concluded that it is more likely than not that the Company will not realize certain deferred income tax assets. As a result, the Company has established a valuation allowance in fiscal years 2009 and 2008 to reduce the deferred income tax assets to an amount expected to be realized. The amount of deferred tax assets expected to be realized is equal to the Company’s deferred tax liabilities excluding the deferred tax liability on trademarks, which is not expected to reverse in the same periods as the deferred tax assets. Therefore, as of July 25, 2009 and July 26, 2008, valuation allowances have been recorded in the amounts of $16,861,000 and $10,904,000, respectively. The valuation allowance increased by $5,957,000 and $8,879,000 for the years ended July 25, 2009 and July 26, 2008, respectively.  The increase for the year ended July 26, 2008 includes $4,678,000, which represents Movie Star’s valuation allowance as of the Merger date.

On January 28, 2008, the closing date of the Merger, the Company established a valuation allowance on $3,056,000 of deferred tax assets. Historically, if some or all of these tax benefits were subsequently realized, the benefits would have reduced goodwill related to the Merger rather than the income tax provision for the year of realization.  However, as a result of the recent adoption of SFAS 141R, those tax benefits will now reduce the income tax provision rather than goodwill.

The Company has a federal net operating loss carryforward of $34,015,000 at July 25, 2009 that will expire from 2023 to 2029. The Company also has state net operating loss carryforwards in various states that have different expiration dates depending on the state.

Section 382 of the Internal Revenue Code (“Section 382”) contains provisions that may limit the availability of net operating carryforwards to be used to offset taxable income in any given year upon the occurrence of certain events, including significant changes in ownership interests. Under Section 382, an ownership change that triggers potential limitations on net operating loss carryforwards occurs when there has been a greater than 50% change in ownership interest by shareholders owning 5% or more of a company over a period of three years or less. Based on management’s analysis, FOH Holdings had an ownership change on March 3, 2005, which resulted in Section 382 limitations applying to federal net operating loss carryforwards generated by FOH Holdings prior to that date.  The Company’s management estimates that all of the pre-ownership change net operating loss carryforwards are below the aggregate Section 382 annual limitations that will be available over the remaining carryforward period.  As a result, the Company will be able to fully utilize the pre-ownership change net operating loss carryforwards to the extent that it generates sufficient taxable income within the carryforward period.

The Company has also concluded that, due to the Merger, the Company underwent a change in control under Section 382 with respect to the Movie Star entity and, as a result, the pre-merger net operating loss carryforwards of Movie Star of approximately $8,644,000 will be subject to annual limitations of approximately $1,109,000 per year.  These net operating losses expire from 2023 to 2027.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

A reconciliation of the gross amounts of unrecognized tax benefits for the year ended July 25, 2009 is as follows (in thousands):

Unrecognized tax benefits as of July 27, 2008	$877
Increases:
Tax positions in current period	383
Tax positions in prior period	4
Decreases:
Tax positions in prior periods	(28)
Lapse of statute limitations	-
Settlements	-
Unrecognized tax benefit as of July 25, 2009	$1,236

Pursuant to FIN 48, paragraph 21, the amounts in the table above represent the gross amount of unrecognized tax benefits.  These amounts resulted in an adjustment to the Company’s net operating loss carryforwards.

As referenced above, there is no liability for unrecognized tax benefits as of July 25, 2009 as the adjustments for uncertain tax positions resulted in a reduction of the net operating loss carryforwards.  If recognized in the future, the tax benefits would have no impact on the Company’s effective tax rate as they are not permanent differences and, therefore, relate to deferred income tax assets and liabilities. Recognition of the tax benefits would result in an increase to the Company’s net operating loss carryforwards with corresponding adjustment to the valuation allowance.

The Company does not expect that, during the next twelve months, there will be a significant increase or decrease in the total amount of its unrecognized tax benefits.  As a result, the Company does not expect a material increase or decrease in its fiscal year 2010 provision for income taxes related to unrecognized tax benefits.

The Company is subject to examination by taxing authorities in the various jurisdictions in which it files tax returns. Specifically, FOH Holdings is routinely under examination by the Internal Revenue Service. During fiscal year 2008, the Internal Revenue Service completed its examination of FOH Holdings’ federal tax returns for fiscal years 2005 and 2006, resulting in the loss or adjustment of previously established net operating loss carryforwards, but with no additional taxes due.  The Internal Revenue Service has examined Movie Star’s federal income tax returns through the period ended June 30, 2003 and proposed no changes to the tax returns filed.  Certain state tax returns are currently under audit by state tax authorities.  Due to the Company’s carryforward of unutilized net operating losses, tax years for periods ending June 30, 2004 and thereafter are subject to examination by the United States and certain states. Matters raised upon subsequent audits may involve substantial amounts and could result in material cash payments if resolved unfavorably; however, the Company believes that its tax positions are supportable.

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

The Facility is for a maximum amount of $50 million comprised of a $25 million line of credit with a $15 million sub-limit for letters of credit, and up to an additional $25 million commitment in increments of $5 million at the option of the Company so long as the borrowers are in compliance with the terms of the Facility.  The actual amount of credit available under the Facility is determined using measurements based on the borrowers’ receivables, inventory and other measures.  The Facility is secured by a first priority security interest in the assets of the borrowers.  Interest is payable monthly, in arrears, at interest rates that were increased effective September 21, 2009 in connection with the second amendment to the Facility described below.

On November 4, 2008, the borrowers utilized the accordion feature under the Facility to increase the borrowing limit from $25 million to $30 million.  In utilizing the accordion feature, the borrowers’ minimum availability reserve increased by $375,000 (7.5% of the $5,000,000 increase) to $2,250,000 (7.5% of the $30,000,000) and the Company incurred a one-time closing fee of $12,500.

On September 21, 2009, the Facility was amended to provide for a $2.0 million bridge facility at an annual interest rate of LIBOR plus 10%, to be repaid upon the earlier of December 7, 2009 and the consummation of a financing in which the Company receives net proceeds of at least $4.9 million (a “Recapitalization Event”). On October 23, 2009, the Facility was further amended to extend the December 7, 2009 repayment date to August 1, 2010 and to reduce the net proceeds that the Company is required to receive in a Recapitalization Event to at least $4.4 million.  The Company’s failure to complete a Recapitalization Event by August 1, 2010 will result in a violation of a covenant under the Facility.  If such violation is not waived by the Senior Lender, it will constitute an event of default.

The interest rates on “Base Rate” loans and “LIBOR Rate” loans under the Facility were increased as follows:

•	“Base Rate” loan interest rates were increased from the Wells Fargo prime rate less 25 basis points to the Wells Fargo prime rate plus 175 basis points; and

•	“LIBOR Rate” loan interest rates were increased from LIBOR plus 150 basis points to LIBOR plus 300 basis points.

The fee on any unused portion of the Facility was also increased from 25 basis points to 50 basis points.  In addition, upon a Recapitalization Event, the applicable percentages used in calculating the borrowing base under the Facility will be reduced.

In connection with the amendments, the Company incurred a one-time amendment fee of $150,000, one half of which has been paid and the remainder will be paid upon the Recapitalization Event.  All other material terms of the Facility remain unchanged.

As of July 25, 2009, the Company had $9,245,000 outstanding under the Facility at a rate of 3.0%.  For the year ended July 25, 2009, borrowings under the Facility peaked at $26,436,000 and the average borrowing during the period was approximately $14,404,000.  In addition, at July 25, 2009, the Company had $1,528,000 of outstanding letters of credit under the Facility.

As of July 26, 2008, the Company had $11,093,000 outstanding under the Facility at a rate of 4.75%.  For the year ended July 26, 2008, borrowings under the Facility peaked at $13,542,000 and the average borrowing during the period was approximately $9,143,000.  In addition, at July 26, 2008, the Company had $3,665,000 of outstanding letters of credit under the Facility.

The Facility contains customary representations and warranties, affirmative and negative covenants and events of default.  The borrowers also agreed to maintain specified minimum availability reserves in lieu of financial covenants, fixed charge coverage and overall debt ratios.  At July 25, 2009, the Company was in compliance with its minimum availability reserve requirements.

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

9.	LONG-TERM DEBT – RELATED PARTY

The Company’s long-term debt due to a shareholder at July 25, 2009 and July 26, 2008 consists of the following (in thousands):

	July 25, 2009	July 26, 2008
Secured amended term loan (“Tranche C”) principal of approximately $10,441 with original maturity on January 7, 2010, interest at 7% per annum, consisting of 1% in cash paid monthly and 6% accrued to principal monthly and due on maturity (includes accrued interest of approximately $2,895 and $2,120 at July 25, 2009 and July 26, 2008, respectively). In connection with the Merger, the due date was extended to July 28, 2012.	$13,336	$12,561

In-kind interest on the Tranche C loan was $775,000 and $732,000 for the years ended July 25, 2009 and July 26, 2008, respectively.  As of July 25, 2009 and July 26, 2008, the Company has accrued the unpaid related-party interest due in cash of $192,000 and $63,000, respectively, in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The Tranche C loan contains certain restrictive financial covenants, including, among others, limitations on capital expenditures and financial covenants as contained in the Old Facility, is secured by substantially all of the Company’s assets and is second in priority to the revolving line of credit lender.

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases – Store, warehouse, and office facilities are occupied under operating leases that expire at various dates through 2020. Aggregate minimum rental commitments under all non-cancelable leases in effect as of July 25, 2009 were as follows (in thousands):

Fiscal Years Ending
2010	$13,566
2011	11,678
2012	10,269
2013	9,687
2014	9,159
Thereafter	24,453
$78,812

On substantially all leases, the Company is responsible for incremental rental increases based on sales, as well as repairs, maintenance, and property taxes. Renewal privileges exist on certain leases.

Rental expense for the years ended July 25, 2009 and July 26, 2008 consists of the following (in thousands):

	Year Ended
	July 26, 2009	July 26, 2008
Minimum rentals	$13,934	$12,880
Contingent rentals	220	192
Total rental expense	$14,154	$13,072

Management Fees – Prior to the Merger, FOH Holdings had a management fee arrangement with its stockholders, whereby, the stockholders, Tokarz Investments and Fursa, received a combined annual management fee of $200,000. Payments were made on a calendar quarterly basis.  The management fee arrangement ended as of the date of the Merger (see Note 1).  The Company recorded management fees of $100,000 for the year ended July 26, 2008. As of July 25, 2009 and July 26, 2008, management fees of $222,000 was accrued and unpaid in accounts payable and accrued expense in the accompanying consolidated balance sheets.

Consulting Fee – The Company entered into a consulting agreement with Performance Enhancement Partners, LLC, dated April 9, 2007. Pursuant to this agreement, Performance Enhancement Partners, LLC, agreed, in consideration of a base consulting fee of $400,000 per annum, to provide the services of Peter Cole to act as the lead member of the Board of Directors of the Company to facilitate the consummation of the Merger and to serve as Executive Chairman of the Company following the consummation of the Merger.  On October 22, 2008, the consulting agreement was amended to extend the agreement for an additional six-month period from January 27, 2009 to July 25, 2009 unless earlier terminated upon 30 days’ prior written notice.  Effective May 23, 2009, the consulting agreement was terminated.

Employment Contracts – The Company has entered into various employment agreements expiring at various dates through December 2010.  Future commitments consist of the following (in thousands):

Fiscal Years Ending
2010	$2,192
2011	323
$2,515

State Sales Taxes – The Company’s retail division sells its products through three channels, retail stores, mail order catalogs, and the Internet.  The Company operates the channels separately and accounts for sales and use tax accordingly.  The Company is periodically audited by the states and it is possible states may disagree with the method of assessing and remitting these taxes.  The Company believes that it properly assesses and remits all applicable state sales taxes in the applicable jurisdictions and records necessary reserves for any contingencies that require recognition under FASB Statement No. 5, “Accounting for Contingencies.”

Legal Matters – In November 2008, Frederick’s of Hollywood, Inc. and MarketLive, Inc., a California corporation, participated in a mediation in an attempt to resolve the claims brought in May 2008 in the Superior Court of California, County of Los Angeles by Frederick’s of Hollywood against MarketLive in connection with MarketLive’s alleged failure to create an e-commerce platform for Frederick’s of Hollywood that worked properly and had appropriate security, and MarketLive’s related cross-claims.  In December 2008, the parties entered into a confidential settlement agreement, without either party admitting liability, pursuant to which Frederick’s of Hollywood received a lump sum cash payment and other non-cash consideration.  The case was subsequently dismissed with prejudice.

The Company is involved from time to time in litigation incidental to its business.  The Company believes that the outcome of any other litigation will not have a material adverse effect on its results of operations or financial condition.

11.	PREFERRED STOCK AND WARRANTS

On January 28, 2008, in connection with the Merger (see Note 1), the Company issued an aggregate of 3,629,325 shares of Series A 7.5% Convertible Preferred Stock to Fursa in exchange for a $7,500,000 portion of the debt owed by FOH Holdings and its subsidiaries (see Note 9).  The Series A Preferred Stock is convertible at any time at the option of the holders into an aggregate of 1,512,219 shares of common stock, subject to adjustment.  As of July 25, 2009 and July 26, 2008, the Company has accrued dividends of $865,000 and $281,000, respectively.  Holders of Series A Preferred Stock, in preference to the holders of common stock or any other junior securities, will be entitled to receive, when, as and if declared by the Company’s board of directors, but only out of funds that are legally available therefor, cumulative dividends at the rate of 7.5% per annum of the sum of the original issue price and any accumulated and unpaid dividends thereon on each outstanding share of Series A Preferred Stock.  Such dividends will be payable in additional shares of Series A Preferred Stock or in cash, at the Company’s option, and will be payable in arrears in equal amounts (with the first payment to be prorated based on the actual issue date) on the tenth business day after the end of each of the Company’s fiscal quarters of each year commencing on the first of these dates to occur after the first issuance of Series A Preferred Stock.  On the later to occur of (a) January 7, 2010 and (b) the six-month anniversary of the maturity date (or any extensions thereof) of the Facility, the Company is required to redeem all of the then outstanding Series A Preferred Stock by paying in cash in exchange for the shares of Series A Preferred Stock to be redeemed on such date a sum equal to the original issue price per share of Series A Preferred Stock (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like) plus accumulated but unpaid dividends with respect to such shares; provided, that if, on the 60th day prior to the date of redemption, the current market value is greater than the original issue price (as adjusted for stock dividends, combinations, splits, recapitalizations and the like) plus accumulated and unpaid dividends with respect to such shares, then all of the outstanding shares of Series A Preferred Stock will be automatically converted to common stock on the date of redemption.

Upon the closing of the Merger, the Company issued to Fursa and Tokarz Investments warrants to purchase an aggregate of 596,591 shares of common stock as sole consideration for their commitments in connection with the Standby Purchase.  The warrants are currently exercisable at an exercise price of $3.52 per share and expire on January 28, 2011.

12.	SHARE-BASED COMPENSATION

Stock Options

FOH Holdings adopted the 2003 Employee Equity Incentive Plan on December 1, 2003 to grant options to purchase up to 623,399 shares of common stock to specific employees of its retail operations.  In December 2006 and 2007, FOH Holdings’ Board of Directors authorized an additional 445,285 and 178,114 shares, respectively, to be reserved for issuance under this plan, resulting in a total of 1,246,798 authorized shares.  Options granted under the plan generally have a ten-year term and vest 25% on the last day of the January fiscal period for each of the next four years, commencing on the first January following the date of grant.  Options to purchase 975,974 shares at an average exercise price of $2.38 per share were outstanding as of July 25, 2009, of which 671,668 shares were exercisable.  In fiscal year 2008, options to purchase 263,514 shares of common stock, were granted under this plan. Options can no longer be granted under the 2003 Employee Equity Incentive Plan.

In connection with the Merger, the Company assumed Movie Star’s 1988 Non-Qualified Stock Option Plan, under which the Company is authorized to grant options to purchase up to 833,333 shares of common stock to key employees.  Options granted under this plan are not subject to a uniform vesting schedule.  Options to purchase 522,500 shares at an average exercise price of $0.99 per share were outstanding at July 25, 2009, of which 210,000 shares were exercisable.  In fiscal year 2009, 360,000 options were granted under this plan.  In fiscal year 2008, no options were granted under this plan.

In connection with the Merger, the Company assumed Movie Star’s 2000 Performance Equity Plan (including an Incentive Stock Option Plan).  The 2000 Performance Equity Plan originally authorized 375,000 shares of common stock for the issuance of qualified and non-qualified stock options and other stock-based awards to eligible participants.  In connection with the Merger, the Company’s shareholders approved an increase in the shares available for issuance under this plan to 2,000,000.  Options granted under the 2000 Performance Equity Plan are not subject to a uniform vesting schedule.  Options to purchase 731,750 shares at an average exercise price of $2.47 per share were outstanding at July 25, 2009, of which 600,750 shares were exercisable.  In fiscal years 2009 and 2008, options to purchase 127,500 and 491,250 shares, respectively, were granted under this plan.

The following is a summary of stock option activity:
	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding as of July 28, 2007	1,019,711	$2.17
Issued	93,511	4.52
Cancelled	(44,529)	1.90
Outstanding as of the Merger, January 28, 2008	1,068,693	2.39
Assumption of Movie Star Plans at Merger	670,500	1.93
Issued	661,253	3.01
Cancelled	(66,794)	1.90
Outstanding as of July 26, 2008	2,333,652	2.45
Exercised	(16,668)	.37
Issued	487,500	.46
Cancelled	(574,260)	2.23
Outstanding as of July 25, 2009	2,230,224	$2.08

	Options Outstanding			Options Exercisable
		Weighted-
		Average
	Number	Remaining	Weighted-	Number	Weighted
Range of	Outstanding	Contractual	Average	Exercisable	Average
Exercise	as of	Life	Exercise	as of	Exercise
Prices	July 25, 2009	(in years)	Price	July 25, 2009	Price
$ .17 - $ .96	442,500	9.18	$.44	145,000	$.48
$1.12 - $1.95	481,229	4.73	1.72	428,729	1.70
$2.00 - $2.90	679,071	6.64	2.41	382,965	2.43
$3.10	596,253	5.91	3.10	511,251	3.10
$4.44 - $4.52	31,171	7.83	4.45	14,473	4.45
$ .17 – $4.52	2,230,224	6.55	$2.08	1,482,418	$2.28

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

The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.  The following assumptions were used for options granted during the years ended July 25, 2009 and July 26, 2008:

Year ended
	July 25, 2009	July 26, 2008
Risk-free interest rate	1.99% - 3.34%	3.15% - 3.56%
Expected life (years)	5.0 – 7.0	6.3 – 7.0
Expected volatility	60 – 72%	60 – 61%
Dividend yield	0.0%	0.0%

During the year ended July 25, 2009 16,668 options, originally granted under Movie Star’s 2000 Performance Equity Plan, were exercised at an exercise price of $0.37 per share.  No options were exercised during the year ended July 26, 2008.  The total fair value of shares vested during the years ended July 25, 2009 and July 26, 2008 was $440,000 and $1,323,000, respectively. The aggregate intrinsic value of options outstanding and options currently exercisable at July 25, 2009 was approximately $183,000 and $56,000, respectively.

A summary of the status of the Company’s non-vested shares as of July 25, 2009, and changes during the year ended July 25, 2009, is presented below:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested Shares:
Non-vested at July 26, 2008	863,783	$1.72
Granted	487,500	.29
Vested	(468,615)	1.26
Cancelled	(134,863)	1.48
Non-vested at July 25, 2009	747,805	$1.12

All stock options are granted at fair market value of the common stock at grant date.  As of July 25, 2009, there was $983,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans.  That cost is expected to be recognized over a weighted-average period of 1.9 years.

During the year ended July 25, 2009, the Company granted to two of its officers and certain other employees options to purchase an aggregate of 127,500 shares of common stock under the 2000 Performance Equity Plan and 360,000 shares of common stock under the 1988 Non-Qualified Stock Option Plan.  These options are identified as follows:

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

Restricted Shares and Share Grants

During the year ended July 25, 2009, the Company issued to one officer 100,000 shares of restricted common stock pursuant to the terms and conditions of the Company’s 2000 Performance Equity Plan at a price of $0.38 per share.  50,000 shares will vest on January 2, 2010, provided that this officer is employed by the Company and that he has purchased an aggregate of 250,000 shares of common stock in the open market in accordance with the terms of a 10b5-1 trading plan to be entered into by this officer during the first open window period that such plan can be entered into in accordance with the terms of the Company’s insider trading policy (the “stock purchase”). If this officer does not complete the stock purchase by January 2, 2010, then the 50,000 shares will not vest on such date; however, all 100,000 shares will vest on January 2, 2011 provided that this officer is employed by the Company and has completed the stock purchase by such date.

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

In addition, during the year ended July 26, 2008, the Company issued, pursuant to the Movie Star 2000 Performance Equity Plan, 24,194 fully vested shares of common stock to one officer and 50,000 shares to its then Executive Chairman at a price of $3.10 per share.

On July 1, 2008, the Company issued 17,483 shares of restricted stock to one officer.  This officer subsequently resigned during the year ended July 25, 2009 and, as part of his separation arrangement, the vesting of these shares was accelerated on February 13, 2009 and they became fully vested.

Total expense related to restricted shares and share grants during the years ended July 25, 2009 and July 26, 2008 was approximately $386,000 and $303,000, respectively.

13.	EMPLOYEE BENEFIT PLANS

The Company’s retail operations maintain a 401(k) profit sharing plan that covers substantially all employees who have completed six months of service and have reached age 20½.  Employer contributions are discretionary.  Company 401(k) contributions were made equal to 50% of the participant’s first 3% of contributed compensation through December 31, 2008.  Effective January 1, 2009, the Company discontinued making employer contributions. The Company’s retail operations made contributions of $52,000 and $142,000 for the years ended July 25, 2009 and July 26, 2008, respectively.

The Company’s wholesale operations maintain a 401(k) profit sharing plan that covers substantially all employees who have completed one year of service and have reached age 18.  Employer contributions are discretionary.  Company 401(k) contributions were made equal to 20% of the participant’s first 5% of contributed compensation through December 31, 2008.  Effective January 1, 2009, the Company discontinued making employer contributions. The Company’s wholesale operations made contributions of $22,000 and $33,000 for the years ended July 25, 2009 and July 26, 2008, respectively.

In 1983, the Company adopted an Employee Stock Ownership and Capital Accumulation Plan (the “Plan”).  The Company terminated the Plan effective December 31, 2007.  The Plan covered the Company’s employees who met the minimum credited service requirements of the Plan.  The Plan was funded solely from employer contributions and income from investments.  The Company has made no contributions to the Plan since July 1996 and, at that time, all employees became 100% vested in their shares.  These shares are being distributed to each employee according to his or her direction and the applicable Plan rules and all participants with a balance are eligible for a distribution.  As of July 25, 2009 and July 26, 2008, there was a balance of 61,933 and 149,815 shares of common stock, respectively, remaining in the Plan.

14.	SEGMENTS

The Company has two reportable segments – retail and wholesale.  Each segment primarily sells women’s intimate apparel through different distribution channels.  The retail segment sells products through the Company’s retail stores, as well its catalog and e-commerce website.  The retail segment sells products purchased from the Company’s outside suppliers and from its wholesale segment.  The wholesale segment is engaged solely in the design, manufacture, distribution and sale of women’s intimate apparel to mass merchandisers, specialty and department stores, discount retailers, national and regional chains and direct mail catalog marketers throughout the United States and Canada.  Canadian sales represented approximately 3% and 1% of wholesale net sales for the years ended July 25, 2009 and July 26, 2008, respectively.

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

Net sales, operating loss and total assets for each segment are as follows (in thousands):

	Year Ended
	July 25, 2009	July 26, 2008
Net Sales:
Retail	$141,810	$153,748
Wholesale	34,500	28,485
Total net sales	$176,310	$182,233

Operating Loss:
Retail	$(9,591)	$(8,666)
Wholesale	(20,509)	(3,000)
Total operating loss	$(30,100)	$(11,666)

Less Unallocated Corporate Expenses:
Corporate expenses	$2,284	$1,515
Interest expense, net	1,531	2,048
Total unallocated expenses	$3,815	$3,563

Net loss before income taxes	$(33,915)	$(15,229)

Total Assets
Retail	$60,291	$69,440
Wholesale	17,346	38,242
Total Assets	$77,637	$107,682

15.  NET LOSS PER SHARE

The Company’s calculations of basic and diluted net loss per share are as follows (in thousands, except per share amounts):

	Year Ended
	July 25,		July 26,
	2009		2008
Net loss	$(34,631	)(a)	$(15,664	)(b)
Basic:
Weighted average number of shares outstanding	26,272		18,973
Basic net loss per share	$(1.32)		$(.83)
Diluted:
Weighted average number of shares outstanding	26,272		18,973
Shares issuable upon conversion of stock options	-		-
Total average number of equivalent shares outstanding	26,272		18,973
Diluted net loss per share	$(1.32)		$(.83)

(a)            Includes preferred stock dividend of $584.

(b)            Includes preferred stock dividend of $281.

There were 27,000 and 239,000 potentially dilutive shares that were not included in the computation of diluted net loss per share for the years ended July 25, 2009 and July 26, 2008, respectively, since their effect would be anti-dilutive.

16.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through October 23, 2009, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require disclosure herein, except as described in Note 8 relating to the Company’s revolving credit facility.

* * *

FREDERICK’S OF HOLLYWOOD GROUP INC.
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

		Additions
	Balance at	Charges to				Balance
	Beginning	Costs and				at End of
Description	Of Period	Expenses	Other		Deductions	Period

FISCAL YEAR ENDED JULY 25, 2009:

Allowance for doubtful accounts	$148	$114	$-		$-	$262

Allowance for sales discounts and allowances	$831	$1,898	$-		$(2,357)	$372

Sales return reserve	$1,357	$-	$-		$(266)	$1,091

Deferred tax valuation allowance	$10,904	$5,957	$-		$-	$16,861

Inventory reserves	$1,312	$245	$-		$-	$1,557

FISCAL YEAR ENDED JULY 26, 2008:

Allowance for doubtful accounts	$-	$148	$-		$-	$148

Allowance for sales discounts and allowances	$-	$1,477	$-		$(646)	$831

Sales return reserve	$1,313	$44	$-		$-	$1,357

Deferred tax valuation allowance	$2,025	$4,201	$4,678	(a)	$-	$10,904

Inventory reserves	$238	$1,074	$-		$-	$1,312

(a)  Represents Movie Star’s post merger ending valuation allowance.

ITEM 9. –CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 25, 2009 was made under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, they concluded that our disclosure controls and procedures were effective as of July 25, 2009.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 25, 2009.

Attestation Report of the Independent Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.  The registered public accounting firm’s attestation report regarding internal control over financial reporting will be provided as part of our fiscal year 2010 annual report.

Changes in Internal Control Over Financial Reporting

During the quarter ended July 25, 2009, there has been no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. – OTHER INFORMATION

None.

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See Item 14.

ITEM 11. – EXECUTIVE COMPENSATION

See Item 14.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See Item 14.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Items 10, 11, 12, 13 and 14 will be contained in our definitive proxy statement for our fiscal year 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Exchange Act, and incorporated herein by reference.

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)		The following documents are filed as part of this report:

	1.	Financial Statements:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at July 25, 2009 and July 26, 2008

Consolidated Statements of Operations for the years ended July 25, 2009 and July 26, 2008

Consolidated Statements of Shareholders’ Equity for the years ended July 25, 2009 and July 26, 2008

Consolidated Statements of Cash Flows for the Years ended July 25, 2009 and July 26, 2008

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

For the fiscal years ended July 25, 2009 and July 26, 2008:

II – Valuation and Qualifying Accounts

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.  Columns omitted from schedules filed have been omitted because the information is not applicable.

3.	Exhibits:

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT	METHOD OF FILING
2.1	Agreement and Plan of Merger and Reorganization dated as of December 18, 2006 among the Company, Fred Merger Corp., and FOH Holdings	Incorporated by reference as Exhibit 2.1 to Form 8-K dated December 18, 2006 and filed on December 20, 2006.

2.2	Amendment dated as of June 8, 2007 to Agreement and Plan of Merger and Reorganization dated as of December 18, 2006 among the Company, Fred Merger Corp., and FOH Holdings	Incorporated by reference as Annex B to Preliminary Proxy Statement filed June 8, 2007.

2.3	Second Amendment to Agreement and Plan of Merger and Reorganization dated as of November 27, 2007 by and among the Company, Fred Merger Corp. and FOH Holdings	Incorporated by reference as Annex B-2 of the Definitive Proxy Statement (No. 001-05893), filed November 30, 2007

2.4	Voting Agreement dated as of December 18, 2006 between the Company and TTG Apparel	Incorporated by reference as Exhibit 2.2 to Form 8-K dated December 18, 2006 and filed on December 20, 2006

EXHIBIT NUMBER	EXHIBIT	METHOD OF FILING
3.1	Restated Certificate of Incorporation	Incorporated by reference as Exhibit 3.1 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

3.2	Amended and Restated Bylaws	Incorporated by reference as Exhibit 3.2 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

4.1	Specimen Common Stock Certificate	Incorporated by reference as Exhibit 4.1 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

4.2	Warrant, dated January 28, 2008, issued to Tokarz Investments	Incorporated by reference as Exhibit 4.2 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

4.3	Warrant, dated January 28, 2008, issued to Fursa	Incorporated by reference as Exhibit 4.3 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.1	1994 Incentive Stock Option Plan	Incorporated by reference as Exhibit 10.3.1 to Form 10-K for fiscal year ended June 30, 1994 and filed on October 12, 1994

10.2	Amended and Restated 1988 Non-Qualified Stock Option Plan	Incorporated by reference as Exhibit 10.2 to Non-Qualified Stock Option Plan Form 10-K for fiscal year ended June 30, 2006 and filed on September 27, 2006

10.3	Amended and Restated 2000 Performance Equity Plan	Incorporated by reference as Exhibit 4.1 to Form S-8 and filed on July 28, 2008

10.4	2003 Employee Equity Incentive Plan	Incorporated by reference as Exhibit 4.2 to Form S-8 and filed on July 28, 2008

10.5	Non-Employee Director Compensation Plan effective January 1, 2005 between the Directors and the Company.	Incorporated by reference as Exhibit 10.13 to Form 8-K dated December 6, 2004 and filed on December 14, 2004

10.6	Form of Non-Employee Director Non-Qualified Stock Option Agreement	Incorporated by reference as Exhibit 10.14 to Form 8-K dated December 6, 2004 and filed on December 14, 2004

10.7	Non-Qualified Stock Option Agreement dated as of December 10, 2004 between Thomas Rende and the Company.	Incorporated by reference as Exhibit 10.18 to Form 8-K dated December 10, 2004 and filed on December 15, 2004

10.8	Non-Qualified Stock Option Agreement dated as of October 13, 2006 between Thomas Rende and the Company.	Incorporated by reference as Exhibit 10.24 to Form 8-K dated October 13, 2006 and filed on October 18, 2006

EXHIBIT NUMBER	EXHIBIT	METHOD OF FILING
10.9	Stockholders Agreement dated December 18, 2006 among the Company, FOH Holdings, Fursa, Fursa Managed Accounts and Tokarz Investments	Incorporated by reference as Exhibit 10.1 to Form 8-K dated December 18, 2006 and filed on December 20, 2006

10.10	Standby Purchase Agreement dated December 18, 2006 among the Company, Fursa, Fursa Managed Accounts, Tokarz Investments and TTG Apparel	Incorporated by reference as Exhibit 10.2 to Form 8-K dated December 18, 2006 and filed on December 20, 2006

10.11	Consulting Agreement dated April 9, 2007 between the Company and Performance Enhancement Partners, LLC	Incorporated by reference as Exhibit 10.28 to Form 8-K dated April 9, 2007 and filed on April 13, 2007

10.12	Form of Non-Qualified Stock Option Agreement (relating to 137,500 shares) between the Company and Performance Enhancement Partners, LLC	Incorporated by reference as Exhibit 10.29 o Form 8-K dated April 9, 2007 and filed on April 13, 2007

10.13	Form of Non-Qualified Stock Option Agreement (relating to 25,000 shares) between the Company and Performance Enhancement Partners, LLC	Incorporated by reference as Exhibit 10.30 to Form 8-K dated April 9, 2007 and filed on April 13, 2007

10.14	Amendment, dated as of October 22, 2008, to Consulting Agreement dated April 9, 2007 between the Company and Performance Enhancement Partners, LLC	Incorporated by reference as Exhibit 10.44 to Form 10-K for the fiscal year ended July 26, 2008

10.15	Escrow Agreement, dated as of January 28, 2008, by and among the Company, FOH Holdings stockholder representatives and Continental Stock Transfer & Trust Company	Incorporated by reference as Exhibit 10.1 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.16	Shareholders Agreement, dated as of January 28, 2008, by and among the Company, Fursa, Tokarz Investments and TTG Apparel	Incorporated by reference as Exhibit 10.2 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.17	Registration Rights Agreement, dated as of January 28, 2008, by and among the Company, Fursa, Fursa Managed Accounts, Tokarz Investments and TTG Apparel	Incorporated by reference as Exhibit 10.3 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.18	Debt Conversion Agreement, dated as of January 28, 2008 by and among the Company, FOH Holdings and Fursa	Incorporated by reference as Exhibit 10.4 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.19	Joinder, dated as of January 28, 2008, by the Company and Fursa	Incorporated by reference as Exhibit 10.5 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.20
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
10.21
Amended and Restated Financing Agreement dated as of January 28, 2008 by and among the Company and certain of its Subsidiaries, as Borrowers, the financial institutions from time to time party thereto and Wells Fargo Retail Finance II, LLC, as the Arranger and Agent
Incorporated by reference as Exhibit 10.7 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.22
First Amendment, dated as of September 9, 2008, to Amended and Restated Financing Agreement dated as of January 28, 2008 by and among the Company and certain of its Subsidiaries, as Borrowers, the financial institutions from time to time party thereto and Wells Fargo Retail Finance II, LLC, as the Arranger and Agent.
Incorporated by reference as Exhibit 10.2 to Form 8-K dated September 21, 2009 and filed on September 23, 2009

10.23
Second Amendment, dated as of September 21, 2009, to Amended and Restated Financing Agreement dated as of January 28, 2008, as amended, by and among the Company and certain of its Subsidiaries, as Borrowers, the financial institutions from time to time party thereto and Wells Fargo Retail Finance II, LLC, as the Arranger and Agent.
Incorporated by reference as Exhibit 10.3 to Form 8-K dated September 21, 2009 and filed on September 23, 2009

10.24
Third Amendment, dated as of October 23, 2009, to Amended and Restated Financing Agreement dated as of January 28, 2008, as amended, by and among the Company and certain of its Subsidiaries, as Borrowers, the financial institutions from time to time party thereto and Wells Fargo Retail Finance II, LLC, as the Arranger and Agent.
Filed herewith

10.25
Amended and Restated Revolving Credit Note, dated as of January 28, 2008, in the stated original principal amount of $25,000,000, executed by the Borrowers and payable to the order of Wells Fargo Retail Finance II, LLC
Incorporated by reference as Exhibit 10.8 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.26	Security Agreement, dated as of January 28, 2008, by the Company in favor of the Agent	Incorporated by reference as Exhibit 10.9 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.27	Pledge Agreement, dated as of January 28, 2008, by the Company in favor of the Agent	Incorporated by reference as Exhibit 10.10 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.28	Assignment for Security (Trademarks), dated as of January 28, 2008, by the Company in favor of the Agent	Incorporated by reference as Exhibit 10.11 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.29	Ratification and Reaffirmation Agreement, dated as of January 28, 2008, by the Borrowers (other than the Company) and Fredericks.com, Inc. in favor of the Agent	Incorporated by reference as Exhibit 10.12 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.30
Amended and Restated Intercreditor and Subordination Agreement, dated as of January 28, 2008, among the Company and its Subsidiaries party thereto, the subordinated creditors party thereto, Fursa Alternative Strategies LLC, as agent for such subordinated creditors, and the Agent
Incorporated by reference as Exhibit 10.13 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

EXHIBIT NUMBER	EXHIBIT	METHOD OF FILING
10.31	Amended and Restated Contribution Agreement, dated as of January 28, 2008, by the Borrowers and Fredericks.com, Inc. in favor of the Agent	Incorporated by reference as Exhibit 10.14 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.32	Employment Agreement, dated January 28, 2008, by and between the Company, FOH Holdings, Inc. and Linda LoRe	Incorporated by reference as Exhibit 10.15 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.33	Equity Incentive Agreement dated as of January 28, 2008 by and between FOH Holdings, Inc. and Linda LoRe	Incorporated by reference as Exhibit 10.16 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.34	Employment Agreement, dated January 24, 2008, by and between the Company and Thomas Rende	Incorporated by reference as Exhibit 10.30 to Form 8-K, dated January 24, 2008 and filed on January 29, 2008

10.35	Stock Agreement, dated January 28, 2008, by and between the Company and Thomas Rende	Incorporated by reference as Exhibit 10.31 to Form 8-K, dated January 24, 2008 and filed on January 29, 2008.

10.36	Stock Option Agreement, dated January 28, 2008, by and between the Company and Thomas Rende	Incorporated by reference as Exhibit 10.19 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.37	Employment Agreement between the Company and Thomas Lynch, dated as of January 29, 2009	Incorporated by reference as Exhibit 10.45 to Form 8-K dated January 29, 2009 and filed on February 3, 2009

10.38	Stock Option Agreement between the Company and Thomas Lynch, dated as of January 29, 2009	Incorporated by reference as Exhibit 10.46 to Form 8-K dated January 29, 2009 and filed on February 3, 2009

10.39	Restricted Stock Agreement between the Company and Thomas Lynch, dated as of January 29, 2009	Incorporated by reference as Exhibit 10.47 to Form 8-K dated January 29, 2009 and filed on February 3, 2009

14	Amended and Restated Code of Ethics	Incorporated by Reference as Exhibit 14 to Form 8-K dated August 15, 2008 and filed on August 21, 2008

21	Subsidiaries of the Company	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification by Chief Executive Officer	Filed herewith

31.2	Certification by Principal Financial and Accounting Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 23, 2009	FREDERICK’S OF HOLLYWOOD GROUP INC.

	By:	/s/ THOMAS J. LYNCH
Thomas J. Lynch
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Lynch	Chairman and Chief Executive Officer	October 23, 2009
Thomas J. Lynch	(Principal Executive Officer)

/s/ Thomas Rende	Chief Financial Officer (Principal	October 23, 2009
Thomas Rende	Financial and Accounting Officer) and Director

/s/ Linda LoRe	President and Director	October 23, 2009
Linda LoRe

/s/ Peter Cole	Director	October 23, 2009
Peter Cole

/s/ John L. Eisel	Director	October 23, 2009
John L. Eisel

/s/ William F. Harley	Director	October 23, 2009
William F. Harley

/s/Michael Salberg	Director	October 23, 2009
Michael Salberg

/s/ Joel Simon	Director	October 23, 2009
Joel Simon

/s/ Milton J. Walters	Director	October 23 2009
Milton J. Walters