Form 10-K/A
period 2009-07-25
FREDERICK'S OF HOLLYWOOD GROUP INC /NY/
filed 2009-11-18
CIK 93631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

As of October 30, 2009, there were 26,409,217 common shares outstanding.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed by the registrant to amend the Annual Report on Form 10-K filed by the registrant with the Securities and Exchange Commission on October 23, 2009 to include the information required to be disclosed by Items 10-14 of Part III of Form 10-K.

FREDERICK’S OF HOLLYWOOD GROUP INC.
2009 FORM 10-K/A
TABLE OF CONTENTS

ii

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On January 28, 2008, Frederick’s of Hollywood Group Inc. (formerly Movie Star, Inc.) (the “Company”) consummated a merger with FOH Holdings, Inc., a privately-held Delaware corporation (“FOH Holdings”).  As a result of the transaction, FOH Holdings became a wholly-owned subsidiary of the Company.  FOH Holdings is the parent company of Frederick’s of Hollywood, Inc. Upon consummation of the merger, the Company changed its name from Movie Star, Inc. to Frederick’s of Hollywood Group Inc. Unless otherwise indicated, as used in this Form 10-K/A, “Movie Star” refers to Movie Star, Inc. prior to the closing of the merger, “FOH Holdings” or “Frederick’s of Hollywood” refers to FOH Holdings, Inc., a privately-held Delaware corporation, prior to the closing of the merger and after the merger, as the context requires, and the “Company,” “we,” “our” or “us” refers to Frederick’s of Hollywood Group Inc., together with FOH Holdings, Inc. and its subsidiaries on a consolidated basis, after the closing of the merger.

Name	Age	Position

Thomas J. Lynch	41	Chairman and Chief Executive Officer
Linda LoRe	55	President and Director
Thomas Rende	49	Senior Vice President, Chief Financial Officer and Director
Peter Cole	60	Director
John L. Eisel(1)(3)	60	Director
William F. Harley(3)	46	Director
Michael A. Salberg(2)	57	Director
Joel M. Simon(1)(2)	64	Director
Milton J. Walters(1)(2)(3)	67	Director

(1)           Member of the Audit Committee
(2)           Member of the Compensation Committee
(3)           Member of the Nominating and Governance Committee

Thomas J. Lynch became our Chief Executive Officer in January 2009 and our Chairman of the Board in May 2009 and has been a member of our board of directors since the completion of the merger in January 2008.  From February 2007 to December 2008, he served as Chief Executive Officer of Fursa Alternative Strategies, LLC (“Fursa”).  From July 2006 to January 2007, Mr. Lynch was a Managing Director at UBS, an investment bank and global asset management business.  From August 2000 to May 2006, Mr. Lynch was Managing Director and Senior Vice-President of Mellon Asset Management. Mr. Lynch was a member of the Mellon Asset Management Senior Management Committee and was a thought leader in global distribution strategies and strategic planning.  Mr. Lynch had direct management responsibility for a $356 billion (Assets Under Management) institutional asset management business.  From 1995 to 2000, Mr. Lynch was Northeast Regional Vice President for Fortis Inc. and was responsible for strategic management, training, marketing and thought leadership.  From 1990 to 1995, Mr. Lynch was employed by Phoenix Inc. and The Paul Revere Insurance Group serving in various strategic and management roles.  Mr. Lynch is a former board member of The Massachusetts Society for the Prevention of Cruelty to Children. Mr. Lynch received a B.A. degree from St. Anselm College and attended The Brandeis University International Business School.

Linda LoRe has served as our President since February 2009, as President and Chief Executive Officer of the retail division and a member of our board of directors since the completion of the merger in January 2008, and as President and Chief Executive Officer of FOH Holdings since July 1999.  From 1991 to 1999, Ms. LoRe was President and Chief Executive Officer of Giorgio Beverly Hills.  Ms. LoRe has 36 years of experience in retail and wholesale including 19 years as a chief executive officer.  Ms. LoRe has been a member of the board of directors of FOH Holdings since October 1998 and of its subsidiaries since 1999.  Ms. LoRe also is a member of the Trusteeship of the International Women’s Forum, for which she previously served on the Board, The Women’s Leadership Board for the Kennedy School of Government at Harvard University, the Board of Advisors for the Fashion Institute of Design Merchandising (FIDM) and the United States Air Force, as its Entertainment and Industry Liaison emeritus.  In addition, Ms. LoRe is the founding board member of the Youth Mentoring Connection, which serves at-risk youth in Southern California. Ms. LoRe attended California State University at Long Beach.

Thomas Rende has served as our Chief Financial Officer and a member of our board of directors since January 2008, and as Chief Financial Officer of the wholesale division since February 1999.  He also served as a member of our board of directors from April 2004 to April 2007.  Since joining Movie Star in 1989, he has held various positions within the finance department.  Mr. Rende received a B.S. degree in economics from the State University of New York at Oneonta.

Peter Cole has served as a member of our board of directors since April 2004 and as our Executive Chairman from January 2008 to May 2009.  From January 2007 to January 2008, he served as the lead Movie Star director to facilitate the timely and successful completion of our merger with FOH Holdings.  Since October 2005, Mr. Cole has been the managing member of Performance Enhancement Partners, LLC, a private consulting firm that he founded.  From April 2001 through July 2005, Mr. Cole served as Chairman of the Board and Chief Executive Officer of Qwiz, Inc., a leading provider of pre-employment competency assessment solutions and training needs analysis.  Prior to joining Qwiz, Inc., Mr. Cole was a Managing Director at Citibank, where he was responsible for one of its global capital markets businesses.  At both Qwiz and Citibank, Mr. Cole successfully integrated acquired companies into existing core businesses.  Mr. Cole serves as a director and member of the audit committee of Qwiz Holdings, LLC.  Mr. Cole received a B.A. degree in economics from the University of Vermont.

John L. Eisel has been a member of our board of directors since April 2004.  Since 1980, Mr. Eisel has been a partner at Wildman, Harrold, Allen & Dixon LLP, a law firm located in Chicago, Illinois that he joined in 1975.  Mr. Eisel’s primary areas of practice are mergers and acquisitions and securities regulation and he is the chairman of his firm’s Transactional Department and a member of his firm’s Executive Committee.  Mr. Eisel received a B.S. degree in accounting and a J.D. degree from the University of Illinois.

William F. “Mickey” Harley, III has been a member of our board of directors since the completion of the merger in January 2008.  Mr. Harley is President and Chief Investment Officer of Fursa, which he co-founded in April 1999 (as HBV Capital Management, LLC) and then sold to Mellon Financial Corporation in July 2002 (at which time it was re-named Mellon HBV Alternative Strategies LLC). Mr. Harley served as Chief Investment Officer and Chief Executive Officer of Fursa from July 2002 until he purchased it from Mellon in December 2006.  Mr. Harley is principally responsible for Fursa’s investment decisions.  From June 1996 to April 1999, Mr. Harley was the Head of Research at Milton Partners, L.P. (“Milton”), a hedge fund manager specializing in arbitrage funds. Before joining Milton, Mr. Harley was a Vice President and Director of Allen & Company, where he was responsible for the day-to-day management and investment strategies of the arbitrage department.  From January 2003 to April 2006, Mr. Harley served as a director of FOH Holdings, Inc.  He was reappointed as a director of FOH Holdings in April 2007.  Mr. Harley also currently serves on the board of directors of Xemplar Energy Corporation (TSX Venture: XE) and J.L. French Automotive Castings, Inc. and previously served on the board of directors of Metromedia International Group, Inc., Integral Systems, Inc., Coastal Greenland Limited and Interboro Insurance.  Mr. Harley received a Masters degree in public and private management from Yale University’s School of Management and a B.S. degree in chemical engineering and a B.A. degree in economics from Yale University.

Michael A. Salberg has been a member of our board of directors since 2001.  From November 2003 through July 2006, he served as General Counsel of the Anti-Defamation League, an international not-for-profit organization.  In addition to his duties as General Counsel, Mr. Salberg served as Deputy Chief Operating Officer from November 2003 until December 2004 and then as Special Assistant to the National Director until July 2006.  Since July 2006, he has served as Associate National Director and Director of International Affairs of the Anti-Defamation League.  From April 1989 to November 2003, he was a partner in the New York law firm of Graubard Miller and its predecessors.  Graubard Miller and its predecessors have represented us as legal counsel for many years. Mr. Salberg received a J.D. degree from New York Law School and a B.A. degree from the University of Cincinnati.

Joel M. Simon has been a member of our board of directors since 1996.  Since July 2000, Mr. Simon has been a principal of XRoads Solutions Group, LLC, a financial consulting and advisory firm.  Mr. Simon was the President and Chief Executive Officer of Starrett Corporation, a real estate construction, development and management company from March 1998 to December 1998.  Prior to that, Mr. Simon was a private investor from 1996 to 1998, Executive Vice President and Chief Operating Officer of Olympia & York Companies (U.S.A.) from 1985 through 1996, and a practicing CPA from 1967 through 1984.  Mr. Simon serves as a director and Chairman of the Audit Committee of Avatar Holdings, Inc., a residential real estate and land development company.  Mr. Simon received a B.S. degree in accounting from Queens College of the City University of New York.

Milton J. Walters has been a member of our board of directors since the completion of the merger in January 2008.  Since August 1999, he has been the President and Chief Executive Officer of Tri-River Capital, an investment banking financial management and valuation service provider which he founded.  Mr. Walters has been a director of FOH Holdings since January 2003.  Mr. Walters is also a director of DecisionOne and Sun Healthcare Group (NASDAQ: SUNH).  He has more than 40 years of investment banking experience including AG Becker and its successor Warburg Paribas Becker (1965-1984), Smith Barney (1984-1988), Prudential Securities (1997-1999) and Tri-River Capital (1988-1997 and 1999 to present).  Mr. Walters is a member of the Economics Club of New York and the National Association of Corporate Directors.  He is a former Trustee of Hamilton College and Friends Academy.  Mr. Walters received an A.B. degree from Hamilton College.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on the review of the copies of these forms furnished to us and representations that no other reports were required, all Section 16(a) reporting requirements were complied with during the year ended July 25, 2009.

Code of Ethics

In August 2008, our board of directors adopted an amended and restated code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. The code of ethics was filed with the Securities and Exchange Commission (“SEC”) on August 21, 2008 as Exhibit 14 to our Current Report on Form 8-K, dated August 15, 2008.  Our code of ethics can be found on our corporate website at www.fohgroup.com.  In addition, requests for copies of the code of ethics should be sent in writing to Frederick’s of Hollywood Group Inc., 1115 Broadway, New York, New York 10010, Attention: Corporate Secretary.

Committees of the Board of Directors

We have standing audit, compensation and nominating and governance committees.  We also had an indemnity claims committee comprised of Joel M. Simon and Milton J. Walters (co-chairmen), which was responsible for making determinations regarding pursuing and responding to indemnification claims under our merger agreement with FOH Holdings.  Following the expiration of the indemnification period under the merger agreement on July 28, 2009 and the release of the shares held in escrow to cover indemnification obligations on August 12, 2009, the term of the indemnity claims committee expired.

Audit Committee

General

Our audit committee consists of Joel M. Simon (chairman), John L. Eisel and Milton J. Walters, each an independent director under the NYSE Amex listing standards.  As required by the NYSE Amex standards, our audit committee is comprised of at least three independent directors who are also “financially literate.” These standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

Financial Expert on Audit Committee

We must certify to the NYSE Amex that our audit committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.  The board of directors has determined that Joel Simon satisfies the NYSE Amex’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Compensation Committee

Our compensation committee is currently comprised of Michael Salberg (chairman), Joel M. Simon and Milton J. Walters, each an independent director under the NYSE Amex listing standards.  Thomas J. Lynch served as a member of the compensation committee from January 2008, and as its chairman from August 2008, until his resignation in January 2009 when he became our Chief Executive Officer.  Upon Mr. Lynch’s resignation, Michael Salberg became chairman and Joel M. Simon and Milton J. Walters were appointed to serve on the compensation committee.

Nominating and Governance Committee

Our nominating and governance committee is currently comprised of Milton J. Walters (chairman), John L. Eisel and William F. Harley, each an independent director under the NYSE Amex listing standards.  The nominating and governance committee is responsible for overseeing the selection of persons to be nominated to serve on the board of directors.  The nominating and governance committee considers persons identified by its members, management, shareholders, investment bankers and others.  There have been no material changes to the procedures by which security holders may recommend nominees to the board.

ITEM 11. – EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to or earned by each of the named executive officers for the years ended July 25, 2009 and July 26, 2008:

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)(1)	All Other Compensation ($)		Total ($)

Thomas J. Lynch	2009	336,923	(3)	-		9,913	(4)	46,323	14,514	(5)	407,673
Chairman and CEO	2008	-		-		-		-	-		-

Linda LoRe	2009	650,000		-		247,399	(7)	144,652	41,088	(5)	1,083,139
President	2008	650,000		225,000	(6)	154,624	(7)	159,497	61,144	(8)	1,250,265

Thomas Rende(2)	2009	340,000		-		-		51,523	24,492	(5)	416,015
SVP and CFO	2008	312,014	(9)	75,000	(10)	75,000	(11)	178,186	28,725	(8)	668,925

Peter Cole(2)	2009	416,666	(12)	-		-		16,346	-		433,012
Former Executive	2008	500,000	(13)	-		155,000	(14)	266,139	-		921,139
Chairman

(1)
Represents the dollar amount recognized for financial statement reporting purposes during the years ended July 25, 2009 and July 26, 2008, computed in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), except that, pursuant to the rules of the SEC relating to executive compensation disclosure, the amounts exclude the impact of estimated forfeitures related to service-based vesting conditions.  Assumptions used in the calculation of these amounts are disclosed in Note 12 to our audited consolidated financial statements for the year ended July 25, 2009 contained in our Annual Report on Form 10-K filed with the SEC on October 23, 2009.

(2)
Mr. Cole served as a consultant to, and Mr. Rende was employed by, Movie Star prior to the merger.  Their compensation for the period from July 29, 2007 to January 28, 2008 (the closing date of the merger) has been included in this table, but is not included in the Company’s consolidated financial statements for the year ended July 26, 2008.

(3)	Represents salary paid to Mr. Lynch in accordance with the terms of his employment agreement from the commencement of his employment on January 2, 2009 to July 25, 2009.

(4)
Represents stock-based compensation expense, as computed in accordance with SFAS 123(R), recorded during the year ended July 25, 2009 relating to 100,000 shares of restricted stock issued to Mr. Lynch on January 29, 2009 under the Company’s 2000 Performance Equity Plan.

(5)	Represents payments that we made in fiscal year 2009 for the named executive officers as follows:

Named Executive Officer	Life Insurance	Long Term Disability Insurance	Group Health Insurance	Automobile Expenses	Matching Contribution Under the 401(k) Plan	Total
Thomas J. Lynch	-	313	5,451	8,750	-	14,514
Linda LoRe	10,550	1,070	11,843	15,000	2,625	41,088
Thomas Rende	2,680	992	16,920	3,900	-	24,492

(6)	In accordance with the terms of her equity incentive agreement, Ms. LoRe received a cash bonus payment of $225,000 upon the consummation of the merger.

(7)
Represents stock-based compensation expense, as computed in accordance with SFAS 123(R), recorded during the years ended July 25, 2009 and July 26, 2008 relating to 200,000 shares of common stock issued to Ms. LoRe upon the consummation of the merger.  100,000 of these shares vest on December 31, 2009, 50,000 shares vest on December 31, 2010, and the remaining 50,000 shares vest on December 31, 2011.

(8)	Represents payments that we made in fiscal year 2008 for the named executive officers as follows:

Named Executive Officer	Life Insurance	Long Term Disability Insurance	Group Health Insurance	Automobile Expenses	Matching Contribution Under the 401(k) Plan	Total
Linda LoRe	24,675	1,751	13,463	15,000	6,255	61,144
Thomas Rende	2,680	3,225	17,715	1,940	3,165	28,725

(9)	In accordance with Mr. Rende’s amended and restated employment agreement dated January 24, 2008, his annual base salary increased from $240,000 to $340,000 effective November 30, 2007.

(10)	In accordance with the terms of his employment agreement, Mr. Rende received a cash bonus payment of $75,000 upon the consummation of the merger.

(11)
Represents stock-based compensation expense, as computed in accordance with SFAS 123(R), recorded during the year ended July 26, 2008 relating to 24,194 fully vested shares issued to Mr. Rende upon the consummation of the merger under the Company’s 2000 Performance Equity Plan.

(12)
In accordance with the terms of its amended consulting agreement, Performance Enhancement Partners, LLC was to receive an annual consulting fee of $400,000 plus an additional consulting fee of $100,000.  Effective May 23, 2009, the consulting agreement was terminated and these amounts were pro-rated to reflect a partial year of service.  Mr. Cole is the sole member of Performance Enhancement Partners, LLC.

(13)	In accordance with the terms of its consulting agreement, Performance Enhancement Partners, LLC received an annual consulting fee of $400,000 plus an additional consulting fee of $100,000.

(14)
Represents stock-based compensation expense, as computed in accordance with SFAS 123(R), recorded during the year ended July 26, 2008 relating to 50,000 fully vested shares of common stock issued to Performance Enhancement Partners, LLC upon the consummation of the merger under the Company’s 2000 Performance Equity Plan.

Compensation Arrangements for Executive Officers

Thomas J. Lynch

On January 29, 2009, we entered into an employment agreement with Thomas J. Lynch, which provides for Mr. Lynch to be employed as our Chief Executive Officer for a two year term which commenced on January 2, 2009 until January 2, 2011 at a base salary of $600,000 per year.  Pursuant to the terms of the employment agreement, in addition to his base salary, Mr. Lynch is eligible to receive, for the years ending July 31, 2010 and July 30, 2011, an annual performance bonus equal to 65% of his base salary based on achieving certain targeted performance goals determined by the compensation committee after consultation with him.  The bonus for the year ending July 31, 2011 will be prorated for the partial year.  No performance bonus was required to be paid to Mr. Lynch for the year ended July 25, 2009.

In addition to his base salary, on January 29, 2009, we granted Mr. Lynch a ten-year, non-qualified option to purchase 360,000 shares of common stock under our 1988 Non-Qualified Stock Option Plan at an exercise price of $0.38 per share.  120,000 option shares are immediately exercisable and 120,000 shares will vest on each of January 2, 2010 and 2011.

Additionally, on January 29, 2009, we issued Mr. Lynch 100,000 shares of restricted stock.  50,000 shares will vest on January 2, 2010, provided that Mr. Lynch is employed by us and that he has purchased an aggregate of 250,000 shares of common stock in the open market in accordance with the terms of a 10b5-1 trading plan (“Trading Plan”) to be entered into by Mr. Lynch during the first open window period that such plan can be entered into in accordance with the terms of our insider trading policy (the “stock purchase”).  Mr. Lynch entered into a Trading Plan on July 10, 2009.  If Mr. Lynch does not complete the stock purchase by January 2, 2010, then the 50,000 shares will not vest on such date; however, all 100,000 shares will vest on January 2, 2011 provided that Mr. Lynch is employed by us and has completed the stock purchase by such date.  As of October 30, 2009, Mr. Lynch had purchased 173,800 shares of our common stock under his Trading Plan and it is anticipated that he will complete the stock purchase by December 31, 2009.

The employment agreement provides that if, during the employment term, we terminate Mr. Lynch without “cause” or he terminates his employment for “good reason” (as such terms are defined in the employment agreement), we will be required to pay to him (i) his base salary for (a) four months from the date of termination if such date is prior to July 2, 2009, (b) six months from the date of termination if such date is between July 2, 2009 and January 2, 2010 or (c) eight months from the date of termination if such date is after January 2, 2010 and prior to the end of the employment term and (ii) his annual performance bonus, pro-rated to the date of termination.  In addition, the portion of the stock option that would otherwise have vested within the one-year period following termination will immediately vest and the restricted stock would continue to vest as scheduled, provided that the stock purchase requirement is met.

Mr. Lynch’s employment agreement also provides for us to pay the premiums on a life insurance policy for him providing a death benefit of $1,500,000 to Mr. Lynch’s designated beneficiary and a disability insurance policy for Mr. Lynch providing a non-taxable benefit of at least $10,000 per month payable to Mr. Lynch in the event of his disability.  Under the employment agreement, Mr. Lynch is prohibited from disclosing confidential information about us and employing or soliciting any of our current employees to leave us during his employment and for a period of one year thereafter.  The employment agreement does not contain any change of control provisions.

Linda LoRe

On January 28, 2008, the closing date of the merger, we and FOH Holdings entered into an employment agreement with Linda LoRe for an initial three year term from August 1, 2007 to August 1, 2010, pursuant to which she serves as the President and Chief Executive Officer of the retail division and a director of our company.  In February 2009, Ms. LoRe was promoted and now also serves as our President.  Her employment agreement was not amended in connection with the promotion.  The employment agreement will automatically be extended for additional one-year periods unless earlier terminated or either we or Ms. LoRe give the other notice of our or her intent to terminate at least three months prior to the end of the initial term or any renewal period.  It is intended that the employment term will not exceed an aggregate of seven years.  The employment agreement provides for a base salary of $650,000 per year, to be reviewed annually for possible increases at the board’s discretion.  The employment agreement also provides for an annual performance bonus up to 50% of her base salary based on achieving certain targeted performance goals to be determined by the compensation committee after consultation with Ms. LoRe.  No performance bonus was paid to Ms. LoRe for the years ended July 26, 2008 and July 25, 2009 because no bonus plan was in effect for those fiscal years.

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

On January 28, 2008, the closing date of the merger, the equity incentive agreement, dated December 14, 2007, between FOH Holdings and Ms. LoRe became effective, pursuant to which Ms. LoRe (i) was granted an option under the Amended and Restated 2003 Employee Equity Incentive Plan (“2003 Plan”) to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $3.10 per share (the last sale price of our common stock on the closing date of the merger).  25,000 shares vested on the closing date and the remaining shares vest in three equal annual installments of 25,000 shares and will expire ten years after the grant date, (ii) was issued an aggregate of 200,000 shares of our restricted common stock, 100,000 shares of which will vest on December 31, 2009, 50,000 shares will vest on December 31, 2010 and the remaining 50,000 shares will vest on December 31, 2011 and (iii) received a $225,000 cash bonus.

We currently have a key person insurance policy on the life of Ms. LoRe in the amount of $5.0 million under which we are the beneficiary.

Thomas Rende

On January 24, 2008, we entered into an employment agreement with Thomas Rende, which became effective on January 28, 2008, the closing date of the merger.  The employment agreement provides for Mr. Rende to be employed as our Senior Vice President and Chief Financial Officer until December 31, 2009 at a base salary of $340,000 per year.  Pursuant to the terms of the employment agreement, upon the completion of the merger, Mr. Rende received a bonus equal to (a) $75,000 in cash and (b) 24,194 shares of common stock, which represents $75,000 divided by $3.10, the last sale price of a share of our common stock on the closing date of the merger.  Mr. Rende was eligible to receive, for the fiscal years ended July 26, 2008 and July 25, 2009, and is eligible to receive for the year ending July 31, 2010, an annual performance bonus equal to 35% of his base salary based on achieving certain targeted performance goals determined by the compensation committee after consultation with him.  The bonus for the year ending July 31, 2010 will be prorated for the partial year.  No performance bonus was paid to Mr. Rende for the years ended July 26, 2008 and July 25, 2009 because no bonus plan was in effect for those fiscal years.

The employment agreement provides for us to pay the premiums on a life insurance policy for Mr. Rende providing a death benefit of $1,000,000 to his designated beneficiary and a disability insurance policy for Mr. Rende providing a non-taxable benefit of at least $7,500 per month payable to him in the event of his disability.  Mr. Rende is also entitled to participate in our group medical insurance and Retired Senior Executive Medical Plan.  Under the employment agreement, Mr. Rende is prohibited from disclosing confidential information about us and employing or soliciting any of our current employees to leave us during his employment and for a period of one year thereafter.  The employment agreement does not contain any change of control provisions.

We are currently in negotiations with Mr. Rende regarding an extension of his employment agreement.

Peter Cole

On April 9, 2007, we entered into a consulting agreement with Performance Enhancement Partners, LLC, pursuant to which Performance Enhancement Partners provided us with the personal services of Peter Cole to act as the lead member of our Board of Directors to facilitate the consummation of the merger and to serve as our Executive Chairman following the merger.  On October 22, 2008, the consulting agreement was amended to extend the consulting agreement for an additional six-month period from January 27, 2009 to July 25, 2009 unless earlier terminated upon 30 days’ prior written notice.  Effective May 23, 2009, the consulting agreement was terminated.

Pursuant to the amended consulting agreement, Performance Enhancement Partners received a consulting fee at the annual rate of $400,000, payable in four equal quarterly installments in arrears and prorated for the ten-month period during the year ended July 25, 2009 in which Mr. Cole served as Executive Chairman.  The agreement also provided for Performance Enhancement Partners to receive an additional annual consulting fee of $100,000, which also was prorated for the ten-month period during fiscal year 2009 in which Mr. Cole served as Executive Chairman.

On January 28, 2008, the closing date of the merger, we (i) issued to Performance Enhancement Partners 50,000 shares of our common stock under the 2000 Performance Equity Plan and (ii) granted to Performance Enhancement Partners a five-year non-qualified option to purchase 137,500 shares of our common stock under the 2000 Performance Equity Plan at an exercise price of $3.10 per share, the last sale price of our common stock on the closing date of the merger. 87,500 of the shares underlying the option vested on the grant date and 50,000 shares vested on July 26, 2008.  On July 28, 2008, the commencement date of the first extension period of the consulting agreement, we granted Performance Enhancement Partners a five-year non-qualified option to purchase 25,000 shares of our common stock under the 2000 Performance Equity Plan at an exercise price of $0.96 per share, the last sale price of our common stock on the grant date, which vested on January 26, 2009.  On January 27, 2009, the commencement date of the second extension period of the consulting agreement, we granted Performance Enhancement Partners a five-year non-qualified option to purchase 25,000 shares of our common stock at an exercise price of $0.37 per share, the last sale price of our common stock on the grant date.  These shares were to vest in six equal monthly installments commencing on the one-month anniversary of the commencement date of the second extension period.  Upon the termination of the consulting agreement on May 23, 2009, 16,668 shares were vested and the remaining unvested portion expired.  On June 8, 2009, Performance Enhancement Partners, LLC exercised these options.

Grants of Plan-Based Awards

The following table sets forth information regarding awards to the named executive officers under our equity compensation plans during the year ended July 25, 2009.  There can be no assurance that the grant date fair value of the stock and option awards will ever be realized by the individual.  The amount of these awards that was expensed is included in the Summary Compensation Table:

Name	Grant Date	Number of Shares of Stock (#)		Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/sh)	Exercise Price of Option Awards on the Grant Date ($/sh)(1)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Thomas J. Lynch	1/29/09	100,000	(3)	-		-	-	38,000
	1/29/09	-		360,000	(4)	.38	.38	91,323

Peter Cole	1/28/09	-		25,000	(5)	.37	.37	5,198
	7/28/08	-		25,000	(6)	.96	.96	12,880

(1)	Represents the closing price of our common stock on the date of grant.

(2)
The fair value of the stock and option awards was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for each grant: risk-free interest rate 2.33%; expected life of 6.8 years; expected volatility 68.4% and expected dividends of zero.  The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the holder.

We account for our stock-based employee compensation arrangements under SFAS 123(R), which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

(3)
Represents shares of restricted common stock issued to Mr. Lynch in accordance with the terms of his employment agreement with the Company.  50,000 shares will vest on January 2, 2010, provided that Mr. Lynch is employed by us and that he has purchased an aggregate of 250,000 shares of common stock in the open market in accordance with the terms of a 10b5-1 trading plan (“Trading Plan”) to be entered into by Mr. Lynch during the first open window period that such plan can be entered into in accordance with the terms of our insider trading policy (the “stock purchase”).  Mr. Lynch entered into a Trading Plan on July 10, 2009.  If Mr. Lynch does not complete the stock purchase by January 2, 2010, then the 50,000 shares will not vest on such date; however, all 100,000 shares will vest on January 2, 2011 provided that Mr. Lynch is employed by us and has completed the stock purchase by such date.

(4)
Represents shares issuable upon exercise of an option granted to Mr. Lynch in accordance with the terms of his employment agreement with the Company.  120,000 shares are immediately exercisable and 120,000 shares will vest on each of January 2, 2010 and 2011.

(5)
Represents shares issuable upon exercise of an option granted to Performance Enhancement Partners, LLC in accordance with the terms of the consulting agreement with the Company to provide the services of Peter Cole, our former Executive Chairman and the sole member of Performance Enhancement Partners, LLC.  These shares were to vest in six equal monthly installments commencing on the one-month anniversary of the grant date.  Upon the termination of the consulting agreement on May 23, 2009, 16,668 shares were vested and the remaining unvested portion expired.  On June 8, 2009, Performance Enhancement Partners, LLC exercised these options.

(6)
Represents shares issuable upon exercise of an option granted to Performance Enhancement Partners, LLC in accordance with the terms of the consulting agreement described in footnote (5) above.  These shares vested on January 26, 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding option awards as of July 25, 2009 for each of the named executive officers:

	Option Awards
Name	Number of Securities Underlying Unexercised Exercisable Options (#)	Number of Securities Underlying Unexercised Un-exercisable Options (#)		Option Exercise Price ($)	Option Expiration Date
Thomas J. Lynch	120,000	240,000	(1)	.38	1/28/2019

Linda LoRe	244,907	-		1.90	12/1/2013
	120,228	120,227	(2)	2.46	12/7/2016
	50,000	50,000	(2)	3.10	1/27/2018

Thomas Rende	17,500	-		2.125	02/21/10
	17,500	-		1.375	02/21/10
	30,000	7,500	(3)	2.90	12/9/14
	30,000	45,000	(4)	2.00	10/12/16
	78,750	-		3.10	1/27/2015

Peter Cole	137,500	-		3.10	1/27/2013
	25,000	-		.96	7/27/2013

(1)	These options vest in two equal annual installments beginning on January 2, 2010.

(2)	These options vest in two equal annual installments beginning on January 29, 2010.

(3)	These options vest on December 9, 2009.

(4)	These options vest in three equal annual installments beginning on October 13, 2009.

Option Exercises and Stock Vested in Fiscal Year 2009

The following table summarizes the option exercises and vesting of stock awards during the year ended July 25, 2009 for each named executive officer.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Thomas J Lynch	-	-	-	-
Linda LoRe	-	-	-	-
Thomas Rende	-	-	-	-
Peter Cole	16,668	6,000	-	-

(1)
For each option exercised, the value realized upon exercise represents the closing price of our common stock of $0.73 on June 8, 2009, the date the option was exercised, less the option exercise price of $0.37, multiplied by the number of shares underlying the option exercised.

Potential Termination or Change of Control Payments

Each of our named executive officers has an employment agreement with us that provides for the following potential payments in the event of their termination.  Unless otherwise indicated, all such payments will be paid in accordance with our normal payroll procedures.  Of the named executive officers, only Linda LoRe’s employment agreement contains a change of control provision.

Thomas J. Lynch

Payment Upon Death or Disability. In the event of death or termination due to “disability” (as defined in his employment agreement), Mr. Lynch, or his designated beneficiary, as the case may be, will be entitled to receive:

•	base salary through the date of death or disability;

•
any non-equity incentive compensation that would have become payable for the year in which the employment was terminated, pro-rated for the number of months worked during the fiscal year of termination;

•	all valid business expense reimbursements; and

•	all accrued but unused vacation pay.

In addition, in the case of death, his beneficiary will be entitled to receive proceeds from a company-paid life insurance policy provided to him in his name.  We also maintain a long-term disability insurance policy for Mr. Lynch, which will provide a non-taxable benefit of at least $10,000 per month, payable to him.

Payment Upon Involuntary Termination Without Cause or Resignation for Good Reason. If Mr. Lynch terminates his employment for “good reason” (as defined in his employment agreement) or is terminated by us without “cause” (as defined in his employment agreement), he will be entitled to receive the following:

•
base salary for (a) six months from the date of termination if such date is between July 2, 2009 and January 2, 2010 or (c) eight months from the date of termination if such date is after January 2, 2010 and prior to the end of the employment term;

•
any non-equity incentive compensation that would have become payable for the year in which the employment was terminated, pro-rated for the number of months worked during the fiscal year of termination;

•	all valid business expense reimbursements; and

•	all accrued but unused vacation pay.

In addition, the portion of the stock option that would otherwise have vested within the one-year period following termination will immediately vest and the restricted stock will continue to vest as scheduled, provided that the stock purchase requirement is met.  To the extent necessary to comply with Internal Revenue Code Section 409A, all cash amounts due may be paid in a lump-sum cash payment on the six-month anniversary of the date of termination of employment.

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

•
an amount equal to 1.25 times her base salary in effect on the termination date, payable no later than 45 days after the termination date; provided that to the extent necessary to avoid noncompliance with Internal Revenue Code Section 409A, such amount may be placed in an interest bearing escrow account and the deposited amount paid in full to Ms. LoRe six months after the termination date.

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

Payment Upon Involuntary Termination Without Cause or Resignation for Good Reason. If Mr. Rende terminates his employment for “good reason” (as defined in his employment agreement) or is terminated by us without “cause” (as defined in his employment agreement), or if we do not continue his employment at the end of the employment term upon substantially similar terms, he will be entitled to receive the following:

•	base salary through the end of the employment term (December 31, 2009);

•	the sum of $250,000, payable in equal installments so that the entire amount will be received by March 15th of the calendar year following the date of termination;

•	any non-equity incentive compensation that would have become payable through the end of the employment term;

•	life, disability and health insurance benefits through the end of the employment term;

•	company-paid continuation of medical coverage for one year after the end of the term;

•	all valid business expense reimbursements; and

•	all accrued but unused vacation pay.

The following table reflects the amounts that would have been payable to each of the named executive officers had their employment terminated as of July 25, 2009:

Name	Benefits	Change in Control(1)	Death or Disability	Involuntary Termination Without Cause or Resignation for Good Reason
Thomas J. Lynch	Base Salary	$-	$-	$300,000
	Restricted Stock(2)	-	-	85,000
	Accelerated Vesting of Stock Options(3)	-	-	56,400
	Accrued Vacation Pay	-	60,664	60,664
	Total	$-	$60,664	$502,064

Linda LoRe	Severance	$1,137,500	$-	$812,500
	Restricted Stock(2)	170,000	-	-
	Medical Insurance	18,330	-	18,330
	Accrued Vacation Pay	312,497	312,497	312,497
	Total	$1,638,327	$312,497	$1,143,327

Thomas Rende	Base Salary	$-	$-	$141,667
	Severance	-	-	250,000
	Medical Insurance	-	-	23,166
	Disability Insurance	-	-	709
	Life Insurance	-	-	1,117
	Accrued Vacation Pay	-	33,067	33,067
	Total	$-	$33,067	$449,726

(1)	The employment agreements for Messrs. Lynch and Rende do not contain any change in control provisions.

(2)
The value of restricted stock subject to accelerated vesting represents the closing price of our common stock of $0.85 on July 24, 2009, the last trading day of the year ended July 25, 2009, multiplied by the shares of restricted stock subject to accelerated vesting.

(3)
The value of stock options subject to accelerated vesting represents the closing price of our common stock of $0.85 on July 24, 2009, the last trading day of the year ended July 25, 2009, less the option exercise price of $0.38, multiplied by 120,000 shares underlying the portion of the option subject to accelerated vesting.

Compensation Plans

Non-Equity Compensation Plan

1998 Senior Executive Incentive Plan

In September 1998, our compensation committee adopted an incentive compensation plan.  Under the 1998 Senior Executive Incentive Plan, as amended, the compensation committee has the discretion to award bonus compensation to senior executives in an amount not to exceed 6.75% of any excess pre-tax income over the base amount of $1,200,000.  No awards were made under the plan to our named executive officers for fiscal year 2009.

Equity Compensation Plans

Employee Stock Ownership Plan

Effective December 31, 2007, we terminated our Employee Stock Ownership and Capital Accumulation Plan (“Employee Stock Plan”).  As of October 30, 2009, there were 360 participants who were entitled to receive an aggregate of 61,934 shares of our common stock.

Amended and Restated 1988 Non-Qualified Stock Option Plan

On December 13, 1988, our shareholders approved the 1988 Non-Qualified Stock Option Plan covering up to 833,333 shares of common stock to provide an additional continuing form of long-term incentive to selected officers. On September 19, 2006, our board of directors approved the Amended and Restated 1988 Non-Qualified Stock Option Plan, which (i) increased the time period in which an employee terminated for any reason other than death or disability has to exercise the portion of the option which is exercisable on the date of termination from 30 days to 90 days following the date of termination; (ii) provides for continued exercisability of options after termination in the discretion of the compensation committee as set forth in the stock option agreement at the time of grant; (iii) increased the time period in which an employee terminated due to disability has to exercise the option from 180 days to one year from the date of termination; and (iv) increased the time period in which the legal representative or legatee under the will of an employee who dies within 90 days (instead of 30 days) after the date of termination of employment or while employed by us or a subsidiary has to exercise the decedent employee’s option from 180 days to one year from the date of death.  Unless terminated by the board, the 1988 Non-Qualified Stock Option Plan shall remain effective until no further options may be granted and all options granted under the 1988 Non-Qualified Stock Option Plan are no longer outstanding.  During fiscal year 2009, 360,000 options were granted to our Chief Executive Officer under the 1988 Non-Qualified Stock Option Plan and no options were granted to our employees during fiscal year 2008. As of October 30, 2009, there were options outstanding to purchase 522,500 shares, exercisable at prices ranging from $.38 per share to $2.90 per share of our common stock at a weighted average exercise price of $.99 per share.

Amended and Restated 2000 Performance Equity Plan

On February 22, 2000, the board of directors adopted the 2000 Performance Equity Plan covering 375,000 shares of common stock under which our officers, directors, key employees and consultants are eligible to receive incentive or non-qualified stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options and other stock based awards.  Shareholders approved the 2000 Performance Equity Plan on November 28, 2000.  On January 23, 2008, our shareholders approved the Amended and Restated 2000 Performance Equity Plan, which increased the number of shares of our common stock available for issuance under the plan from 375,000 shares to 2,000,000 shares, added a 500,000 share limit on grants to any individual in any one calendar year in order for the plan to comply with Section 162(m) of the Internal Revenue Code and made other changes to comply with Section 409A of the Internal Revenue Code.  The Amended and Restated 2000 Performance Equity Plan will terminate when no further awards may be granted and awards granted are no longer outstanding, provided that incentive options may only be granted until February 21, 2010.  To the extent permitted under the provisions of the 2000 Performance Equity Plan, the compensation committee has authority to determine the selection of participants, allotment of shares, price and other conditions of awards.  During fiscal years 2009 and 2008, 127,500 and 491,250 options, respectively, were granted to our employees under the 2000 Performance Equity Plan, and no options have been granted to our employees under the 2000 Performance Equity Plan subsequent to the end of fiscal year 2009 through October 30, 2009. As of October 30, 2009, there were options outstanding to purchase an aggregate of 731,750 shares, exercisable at prices ranging from $.17 per share to $3.10 per share of our common stock at a weighted average exercise price of $2.47 per share.

During the year ended July 25, 2009, we issued, pursuant to the 2000 Performance Equity Plan, 100,000 shares of restricted stock to our Chief Executive Officer.  50,000 shares vest on each of January 2, 2010 and 2011, subject to certain conditions.  During the year ended July 26, 2008, we issued, pursuant to the 2000 Performance Equity Plan, 24,194 fully vested shares of common stock to our Chief Financial Officer and 50,000 shares to our then Executive Chairman at a price of $3.10 per share.  On July 1, 2008, we also issued 17,483 shares of restricted stock under the 2000 Performance Equity Plan to one officer.  On February 13, 2009, the vesting of these shares was accelerated and they became fully vested.  The officer subsequently resigned during the year ended July 25, 2009.

Our Non-Employee Director Compensation Plan provides that each non-employee director may elect to receive the annual stipend and meeting fees in cash and/or shares of our common stock under our 2000 Performance Equity Plan in such proportion as is determined by each non-employee director.  As of July 25, 2009, an aggregate of 223,604 shares of common stock have been issued to non-employee directors under the 2000 Performance Equity Plan.

Amended and Restated 2003 Employee Equity Incentive Plan

FOH Holdings adopted the 2003 Employee Equity Incentive Plan on December 1, 2003.  The plan authorized FOH Holdings to issue incentive or nonqualified stock options to its employees and officers.  The plan was amended and restated as of December 1, 2006, primarily to increase the number of shares covered under the plan and to permit the issuance of nonqualified stock options to independent directors.  Unless previously terminated by the board, the 2003 Plan will terminate on November 30, 2010 and no options may be granted under the 2003 plan after that date, but such termination will not affect any rights under an option already granted to a holder.  On January 28, 2008, upon the consummation of the merger, the 2003 Plan and underlying options were assumed by us. As of October 30, 2009, there were options outstanding to purchase an aggregate of 975,974 shares, exercisable at prices ranging from $1.12 per share to $4.52 per share of our common stock at a weighted average exercise price of $2.38 per share.  No additional grants may be made under the 2003 Plan.

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

The following table summarizes the compensation of our non-employee directors for the year ended July 25, 2009.  Directors who are employees of or consultants to our company do not receive separate compensation for their service as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Peter Cole(2)	4,333	-	—	4,333
John L. Eisel(3)	23,600	12,400	—	36,000
William F. Harley(4)	-	29,000	—	29,000
Thomas J. Lynch(5)	14,333	-	—	14,333
Michael A. Salberg(6)	30,000	-	—	30,000
Joel M. Simon(7)	31,894	5,106	—	37,000
Milton J. Walters(8)	27,750	9,250	—	37,000

(1)	Represents the dollar value of the compensation that the director elected to receive in shares of our common stock in lieu of cash compensation.

(2)
Mr. Cole served as our Executive Chairman until May 23, 2009 and continues to serve as a non-employee director.  While serving as Executive Chairman, Mr. Cole did not receive separate compensation for his services as a director.  As compensation for his services as a non-employee director and for his attendance at board meetings from May 24, 2009 to July 25, 2009, Mr. Cole received a cash payment of $4,333.

(3)
As compensation for Mr. Eisel’s services as a non-employee director and for his attendance at board and/or committee meetings, he received cash payments of $23,600 and payments in common stock of 19,729 shares at a total value of $12,400.

(4)
As compensation for Mr. Harley’s services as a non-employee director and for his attendance at board and/or committee meetings, he received payments in common stock of 66,174 shares at a total value of $29,000.

(5)
Prior to his employment as our Chief Executive Officer in January 2009, Mr. Lynch served as one of our non-employee directors.  As compensation for his services as a non-employee director and for his attendance at board and/or committee meetings, Mr. Lynch received cash payments of $14,333.

(6)	As compensation for Mr. Salberg’s services as a non-employee director and for his attendance at board and/or committee meetings, he received cash payments of $30,000.

(7)
As compensation for Mr. Simon’s services as a non-employee director and for his attendance at board and/or committee meetings, he received cash payments of $31,894 and payments in common stock of 14,794 shares at a total value of $5,106.

(8)
As compensation for Mr. Walters’ services as a non-employee director and for his attendance at board and/or committee meetings, he received cash payments of $27,750 and payments in common stock of 19,758 shares at a total value of $9,250.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of October 30, 2009 by:

•	each person or group (as that term is used in Section 13(d)(3) of the Exchange Act known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our named executive officers and directors; and

•	all of our named executive officers and directors, as a group.

The percentage of beneficial ownership indicated below is based on 26,409,217 shares of our common stock outstanding on October 30, 2009.  Our outstanding Series A preferred stock is convertible into and votes together with the common stock and not as a separate class.

Name and Address of Beneficial Owner(1)	Number of Shares		Percent of Class
TTG Apparel, LLC 287 Bowman Avenue Purchase, New York 10577	1,766,322	(2)	6.7%
Tokarz Investments, LLC 287 Bowman Avenue Purchase, New York 10577	8,685,273	(2)(3)	32.5%
Fursa Alternative Strategies LLC, on behalf of certain funds and accounts affiliated with or managed by it or its affiliates 49 West Merrick Road, Suite 202 Freeport, New York 11520	10,197,475	(4)	36.1%
Thomas J. Lynch	393,800	(5)	1.5%
Peter Cole	554,190	(6)	2.1%
Thomas Rende	355,544	(7)	1.3%
Linda LoRe	765,135	(8)	2.9%
John L. Eisel	90,178	(9)	*
William F. Harley Fursa Alternative Strategies LLC 49 West Merrick Road, Suite 202 Freeport, New York 11520	75,601	(10)	*
Michael A. Salberg	42,267	(11)	*
Joel M. Simon	78,229	(9)	*
Milton J. Walters	70,502	(12)	*
All directors and executive officers as a group (9 individuals)	2,425,446	(13)	8.9%

*	Less than 1%.

(1)
Unless otherwise noted, the business address of each of (a) Thomas J. Lynch, Peter Cole, Thomas Rende, John L. Eisel, Michael A. Salberg, Joel M. Simon and Milton J. Walters is c/o Frederick’s of Hollywood Group Inc., 1115 Broadway, New York, New York 10010 and (b) Linda LoRe is c/o Frederick’s of Hollywood Group Inc., 6255 Sunset Boulevard, Sixth Floor, Hollywood, California 90028.

(2)
According to a Schedule 13D, dated January 28, 2008, and filed with the SEC on February 5, 2008, Michael T. Tokarz is the sole controlling person and manager of each of TTG Apparel, LLC and Tokarz Investments, LLC.

(3)	Includes 298,296 shares of common stock issuable upon exercise of currently exercisable warrants.

(4)
Includes (a) 298,296 shares of common stock issuable upon exercise of currently exercisable warrants and (b) 1,512,219 shares of common stock issuable upon conversion of 3,629,325 shares of Series A 7.5% Preferred Stock.

(5)
Includes (a) currently exercisable options to purchase 120,000 shares pursuant to the 1988 Non-Qualified Stock Option Plan and (b) 100,000 shares of restricted stock pursuant to the 2000 Performance Equity Plan, 50,000 shares of which vest on each of January 2, 2010 and 2011, subject to certain conditions.  Excludes options to purchase 240,000 shares under the 2000 Performance Equity Plan that are not exercisable within 60 days of October 30, 2009.

(6)
Includes (a) 50,000 shares of common stock held by Performance Enhancement Partners, LLC and (b) currently exercisable options to purchase 162,500 shares of common stock under the 2000 Performance Equity Plan granted to Performance Enhancement Partners, LLC. Peter Cole, as sole member of Performance Enhancement Partners, has voting and dispositive power over these shares.

(7)
Includes (a) currently exercisable options to purchase (i) 82,500 shares pursuant to the 1988 Non-Qualified Stock Option Plan and (ii) 113,750 shares pursuant to the 2000 Performance Equity Plan, (b) 157,644 shares held jointly with Mr. Rende’s spouse and (c) 1,650 shares owned by Mr. Rende’s spouse.  Excludes options to purchase 30,000 shares under the 1988 Non-Qualified Stock Option Plan that are not exercisable within 60 days of October 30, 2009.

(8)
Includes (a) currently exercisable options to purchase 415,135 shares pursuant to the 2003 Employee Equity Incentive Plan and (b) 200,000 shares of restricted stock, of which 100,000 shares vest on December 31, 2009 and 50,000 shares vest on each of December 31, 2010 and 2011.  Excludes options to purchase 170,227 shares under the 2003 Plan that are not exercisable within 60 days of October 30, 2009.

(9)	Includes currently exercisable options to purchase 6,000 shares pursuant to the 2000 Performance Equity Plan.

(10)
As Chief Investment Officer of Fursa Alternative Strategies, LLC, or Fursa, William F. Harley exercises voting and dispositive power over shares beneficially owned by Fursa and certain funds and accounts affiliated with, managed by, or over which Fursa or any of its affiliates exercises investment authority, including, without limitation, with respect to voting and dispositive rights, described in Footnote 4 above.  Mr. Harley disclaims beneficial ownership of the shares described in Footnote 4 above except to the extent of his pecuniary interest therein.

(11)	Represents (a) 36,267 shares owned by Mr. Salberg’s spouse and (b) currently exercisable options to purchase 6,000 shares pursuant to the 2000 Performance Equity Plan.

(12)
Includes (a) 19,758 shares of common stock held by Sagebrush Group, Inc. and (b) currently exercisable options to purchase 22,265 shares pursuant to the 2003 Plan.  Excludes options to purchase 8,905 shares under the 2003 Plan that are not exercisable within 60 days of October 30, 2009.  Milton Walters, as the sole shareholder of Sagebrush Group, Inc. has voting and dispositive power over the shares held by Sagebrush Group, Inc.

(13)
Includes an aggregate of 934,150 shares that Thomas J. Lynch, Peter Cole, Thomas Rende, Linda LoRe, John L. Eisel, Michael A. Salberg, Joel M. Simon and Milton J. Walters have the right to acquire upon exercise of outstanding options that are exercisable within 60 days of October 30, 2009.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party's interest in the transaction. No director may participate in the approval of any transaction in which he or she is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire on an annual basis that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Related Party Transactions

On January 28, 2008, the closing date of the merger, we entered into an escrow agreement with designated representatives of the FOH Holdings stockholders providing for the deposit into escrow of 2,368,916 shares of common stock (representing 20% of the shares of common stock issued to the FOH Holdings stockholders in the merger) until July 28, 2009, subject to extension under certain circumstances, to cover any indemnification claims that we may bring for certain matters, including breaches of FOH Holdings’ covenants, representations and warranties in the merger agreement.  Similarly, 618,283 treasury shares of our common stock (representing 7.5% of the aggregate number of issued and outstanding shares of common stock immediately prior to the closing of the merger) was deposited into escrow until July 28, 2009, subject to certain conditions, to cover any indemnification claims that may be brought by the FOH Holdings stockholders against us. Following the expiration of the indemnification period on July 28, 2009, these shares were released from escrow on August 12, 2009.

Independence of Directors

As our common stock is listed on the NYSE Amex, we are subject to the rules of this exchange applicable to determining whether a director is independent.  The board of directors also consults with our counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors.  The NYSE Amex listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.  The exchange requires that a majority of the board of directors of a company be independent, as determined by the board.  Consistent with these considerations, the board of directors affirmatively has determined that Messrs. Eisel, Harley, Salberg, Simon and Walters are independent.  The other remaining directors are not independent because they are currently our employees or were recently employed as our consultant.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

On January 5, 2009, the Company was notified that, effective December 31, 2008, the shareholders of Mahoney Cohen & Company, CPA, P.C. (“Mahoney Cohen”) became shareholders of Mayer Hoffman McCann P.C. pursuant to an asset purchase agreement and that Mahoney Cohen resigned as our independent registered public accounting firm.  The New York practice of Mayer Hoffman McCann P.C. now operates under the name MHM Mahoney Cohen CPAs (“MHM”).  In January 2009, the Audit Committee engaged MHM as the Company’s independent registered public accounting firm.  Deloitte & Touche LLP (“Deloitte & Touche”) served as FOH Holdings’ independent registered public accounting firm for the partial year period from July 29, 2007 until February 26, 2008.

The following table summarizes the aggregate fees (rounded to the nearest $1,000) billed to the Company for professional services for the year ended July 25, 2009 and for the period January 28, 2008 (the closing date of the merger) through July 26, 2008, and billed to FOH Holdings for the period July 29, 2007 through January 28, 2008:

	Years Ended,
	July 25, 2009		July 26, 2008
Audit Fees	$415,000	(1)	$1,161,000	(2)
Audit Related Fees	21,000	(3)	506,000	(4)
Tax Fees	115,000	(5)	284,000	(6)
	$551,000		$1,951,000

(1)
Represents the aggregate fees billed by MHM and Mahoney Cohen for professional services rendered in connection with the audit of our consolidated financial statements, and review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q.

(2)
Represents the aggregate fees billed by Deloitte & Touche for professional services rendered in connection with the audit of our consolidated financial statements, and review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q, except for $214,000, which was billed by Mahoney Cohen for these same services in fiscal year 2008.

(3)	Represents the aggregate fees billed by MHM and Mahoney Cohen in connection with their reviews of various SEC filings and employee benefit plan audits.

(4)	Represents fees billed by Deloitte & Touche in connection with our registration statement and proxy statement filings.

(5)	Represents the aggregate fees billed by MHM and Mahoney Cohen for professional services rendered for tax compliance, tax advice and tax planning.

(6)	Represents the aggregate fees billed by Deloitte & Touche for professional services rendered for tax compliance, tax advice and tax planning.

The following table summarizes the aggregate fees (rounded to the nearest $1,000) billed to Movie Star for the seven month period ended January 28, 2008 for professional services rendered by Mahoney Cohen:

Seven Months Ended January 28, 2008
Audit Fees(1)	$80,000
Audit Related Fees(2)	74,000
Tax Fees(3)	8,000
$162,000

(1)
Represents the aggregate fees billed by Mahoney Cohen for professional services rendered in connection with the audit of Movie Star’s consolidated financial statements, and review of the consolidated financial statements included in its Quarterly Reports on Form 10-Q.

(2)	Represents the aggregate fees billed by Mahoney Cohen in connection with their reviews of various SEC filings and employee benefit plan audits.

(3)	Represents the aggregate fees billed by Mahoney Cohen for professional services rendered for tax compliance, tax advice and tax planning.

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.          Exhibits:

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT	METHOD OF FILING
31.1	Certification by Chief Executive Officer	Filed herewith
31.2	Certification by Principal Financial and Accounting Officer	Filed herewith
32	Section 1350 Certification	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 18, 2009	FREDERICK’S OF HOLLYWOOD GROUP INC.

	By:	/s/ THOMAS J. LYNCH
Thomas J. Lynch
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ THOMAS RENDE
Thomas Rende
Chief Financial Officer
(Principal Financial and Accounting Officer)