Form 10-Q
period 2009-10-24
FREDERICK'S OF HOLLYWOOD GROUP INC /NY/
filed 2009-12-08
CIK 93631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 24, 2009

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
The number of common shares outstanding on December 7, 2009 was 26,418,185.

FREDERICK’S OF HOLLYWOOD GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page
PART I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at October 24, 2009 (Unaudited) and July 25, 2009 (Audited)	3

	Consolidated Statements of Operations (Unaudited) for the Three Months Ended October 24, 2009 and October 25, 2008	4

	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended October 24, 2009 and October 25, 2008	5

	Notes to Consolidated Unaudited Financial Statements	6 – 12

Item 2.	Management’s Discussion and Analysis of Financial	13 – 24
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4T.	Controls and Procedures	24 – 25

PART II.	Other Information

Item 1	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 6.	Exhibits	25

Signatures		26

PART  I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED  BALANCE SHEETS
(In Thousands, Except Share Data)

	October 24,	July 25,
	2009	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$306	$555
Accounts receivable	5,406	2,643
Income tax receivable	93	172
Merchandise inventories	23,649	21,836
Prepaid expenses and other current assets	3,364	2,543
Deferred income tax assets	2,576	3,117
Total current assets	35,394	30,866
PROPERTY AND EQUIPMENT, Net	19,854	20,663
INTANGIBLE AND OTHER ASSETS	25,925	26,108
TOTAL ASSETS	$81,173	$77,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit and bridge facilities	$14,931	$9,245
Accounts payable and other accrued expenses	26,612	24,415
Total current liabilities	41,543	33,660

DEFERRED RENT AND TENANT ALLOWANCES	4,958	4,707
LONG TERM DEBT – related party	13,538	13,336
OTHER	6	16
DEFERRED INCOME TAX LIABILITIES	11,612	12,153
TOTAL LIABILITIES	71,657	63,872

PREFERRED STOCK, $.01 par value – authorized, 10,000,000 shares at October 24, 2009 and July 25, 2009; issued and outstanding 3,629,325 shares of Series A preferred stock at October 24, 2009 and July 25, 2009	7,500	7,500

COMMITMENTS AND CONTINGENCIES (NOTE 7)	-	-

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value – authorized, 200,000,000 shares at October 24, 2009 and July 25, 2009; issued and outstanding 26,409,217 shares at October 24, 2009 and 26,394,158 shares at July 25, 2009	264	263
Additional paid-in capital	60,647	60,444
Accumulated deficit	(58,830)	(54,375)
Accumulated other comprehensive loss	(65)	(67)
TOTAL SHAREHOLDERS’ EQUITY	2,016	6,265
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$81,173	$77,637

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	October 24, 2009	October 25, 2008
Net sales	$37,208	$42,565
Cost of goods sold, buying and occupancy	24,606	27,887
Gross profit	12,602	14,678
Selling, general and administrative expenses	16,553	19,375
Operating loss	(3,951)	(4,697)
Interest expense, net	361	428
Loss before income tax provision	(4,312)	(5,125)
Income tax provision	24	20
Net loss	(4,336)	(5,145)
Less: Preferred stock dividends	119	141
Net loss applicable to common shareholders	$(4,455)	$(5,286)

Basic net loss per share	$(0.17)	$(0.20)

Diluted net loss per share	$(0.17)	$(0.20)

Weighted average shares outstanding – basic	26,407	26,171
Weighted average shares outstanding – diluted	26,407	26,171

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED  STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)
	Three Months Ended
	October 24, 2009	October 25, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,336)	$(5,145)
Adjustments to reconcile net loss to net cash used in operating activities
Provision for sales allowances and doubtful accounts	(196)	75
Issuance of common stock for directors’ fees	12	12
Stock-based compensation expense	191	242
Amortization of deferred financing costs	30	15
Depreciation and amortization	1,395	1,470
Noncash accrued interest on long term debt – related party	202	191
Amortization of deferred rent and tenant allowances	151	186
Changes in operating assets and liabilities:
Accounts receivable	(2,467)	(1,493)
Merchandise inventories	(1,813)	(6,162)
Prepaid expenses and other current assets	(821)	(103)
Income tax receivable	79	(30)
Other assets	112	45
Accounts payable and other accrued expenses	1,916	3,187
Tenant improvements allowances	-	406
Net cash used in operating activities	(5,545)	(7,104)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(315)	(2,140)
Net cash used in investing activities	(315)	(2,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving line of credit	3,686	9,234
Proceeds on bridge facility	2,000	-
Repayment of capital lease obligation	-	(19)
Payment of deferred financing costs	(75)	-
Net cash provided by financing activities	5,611	9,215

NET DECREASE IN CASH AND CASH EQUIVALENTS	(249)	(29)
CASH AND CASH EQUIVALENTS:
Beginning of period	555	791
End of period	$306	$762

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$150	$168
Taxes	$24	$26

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
1.           Interim Financial Statements

In the opinion of Frederick’s of Hollywood Group Inc. (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of October 24, 2009 and the results of operations and cash flows for the three months ended October 24, 2009 and October 25, 2008.

The consolidated unaudited financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company’s year-end financial statements.  The July 25, 2009 consolidated balance sheet is from the Company’s audited financial statements.  The results of operations for the three months ended October 24, 2009 are not necessarily indicative of the results to be expected for the full year.  This Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended July 25, 2009 included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 23, 2009.

In September and October 2009, the Company’s senior revolving credit facility (the “Facility”) with Wells Fargo Retail Finance II, LLC (“Senior Lender”) was amended to provide for a $2.0 million bridge facility to be repaid upon the earlier of August 1, 2010 and the consummation of a financing in which the Company receives net proceeds of at least $4.4 million (a “Recapitalization Event”).  Unless the Company consummates a Recapitalization Event by August 1, 2010, the Company will be in violation of a covenant under the Facility.  If such violation is not waived by the Senior Lender, it will constitute an event of default.  There can be no assurance that the Company will be able to consummate a Recapitalization Event and repay the bridge facility as required under the Facility.  See Note 6.

The Company has evaluated subsequent events through December 7, 2009, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require disclosure herein.

2.             Summary of Significant Accounting Policies

Revenue Recognition – The Company records revenue at the point of sale for retail stores (“Stores”), at the time of estimated receipt by the customer for catalog and website sales (referred to collectively as “Direct”), and at the time of shipment to its wholesale customers.  Outbound shipping charges billed to customers are included in net sales.  The Company records an allowance for estimated returns from its retail customers in the period of sale based on prior experience.  At October 24, 2009 and July 25, 2009, the allowance for estimated returns from the Company’s retail customers was $1,094,000 and $947,000, respectively.  If actual returns are greater than expected, additional sales returns may be recorded in the future.  Retail sales are recorded net of sales taxes collected from customers at the time of the transaction.

The Company records other revenues for shipping revenues, as well as for commissions earned on direct sell-through programs on a net basis as the Company acts as an agent on behalf of the related vendor.  For the three months ended October 24, 2009 and October 25, 2008, total other revenues recorded in net sales in the accompanying consolidated statements of operations were $1,758,000 and $2,124,000, respectively.

Gift certificates and gift cards sold are carried as a liability and revenue is recognized when the gift certificate or card is redeemed.  Customers may receive a store credit in exchange for returned goods, which is carried as a liability until redeemed.  To date, the Company has not recognized any revenue associated with breakage from gift certificates, gift cards or store credits because they do not have expiration dates.

Accounts Receivable/Allowance for Doubtful Accounts and Sales Discounts – The Company’s accounts receivable is comprised primarily of the retail segment’s amounts due from commercial credit card companies and the wholesale segment’s trade receivables.  Credit card receivables of $1,334,000 and $1,156,000 at October 24, 2009 and July 25, 2009, respectively, represent amounts due from commercial credit card companies, such as Visa, MasterCard and American Express, which are generally received within a few days of the related transactions.  The Company’s trade accounts receivable is net of allowance for doubtful accounts and sales discounts.  An allowance for doubtful accounts is determined through the analysis of the aging of accounts receivable at the date of the financial statements.  An assessment of the accounts receivable is made based on historical trends and an evaluation of the impact of economic conditions.  This amount is not significant, primarily due to the Company’s history of minimal bad debts.  An allowance for sales discounts is based on discounts relating to open invoices where trade discounts have been extended to customers, costs associated with potential returns of products, as well as allowable customer markdowns and operational charge backs, net of expected recoveries.  These allowances are included as a reduction to net sales and are part of the provision for allowances included in accounts receivable.  The foregoing results from seasonal negotiations and historic deduction trends, net of expected recoveries and the evaluation of current market conditions.  As of October 24, 2009 and July 25, 2009, accounts receivable was net of allowances of $437,000 and $633,000, respectively.  The wholesale accounts receivable as of October 24, 2009, net of the $437,000 allowance, was $3,763,000 and as of July 25, 2009, net of the $633,000 allowance, was $1,263,000.  The Company believes its allowance for doubtful accounts and sales discounts to be appropriate, and actual results should not differ materially from those determined using necessary estimates.  However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Also, if market conditions were to worsen, management may take actions to increase customer incentive offerings, possibly resulting in an incremental allowance at the time the incentive is offered.

Merchandise Inventories – Store inventories are valued at the lower of cost or market using the retail inventory first-in, first-out (“FIFO”) method, and wholesale and Direct inventories are valued at the lower of cost or market, on an average cost basis that approximates the FIFO method.  Freight costs are included in inventory and vendor promotional allowances are recorded as a reduction in inventory cost.  These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations and gross margins.  Markdowns are recorded when the sales value of the inventory has diminished.  Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends.  Additionally, the Company accrues for planned but unexecuted markdowns.  If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.  Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Inventory reserves were $1,280,000 at October 24, 2009 and $1,557,000 at July 25, 2009.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit.  Direct-response advertising consists primarily of product catalogs of FOH Holdings’ mail order subsidiary.  The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally six months.  The realization of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future net revenues.  Direct-response advertising costs of $2,551,000 and $1,751,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at October 24, 2009 and July 25, 2009, respectively.  The Company believes that it has appropriately determined the expected period of future benefit as of the date of its consolidated financial statements; however, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.

Impairment of Long-Lived Assets – The Company reviews long-lived assets, including property and equipment and its amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows.  The Company reviews its indefinite lived intangible assets for impairment annually and in between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred.  If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets.  Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required.  No impairment was recorded for the three months ended October 24, 2009 and October 25, 2008.

Accounting for Stock-Based Compensation – The Company measures and recognizes compensation expense for all share-based payment awards to employees and directors based on estimated fair values on the grant date.  The Company recognizes the expense on a straight-line basis over the requisite vesting period.

The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.  No options were granted during the three months ended October 24, 2009.  The following assumptions were used for options granted during the three months ended October 25, 2008:

Risk-free interest rate	3.15% - 3.64%
Expected life (years)	5 – 7
Expected volatility	60 – 61%
Dividend yield	0.0%

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

Income Taxes – Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in the Company’s financial statements and income tax returns.  The Company provides a valuation allowance for deferred income tax assets when it is considered more likely than not that all or a portion of such deferred income tax assets will not be realized.  Due to the Company’s merger with FOH Holdings, Inc. in January 2008, the Company underwent a change in control under Section 382 of the Internal Revenue Code and, therefore, certain pre-merger net operating loss carry-forwards will be limited.

Fair Value of Financial Instruments – The Company believes the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and the bridge facility approximate fair value due to their short maturity.  The carrying amount of the revolving line of credit approximates fair value, as these borrowings have variable rates that reflect currently available terms and conditions for similar debt.  It is not practicable to estimate the fair value of long-term debt and preferred stock owed to a principal shareholder as a result of the related-party nature.

Supplemental Disclosure of Noncash Financing Transactions – The Company had outstanding accounts payable and accrued expenses of $99,000 and $20,000 at October 24, 2009 and July 25, 2009, respectively, and $388,000 and $248,000 at October 24, 2008 and July 26, 2008, respectively, related to purchases of property and equipment.  During the three months ended October 24, 2009 and October 25, 2008, the Company also accrued dividends of $119,000 and $141,000, respectively, on its Series A Preferred Stock.

3.           Effect of New Accounting Standards

In June 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  The ASC supersedes all existing non-SEC accounting and reporting standards   The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted the ASC effective for its October 24, 2009 financial statements.

In September 2006, the FASB issued new accounting guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In February 2008, the FASB deferred the effective date of the new accounting guidance for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company’s adoption of this new guidance for its non-financial assets and liabilities, effective July 26, 2009, did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued new accounting and disclosure guidance related to noncontrolling interests in a subsidiary.  This new guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of this new guidance, effective July 26, 2009, did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new disclosure requirements relating to the fair value of financial instruments of publicly traded companies for interim and annual financial statements.  These requirements became effective for interim and annual periods ending after June 15, 2009.  The Company adopted this guidance for its October 24, 2009 financial statements and provided the necessary additional disclosure in its interim consolidated financial statements in Note 2, “Fair Value of Financial Instruments.”

In June 2009, the FASB amended its guidance on accounting for variable interest entities which replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The new guidance becomes effective for interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

4.           Merchandise Inventories

Merchandise inventories consist of the following (in thousands):

	October 24,	July 25,
	2009	2009
Raw materials	$1,259	$1,457
Work-in process	251	249
Finished goods	22,139	20,130
	$23,649	$21,836

5.           Net Loss Per Share

Basic net loss per share has been computed by dividing the net loss applicable to common shareholders by the weighted average number of shares outstanding.  Diluted net loss per share has been computed by dividing the net loss applicable to common shareholders by the weighted average number of shares outstanding and common share equivalents.  The Company’s calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	October 24,		October 25,
	2009		2008
Net loss	$(4,455	)(a)	$(5,286	) (b)

BASIC:
Basic weighted average number of shares outstanding	26,407		26,171

Basic net loss per share	$(0.17)		$(0.20)

DILUTED:
Basic weighted average number of shares outstanding	26,407		26,171
Shares issuable upon conversion of stock options	-		-
Total average number of equivalent shares outstanding	26,407		26,171

Diluted net loss per share	$(0.17)		$(0.20)

______________________________________________
(a)	Includes Series A preferred stock dividends of $119.
(b)	Includes Series A preferred stock dividends of $141.

There were 248,000 potentially dilutive shares at a prices ranging from $0.17 to $1.56 per share that were not included in the computation of diluted net loss per share for the three months ended October 24, 2009 since their effect would have been anti-dilutive.  There were no potentially dilutive shares for the three months ended October 25, 2008 because all of the outstanding options had exercise prices greater than the average market price for the quarter.

6.           Financing

Revolving Credit and Bridge Facilities

The Company and its U.S. subsidiaries (collectively, the “borrowers”) have a senior credit facility (the “Facility”) with the Senior Lender.  The Facility matures on January 28, 2012.

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

As of October 24, 2009, the Company had $12,931,000 outstanding under the Facility at a rate of 5.0% and $2,000,000 outstanding under the bridge facility at a rate of 10.25%.  For the three months ended October 24, 2009, borrowings under the Facility (excluding the bridge facility) peaked at $14,231,000 and the average borrowing during the period was approximately $11,407,000.  In addition, at October 24, 2009, the Company had $1,334,000 of outstanding letters of credit under the Facility.

As of October 25, 2008, the Company had $20,327,000 outstanding under the Facility at a rate 4.25%.  For the three months ended October 25, 2008, borrowings under the Facility peaked at $20,385,000 and the average borrowing during the period was approximately $15,066,000.  In addition, the Company had $2,854,000 of outstanding letters of credit under the Facility as of October 25, 2008.

The Facility contains customary representations and warranties, affirmative and negative covenants and events of default.  The borrowers also agreed to maintain specified minimum availability reserves in lieu of financial covenants, fixed charge coverage and overall debt ratios.  At October 24, 2009, the Company was in compliance with its minimum availability reserve requirements.

Long Term Debt – Related Party
As of October 24, 2009, the Company had $13,538,000 of long term debt due to certain funds and accounts affiliated with, managed by, or over which Fursa Alternative Strategies, LLC or any of its affiliates exercises investment authority, including, without limitation, with respect to voting and dispositive rights (collectively, “Fursa”).  This debt is referred to as “Tranche C Debt” and matures on July 28, 2012.  This debt bears interest at the fixed rate of 7% per annum with 1% payable in cash and 6% payable in kind.

Preferred Stock
The Company has 3,629,325 shares of Series A 7.5% Convertible Preferred Stock outstanding, which are owned by Fursa.  The Series A Preferred Stock is convertible at any time at the option of the holders into an aggregate of 1,512,219 shares of common stock, subject to adjustment.  As of October 24, 2009, the Company had accrued dividends of $985,000.  Holders of Series A Preferred Stock, in preference to the holders of common stock or any other junior securities, will be entitled to receive, when, as and if declared by the Company’s board of directors, but only out of funds that are legally available therefor, cumulative dividends at the rate of 7.5% per annum of the sum of the original issue price and any accumulated and unpaid dividends thereon on each outstanding share of Series A Preferred Stock.  Such dividends will be payable in additional shares of Series A Preferred Stock or in cash, at the Company’s option, and will be payable in arrears in equal amounts (with the first payment to be prorated based on the actual issue date) on the tenth business day after the end of each of the Company’s fiscal quarters of each year commencing on the first of these dates to occur after the first issuance of Series A Preferred Stock.  On the later to occur of (a) January 7, 2010 and (b) the six-month anniversary of the maturity date (or any extensions thereof) of the Facility, the Company is required to redeem all of the then outstanding Series A Preferred Stock by paying in cash in exchange for the shares of Series A Preferred Stock to be redeemed on such date a sum equal to the original issue price per share of Series A Preferred Stock (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like) plus accumulated but unpaid dividends with respect to such shares; provided, that if, on the 60th day prior to the date of redemption, the current market value is greater than the original issue price (as adjusted for stock dividends, combinations, splits, recapitalizations and the like) plus accumulated and unpaid dividends with respect to such shares, then all of the outstanding shares of Series A Preferred Stock will be automatically converted to common stock on the date of redemption.

7.           Commitments and Contingencies

The Company is involved from time to time in litigation incidental to its business.  The Company believes that the outcome of such litigation will not have a material adverse effect on its results of operations or financial condition.

8.	Segments

The Company has two reportable segments – retail and wholesale.  Each segment primarily sells women’s intimate apparel through different distribution channels.  The retail segment sells products through the Company’s retail stores, as well as its catalog and e-commerce website.  The retail segment sells products purchased from the Company’s outside suppliers and from the wholesale segment.  The wholesale segment is engaged solely in the design, manufacture, distribution and sale of women’s intimate apparel to mass merchandisers, specialty and department stores, discount retailers, national and regional chains and direct mail catalog marketers throughout the United States and Canada.  Canadian sales represented approximately 3% and 6% of wholesale net sales for the three months ended October 24, 2009 and October 25, 2008 respectively.

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

Net sales, operating loss and total assets for each segment are as follows:

(in thousands)	Three Months Ended
	October 24,	October 25,
	2009	2008
Net Sales:
Retail	$31,114	$33,129
Wholesale	6,094	9,436
Total net sales	$37,208	$42,565
Operating Loss:
Retail	$(1,754)	$(2,145)
Wholesale	(1,699)	(2,088)
Total operating loss	$(3,453)	$(4,233)
Less Unallocated Corporate Expenses:
Corporate expenses	$498	$464
Interest expense	361	428
Total unallocated expenses	$859	$892
Loss before income tax provision	$(4,312)	$(5,125)
Total Assets
Retail	$62,995	$72,782
Wholesale	18,178	42,492
Total Assets	$81,173	$115,274

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

Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  These risks are included in “Item 1: Business,” “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended July 25, 2009.  In assessing forward-looking statements contained herein, readers are urged to carefully read those statements.  Among the factors that could cause actual results to differ materially are: competition; business conditions and industry growth; rapidly changing consumer preferences and trends; general economic conditions; large variations in sales volume with significant customers; addition or loss of significant customers; continued compliance with government regulations; loss of key personnel; labor practices; product development; management of growth; increases of costs of operations or inability to meet efficiency or cost reduction objectives; timing of orders and deliveries of products; and foreign government regulations and risks of doing business abroad.

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

Unless otherwise indicated, as used in this Form 10-Q, the “Company,” “we,” “our” or “us” refers to the operations and financial results of Frederick’s of Hollywood Group Inc., together with FOH Holdings, Inc. and its subsidiaries on a consolidated basis after the closing of the merger.

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

Through our multi-channel retail division, we sell women’s intimate apparel and related products under our proprietary Frederick’s of Hollywood® brand exclusively through our mall-based specialty retail stores in the United States, which we refer to as “Stores,” and through our catalog and website at www.fredericks.com, which we refer to collectively as “Direct.”  As of October 24, 2009, we operated 132 Frederick’s of Hollywood stores nationwide.

Through our wholesale division, we design, manufacture, source, distribute and sell women’s intimate apparel to mass merchandisers, specialty and department stores, discount retailers, national and regional chains, and direct mail catalog marketers throughout the United States and Canada.

Fiscal 2010 Operating Initiatives

Throughout fiscal years 2008 and 2009, we operated under challenging macroeconomic conditions, which had a negative impact on our revenues, gross margins and earnings.  Our efforts remain focused on continuing to implement changes in our business strategy as described below that we believe over time will both increase revenues and reduce costs.  Some of these initiatives have had an immediate impact on our operating results and we expect that others will take more time.  However, we cannot be certain that these initiatives will be successful.  These key initiatives include:

•
Developing Frederick’s of Hollywood brand extension opportunities.  During the fourth quarter of fiscal year 2009, we developed a branding/product development strategy targeting our wholesale division’s mass merchandising customers.  The new focused product lines are heavily influenced by our retail creative and design teams under the leadership of our Executive Vice President of Product Development and Production, who is responsible for managing the product development and design functions for both divisions.  As one of our key strategic initiatives for fiscal year 2010, we will continue to offer products under the wholesale brand name, Cinema Etoile® as well as develop Frederick’s of Hollywood brand extension opportunities with select wholesale customers.

•	More focused marketing efforts.

o
Catalog.  Due to rising paper, production and mailing costs, we reduced annual catalog circulation from approximately 20.4 million in fiscal year 2007 to approximately 18.7 million in fiscal year 2008 to approximately 17.6 million in fiscal year 2009.  We achieved this reduction by targeting customers through improved analysis and monitoring of their purchasing habits and by executing a more focused marketing strategy.  During the first quarter of fiscal year 2010, catalog circulation decreased by 13% compared to the first quarter of fiscal year 2009, and we anticipate an overall 3% reduction for the full fiscal year.  Also during the first quarter of fiscal year 2010, we began rolling out various cost effective alternatives to full size catalog mailings such as postcards, gift guides and more personalized “look books.”

o
eCommerce.  As part of our program to improve search marketing, we retained a new search marketing agency during the first quarter of fiscal year 2010.  During the third quarter of fiscal year 2009, we launched a new e-commerce web platform hosted by a third-party service provider.  We believe the new platform provides a stable foundation upon which we can continue to upgrade and enhance our website.  The increased functionality of www.fredericks.com platform, together with improved customer acquisition and retention capabilities, will enable us to provide customers with an enhanced online shopping experience.

•
Continuing to reduce operating expenses.  While the macroeconomic environment continues to present challenges to both our retail and wholesale divisions, following the consummation of the merger in January 2008, we have taken and are continuing to take a number of actions to reduce operating expenses, which include reducing personnel through the elimination of executive and support positions, decreasing the use of outside consultants, and consolidating employee benefits and insurance.  Since the consummation of the merger, excluding store personnel, we have reduced our domestic workforce by approximately 25% and have transitioned certain manufacturing support functions previously performed by some of these employees to our facility in the Philippines.  This net reduction in our domestic workforce has resulted in an annualized net salary savings of more than $4.5 million and an additional savings of approximately $1.0 million in benefits and other related costs.  During fiscal year 2010, we intend to further reduce our domestic workforce by transitioning certain sourcing and production functions to our Philippines facility and our new office in Hong Kong, which we expect to result in more than $500,000 of annualized savings.

•
Continuing to consolidate functions.  The wholesale division accounted for approximately 6% and 8% of the dollar value of the retail division’s merchandise purchases for fiscal years 2008 and 2009, respectively, and we expect this percentage to continue to increase as we integrate our retail and wholesale operations where complementary in order to derive additional margin benefits.

•
Carefully monitoring store performance.  Due to uncertain economic conditions and our poor operating performance, we only opened three new stores and relocated one store during fiscal year 2009.  We continuously monitor store performance and from time to time close underperforming stores.  During fiscal year 2009, we closed six underperforming stores upon expiration of the respective leases.  For fiscal year 2010, we intend to continue to focus on improving the profitability of our existing stores.  We opened two stores during the three months ended October 24, 2009 and we expect to remodel one store and close six underperforming stores through the remainder of the fiscal year.

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

Our most significant areas of estimation and assumption are:

•	determination of appropriate levels of reserves for accounts receivable allowances and sales discounts;

•	estimation of expected customer merchandise returns;

•	determination of the appropriate amount and timing of markdowns to clear unproductive or slow-moving retail inventory and overall inventory obsolescence;

•	estimation of deferred catalog costs and the amount of future benefit to be derived from the catalogs;

•	estimation of future cash flows used to assess the recoverability of long-lived assets, including trademarks and goodwill; and

•	estimation of the net deferred income tax asset valuation allowance.

Revenue Recognition – We record revenue at the point of sale for Stores, at the time of estimated receipt by the customer for Direct sales, and at the time of shipment to our wholesale customers.  Outbound shipping charges billed to customers are included in net sales.  We record an allowance for estimated returns from our retail customers in the period of sale based on prior experience.  At October 24, 2009 and July 25, 2009, the allowance for estimated returns from our retail customers was $1,094,000 and $947,000, respectively.  If actual returns are greater than expected, additional sales returns may be recorded in the future.  Retail sales are recorded net of sales taxes collected from customers at the time of the transaction.

We record other revenues for shipping revenues, as well as for commissions earned on direct sell-through programs on a net basis as we act as an agent on behalf of the related vendor.  For the three months ended October 24, 2009 and October 25, 2008, total other revenues recorded in net sales in the consolidated statements of operations contained elsewhere in this report were $1,758,000 and $2,124,000, respectively.

Gift certificates and gift cards sold are carried as a liability and revenue is recognized when the gift certificate or card is redeemed.  Customers may receive a store credit in exchange for returned goods, which is carried as a liability until redeemed.  To date, we have not recognized any revenue associated with breakage from gift certificates, gift cards or store credits because they do not have expiration dates.

Accounts Receivable/Allowance for Doubtful Accounts and Sales Discounts – Our accounts receivable is comprised primarily of the retail segment’s amounts due from commercial credit card companies and the wholesale segment’s trade receivables.  Credit card receivables of $1,334,000 and $1,156,000 at October 24, 2009 and July 25, 2009, respectively, represent amounts due from commercial credit card companies, such as Visa, Mastercard and American Express, which are generally received within a few days of the related transactions.  Our trade accounts receivable is net of allowance for doubtful accounts and sales discounts.  An allowance for doubtful accounts is determined through the analysis of the aging of accounts receivable at the date of the financial statements.  An assessment of the accounts receivable is made based on historical trends and an evaluation of the impact of economic conditions.  This amount is not significant, primarily due to our history of minimal bad debts.  An allowance for sales discounts is based on discounts relating to open invoices where trade discounts have been extended to customers, costs associated with potential returns of products, as well as allowable customer markdowns and operational charge backs, net of expected recoveries.  These allowances are included as a reduction to net sales and are part of the provision for allowances included in accounts receivable.  The foregoing results from seasonal negotiations and historic deduction trends, net of expected recoveries and the evaluation of current market conditions.  As of October 24, 2009 and July 25, 2009, accounts receivable was net of allowances of $437,000 and $633,000, respectively.  The wholesale accounts receivable as of October 24, 2009, net of the $437,000 allowance, was $3,763,000 and as of July 25, 2009, net of the $633,000 allowance, was $1,263,000.  We believe our allowance for doubtful accounts and sales discounts are appropriate, and actual results do not differ materially from those determined using necessary estimates.  However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Also, if market conditions were to worsen, management may take actions to increase customer incentive offerings, possibly resulting in an incremental allowance at the time the incentive is offered.

Merchandise Inventories – Retail store inventories are valued at the lower of cost or market using the retail inventory first-in, first-out (“FIFO”) method, and wholesale and Direct inventories are valued at the lower of cost or market, on an average cost basis that approximates the FIFO method.  Freight costs are included in inventory and vendor promotional allowances are recorded as a reduction in inventory cost.  These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations as well as gross margins.  Markdowns are recorded when the sales value of the inventory has diminished.  Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends.  Additionally, we accrue for planned but unexecuted markdowns.  If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.  Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Inventory reserves were $1,280,000 at October 24, 2009, and $1,557,000 at July 25, 2009.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit.  Direct-response advertising consists primarily of product catalogs of FOH Holdings’ mail order subsidiary.  The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally six months.  The realization of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future net revenues.  Direct-response advertising costs of $2,551,000 and $1,751,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at October 24, 2009 and July 25, 2009, respectively. We believe that we have appropriately determined the expected period of future benefit as of the date of our consolidated financial statements; however, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.

Impairment of Long-Lived Assets – We review long-lived assets, including property and equipment and our amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows.  We review our indefinite lived intangible assets for impairment annually and in between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred.  If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required.  No impairment was recorded for the three months ended October 24, 2009 and October 25, 2008.

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

The following table sets forth each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the consolidated financial statements included elsewhere in this report (in thousands, except for percentages):

	Three Months Ended
	October 24, 2009		October 25, 2008
Net sales	$37,208	100.0%	$42,565	100.0%
Cost of goods sold, buying and occupancy	24,606	66.1%	27,887	65.5%
Gross profit	12,602	33.9%	14,678	34.5%
Selling, general and administrative expenses	16,553	44.5%	19,375	45.5%
Operating loss	(3,951)	(10.6)%	(4,697)	(11.0)%
Interest expense, net	361	1.0%	428	1.0%
Loss before income tax provision	(4,312)	(11.6)%	(5,125)	(12.0)%
Income tax provision	24	0.1%	20	-%
Net loss	(4,336)	(11.7)%	(5,145)	(12.1)%
Less: Preferred stock dividends	119		141
Net loss applicable to common shareholders	$(4,455)		$(5,286)

Net Sales

Net sales for the three months ended October 24, 2009 decreased to $37,208,000 as compared to $42,565,000 for the three months ended October 25, 2008, and were comprised of retail and wholesale sales as follows (in thousands):

	Three Months Ended
Net sales:	October 24, 2009	October 25, 2008	(Decrease)
Retail Stores	$20,395	$21,211	$(816)
Retail Direct (catalog and website)	10,719	11,918	(1,199)
Total retail	31,114	33,129	(2,015)
Total wholesale	6,094	9,436	(3,342)
Total net sales	$37,208	$42,565	$(5,357)

The changes in retail net sales were as follows:

•	Total store sales decreased by $816,000, or 3.9%, for the three months ended October 24, 2009 as compared to the three months ended October 25, 2008.

•
Comparable store sales decreased by $818,000, or 4.0%, for the three months ended October 24, 2009 as compared to the three months ended October 25, 2008.  Comparable store sales are defined as net sales for stores that have been open for at least one complete year.

•
Direct sales, which are comprised of sales from our catalog and website operations, decreased by $1,199,000, or 10.1%, for the three months ended October 24, 2009 as compared to the three months ended October 25, 2008.  This decrease was due to a decrease in traffic resulting from our planned transition to a new search marketing agency during the period.

The following chart sets forth the wholesale division’s net sales for the three months ended October 24, 2009 as compared to the three months ended October 25, 2008 (in thousands):

	Three Months Ended
Customer	October 24, 2009		October 25, 2008
Walmart	$175	2.9%	$1,494	15.9%
All other U.S. customers	5,725	93.9%	7,344	77.8%
Total U.S. customers	5,900	96.8%	8,838	93.7%
Canada	194	3.2%	598	6.3%
Total	$6,094	100.0%	$9,436	100.0%

The wholesale division’s backlog of open orders by customer as of October 24, 2009 and October 25, 2009 was as follows (in thousands):

Customer	Backlog of orders at October 24, 2009	% of total orders	Backlog of orders at October 25, 2008	% of total orders	Increase/ (decrease) from prior year	% of Increase / (decrease) from prior year
Walmart	$2,744	28.7%	$8,228	42.1%	$(5,484)	(66.7)%
All other U.S. Customers	6,183	64.5%	11,012	56.4%	(4,829)	(43.9)%
Total U.S. customers	8,927	93.2%	19,240	98.5%	(10,313)	(53.6)%
Canada	654	6.8%	302	1.5%	352	116.6%
Total	$9,581	100.0%	$19,542	100.0%	$(9,961)	(51.0)%

The backlog of orders was $9,581,000 as of October 24, 2009 and $19,542,000 as of October 25, 2008.  Orders are booked upon receipt.  Our open order position with Walmart as of October 24, 2009 was $2,744,000 as compared to $8,228,000 as of October 25, 2008.  The reduction is primarily the result of Walmart shifting its focus to product categories that differ from the ones Walmart historically purchased from us.  Walmart is also producing its own merchandise for sale to its customers and selecting competing vendors.  We have been working closely with Walmart to develop products that accommodate these business changes and appeal to Walmart’s customers and, as a result, we received an order for approximately $2,700,000 during the three months ended October 24, 2009.  We did not receive a significant order from Walmart in the comparable period in the prior year.  We cannot be assured that our sales to Walmart will return to historical levels.  The open orders for all other U.S. and Canadian customers at October 24, 2009 was $6,837,000 as compared to $11,314,000 at October 25, 2008, which is the result of a decrease in consumer spending resulting from the challenging macroeconomic environment, as well as our retail customers sourcing and producing merchandise themselves and selecting competing vendors.  Customers not only select different vendors based on product design, the desirability of fabrics and styles, price, quality and reliability of service and delivery, but also on branding capabilities.  We believe that retail customers producing products themselves and selecting vendors with branding capabilities are material trends that could adversely affect our sales in the future.  Accordingly, during the fourth quarter of fiscal year 2009, we developed a branding/product development strategy targeting our wholesale division’s mass merchandising customers.  The new focused product lines are heavily influenced by our retail creative and design teams.  As one of our key strategic initiatives for fiscal year 2010, we will continue to offer product under the wholesale brand name, Cinema Etoile®, as well as develop Frederick’s of Hollywood brand extension opportunities with select wholesale customers.

Gross Profit

	Three Months Ended
	October 24, 2009	October 25, 2008	Decrease
Retail gross margin	35.2%	36.4%	(1.2%)
Wholesale gross margin	27.0%	27.9%	(0.9%)
Total gross margin	33.9%	34.5%	(0.6%)

Gross margin (gross profit as a percentage of net sales) for the three months ended October 24, 2009 was 33.9% as compared to 34.5% for the three months ended October 25, 2008.  The lower total gross margin reflects a lower gross margin for both the retail and wholesale divisions.  The largest contributors to the decrease in gross margin for the retail division were the following:

•
Occupancy costs, which consist of rent, common area maintenance, utilities and real estate taxes, decreased by $262,000 for the three months ended October 24, 2009 as compared to the three months ended October 25, 2008; however, as a percentage of sales, occupancy costs increased by 0.2 percentage points as a result of lower retail sales.  The decrease in occupancy costs for the three months ended October 24, 2009 is primarily attributable to reductions in repair and maintenance costs as well as real estate consulting fees.

•
Depreciation decreased by $17,000 for the three months ended October 24, 2009 as compared to the three months ended October 25, 2008.  As a percentage of sales, depreciation increased by 0.1 percentage points for the three months ended October 24, 2009 as compared to the three months ended October 25, 2008.

•
Freight costs decreased by $130,000 for the three months ended October 24, 2009 as compared to the three months ended October 25, 2008.  As a percentage of sales, freight costs decreased by 0.2 percentage points for the three months ended October 24, 2009 as compared to the three months ended October 25, 2008.  This decrease was due to reductions in Direct sales.

•
Costs associated with our retail distribution center decreased by $28,000 for the three months ended October 24, 2009 as compared to the three months ended October 25, 2008; however, as a percentage of sales, retail distribution costs increased by 0.1 percentage points.

The lower gross margin for our wholesale division was the result of lower overall wholesale sales, which increased the percentage of our fixed overhead production costs as they relate to sales.

Selling, General and Administrative Expenses

(in thousands)	Three Months Ended
	October 24, 2009	October 25, 2008	Increase/ (Decrease)
Retail	$12,712	$14,192	$(1,480)
Wholesale	3,343	4,719	(1,376)
Unallocated corporate executive office	498	464	34
Total	$16,553	$19,375	$(2,822)

Selling, general and administrative expenses for the three months ended October 24, 2009 decreased by $2,822,000 to $16,553,000, or 44.5% of sales, from $19,375,000, or 45.5% of sales, for the three months ended October 25, 2008.  This decrease was the result of the cost cutting initiatives that we implemented during fiscal year 2009.

The retail division’s selling, general and administrative expenses decreased by $1,480,000 to $12,712,000 for the three months ended October 24, 2009 from $14,192,000 for the three months ended October 25, 2008.  This decrease resulted from the following:

•
Expenses related to the retail division’s overhead decreased by $494,000, which was primarily due to decreases in (1) professional fees of $182,000, which resulted primarily from lower legal and accounting fees as well as recruitment fees, and (2) salaries and salary related costs of $69,000, which resulted from a reduction in full-time personnel, partially offset by an increase in temporary personnel to fill various positions.

•
Store selling, general and administrative expenses increased by $3,000, which was primarily due to an increase in salaries and salary-related costs of $110,000, partially offset by a decrease in in-store advertising expenses.  The increase in salaries and salary-related costs is the result of increases in the minimum wage and store coverage requirements and a decrease in vacant positions compared to the same period in the prior year.  The decrease in in-store advertising expenses was due to fewer changes made to store posters and signs compared to the same period in the prior year.

•
Direct selling, general and administrative expenses decreased by $1,014,000, primarily as a result of a $805,000 reduction in catalog costs and a $309,000 reduction in marketing expenses.  The reduction in catalog costs was due to a 13% decrease in circulation compared to the same period in the prior year and our roll out of various cost effective alternatives to full size catalog mailings such as postcards, gift guides and more personalized “look books.”  The decrease in marketing expenses was primarily due to our planned transition to a new search marketing agency, which resulted in lower traffic and reduced commissions earned by affiliates during the transition period.  These decreases were partially offset by an increase in equipment maintenance costs of $160,000 associated with our new website platform, which is hosted by a third party.

•
Brand marketing expenses increased by $25,000 for the three months ended October 24, 2009 compared to the three months ended October 25, 2008.  Brand marketing is used to increase brand awareness through the announcement of new product launches, the arrival of seasonal collections and the opening of new stores through public relations activities, including press releases and media events.

The wholesale division’s selling, general and administrative expenses decreased by $1,376,000 to $3,343,000 for the three months ended October 24, 2009 from $4,719,000 for the three months ended October 25, 2008.  This decrease is primarily the result of (1) a reduction in salaries and salary related costs of $510,000 and related benefits of $81,000, which resulted from a lower headcount, (2) a decrease of $187,000 in shipping related costs, which resulted from lower sales and (3) an overall general decrease in selling, general and administrative expenses.

The unallocated expenses related to the corporate executive office increased by $34,000 to $498,000 for the three months ended October 24, 2009 from $464,000 for the three months ended October 25, 2008.  These expenses include costs associated with our Chief Executive Officer, Chief Financial Officer and our Board of Directors.

Interest Expense, Net

During the three months ended October 24, 2009, net interest expense was $361,000 as compared to $428,000 for the three months ended October 25, 2008.  This $67,000 decrease is the result of lower interest rates and overall lower borrowing levels as compared to the same period in the prior year.

Income Tax Provision

Our income tax provision for the three months ended October 24, 2009 and October 25, 2008 primarily represents minimum and net worth taxes due in various states.  Due to the uncertainty of realization in future periods, no tax benefit has been recognized on the net losses for these periods.  Accordingly, a full valuation allowance has been established on the current loss and all net deferred tax assets existing at the end of the period excluding the deferred tax liability related to trademarks, which have an indefinite life.  In addition, the future realization of tax benefits related to certain net operating losses will be subject to limitations under Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

Cash Used in Operations

Net cash used in operating activities for the three months ended October 24, 2009 was $5,545,000, resulting primarily from the following:

•	a net loss of $4,336,000 for the three months ended October 24, 2009;

•
an increase in accounts receivable of $2,467,000, which was due to higher wholesale sales during the last two months (September and October) of the three months ended October 24, 2009 as compared to the last two months (June and July) of the year ended July 25, 2009;

•	an increase in merchandise inventories of $1,813,000 due to normal seasonal fluctuations in the finished goods inventory levels;

•	an increase in prepaid expenses and other current assets of $821,000, which was primarily due to an increase in prepaid advertising.

These decreases to cash flow were partially offset by an increase in accounts payable and other accrued expenses of $1,916,000, which resulted from normal seasonal fluctuations, non-cash expenses of $1,395,000 for depreciation and amortization, and non-cash accrued interest on long term related party debt of $202,000.

Cash Used in Investing Activities

Net cash used in investing activities for the three months ended October 24, 2009 was $315,000, which resulted primarily from purchases of property and equipment for the opening of two new stores during the period as well as other general corporate expenditures.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended October 24, 2009 was $5,611,000, resulting primarily from net borrowings of $3,686,000 under our revolving credit facility and $2,000,000 from our bridge facility.

Revolving Credit and Bridge Facilities

We and our U.S. subsidiaries (collectively, the “borrowers”) have a senior credit facility (the “Facility”) with Wells Fargo Retail Finance II, LLC (“Senior Lender”).  The Facility matures on January 28, 2012.

The Facility is for a maximum amount of $50 million comprised of a $25 million line of credit with a $15 million sub-limit for letters of credit, and up to an additional $25 million commitment in increments of $5 million at our option so long as the borrowers are in compliance with the terms of the Facility.  The actual amount of credit available under the Facility is determined by using measurements based on the borrowers’ receivables, inventory and other measures.  The Facility is secured by a first priority security interest in the assets of the borrowers.  Interest is payable monthly, in arrears, at interest rates that were increased in connection with the second amendment to the Facility described below.

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

The Facility contains customary representations and warranties, affirmative and negative covenants and events of default.  The borrowers also agreed to maintain specified minimum availability reserves in lieu of financial covenants, fixed charge coverage and overall debt ratios.  At October 24, 2009, we were in compliance with our minimum availability reserve requirements.

As of October 24, 2009, we had $12,931,000 outstanding under the Facility at a rate of 5.0% and $2,000,000 outstanding under the bridge facility at a rate of 10.25%.  For the three months ended October 24, 2009, borrowings under the Facility (excluding the bridge facility) peaked at $14,231,000 and the average borrowing during the period was approximately $11,407,000.  In addition, at October 24, 2009, we had $1,334,000 of outstanding letters of credit under the Facility.

Long Term Debt – Related Party

As of October 24, 2009, we had $13,538,000 of long term debt due to certain funds and accounts affiliated with, managed by, or over which Fursa Alternative Strategies, LLC or any of its affiliates exercises investment authority, including, without limitation, with respect to voting and dispositive rights (collectively, “Fursa”).  This debt is referred to as “Tranche C Debt” and matures on July 28, 2012.  This debt bears interest at the fixed rate of 7% per annum with 1% payable in cash and 6% payable in kind.

Preferred Stock

We have 3,629,325 shares of Series A 7.5% Convertible Preferred Stock outstanding which is owned by Fursa.  The Series A Preferred Stock is convertible at any time at the option of the holders into an aggregate of 1,512,219 shares of common stock, subject to adjustment.  As of October 24, 2009, we had accrued dividends of $985,000.  For a more detailed description of the Series A Preferred Stock, see Note 6, “Financing,” included in the Notes to the consolidated financial statements contained elsewhere in this report.

Future Financing Requirements

For the three months ended October 24, 2009, our working capital decreased by $3,355,000 to ($6,149,000), primarily due to our loss from operations.  Although our Facility does not contain any working capital covenants and we are in compliance with our minimum availability reserve requirements, our business continues to be effected by limited working capital and it is critical to our business that we meet our projected operating cash flows.  We plan to carefully manage our working capital and continue to look for ways to improve our working capital position.

We believe that the available borrowings under the Facility, along with our projected operating cash flows, will be sufficient to cover our working capital requirements and capital expenditures through the end of fiscal year 2010.  In September and October 2009, the Facility was amended to provide for a $2.0 million bridge facility to be repaid upon the earlier of August 1, 2010 and the consummation of a Recapitalization Event.  Unless we consummate a Recapitalization Event by August 1, 2010, we will be in violation of a covenant under the Facility.  If such violation is not waived by the Senior Lender, it will constitute an event of default.  We are actively seeking to obtain additional financing in order to comply with the requirements of the Facility.  There can be no assurance that we will be able to consummate a Recapitalization Event and repay the bridge facility as required under the Facility.

We expect that our capital expenditures for fiscal year 2010 will be approximately $4,100,000, primarily for new store openings and remodelings, improvements to our information technology systems and other general corporate expenditures.

Off Balance Sheet Arrangements

We are not a party to any material off-balance sheet financing arrangements except relating to open letters of credit as described in Note 6, “Financing,” included in the Notes to the consolidated financial statements contained elsewhere in this report, and Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended July 25, 2009.

Effect of New Accounting Standards

See Note 3, “Effect of New Accounting Standards,” included in the Notes to the consolidated financial statements contained elsewhere in this report for a discussion of recent accounting developments and their impact on our consolidated financial statements.  None of the new accounting standards are anticipated to materially impact us.

Seasonality and Inflation

Our retail and wholesale businesses both experience seasonal sales patterns.  Sales and earnings for the retail division typically peak during the second and third fiscal quarters (November through April), primarily during the holiday season in November and December, as well as the Valentine’s Day holiday in the month of February.  As a result, we maintain higher inventory levels during these peak selling periods. Sales and earnings for the wholesale division typically peak in the first and second fiscal quarters (August through January).  Orders from the wholesale division’s customers are typically placed four to six months prior to the expected shipment date to such customers.

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

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

We are exposed to interest rate risk associated with our Facility and bridge facility.  As of October 24, 2009, we had $12,931,000 outstanding under the Facility and $2,000,000 outstanding under the bridge facility. Interest accrues on outstanding borrowings under the Facility at an agreed to reference rate, which was, at our election, either the Wells Fargo prime rate plus 1.75 basis points or LIBOR plus 300 basis points (5.0% at October 24, 2009).  Interest accrues on outstanding borrowings under the bridge facility at an annual interest rate of LIBOR plus 10% (10.25% as of October 24, 2009).  For the three months ended October 24, 2009, borrowings under the Facility (excluding the bridge facility) peaked at $14,231,000 and the average borrowing during the period was approximately $11,407,000.  An increase in the interest rate of 100 basis points would have increased the interest on the Facility and bridge facility borrowings by approximately $30,000 for the three months ended October 24, 2009.

Foreign Currency Risks

We enter into a significant amount of purchase obligations outside of the U.S., all of which are negotiated and settled in U.S. dollars.  Therefore, on our current open purchase order position we have no exposure to foreign currency exchange risks.  However, significant fluctuations in foreign currency rates would have an impact on our future purchases.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 24, 2009.  Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States.  Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Changes in Internal Control Over Financial Reporting

During the three months ended October 24, 2009, there were no changes made in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II                      OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are involved from time to time in litigation incidental to our business.  We believe that the outcome of such litigation will not have a material adverse effect on our results of operations or financial condition.

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

FREDERICK’S OF HOLLYWOOD GROUP INC.

Date: December 7, 2009	By:	/s/ Thomas J. Lynch
THOMAS J. LYNCH Chief Executive Officer and Principal Executive Officer

Date: December 7, 2009	By:	/s/ Thomas Rende
THOMAS RENDE Chief Financial Officer and Principal Accounting Officer