Form 10-Q
period 2010-01-23
FREDERICK'S OF HOLLYWOOD GROUP INC /NY/
filed 2010-03-09
CIK 93631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 23, 2010

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

Yes  ☐                                No  ☒

The number of common shares outstanding on March 8, 2010 was 26,429,658.

FREDERICK’S OF HOLLYWOOD GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page
PART I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at January 23, 2010 (Unaudited) and July 25, 2009 (Audited)	3

	Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended January 23, 2010 and January 24, 2009	4

	Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended January 23, 2010 and January 24, 2009	5

	Notes to Consolidated Unaudited Financial Statements	6 – 13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II.	Other Information

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 6.	Exhibits	28

Signatures		29

PART  I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED  BALANCE SHEETS
(In Thousands, Except Share Data)

	January 23,	July 25,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$460	$555
Accounts receivable	3,090	2,643
Income tax receivable	102	172
Merchandise inventories	22,384	21,836
Prepaid expenses and other current assets	3,239	2,543
Deferred income tax assets	2,429	3,117
Total current assets	31,704	30,866
PROPERTY AND EQUIPMENT, Net	18,698	20,663
INTANGIBLE AND OTHER ASSETS	25,663	26,108
TOTAL ASSETS	$76,065	$77,637

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Revolving credit and bridge facilities	$12,440	$9,245
Accounts payable and other accrued expenses	26,547	22,723
Deferred revenue from gift cards	1,897	1,692
Total current liabilities	40,884	33,660

DEFERRED RENT AND TENANT ALLOWANCES	5,037	4,707
LONG TERM DEBT – related party	13,744	13,336
OTHER	100	16
DEFERRED INCOME TAX LIABILITIES	11,465	12,153
TOTAL LIABILITIES	71,230	63,872

PREFERRED STOCK, $.01 par value – authorized, 10,000,000 shares at January 23, 2010 and July 25, 2009; issued and outstanding 3,629,325 shares of Series A preferred stock at January 23, 2010 and July 25, 2009	7,500	7,500

COMMITMENTS AND CONTINGENCIES (NOTE 7)	-	-

SHAREHOLDERS’ EQUITY (DEFICIENCY):
Common stock, $.01 par value – authorized, 200,000,000 shares at January 23, 2010 and July 25, 2009; issued and outstanding 26,418,185 shares at January 23, 2010 and 26,394,158 shares at July 25, 2009	264	263
Additional paid-in capital	60,835	60,444
Accumulated deficit	(63,690)	(54,375)
Accumulated other comprehensive loss	(74)	(67)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIENCY)	(2,665)	6,265
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)	$76,065	$77,637

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	January 23,	January 24,	January 23,	January 24,
	2010	2009	2010	2009

Net sales	$41,321	$52,516	$78,529	$95,081
Cost of goods sold, buying and occupancy	27,286	34,223	51,892	62,110
Gross profit	14,035	18,293	26,637	32,971
Selling, general and administrative expenses	18,141	18,812	34,694	38,187
Goodwill impairment	-	19,100	-	19,100
Operating loss	(4,106)	(19,619)	(8,057)	(24,316)
Interest expense, net	589	421	950	849
Loss before income tax provision	(4,695)	(20,040)	(9,007)	(25,165)
Income tax provision	23	21	47	41
Net loss	(4,718)	(20,061)	(9,054)	(25,206)
Less: Preferred stock dividends	142	140	261	281
Net loss applicable to common shareholders	$(4,860)	$(20,201)	$(9,315)	$(25,487)

Basic net loss per share	$(0.18)	$(0.77)	$(0.35)	$(0.97)

Diluted net loss per share	$(0.18)	$(0.77)	$(0.35)	$(0.97)

Weighted average shares outstanding – basic	26,417	26,192	26,412	26,182
Weighted average shares outstanding – diluted	26,417	26,192	26,412	26,182

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED  STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	January 23, 2010	January 24, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,054)	$(25,206)
Adjustments to reconcile net loss to net cash used in operating activities
Goodwill impairment	-	19,100
Depreciation and amortization	2,782	3,006
Provision for sales allowances and doubtful accounts	(59)	157
Issuance of common stock for directors’ fees	30	25
Stock-based compensation expense	362	440
Amortization of deferred financing costs	87	25
Noncash accrued interest on long term debt – related party	408	385
Amortization of deferred rent and tenant allowances	224	389
Loss on disposal of property and equipment	169	5
Changes in operating assets and liabilities:
Accounts receivable	(282)	(1,349)
Merchandise inventories	(548)	(2,969)
Prepaid expenses and other current assets	(696)	(734)
Income tax receivable	70	(43)
Other assets	127	35
Accounts payable and other accrued expenses	3,436	3,733
Deferred revenue from gift cards	205	(426)
Tenant improvements allowances	-	571
Net cash used in operating activities	(2,739)	(2,856)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(458)	(2,919)
Net cash used in investing activities	(458)	(2,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving line of credit	1,195	5,683
Proceeds on bridge facility	2,000	-
Repayment of capital lease obligation	(18)	(30)
Payment of deferred financing costs	(75)	-
Net cash provided by financing activities	3,102	5,653

NET DECREASE IN CASH AND CASH EQUIVALENTS	(95)	(122)
CASH AND CASH EQUIVALENTS:
Beginning of period	555	791

End of period	$460	$669

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$466	$424
Taxes	$46	$31

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	Interim Financial Statements

In the opinion of Frederick’s of Hollywood Group Inc. (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of January 23, 2010 and the results of operations and cash flows for the six months ended January 23, 2010 and January 24, 2009.

The consolidated unaudited financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company’s year-end financial statements. The July 25, 2009 consolidated balance sheet is from the Company’s audited financial statements. The results of operations for the three and six months ended January 23, 2010 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended July 25, 2009 included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 23, 2009.

In September and October 2009, the Company’s senior revolving credit facility (the “Facility”) with Wells Fargo Retail Finance II, LLC (“Senior Lender”) was amended to provide for a $2.0 million bridge facility to be repaid upon the earlier of August 1, 2010 and the consummation of a financing in which the Company receives net proceeds of at least $4.4 million (a “Recapitalization Event”). Unless the Company consummates a Recapitalization Event by August 1, 2010, the Company will be in violation of a covenant under the Facility. If such violation is not waived by the Senior Lender, it will constitute an event of default. There can be no assurance that the Company will be able to consummate a Recapitalization Event and repay the bridge facility as required under the Facility or, if these events do not occur, that the Senior Lender will continue the Facility. See Note 6.

The Company has evaluated subsequent events through the date the financial statements were issued. One such event took place which requires disclosure as follows:

On February 1, 2010, the Company entered into a Debt Exchange and Preferred Stock Conversion Agreement (“Exchange and Conversion Agreement”) with accounts and funds managed by and/or affiliated with Fursa Alternative Strategies LLC, the holders of the Company’s long term debt – related party (the “Tranche C Debt”) and Series A Preferred Stock. Fursa also is one of the Company’s largest shareholders. These holders are collectively referred to in this Form 10-Q as “Fursa.” See Note 6.

Pursuant to the Exchange and Conversion Agreement, Fursa has agreed to exchange the Tranche C Debt, together with all accrued interest, and to convert the Series A Preferred Stock, together with accrued dividends, for a number of shares of common stock equal to 50% of the aggregate value of the Tranche C Debt (including accrued interest) and the Series A Preferred Stock (including accrued dividends) as of the closing date of the transaction divided by $1.3319, which represents the volume weighted average price of the common stock for the five (5) trading days prior to and the five (5) trading days including and after the public announcement of the execution of the Exchange and Conversion Agreement (the “Conversion Price”).

Upon the closing of the transaction, the Company will also issue to Fursa three, five and seven-year warrants, each to purchase 500,000 shares of common stock (for an aggregate of 1,500,000 shares of common stock) at exercise prices of 150%, 175% and 200% of the Conversion Price, respectively, but not less than the closing price of the Company’s common stock on the closing of the transaction. The warrants will be exercisable for cash or on a cashless basis, at Fursa’s option. At any time after the first anniversary of the issuance date, the Company may redeem the warrants, in whole but not in part, upon not less than twenty (20) business days’ written notice to Fursa, at a redemption price of $0.01 per share, if the last sale price of the common stock is at least 200% of the exercise price of the warrants for 10 consecutive trading days ending on the day prior to the date on which notice of redemption is given to Fursa.

The Company has also agreed to register for re-sale the shares of common stock (including those underlying the warrants) that Fursa will receive as a result of the transaction on a registration statement with the Securities and Exchange Commission. However, Fursa has agreed not to publicly sell, transfer or assign any shares it owns for a period of 12 months from the closing date of the transaction; provided that Fursa may sell up to an aggregate of 250,000 shares of common stock each month after the closing date.

The consummation of the transaction is subject to shareholder approval. The Company anticipates holding its annual meeting of shareholders during the fourth fiscal quarter of 2010 and expects to consummate the transaction as soon as practicable once shareholder approval is obtained. Together with the warrants and the shares of common stock that Fursa will receive at the closing, Fursa’s aggregate beneficial ownership of the Company’s common stock will increase from approximately 36% to approximately 51%. This transaction will not constitute a Recapitalization Event under the Facility.

The following unaudited pro forma balance sheet gives effect to the transaction contemplated by the Exchange and Conversion Agreement as if it had occurred on January 23, 2010 and includes accrued interest of $260,000 on the Tranche C Debt and $1,126,000 of accrued dividends related to the Series A Preferred Stock, which are included in current liabilities.

	January 23, 2010
	Actual	Unaudited Pro Forma Adjustments	Pro Forma
Total assets	$76,065	$-	$76,065

Current liabilities	$40,884	(1,386)	39,498
Long term debt – related party	13,744	(13,744)	-
Other long term liabilities	16,602	-	16,602
Preferred stock	7,500	(7,500)	-
Shareholders’ equity	(2,665)	22,630	19,965
Total liabilities and shareholders’ equity	$76,065	$-	$76,065

2.	Summary of Significant Accounting Policies

Revenue Recognition – The Company records revenue at the point of sale for retail stores (“Stores”), at the time of estimated receipt by the customer for catalog and website sales (referred to collectively as “Direct”), and at the time of shipment to its wholesale customers.  Outbound shipping charges billed to customers are included in net sales.  The Company records an allowance for estimated returns from its retail customers in the period of sale based on prior experience.  At January 23, 2010 and July 25, 2009, the allowance for estimated returns from the Company’s retail customers was $1,184,000 and $947,000, respectively.  If actual returns are greater than expected, additional sales returns may be recorded in the future.  Retail sales are recorded net of sales taxes collected from customers at the time of the transaction.

The Company records other revenues for shipping revenues, as well as for commissions earned on direct sell-through programs on a net basis as the Company acts as an agent on behalf of the related vendor.  For the three months ended January 23, 2010 and January 24, 2009, total other revenues recorded in net sales in the accompanying consolidated statements of operations were $2,269,000 and $2,388,000, respectively.  For the six months ended January 23, 2010 and January 24, 2009, total other revenues recorded in net sales in the accompanying consolidated statements of operations were $4,027,000 and $4,512,000, respectively.

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

Accounts Receivable/Allowance for Doubtful Accounts and Sales Discounts – The Company’s accounts receivable is comprised primarily of the retail segment’s amounts due from commercial credit card companies and the wholesale segment’s trade receivables. Credit card receivables of $1,218,000 and $1,156,000 at January 23, 2010 and July 25, 2009, respectively, represent amounts due from commercial credit card companies, such as Visa, MasterCard and American Express, which are generally received within a few days of the related transactions. The Company’s trade accounts receivable is net of allowance for doubtful accounts and sales discounts. An allowance for doubtful accounts is determined through the analysis of the aging of accounts receivable at the date of the financial statements. An assessment of the accounts receivable is made based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant, primarily due to the Company’s history of minimal bad debts. An allowance for sales discounts is based on discounts relating to open invoices where trade discounts have been extended to customers, costs associated with potential returns of products, as well as allowable customer markdowns and operational charge backs, net of expected recoveries. These allowances are included as a reduction to net sales and are part of the provision for allowances included in accounts receivable. The foregoing results from seasonal negotiations and historic deduction trends, net of expected recoveries and the evaluation of current market conditions. As of January 23, 2010 and July 25, 2009, accounts receivable was net of allowances of $574,000 and $633,000, respectively. The wholesale accounts receivable as of January 23, 2010, net of the $574,000 allowance, was $1,472,000 and as of July 25, 2009, net of the $633,000 allowance, was $1,263,000. The Company believes its allowance for doubtful accounts and sales discounts to be appropriate, and actual results should not differ materially from those determined using necessary estimates. However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Also, if market conditions were to worsen, management may take actions to increase customer incentive offerings, possibly resulting in an incremental allowance at the time the incentive is offered.

Merchandise Inventories – Store inventories are valued at the lower of cost or market using the retail inventory first-in, first-out (“FIFO”) method, and wholesale and Direct inventories are valued at the lower of cost or market, on an average cost basis that approximates the FIFO method. Freight costs are included in inventory and vendor promotional allowances are recorded as a reduction in inventory cost. These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations and gross margins. Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends. Additionally, the Company reserves for planned but unexecuted markdowns as well as estimated amounts equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and the age of the inventory. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. Inventory reserves were $1,204,000 at January 23, 2010 and $1,557,000 at July 25, 2009.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit. Direct-response advertising consists primarily of product catalogs of FOH Holdings’ mail order subsidiary. The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally six months. The realization of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future net revenues. Direct-response advertising costs of $2,545,000 and $1,751,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at January 23, 2010 and July 25, 2009, respectively. The Company believes that it has appropriately determined the expected period of future benefit as of the date of its consolidated financial statements. However, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.

Impairment of Long-Lived Assets – The Company reviews long-lived assets, including property and equipment and its amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows.  The Company reviews its indefinite lived intangible assets for impairment annually and in between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred.  If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets.  Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required.  No impairment was recorded for the six months ended January 23, 2010 and January 24, 2009 related to these long-lived assets.

The Company previously had goodwill, which represented the portion of the purchase price that could not be attributed to specific tangible or identified intangible assets recorded in connection with purchase accounting.  At January 24, 2009, since the Company’s market capitalization was significantly below its book value, the Company performed an impairment analysis and determined that the goodwill balances on both the retail and wholesale segments were impaired as a result of its current and future projected financial results due to the poor macroeconomic outlook and a reduction in wholesale business with Walmart.  Accordingly, the Company recorded a goodwill impairment charge of $19,100,000.  After recognizing the impairment charge, the Company has no remaining goodwill on its consolidated balance sheet as of January 24, 2009.

Accounting for Stock-Based Compensation – The Company measures and recognizes compensation expense for all share-based payment awards to employees and directors based on estimated fair values on the grant date.  The Company recognizes the expense on a straight-line basis over the requisite vesting period.

The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.  The following assumptions were used for options granted during the six months ended January 23, 2010 and January 24, 2009:

	Six Months Ended
	January 23,	January 24,
	2010	2009

Risk-free interest rate	3.00% - 3.04%	3.31% - 3.34%
Expected life (years)	7	5 – 7
Expected volatility	79%	60 – 62%
Dividend yield	0.0%	0.0%

During the six months ended January 23, 2010, the Company granted to four of its employees options to purchase an aggregate of 87,500 shares of common stock under the 2000 Performance Equity Plan.  Options to purchase 37,500 shares are exercisable at $1.16 per share and vest 20% each year over five years.  Options to purchase 50,000 shares are exercisable at $1.12 per share and vest 20% each year over five years.

During the six months ended January 24, 2009, the Company granted to one of its officers and certain other employees options to purchase an aggregate of 82,500 shares of common stock under the 2000 Performance Equity Plan.  Options to purchase 25,000 shares are exercisable at $.96 per share and vested in six months, and options to purchase 57,500 shares are exercisable at $.87 per share and vest 20% each year over five years.

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

Fair Value of Financial Instruments – The Company believes the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and the bridge facility approximate fair value due to their short maturity.  The carrying amount of the revolving line of credit approximates fair value, as these borrowings have variable rates that reflect currently available terms and conditions for similar debt.  The Company did not estimate the fair value of its long term debt and Series A Preferred Stock owed to Fursa because (i) these related party instruments are not traded and, therefore, no quoted market prices exist upon which to base an estimate of fair value and (ii) there are no readily determinable similar instruments on which to base an estimate of fair value.  In addition, the Company believes that the long term relationship it has developed and maintained with Fursa and the accommodations that the Company has received from Fursa are factors that also contribute to the impracticality in estimating fair value. See Note 1.

Supplemental Disclosure of Noncash Financing Transactions – During the three months ended January 23, 2010 the Company acquired equipment through a capital lease for $167,000. Also, at January 23, 2010 and January 24, 2009, the Company had accrued dividends of $261,000 and $281,000, respectively, on its Series A Preferred Stock.  The Company had outstanding accounts payable and accrued expenses of $20,000 at July 25, 2009 and $331,000 and $248,000 at January 24, 2009 and July 26, 2008, respectively, related to purchases of property and equipment.

3.	Effect of New Accounting Standards

In June 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  The ASC supersedes all existing non-SEC accounting and reporting standards.  The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted the ASC effective for its October 24, 2009 financial statements.

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

In June 2009, the FASB amended its guidance on accounting for variable interest entities which replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The new guidance becomes effective for annual periods beginning after November 15, 2009 and interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

4.	Merchandise Inventories

Merchandise inventories consist of the following (in thousands):

	January 23,	July 25,
	2010	2009
Raw materials	$1,072	$1,457
Work-in process	289	249
Finished goods	21,023	20,130
	$22,384	$21,836

5.	Net Loss Per Share

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

	Three Months Ended				Six Months Ended
	January 23,		January 24,		January 23,		January 24,
	2010		2009		2010		2009

Net loss	$(4,860	)(a)	$(20,201	)(b)	$(9,315	)(c)	$(25,487	)(d)

BASIC:
Basic weighted average number of shares outstanding	26,417		26,192		26,412		26,182

Basic net loss per share	$(0.18)		$(0.77)		$(0.35)		$(0.97)

DILUTED:
Basic weighted average number of shares outstanding	26,417		26,192		26,412		26,182
Shares issuable upon conversion of stock options	-		-		-		-
Total average number of equivalent shares outstanding	26,417		26,192		26,412		26,182

Diluted net loss per share	$(0.18)		$(0.77)		$(0.35)		$(0.97)

(a)	Includes Series A preferred stock dividends of $142.
(b)	Includes Series A preferred stock dividends of $140.
(c)	Includes Series A preferred stock dividends of $261.
(d)	Includes Series A preferred stock dividends of $281.

For the three and six months ended January 23, 2010, there were 200,000 and 224,000 potentially dilutive shares of common stock issuable upon exercise of stock options at prices ranging from $0.17 to $1.56 per share that were not included in the computation of diluted net loss per share since their effect would have been anti-dilutive.

In addition, for the six months ended January 23, 2010 and January 24, 2009, there were 1,677,000 and 2,416,000 shares of common stock issuable upon exercise of stock options, respectively, 598,000 shares of common stock issuable upon the exercise of warrants and 1,512,000 shares of common stock issuable upon the conversion of the Company’s Series A Preferred Stock that also were not included in the computation of diluted net loss per share since the respective exercise and conversion prices of these instruments exceeded the average market price of the common stock during the respective periods.

6.	Financing

Revolving Credit and Bridge Facilities

The Company’s and its U.S. subsidiaries’ Facility matures on January 28, 2012.

The Facility is for a maximum amount of $50 million comprised of a $25 million line of credit with a $15 million sub-limit for letters of credit, and up to an additional $25 million commitment in increments of $5 million at the option of the Company so long as the Company is in compliance with the terms of the Facility.  The actual amount of credit available under the Facility is determined using measurements based on the Company’s receivables, inventory and other measures.  The Facility is secured by a first priority security interest in the assets of the Company and its U.S. subsidiaries.  Interest is payable monthly, in arrears, at interest rates that were increased effective September 21, 2009 in connection with the second amendment to the Facility described below.

On November 4, 2008, the Company utilized the accordion feature under the Facility to increase the borrowing limit from $25 million to $30 million.  In utilizing the accordion feature, the Company’s minimum availability reserve increased by $375,000 (7.5% of the $5,000,000 increase) to $2,250,000 (7.5% of the $30,000,000) and the Company incurred a one-time closing fee of $12,500.

On September 21, 2009, the Facility was amended to provide for a $2.0 million bridge facility at an annual interest rate of LIBOR plus 10%, to be repaid upon the earlier of December 7, 2009 and the consummation of a financing in which the Company receives net proceeds of at least $4.9 million. On October 23, 2009, the Facility was further amended to extend the December 7, 2009 repayment date to August 1, 2010 and to reduce the net proceeds that the Company is required to receive in the Recapitalization Event to at least $4.4 million.  The Company’s failure to complete a Recapitalization Event by August 1, 2010 will result in a violation of a covenant under the Facility.  If such violation is not waived by the Senior Lender, it will constitute an event of default.

In connection with the September and October 2009 amendments, the interest rates on “Base Rate” loans and “LIBOR Rate” loans under the Facility were increased as follows:

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

As of January 23, 2010, the Company had $10,440,000 outstanding under the Facility at a rate of 5.0% and $2,000,000 outstanding under the bridge facility at a rate of 10.25%.  For the six months ended January 23, 2010, borrowings under the Facility (including the bridge facility) peaked at $16,996,000 and the average borrowing during the period was approximately $13,451,000.  In addition, at January 23, 2010, the Company had $846,000 of outstanding letters of credit under the Facility.

As of January 24, 2009, the Company had $16,776,000 outstanding under the Facility at a rate of 3.0%.  For the six months ended January 24, 2009, borrowings under the Facility peaked at $26,386,000 and the average borrowing during the period was approximately $17,509,000.  In addition, the Company had $1,995,000 of outstanding letters of credit under the Facility as of January 24, 2009.

The Facility contains customary representations and warranties, affirmative and restrictive covenants and events of default.  The restrictive covenants limit the Company’s ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, dispose of inventory, incur certain lease obligations, make capital expenditures, pay dividends, redeem or repurchase outstanding equity and issue capital stock.  In lieu of financial covenants, fixed charge coverage and overall debt ratios, the Company also is required to maintain specified minimum availability reserves. At January 23, 2010, the Company was in compliance with the Facility’s covenants and minimum availability reserve requirements.

Long Term Debt – Related Party

As of January 23, 2010, the Company and its U.S. subsidiaries had the Tranche C Debt in the amount of $13,744,000 due to Fursa.  The Tranche C Debt matures on July 28, 2012.  This debt bears interest at the fixed rate of 7% per annum with 1% payable in cash and 6% payable in kind.

The Tranche C Debt is secured by substantially all of the Company’s assets and is second in priority to the Facility.  The Tranche C Debt contains customary representations and warranties, affirmative and restrictive covenants and events of default substantially similar to, and no more restrictive than, those contained in the Facility.  At January 23, 2010, the Company was in compliance with the covenants contained in the term loan agreement, as amended, governing the Tranche C Debt.

On February 1, 2010, the Company entered into the Exchange and Conversion Agreement with Fursa as discussed in Note 1.

Preferred Stock

The Company has 3,629,325 shares of Series A 7.5% Convertible Preferred Stock outstanding, which are owned by Fursa.  The Series A Preferred Stock is convertible at any time at Fursa’s option into an aggregate of 1,512,219 shares of common stock, subject to adjustment.  As of January 23, 2010, the Company had accrued dividends of $1,126,000.  Holders of Series A Preferred Stock, in preference to the holders of common stock or any other junior securities, will be entitled to receive, when, as and if declared by the Company’s board of directors, but only out of funds that are legally available therefor, cumulative dividends at the rate of 7.5% per annum of the sum of the original issue price and any accumulated and unpaid dividends thereon on each outstanding share of Series A Preferred Stock.  Such dividends will be payable in additional shares of Series A Preferred Stock or in cash, at the Company’s option, and will be payable in arrears in equal amounts (with the first payment to be prorated based on the actual issue date) on the tenth business day after the end of each of the Company’s fiscal quarters of each year commencing on the first of these dates to occur after the first issuance of Series A Preferred Stock.  On the six-month anniversary of the maturity date (or any extensions thereof) of the Facility, the Company is required to redeem all of the then outstanding Series A Preferred Stock by paying in cash in exchange for the shares of Series A Preferred Stock to be redeemed on such date a sum equal to the original issue price per share of Series A Preferred Stock (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like) plus accumulated but unpaid dividends with respect to such shares; provided, that if, on the 60th day prior to the date of redemption, the current market value is greater than the original issue price (as adjusted for stock dividends, combinations, splits, recapitalizations and the like) plus accumulated and unpaid dividends with respect to such shares, then all of the outstanding shares of Series A Preferred Stock will be automatically converted to common stock on the date of redemption.  On February 1, 2010, the Company entered into the Exchange and Conversion Agreement with Fursa as discussed in Note 1.

7.	Commitments and Contingencies

The Company is involved from time to time in litigation incidental to its business.  The Company believes that the outcome of such litigation will not have a material adverse effect on its results of operations or financial condition.

8.	Segments

The Company has two reportable segments – retail and wholesale.  Each segment primarily sells women’s intimate apparel through different distribution channels.  The retail segment sells products through the Company’s retail stores, as well as its catalog and e-commerce website.  The retail segment sells products purchased from the Company’s outside suppliers and from the wholesale segment.  The wholesale segment is engaged in the design, manufacture, distribution and sale of women’s intimate apparel to mass merchandisers, specialty and department stores, discount retailers, national and regional chains and direct mail catalog marketers throughout the United States and Canada.  Canadian sales represented approximately 5% and 4% of wholesale net sales for the six months ended January 23, 2010 and January 24, 2009, respectively.

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

Net sales, operating loss and total assets for each segment are as follows:

($ in thousands)	Three Months Ended		Six Months Ended
	January 23,	January 24,	January 23,	January 24,
	2010	2009	2010	2009
Net Sales:
Retail	$36,743	$38,352	$67,857	$71,481
Wholesale	4,578	14,164	10,672	23,600
Total net sales	$41,321	$52,516	$78,529	$95,081

Operating Loss:
Retail	$(1,184)	$(6,444)	$(2,938)	$(8,589)
Wholesale	(2,439)	(12,616)	(4,138)	(14,704)
Total operating loss	$(3,623)	$(19,060)	$(7,076)	$(23,293)

Less Unallocated Corporate Expenses:
Corporate expenses	$483	$559	$981	$1,023
Interest expense	589	421	950	849
Total unallocated expenses	$1,072	$980	$1,931	$1,872

Loss before income tax provision	$(4,695)	$(20,040)	$(9,007)	$(25,165)

Total Assets
Retail			$61,642	$66,148
Wholesale			14,423	26,280
Total Assets			$76,065	$92,428

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Through our multi-channel retail division, we sell women’s intimate apparel and related products under our proprietary Frederick’s of Hollywood® brand exclusively through our mall-based specialty retail stores in the United States, which we refer to as “Stores,” and through our catalog and website at www.fredericks.com, which we refer to collectively as “Direct.”  As of January 23, 2010, we operated 132 Frederick’s of Hollywood stores nationwide.

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

Fiscal 2010 Operating Initiatives

Our efforts remain focused on continuing to implement changes in our business strategy as described below that we believe over time will both increase revenues and reduce costs.  Some of these initiatives have had an immediate impact on our operating results and we expect that others will take more time.  However, we cannot be certain that these initiatives will be successful.  These key initiatives include:

•	Capitalizing on the Frederick’s of Hollywood brand.

o
Developing Frederick’s of Hollywood brand extension opportunities.  During the fourth quarter of fiscal year 2009, we developed a branding/product development strategy targeting our wholesale division’s mass merchandising customers.  We are now in the process of implementing this strategy.  To that end, we have created new product lines that are heavily influenced by our retail creative and design teams.  We plan on using the wholesale brand name, Cinema Etoile®, for some of these products and to strategically use the Frederick’s of Hollywood brand name and brand extensions for other products sold to select wholesale customers.

o
Entering into licensing arrangements.  During the second quarter of fiscal year 2010, we launched a licensing program for the Frederick’s of Hollywood brand by hiring a leading licensing firm to manage our global licensing initiatives.  We are currently in discussions with several potential licensees.

•	More focused marketing efforts.

o
Catalog.  Due to rising paper, production and mailing costs, we reduced annual catalog circulation from approximately 18.7 million in fiscal year 2008 to approximately 17.6 million in fiscal year 2009.  We achieved this reduction by targeting customers through improved analysis and monitoring of their purchasing habits and by executing a more focused marketing strategy.  Our continued efforts to execute this strategy resulted in a 5% decrease in catalog circulation for the first half of fiscal year 2010 compared to the first half of fiscal year 2009, and we anticipate an overall 6% reduction for the full fiscal year.  Also during the first quarter of fiscal year 2010, we began rolling out various cost effective alternatives to full size catalog mailings such as postcards, gift guides and personalized “look books,” which represented approximately 10% of mailings during the first half of fiscal year 2010.

o
eCommerce.  During the third quarter of fiscal year 2009, we launched a new e-commerce web platform hosted by a third-party service provider.  We believe the new platform provides a stable foundation upon which we can continue to upgrade and enhance our website, www.fredericks.com.  We also retained a new search marketing agency during the first quarter of fiscal year 2010 as part of our program to improve search marketing.  We are also exploring ways in which to increase conversion rates of an average of 15 million unique website visitors monthly, primarily through site marketing and promotions, which we believe will afford us the opportunity to reach customers internationally.

•
Continuing to reduce operating expenses.  While the macroeconomic environment continues to present challenges to both our retail and wholesale divisions, on an operational basis (which includes our wholesale division for the period prior to the merger from August 2007 through January 2008), we have reduced our selling, general and administrative expenses from approximately $91,000,000 in the fiscal year ended July 26, 2008 to $74,496,000 in the fiscal year ended July 25, 2009 and have reduced expenses in the first six months of fiscal 2010 by an additional $3,493,000.  We are continuing to focus on reducing expenses and expect further reductions in fiscal years 2010 and 2011.  These cuts include reducing personnel through the elimination of executive and support positions, transitioning certain manufacturing support functions previously performed by some of these employees to our facilities in the Philippines and Hong Kong, decreasing the use of outside consultants, and consolidating employee benefits and insurance.

•
Carefully monitoring store performance.  We continuously monitor store performance and from time to time close underperforming stores.  During fiscal year 2009, we closed six underperforming stores upon expiration of the respective leases.  For fiscal year 2010, we intend to continue to focus on improving the profitability of our existing stores.  We opened two stores during the six months ended January 23, 2010 and currently expect to close six underperforming stores through the remainder of the fiscal year upon expiration of the respective leases.

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

Revenue Recognition – We record revenue at the point of sale for Stores, at the time of estimated receipt by the customer for Direct sales, and at the time of shipment to our wholesale customers.  Outbound shipping charges billed to customers are included in net sales.  We record an allowance for estimated returns from our retail customers in the period of sale based on prior experience.  At January 23, 2010 and July 25, 2009, the allowance for estimated returns from our retail customers was $1,184,000 and $947,000, respectively.  If actual returns are greater than expected, additional sales returns may be recorded in the future.  Retail sales are recorded net of sales taxes collected from customers at the time of the transaction.

We record other revenues for shipping revenues, as well as for commissions earned on direct sell-through programs on a net basis as we act as an agent on behalf of the related vendor.  For the three months ended January 23, 2010 and January 24, 2009, total other revenues recorded in net sales in the consolidated statements of operations contained elsewhere in this report were $2,269,000 and $2,388,000, respectively.  For the six months ended January 23, 2010 and January 24, 2009, total other revenues recorded in net sales in the consolidated statements of operations contained elsewhere in this report were $4,027,000 and $4,512,000, respectively.

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

Accounts Receivable/Allowance for Doubtful Accounts and Sales Discounts – Our accounts receivable is comprised primarily of the retail segment’s amounts due from commercial credit card companies and the wholesale segment’s trade receivables.  Credit card receivables of $1,218,000 and $1,156,000 at January 23, 2010 and July 25, 2009, respectively, represent amounts due from commercial credit card companies, such as Visa, MasterCard and American Express, which are generally received within a few days of the related transactions.  Our trade accounts receivable is net of allowance for doubtful accounts and sales discounts.  An allowance for doubtful accounts is determined through the analysis of the aging of accounts receivable at the date of the financial statements.  An assessment of the accounts receivable is made based on historical trends and an evaluation of the impact of economic conditions.  This amount is not significant, primarily due to our history of minimal bad debts.  An allowance for sales discounts is based on discounts relating to open invoices where trade discounts have been extended to customers, costs associated with potential returns of products, as well as allowable customer markdowns and operational charge backs, net of expected recoveries.  These allowances are included as a reduction to net sales and are part of the provision for allowances included in accounts receivable.  The foregoing results from seasonal negotiations and historic deduction trends, net of expected recoveries and the evaluation of current market conditions.  As of January 23, 2010 and July 25, 2009, accounts receivable was net of allowances of $574,000 and $633,000, respectively.  The wholesale accounts receivable as of January 23, 2010, net of the $574,000 allowance, was $1,472,000 and as of July 25, 2009, net of the $633,000 allowance, was $1,263,000.  We believe our allowance for doubtful accounts and sales discounts are appropriate, and actual results do not differ materially from those determined using necessary estimates.  However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Also, if market conditions were to worsen, management may take actions to increase customer incentive offerings, possibly resulting in an incremental allowance at the time the incentive is offered.

Merchandise Inventories – Retail store inventories are valued at the lower of cost or market using the retail inventory first-in, first-out (“FIFO”) method, and wholesale and Direct inventories are valued at the lower of cost or market, on an average cost basis that approximates the FIFO method.  Freight costs are included in inventory and vendor promotional allowances are recorded as a reduction in inventory cost.  These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations as well as gross margins.  Markdowns are recorded when the sales value of the inventory has diminished.  Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends.  Additionally, we reserve for planned but unexecuted markdowns as well as estimated amounts equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and the age of the inventory.  If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.  Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Inventory reserves were $1,204,000 at January 23, 2010, and $1,557,000 at July 25, 2009.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit.  Direct-response advertising consists primarily of product catalogs of FOH Holdings’ mail order subsidiary.  The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally six months.  The realization of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future net revenues.  Direct-response advertising costs of $2,545,000 and $1,751,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at January 23, 2010 and July 25, 2009, respectively. We believe that we have appropriately determined the expected period of future benefit as of the date of our consolidated financial statements; however, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.

Impairment of Long-Lived Assets – We review long-lived assets, including property and equipment and our amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows.  We review our indefinite lived intangible assets for impairment annually and in between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred.  If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required.  No impairment was recorded for the three and six months ended January 23, 2010 and January 24, 2009 related to these long-lived assets.

We previously had goodwill which represented the portion of the purchase price that could not be attributed to specific tangible or identified intangible assets recorded in connection with purchase accounting.  At January 24, 2009, since our market capitalization was significantly below its book value, we performed an impairment analysis and determined that the goodwill balances on both the retail and wholesale segments were impaired as a result of its current and future projected financial results due to the poor macroeconomic outlook and a reduction in wholesale business with Walmart.  Accordingly, we recorded a goodwill impairment charge of $19,100,000.  After recognizing the impairment charge, we have no remaining goodwill on our consolidated balance sheet as of January 24, 2009.

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

The following table sets forth each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the consolidated financial statements included elsewhere in this report (in thousands, except for percentages, which percentages may not add due to rounding):

	Three Months Ended				Six Months Ended
	January 23, 2010		January 24, 2009		January 23, 2010		January 24, 2009
Net sales	$41,321	100.0%	$52,516	100.0%	$78,529	100.0%	$95,081	100.0%
Cost of goods sold, buying and occupancy	27,286	66.0%	34,223	65.2%	51,892	66.1%	62,110	65.3%
Gross profit	14,035	34.0%	18,293	34.8%	26,637	33.9%	32,971	34.7%
Selling, general and administrative expenses	18,141	43.9%	18,812	35.8%	34,694	44.2%	38,187	40.2%
Goodwill impairment	-	0.0%	19,100	36.4%	-	0.0%	19,100	20.1%
Operating loss	(4,106)	(9.9)%	(19,619)	(37.4)%	(8,057)	(10.3)%	(24,316)	(25.6)%
Interest expense, net	589	1.4%	421	0.8%	950	1.2%	849	0.9%
Loss before income tax provision	(4,695)	(11.4)%	(20,040)	(38.2)%	(9,007)	(11.5)%	(25,165)	(26.5)%
Income tax provision	23	0.1%	21	0.0%	47	0.1%	41	0.0%
Net loss	(4,718)	(11.4)%	(20,061)	(38.2)%	(9,054)	(11.5)%	(25,206)	(26.5)%
Less: Preferred stock dividends	142		140		261		281
Net loss applicable to common shareholders	$(4,860)		$(20,201)		$(9,315)		$(25,487)

Net Sales

Net sales for the three and six months ended January 23, 2010 decreased to $41,321,000 and $78,529,000, respectively, as compared to $52,516,000 and $95,081,000 for the three and six months ended January 24, 2009, respectively, and were comprised of retail and wholesale sales as follows (in thousands):

	Three Months Ended			Six Months Ended
Net Sales:	January 23, 2010	January 24, 2009	Increase/ (Decrease)	January 23, 2010	January 24, 2009	Increase/ (Decrease)
Retail Stores	$22,738	$24,327	$(1,589)	$43,133	$45,538	$(2,405)
Retail Direct (catalog and internet)	14,005	14,025	(20)	24,724	25,943	(1,219)
Total Retail	36,743	38,352	(1,609)	67,857	71,481	(3,624)
Total Wholesale	4,578	14,164	(9,586)	10,672	23,600	(12,928)
Total net sales	$41,321	$52,516	$(11,195)	$78,529	$95,081	$(16,552)

The changes in retail net sales were as follows:

•
Total store sales for the three and six months ended January 23, 2010 decreased by $1,589,000 or 6.5% and $2,405,000 or 5.3%, respectively, as compared to the three and six months ended January 24, 2009.

•
Comparable store sales for the three and six months ended January 23, 2010 decreased by $1,228,000 or 5.3% and $2,034,000 or 4.7%, respectively, as compared to the three and six months ended January 24, 2009 as a result of a reduction in consumer spending.  Comparable store sales are defined as net sales for stores that have been open for at least one complete year.

•
Direct sales, which are comprised of sales from our catalog and website operations, for the three and six months ended January 23, 2010 decreased by $20,000 or 0.1% and $1,219,000 or 4.7%, respectively, as compared to the three and six months ended January 24, 2009.  The decrease for the six month period was due to a decrease in traffic resulting from our planned transition to a new search marketing agency during the first quarter ended October 24, 2009.

The following chart sets forth the wholesale division’s net sales for the three and six months ended January 23, 2010 as compared to the three and six months ended January 24, 2009 (in thousands):

	Three Months Ended			Six Months Ended
Net Sales:	January 23, 2010	January 24, 2009	Increase/ (Decrease)	January 23, 2010	January 24, 2009	Increase/ (Decrease)
Walmart	$57	$7,556	$(7,499)	$232	$9,050	$(8,818)
All other U.S. customers	4,200	6,277	(2,077)	9,924	13,621	(3,697)
Total U.S. customers	4,257	13,833	(9,576)	10,156	22,671	(12,515)
Canada	321	331	(10)	516	929	(413)
Total	$4,578	$14,164	$(9,586)	$10,672	$23,600	$(12,928)

The decrease in net sales to Walmart is primarily the result of Walmart shifting its focus to product categories that differ from those Walmart historically purchased from us.  Walmart is also producing its own merchandise for sale to its customers and selecting competing vendors.  We have been working with Walmart to develop products that accommodate these business changes and appeal to Walmart’s customers.  However, we cannot be assured that our sales to Walmart will return to historical levels.  The decrease in sales with all other U.S. customers is the result of a decrease in consumer spending resulting from the challenging macroeconomic environment, as well as our retail customers sourcing and producing merchandise themselves and selecting competing vendors.

The wholesale division’s backlog of open orders by customer as of January 23, 2010 and January 24, 2009 was as follows:

(in thousands, except for percentages)
Customer	Backlog of orders at January 23, 2010	% of total orders	Backlog of orders at January 24, 2009	% of total orders	Increase / (decrease) from prior year	% of Increase / (decrease) from prior year
Walmart	$2,734	34.1%	$1,383	16.3%	$1,351	97.7%
Other	5,059	63.1%	6,773	80.2%	(1,714)	(25.3)%
Total U.S.	7,793	97.2%	8,156	96.5%	(363)	(4.5)%
Canada	226	2.8%	292	3.5%	(66)	(22.6)%
Total	$8,019	100.0%	$8,448	100.0%	$(429)	(5.1)%

The backlog of orders was $8,019,000 as of January 23, 2010 and $8,448,000 as of January 24, 2009.  Orders are booked upon receipt.  Our open order position with Walmart as of January 23, 2010 was $2,734,000 as compared to $1,383,000 as of January 24, 2009.  The open orders for all other U.S. and Canadian customers at January 23, 2010 were $5,285,000 as compared to $7,065,000 at January 24, 2009.  This decrease is the result of a decrease in consumer spending resulting from the challenging macroeconomic environment, as well as our retail customers sourcing and producing merchandise themselves and selecting competing vendors.  Customers not only select different vendors based on product design, the desirability of fabrics and styles, price, quality and reliability of service and delivery, but also on branding capabilities.  We believe that retail customers producing products themselves and selecting vendors with branding capabilities are material trends that could adversely affect our sales in the future.  Accordingly, during the fourth quarter of fiscal year 2009, we developed a branding/product development strategy targeting our wholesale division’s customers.  The new focused product lines are heavily influenced by our retail creative and design teams.  As one of our key strategic initiatives for fiscal year 2010, we will continue to offer product under the wholesale brand name, Cinema Etoile®, as well as develop Frederick’s of Hollywood brand extension opportunities with select wholesale customers.

Gross Profit

	Three Months Ended			Six Months Ended
	January 23,	January 24,	Increase/	January 23,	January 24,	Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Retail gross margin	36.7%	37.7%	(1.0)%	36.0%	37.1%	(1.1)%
Wholesale gross margin	12.2%	27.0%	(14.8)%	20.6%	27.3%	(6.7)%
Total gross margin	34.0%	34.8%	(0.8)%	33.9%	34.7%	(0.8)%

Gross margin (gross profit as a percentage of net sales) for the three and six months ended January 23, 2010 was 34.0% and 33.9%, respectively, as compared to 34.8% and 34.7% for the three and six months ended January 24, 2009, respectively.  The lower total gross margin reflects a lower gross margin for both the retail and wholesale divisions.  The largest contributors to the decrease in gross margin for the retail division were the following:

•
Our product margin was lower by 1.0 percentage point and 0.7 percentage points for the three and six months ended January 23, 2010 as compared to the three and six months ended January 24, 2009, respectively.  The lower product margin was the result of an increase in markdowns and promotions to promote sales.

•
Occupancy costs, which consist of rent, common area maintenance, utilities and real estate taxes, decreased by $124,000 and $386,000 for the three and six months ended January 23, 2010 as compared to the three and six months ended January 24, 2009, respectively; however, as a percentage of sales, occupancy costs increased by 0.2 percentage points for the three and six month periods as a result of lower retail sales.  The decrease in occupancy costs for the three and six months ended January 23, 2010 is primarily attributable to reductions in repair and maintenance costs, real estate consulting fees and negotiated rent reductions.

•
Depreciation decreased by $46,000 and $63,000 for the three and six months ended January 23, 2010 as compared to the three and six months ended January 24, 2009, respectively.  As a percentage of sales, depreciation remained the same for the three and six months ended January 23, 2010 as compared to the three and six months ended January 24, 2009.

•
Freight costs decreased by $140,000 and $270,000 for the three and six months ended January 23, 2010 as compared to the three and six months ended January 24, 2009, respectively.  As a percentage of sales, freight costs decreased by 0.2 percentage points for the three and six months ended January 23, 2010 as compared to the three and six months ended January 24, 2009, respectively. This decrease was primarily due to reductions in Direct sales, a reduction in the number of shipments sent to our stores and a reduction in expedited shipments.

•
Costs associated with our retail distribution center decreased by $100,000 and $128,000 for the three and six months ended January 23, 2010 as compared to the three and six months ended January 24, 2009, respectively.  As a percentage of sales, retail distribution costs decreased by 0.2 percentage points for the three months ended January 23, 2010 as compared to the three months ended January 24, 2009 and remained the same for the six months ended January 23, 2010 as compared to the six months ended January 24, 2009.

The lower gross margin for our wholesale division was the result of lower overall wholesale sales, which increased the percentage of our fixed overhead production costs as they relate to sales, manufacturing inefficiencies at our Philippines manufacturing facility, higher markdown allowances given to our customers and an increase in closeout sales as a percentage of total sales.

Selling, General and Administrative Expenses

(in thousands)	Three Months Ended			Six Months Ended
	January 23, 2010	January 24, 2009	Increase/ (Decrease)	January 23, 2010	January 24, 2009	Increase/ (Decrease)
Retail	$14,661	$14,239	$422	$27,373	$28,431	$(1,058)
Wholesale	2,997	4,014	(1,017)	6,340	8,733	(2,393)
Unallocated corporate executive office	483	559	(76)	981	1,023	(42)
Total	$18,141	$18,812	$(671)	$34,694	$38,187	$(3,493)

Selling, general and administrative expenses for the three months ended January 23, 2010 decreased by $671,000 to $18,141,000 or 43.9% of sales, from $18,812,000 or 35.8% of sales for the three months ended January 24, 2009.  Selling, general and administrative expenses for the six months ended January 23, 2010 decreased by $3,493,000 to $34,694,000 or 44.2% of sales, from $38,187,000 or 40.2% of sales for the six months ended January 24, 2009.

The retail division’s selling, general and administrative expenses increased by $422,000 to $14,661,000 for the three months ended January 23, 2010 from $14,239,000 for the three months ended January 24, 2009.  This increase resulted primarily from the following:

•
Store selling, general and administrative expenses decreased by $217,000, which was primarily due to a decrease in salaries and salary-related costs of $386,000 and lower telephone costs of approximately $120,000, partially offset by a loss on the disposal of telephone equipment of $169,000 and related cancelation fees of $190,000.  The decrease in salaries and salary-related costs is the result of lower store coverage requirements as well as a reduction in head count as compared to the same period in the prior year.  The lower telephone costs were the result of the cancelation of a telephone contract that required us to maintain a more expensive connection between our stores and our retail division corporate office.  As a result of the conversion to the new system, we expect our annual savings to be in excess of $500,000.

•
Direct selling, general and administrative expenses increased by $590,000, primarily as a result of a lawsuit we settled in the prior year related to the unsuccessful launch of a website platform in fiscal year 2008, pursuant to which we received a lump sum cash payment and other non-cash consideration totaling $756,000.  Absent this benefit in the prior year, Direct selling, general and administrative expenses would have decreased by $167,000, which was the result of a decrease in marketing expenses of $301,000 and catalog costs of $127,000, partially offset by an increase in equipment maintenance costs of $156,000 associated with our new website platform.  The decrease in marketing expenses was primarily due to a reduction in search engine fees and affiliate commissions.

The retail division’s selling, general and administrative expenses decreased by $1,058,000 to $27,373,000 for the six months ended January 23, 2010 from $28,431,000 for the six months ended January 24, 2009.  This decrease resulted primarily from the following:

•
Expenses related to the retail division’s overhead decreased by $514,000, which was primarily due to a decrease in salaries and salary related costs of $101,000, which resulted from a reduction in full-time personnel, partially offset by an increase in temporary personnel to fill various positions and a decrease in personnel recruitment of $74,000, which resulted from fewer new hires than in the prior year.

•
Store selling, general and administrative expenses decreased by $214,000, which was primarily due to a decrease in salaries and salary-related costs of $275,000 and lower telephone costs of approximately $109,000, partially offset by a loss on the disposal of telephone equipment of $169,000 and related cancelation fees of $190,000.  The decrease in salaries and salary-related costs is the result of lower coverage requirements as well as a reduction in head count as compared to the same period in the prior year.  The lower telephone costs were the result of the cancelation of a telephone contract that required us to maintain a more expensive connection between our stores and our retail division corporate office.  As a result of the conversion to the new system, we expect our annual savings to be in excess of $500,000.

•
Direct selling, general and administrative expenses decreased by $424,000, primarily as a result of a $982,000 reduction in catalog costs and a $610,000 reduction in marketing expenses.  The reduction in catalog costs was due to a 5% decrease in circulation compared to the same period in the prior year and our roll out of various cost effective alternatives to full size catalog mailings such as postcards, gift guides and more personalized “look books.”  The decrease in marketing expenses was due to lower commissions earned by affiliates and lower search engine fees.  These decreases were partially offset by an increase in equipment maintenance costs of $315,000 associated with our new website platform and as a result of a lawsuit we settled in the prior year related to the unsuccessful launch of a website platform in fiscal year 2008, pursuant to which we received a lump sum cash payment and other non-cash consideration totaling $756,000.

The wholesale division’s selling, general and administrative expenses decreased by $1,017,000 to $2,997,000 for the three months ended January 23, 2010 from $4,014,000 for the three months ended January 24, 2009, and decreased by $2,393,000 to $6,340,000 for the six months ended January 23, 2010 from $8,733,000 for the six months ended January 24, 2009.  This decrease is primarily the result of (1) a $451,000 and $960,000 reduction in salaries and salary-related costs and related benefits of $36,000 and $117,000 for the respective three and six month periods, which resulted from a lower headcount, (2) a $241,000 and $430,000 decrease in shipping-related costs for the respective three and six month periods, which resulted from lower sales and (3) an overall general decrease in selling, general and administrative expenses.

The unallocated expenses related to the corporate executive office decreased by $76,000 to $483,000 for the three months ended January 23, 2010 from $559,000 for the three months ended January 24, 2009, and decreased by $42,000 to $981,000 for the six months ended January 23, 2010 from $1,023,000 for the six months ended January 24, 2009.  These expenses include costs associated with our Chief Executive Officer, Chief Financial Officer and our Board of Directors.

Goodwill Impairment

As our market capitalization was significantly below our book value at January 24, 2009, we performed an impairment analysis.  We determined that the goodwill balances on both the retail and wholesale segments were impaired as a result of our current and future projected financial results due to the poor macroeconomic outlook and a reduction in wholesale business with Walmart.  Accordingly, we recorded a goodwill impairment charge of $19,100,000.  After recognizing the impairment charge, we had no remaining goodwill on our consolidated balance sheet as of January 24, 2009.

Interest Expense, Net

For the three and six months ended January 23, 2010, net interest expense was $589,000 and $950,000, respectively, as compared to $421,000 and $849,000 for the three and six months ended January 24, 2009.  The increases are primarily the result of higher interest rates and financing fees, partially offset by overall lower borrowing levels.

Income Tax Provision

Our income tax provision for the three and six months ended January 23, 2010 and January 24, 2009 primarily represents minimum and net worth taxes due in various states.  Due to the uncertainty of realization in future periods, no tax benefit has been recognized on the net losses for these periods.  Accordingly, a full valuation allowance has been established on the current loss and all net deferred tax assets existing at the end of the period excluding the deferred tax liability related to trademarks, which have an indefinite life.  In addition, the future realization of tax benefits related to certain net operating losses will be subject to limitations under Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

Cash Used in Operations

Net cash used in operating activities for the six months ended January 23, 2010 was $2,739,000, resulting primarily from the following:

•	a net loss of $9,054,000 for the six months ended January 23, 2010;

•	an increase in prepaid expenses and other current assets of $696,000, which was primarily due to an increase in prepaid advertising.

•	an increase in merchandise inventories of $548,000 due to normal seasonal fluctuations in the finished goods inventory levels; and

•
an increase in accounts receivable of $282,000, which was due to higher wholesale sales during the last two months (December and January) of the three months ended January 23, 2010 as compared to the last two months (June and July) of the year ended July 25, 2009;

These decreases in cash flow were partially offset by:

•	an increase in accounts payable and other accrued expenses of $3,436,000, which resulted from normal seasonal fluctuations and extended vendor accommodations;

•	non-cash expenses of $2,782,000 for depreciation and amortization;

•	non-cash expenses of $362,000 for stock-based compensation;

•	non-cash expenses of $224,000 for amortization of deferred rent and tenant allowances; and

•	non-cash accrued interest on long term related party debt of $408,000.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended January 23, 2010 was $458,000, which resulted primarily from purchases of property and equipment for the opening of two new stores during the period as well as other general corporate expenditures.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended January 23, 2010 was $3,102,000, resulting primarily from net borrowings of $1,195,000 under our revolving credit facility and $2,000,000 from our bridge facility.

Revolving Credit and Bridge Facilities

We and our U.S. subsidiaries have a senior credit facility (the “Facility”) with Wells Fargo Retail Finance II, LLC (“Senior Lender”).  The Facility matures on January 28, 2012.

The Facility is for a maximum amount of $50 million comprised of a $25 million line of credit with a $15 million sub-limit for letters of credit, and up to an additional $25 million commitment in increments of $5 million at our option so long as we are in compliance with the terms of the Facility.  The actual amount of credit available under the Facility is determined by using measurements based on our receivables, inventory and other measures.  The Facility is secured by a first priority security interest in our assets.  Interest is payable monthly, in arrears, at interest rates that were increased in connection with the second amendment to the Facility described below.

On November 4, 2008, the borrowers utilized the accordion feature under the Facility to increase the borrowing limit from $25 million to $30 million.  In utilizing the accordion feature, our minimum availability reserve increased by $375,000 (7.5% of the $5,000,000 increase) to $2,250,000 (7.5% of the $30,000,000) and we incurred a one-time closing fee of $12,500.

On September 21, 2009, the Facility was amended to provide for a $2.0 million bridge facility at an annual interest rate of LIBOR plus 10%, to be repaid upon the earlier of December 7, 2009 and the consummation of a financing in which we receive net proceeds of at least $4.9 million.  On October 23, 2009, the Facility was further amended to extend the December 7, 2009 repayment date to August 1, 2010 and to reduce the net proceeds that we are required to receive in a financing to at least $4.4 million (a “Recapitalization Event”).  Our failure to complete a Recapitalization Event by August 1, 2010 will result in a violation of a covenant under the Facility.  If such violation is not waived by the Senior Lender, it will constitute an event of default.

In connection with the September and October amendments, the interest rates on “Base Rate” loans and “LIBOR Rate” loans under the Facility, as amended, were increased as follows:

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

The Facility contains customary representations and warranties, affirmative and restrictive covenants and events of default.  The restrictive covenants limit our ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, dispose of inventory, incur certain lease obligations, make capital expenditures, pay dividends, redeem or repurchase outstanding equity and issue capital stock.  In lieu of financial covenants, fixed charge coverage and overall debt ratios, we also are required to maintain specified minimum availability reserves.  At January 23, 2010, we were in compliance with the Facility’s covenants and minimum availability reserve requirements.

As of January 23, 2010, we had $10,440,000 outstanding under the Facility at a rate of 5.0% and $2,000,000 outstanding under the bridge facility at a rate of 10.25%.  For the six months ended January 23, 2010, borrowings under the Facility (including the bridge facility) peaked at $16,996,000 and the average borrowing during the period was approximately $13,451,000.  In addition, at January 23, 2010, we had $846,000 of outstanding letters of credit under the Facility.

Long Term Debt – Related Party

As of January 23, 2010, we had $13,744,000 of long term debt due to certain funds and accounts affiliated with, managed by, or over which Fursa Alternative Strategies, LLC or any of its affiliates exercises investment authority, including, without limitation, with respect to voting and dispositive rights (collectively, “Fursa”).  This debt is referred to as “Tranche C Debt” and matures on July 28, 2012.  This debt bears interest at the fixed rate of 7% per annum with 1% payable in cash and 6% payable in kind.

The Tranche C Debt is secured by substantially all of our assets and is second in priority to the Facility.  The Tranche C Debt contains customary representations and warranties, affirmative and restrictive covenants and events of default substantially similar to, and no more restrictive than, those contained in the Facility.  At January 23, 2010, the Company was in compliance with the covenants contained in the term loan agreement, as amended, governing the Tranche C Debt.

On February 1, 2010, we entered into a Debt Exchange and Preferred Stock Conversion Agreement as discussed in “Debt Exchange and Preferred Stock Conversion” below and in Note 1 included in the Notes to the consolidated financial statements contained elsewhere in this report.

Preferred Stock

We have 3,629,325 shares of Series A 7.5% Convertible Preferred Stock outstanding which is owned by Fursa.  The Series A Preferred Stock is convertible at any time at the option of the holders into an aggregate of 1,512,219 shares of common stock, subject to adjustment.  As of January 23, 2010, we had accrued dividends of $1,126,000.  For a more detailed description of the Series A Preferred Stock, see Note 6, “Financing,” included in the Notes to the consolidated financial statements contained elsewhere in this report.

On February 1, 2010, we entered into a Debt Exchange and Preferred Stock Conversion Agreement as discussed in “Debt Exchange and Preferred Stock Conversion” below and in Note 1 included in the Notes to the consolidated financial statements contained elsewhere in this report.

Debt Exchange and Preferred Stock Conversion

On February 1, 2010, we entered into a Debt Exchange and Preferred Stock Conversion Agreement (“Exchange and Conversion Agreement”) with Fursa to exchange the Tranche C Debt, together with all accrued interest, and to convert the Series A Preferred Stock, together with accrued dividends, for a number of shares of common stock equal to 50% of the aggregate value of the Tranche C Debt (including accrued interest) and the Series A Preferred Stock (including accrued dividends) as of the closing date of the transaction divided by $1.3319 (the “Conversion Price”).  Upon the closing of the transaction, we will also issue to Fursa three, five and seven-year warrants, each to purchase 500,000 shares of common stock (for an aggregate of 1,500,000 shares of common stock) at exercise prices of 150%, 175% and 200% of the Conversion Price, respectively, but not less than the closing price of our common stock on the closing of the transaction.  For a more detailed description of the Exchange and Conversion Agreement, see Note 1 included in the Notes to the consolidated unaudited financial statements contained elsewhere in this report.

The consummation of the transaction is subject to shareholder approval.  We anticipate holding our annual meeting of shareholders during the fourth fiscal quarter of 2010 and expect to consummate the transaction as soon as practicable once shareholder approval is obtained.  Together with the warrants and the shares of common stock that Fursa will receive at the closing, Fursa’s aggregate beneficial ownership of our common stock will increase from approximately 36% to approximately 51%.  Based on the terms of the Exchange and Conversion Agreement, as of January 23, 2010, a total of $22,587,000 in Tranche C Debt (including accrued interest) and Series A Preferred Stock (including accrued dividends) will be converted into approximately 8,479,240 shares of common stock.  This transaction will not constitute a Recapitalization Event under the Facility.

Future Financing Requirements

For the six months ended January 23, 2010, our working capital decreased by $6,386,000 to ($9,180,000), primarily due to our loss from operations.  Our Facility does not contain any working capital covenants and we are in compliance with our minimum availability reserve requirements.  However, our business continues to be affected by limited working capital and it is critical to our business that we meet our projected operating cash flows.  We plan to continue to carefully manage our working capital and look for ways to improve our working capital position.

We believe that the available borrowings under the Facility, along with our projected operating cash flows, will be sufficient to cover our working capital requirements and capital expenditures through the end of fiscal year 2010.  In September and October 2009, the Facility was amended to provide for a $2.0 million bridge facility to be repaid upon the earlier of August 1, 2010 and the consummation of a Recapitalization Event.  Unless we consummate a Recapitalization Event by August 1, 2010, we will be in violation of a covenant under the Facility.  If such violation is not waived by the Senior Lender, it will constitute an event of default.  We are actively seeking to obtain additional financing in order to comply with the requirements of the Facility.  There can be no assurance that we will be able to consummate a Recapitalization Event and repay the bridge facility as required under the Facility or, if these events do not occur, that the Senior Lender will continue the Facility.

We expect that our capital expenditures for fiscal year 2010 will be less than $2,200,000, primarily for new store openings and remodelings, improvements to our information technology systems and other general corporate expenditures.

Off Balance Sheet Arrangements

We are not a party to any material off-balance sheet financing arrangements except relating to open letters of credit as described in Note 6, “Financing,” included in the Notes to the consolidated unaudited financial statements contained elsewhere in this report, and Note 10 to the consolidated audited financial statements included in our Annual Report on Form 10-K for the year ended July 25, 2009.

Effect of New Accounting Standards

See Note 3, “Effect of New Accounting Standards,” included in the Notes to the consolidated unaudited financial statements contained elsewhere in this report for a discussion of recent accounting developments and their impact on our consolidated financial statements.  None of the new accounting standards are anticipated to materially impact us.

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

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

We are exposed to interest rate risk associated with our Facility and bridge facility.  As of January 23, 2010, we had $10,440,000 outstanding under the Facility and $2,000,000 outstanding under the bridge facility. Interest accrues on outstanding borrowings under the Facility at an agreed to reference rate, which was, at our election, either the Wells Fargo prime rate plus 1.75 basis points (5.0% at January 23, 2010) or LIBOR plus 300 basis points.  Interest accrues on outstanding borrowings under the bridge facility at an annual interest rate of LIBOR plus 10% (10.25% as of January 23, 2010).  For the six months ended January 23, 2010, borrowings under the Facility (including the bridge facility) peaked at $16,996,000 and the average borrowing during the period was approximately $13,451,000.  An increase in the interest rate of 100 basis points would have increased the interest on the Facility and bridge facility borrowings by approximately $67,000 for the six months ended January 23, 2010.

Foreign Currency Risks

We enter into a significant amount of purchase obligations outside of the United States, all of which are negotiated and settled in U.S. dollars.  Therefore, on our current open purchase order position we have no exposure to foreign currency exchange risks.  However, significant fluctuations in foreign currency rates would have an impact on our future purchases.

ITEM 4. – CONTROLS AND PROCEDURES

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 23, 2010.  Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

During the three months ended January 23, 2010, there were no changes made in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1*
Amended and Restated Financing Agreement dated as of January 28, 2008 by and among the Company and certain of its Subsidiaries, as Borrowers, the financial institutions from time to time party thereto and Wells Fargo Retail Finance II, LLC, as the Arranger and Agent (“Wells Fargo Financing Agreement”)

10.2	First Amendment, dated as of September 9, 2008, to the Wells Fargo Financing Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K dated September 21, 2009 and filed on September 23, 2009)

10.3
Second Amendment, dated as of September 21, 2009, to the Wells Fargo Financing Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K dated September 21, 2009 and filed on September 23, 2009)

10.4
Third Amendment, dated as of October 23, 2009, to the Wells Fargo Financing Agreement (incorporated by reference to Exhibit 10.24 to Form 10-K for the fiscal year ended July 25, 2009 and filed on October 23, 2009)

10.5*
Tranche A/B and Tranche C Term Loan Agreement, dated as of June 30, 2005, by and among Frederick’s of Hollywood, Inc., FOH Holdings, Inc., Frederick’s of Hollywood Stores, Inc., Fredericks.com, Inc., Hollywood Mail Order, LLC, the lending institutions listed as Tranche A/B lenders, the lending institutions listed as Tranche C lenders, and Fursa Alternative Strategies LLC, as agent and collateral agent for the lenders (the “Term Loan Agreement”)

10.6*	Amendment No. 1, dated July 20, 2005, to the Term Loan Agreement

10.7*	Amendment No. 2, dated November 23, 2005, to the Term Loan Agreement

10.8*	Amendment No. 3, dated as of January 28, 2008, to the Term Loan Agreement

31.1*	Certification by Chief Executive Officer and Principal Executive Officer

31.2*	Certification by Chief Financial Officer and Principal Accounting Officer

32*	Section 1350 Certification

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FREDERICK’S OF HOLLYWOOD GROUP INC.

Date: March 8, 2010	By:	/s/ Thomas J. Lynch
THOMAS J. LYNCH
Chief Executive Officer and
Principal Executive Officer

Date: March 8, 2010	By:	/s/ Thomas Rende
THOMAS RENDE
Chief Financial Officer and
Principal Accounting Officer