Form 10-Q
period 2010-04-24
FREDERICK'S OF HOLLYWOOD GROUP INC /NY/
filed 2010-06-08
CIK 93631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 24, 2010

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

Yes  ☐     No  ☒

The number of common shares outstanding on June 8, 2010 was 38,118,199.

FREDERICK’S OF HOLLYWOOD GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page
PART I.	Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at April 24, 2010 (Unaudited) and July 25, 2009 (Audited)	3

	Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended April 24, 2010 and April 25, 2009	4

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended April 24, 2010 and April 25, 2009	5

	Notes to Consolidated Unaudited Financial Statements	6 – 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29 – 30

PART II.	Other Information

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 6.	Exhibits	30

Signatures		31

PART  I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED  BALANCE SHEETS
(In Thousands, Except Share Data)

	April 24,	July 25,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,026	$555
Accounts receivable	6,487	2,643
Income tax receivable	75	172
Merchandise inventories	18,830	21,836
Prepaid expenses and other current assets	2,062	2,543
Deferred income tax assets	2,292	3,117
Total current assets	30,772	30,866
PROPERTY AND EQUIPMENT, Net	17,605	20,663
INTANGIBLE AND OTHER ASSETS	25,461	26,108
TOTAL ASSETS	$73,838	$77,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit and bridge facilities	$11,282	$9,245
Accounts payable and other accrued expenses	22,328	22,723
Deferred revenue from gift cards	1,820	1,692
Total current liabilities	35,430	33,660

DEFERRED RENT AND TENANT ALLOWANCES	5,106	4,707
LONG TERM DEBT – related party	13,944	13,336
OTHER	84	16
DEFERRED INCOME TAX LIABILITIES	11,328	12,153
TOTAL LIABILITIES	65,892	63,872

PREFERRED STOCK, $.01 par value – authorized, 10,000,000 shares at April 24, 2010 and July 25, 2009; issued and outstanding 3,629,325 shares of Series A preferred stock at April 24, 2010 and July 25, 2009	7,500	7,500

COMMITMENTS AND CONTINGENCIES (NOTE 8)	-	-

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value – authorized, 200,000,000 shares at April 24, 2010 and July 25, 2009; issued and outstanding 29,336,709 shares at April 24, 2010 and 26,394,158 shares at July 25, 2009	293	263
Additional paid-in capital	63,695	60,444
Accumulated deficit	(63,472)	(54,375)
Accumulated other comprehensive loss	(70)	(67)
TOTAL SHAREHOLDERS’ EQUITY	446	6,265
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$73,838	$77,637

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	April 24,	April 25,	April 24,	April 25,
	2010	2009	2010	2009

Net sales	$43,391	$46,766	$121,920	$141,847
Cost of goods sold, buying and occupancy	25,956	28,915	77,848	91,025
Gross profit	17,435	17,851	44,072	50,822
Selling, general and administrative expenses	16,615	19,459	51,309	57,646
Goodwill impairment	-	-	-	19,100
Operating income (loss)	820	(1,608)	(7,237)	(25,924)
Interest expense, net	447	337	1,397	1,186
Income (loss) before income tax provision	373	(1,945)	(8,634)	(27,110)
Income tax provision	23	24	70	65
Net income (loss)	350	(1,969)	(8,704)	(27,175)
Less: Preferred stock dividends	132	151	393	432
Net income (loss) applicable to common shareholders	$218	$(2,120)	$(9,097)	$(27,607)

Basic net income (loss) per share	$0.01	$(0.08)	$(0.34)	$(1.05)
Diluted net income (loss) per share	$0.01	$(0.08)	$(0.34)	$(1.05)

Weighted average shares outstanding – basic	27,642	26,343	26,820	26,235

Weighted average shares outstanding – diluted	27,835	26,343	26,820	26,235

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED  STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)
	Nine Months Ended
	April 24, 2010	April 25, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,704)	$(27,175)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Goodwill impairment	-	19,100
Depreciation and amortization	4,060	4,436
Provision for sales allowances and doubtful accounts	(100)	(296)
Issuance of common stock for directors’ fees	45	39
Stock-based compensation expense	493	637
Amortization of deferred financing costs	138	34
Noncash accrued interest on long term debt – related party	608	575
Amortization of deferred rent and tenant allowances	292	543
Loss on disposal of property and equipment	180	59
Changes in operating assets and liabilities:
Accounts receivable	(3,731)	1,908
Merchandise inventories	3,006	996
Prepaid expenses and other current assets	481	746
Income tax receivable	97	(43)
Other assets	129	13
Accounts payable and other accrued expenses	(914)	458
Deferred revenue from gift cards	128	141
Tenant improvements allowances	94	575
Net cash provided by (used in) operating activities	(3,698)	2,746
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(505)	(3,682)
Net cash used in investing activities	(505)	(3,682)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving line of credit	37	893
Proceeds on bridge facility	2,000	-
Repayment of capital lease obligation	(31)	(45)
Proceeds from sale of common stock	3,052	-
Cash paid for issuance costs	(309)	-
Payment of deferred financing costs	(75)	-
Net cash provided by financing activities	4,674	848
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	471	(88)
CASH AND CASH EQUIVALENTS:
Beginning of period	555	791
End of period	$1,026	$703
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$578	$549
Taxes	$55	$37

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	Interim Financial Statements

In the opinion of Frederick’s of Hollywood Group Inc. (the “Company”), the accompanying consolidated unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of April 24, 2010 and the results of operations and cash flows for the nine months ended April 24, 2010 and April 25, 2009.

The consolidated unaudited financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company’s year-end financial statements.  The July 25, 2009 consolidated balance sheet is from the Company’s audited financial statements.  The results of operations for the three and nine months ended April 24, 2010 are not necessarily indicative of the results to be expected for the full year.  This Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended July 25, 2009 included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 23, 2009.

In September and October 2009, the Company’s senior revolving credit facility (the “Facility”) with Wells Fargo Retail Finance II, LLC (“Senior Lender”) was amended to provide for a $2.0 million bridge facility to be repaid upon the earlier of August 1, 2010 and the consummation of one or more financings in which the Company receives net proceeds of at least an aggregate of $4.4 million (a “Recapitalization Event”).  On March 16, 2010, the Company sold 2,907,051 shares of common stock in a private placement (“Private Placement”) to accredited investors, raising net proceeds of approximately $2.7 million (see Note 7).  Unless the Company raises the remaining approximately $1.7 million to complete a Recapitalization Event by August 1, 2010, the Company will be in violation of a covenant under the Facility.  If such violation is not waived by the Senior Lender, it will constitute an event of default under the Facility whereby the Senior Lender will have the right to terminate the Facility and declare all outstanding amounts under the Facility immediately due and payable.  There can be no assurance that the Company will be able to consummate a Recapitalization Event and repay the bridge facility as required under the Facility or, if these events do not occur, that the Senior Lender will continue the Facility.  If the Company cannot raise funds on acceptable terms when needed or if the Senior Lender does not continue the Facility, the Company may be required to curtail operations significantly and seek alternative financing in order to continue as a going concern.  See Note 6.

The Company has evaluated subsequent events through the date the financial statements were issued.  The following events described below and in Note 8 took place which requires disclosure:

On May 18, 2010, the Company completed the transactions contemplated by the Debt Exchange and Preferred Stock Conversion Agreement, dated as of February 1, 2010 (“Exchange and Conversion Agreement”), with accounts and funds managed by and/or affiliated with Fursa Alternative Strategies LLC (collectively, “Fursa”), the former holders of the Company’s long term debt – related party (the “Tranche C Debt”) and Series A Preferred Stock and one of the Company’s largest shareholders.

At the closing, the Company issued to Fursa an aggregate of 8,664,373 shares of common stock upon exchange of approximately $14.3 million of outstanding Tranche C Debt and accrued interest, and conversion of approximately $8.8 million of Series A Preferred Stock, including accrued dividends, at an effective price of approximately $2.66 per share.  This transaction will result in annual savings of approximately $1,562,000 of interest and dividends.  This transaction did not constitute a Recapitalization Event under the Facility.

The Company also issued to Fursa three, five and seven-year warrants, each to purchase 500,000 shares of common stock (for an aggregate of 1,500,000 shares of common stock) at exercise prices of $2.00, $2.33 and $2.66 per share, respectively.  The warrants are exercisable for cash or on a cashless basis, at Fursa’s option.  At any time after the first anniversary of the issuance date, the Company may redeem the warrants, in whole but not in part, upon not less than 20 business days’ written notice to Fursa, at a redemption price of $0.01 per share, if the last sale price of the common stock is at least 200% of the exercise price of the warrants for 10 consecutive trading days ending on the day prior to the date on which notice of redemption is given to Fursa.  Following the transaction, Fursa’s aggregate beneficial ownership of the Company’s common stock increased from approximately 33% to approximately 47%.

As a result of the transaction, the balance sheet effect was an increase to shareholders’ equity of approximately $23.0 million.  The following unaudited pro forma balance sheet gives effect to the transactions contemplated by the Exchange and Conversion Agreement as if they had occurred on April 24, 2010 and includes accrued interest of $294,000 on the Tranche C Debt and $1,258,000 of accrued dividends related to the Series A Preferred Stock, which are included in current liabilities.

	April 24, 2010
	Actual	Unaudited Pro Forma Adjustments	Pro Forma
Total assets	$73,838	$-	$73,838

Current liabilities	$35,430	(1,552)	33,878
Long term debt – related party	13,944	(13,944)	-
Other long term liabilities	16,518	-	16,518
Preferred stock	7,500	(7,500)	-
Shareholders’ equity	446	22,996	23,442
Total liabilities and shareholders’ equity	$73,838	$-	$73,838

2.	Summary of Significant Accounting Policies

Revenue Recognition – The Company records revenue at the point of sale for retail stores (“Stores”), at the time of estimated receipt by the customer for catalog and website sales (referred to collectively as “Direct”), and at the time of shipment to its wholesale customers.  Outbound shipping charges billed to customers are included in net sales.  The Company records an allowance for estimated returns from its retail customers in the period of sale based on prior experience.  At April 24, 2010 and July 25, 2009, the allowance for estimated returns from the Company’s retail customers was $927,000 and $947,000, respectively.  If actual returns are greater than expected, additional sales allowances may be recorded in the future.  Retail sales are recorded net of sales taxes collected from customers at the time of the transaction.

The Company records other revenues for shipping revenues, as well as for commissions earned on direct sell-through programs, on a net basis as the Company acts as an agent on behalf of the related vendor.  For the three months ended April 24, 2010 and April 25, 2009, total other revenues recorded in net sales in the accompanying consolidated statements of operations were $2,453,000 and $2,638,000, respectively.  For the nine months ended April 24, 2010 and April 25, 2009, total other revenues recorded in net sales in the accompanying consolidated statements of operations were $6,480,000 and $7,149,000, respectively.

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

Accounts Receivable/Allowance for Doubtful Accounts and Sales Discounts – The Company’s accounts receivable is comprised primarily of the retail segment’s amounts due from commercial credit card companies and the wholesale segment’s trade receivables.  Credit card receivables of $1,217,000 and $1,156,000 at April 24, 2010 and July 25, 2009, respectively, represent amounts due from commercial credit card companies, such as Visa, MasterCard and American Express, which are generally received within a few days of the related transactions.  The Company’s trade accounts receivable is net of allowance for doubtful accounts and sales discounts.  An allowance for doubtful accounts is determined through the analysis of the aging of accounts receivable at the date of the financial statements.  An assessment of the accounts receivable is made based on historical trends and an evaluation of the impact of economic conditions.  This amount is not significant, primarily due to the Company’s history of minimal bad debts.  An allowance for sales discounts is based on discounts relating to open invoices where trade discounts have been extended to customers, costs associated with potential returns of products, as well as allowable customer markdowns and operational charge backs, net of expected recoveries.  These allowances are included as a reduction to net sales and are part of the provision for allowances included in accounts receivable.  The foregoing results from seasonal negotiations and historic deduction trends, net of expected recoveries and the evaluation of current market conditions. As of April 24, 2010 and July 25, 2009, the wholesale accounts receivable was net of allowances of $533,000 and $633,000, respectively.  The wholesale accounts receivable as of April 24, 2010, net of the $533,000 allowance, was $5,654,000 and as of July 25, 2009, net of the $633,000 allowance, was $1,263,000.  The Company believes its allowance for doubtful accounts and sales discounts to be appropriate, and actual results should not differ materially from those determined using necessary estimates.  However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Also, if market conditions were to worsen, management may take actions to increase customer incentive offerings, possibly resulting in an incremental allowance at the time the incentive is offered.

Merchandise Inventories – Store inventories are valued at the lower of cost or market using the retail inventory first-in, first-out (“FIFO”) method, and wholesale and Direct inventories are valued at the lower of cost or market, on an average cost basis that approximates the FIFO method.  Freight costs are included in inventory and vendor promotional allowances are recorded as a reduction in inventory cost.  These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations and gross margins.  Markdowns are recorded when the sales value of the inventory has diminished.  Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends.  Additionally, the Company reserves for planned but unexecuted markdowns as well as estimated amounts equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and the age of the inventory.  If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.  Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Inventory reserves were $757,000 at April 24, 2010 and $1,557,000 at July 25, 2009.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit.  Direct-response advertising consists primarily of product catalogs of FOH Holdings’ mail order subsidiary.  The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally six months.  The realization of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future net revenues.  Direct-response advertising costs of $1,507,000 and $1,751,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at April 24, 2010 and July 25, 2009, respectively.  The Company believes that it appropriately determines the expected period of future benefit as of the date of its consolidated financial statements.  However, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.

Impairment of Long-Lived Assets – The Company reviews long-lived assets, including property and equipment and its amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows.  The Company reviews its indefinite lived intangible assets for impairment annually and in between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred.  If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets.  Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairments may be required.  No impairment was recorded for the nine months ended April 24, 2010 and April 25, 2009 related to these long lived assets.

The Company previously had goodwill, which represented the portion of the purchase price that could not be attributed to specific tangible or identified intangible assets recorded in connection with purchase accounting.  At January 24, 2009, since the Company’s market capitalization was significantly below its book value, the Company performed an impairment analysis and determined that the goodwill balances on both the retail and wholesale segments were impaired as a result of its current and future projected financial results due to the poor macroeconomic outlook and a reduction in wholesale business with Wal-Mart Stores, Inc. (“Walmart”).  Accordingly, the Company recorded a goodwill impairment charge of $19,100,000.  After recognizing the impairment charge, the Company has no remaining goodwill on its consolidated balance sheet as of January 24, 2009.

Accounting for Stock-Based Compensation – The Company measures and recognizes compensation expense for all share-based payment awards to employees and directors based on estimated fair values on the grant date.  The Company recognizes the expense on a straight-line basis over the requisite vesting period.

The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.  The following assumptions were used for options granted during the nine months ended April 24, 2010 and April 25, 2009:

	Nine Months Ended
	April 24,	April 25,
	2010	2009

Risk-free interest rate	3.00% - 3.04%	1.99% - 3.34%
Expected life (years)	7	5 – 7
Expected volatility	79%	60 – 72%
Dividend yield	0.0%	0.0%

During the nine months ended April 24, 2010, the Company granted to four of its employees options to purchase an aggregate of 87,500 shares of common stock under the 2000 Performance Equity Plan.  Options to purchase 37,500 shares are exercisable at $1.16 per share and vest 20% each year over five years.  Options to purchase 50,000 shares are exercisable at $1.12 per share and vest 20% each year over five years.

During the nine months ended April 25, 2009, the Company granted to two of its officers and certain other employees options to purchase an aggregate of 127,500 shares of common stock under the 2000 Performance Equity Plan and 360,000 shares of common stock under the 1988 Non-Qualified Stock Option Plan.  These options are identified as follows:

Number of Options	Exercise Price	Vesting Period

120,000	$0.38	immediately vested
25,000	$0.96	in full after six months
25,000	$0.37	monthly over six months
240,000	$0.38	50% at January 2, 2010 and 50% at January 2, 2011
57,500	$0.87	20% each year over 5 years
20,000	$0.17	20% each year over 5 years

Income Taxes – Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in the Company’s financial statements and income tax returns.  The Company provides a valuation allowance for deferred income tax assets when it is considered more likely than not that all or a portion of such deferred income tax assets will not be realized.  Due to the Company’s merger with FOH Holdings, Inc. in January 2008, the Company underwent a change in control under Section 382 of the Internal Revenue Code and, therefore, certain pre-merger net operating loss carry-forwards are limited for future utilization.

Fair Value of Financial Instruments – The Company believes the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and the bridge facility approximate fair value due to their short maturity.  The carrying amount of the revolving line of credit approximates fair value, as these borrowings have variable rates that reflect currently available terms and conditions for similar debt.  The Company did not estimate the fair value of the Tranche C Debt and Series A Preferred Stock owed to Fursa because (i) these related party instruments were not traded and, therefore, no quoted market prices existed upon which to base an estimate of fair value and (ii) there were no readily determinable similar instruments on which to base an estimate of fair value.  In addition, the Company believed that the long term relationship it has developed and maintained with Fursa and the accommodations that the Company has received from Fursa were factors that also contribute to the impracticality in estimating fair value. See Note 1.

Supplemental Disclosure of Noncash Financing Transactions – During the nine months ended April 24, 2010, the Company acquired equipment through a capital lease for $167,000. Also, during the nine months ended April 24, 2010 and April 25, 2009, the Company accrued dividends of $393,000 and $432,000, respectively, on its Series A Preferred Stock.

The Company did not have any outstanding accounts payable and accrued expenses related to purchases of property and equipment at April 24, 2010 and had outstanding accounts payable and accrued expenses related to purchases of property and equipment of $20,000, $163,000 and $248,000 at July 25, 2009, April 25, 2009 and July 26, 2008, respectively.

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

In December 2007, the FASB issued new accounting and disclosure guidance related to noncontrolling interests in a subsidiary.  This new guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company’s adoption of this new guidance, effective July 26, 2009, did not have a material impact on the Company’s consolidated financial statements.

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

4.	Merchandise Inventories

Merchandise inventories consist of the following (in thousands):

	April 24,	July 25,
	2010	2009
Raw materials	$849	$1,457
Work-in process	356	249
Finished goods	17,625	20,130
	$18,830	$21,836

5.	Net Income (Loss) Per Share

Basic net income (loss) per share has been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares outstanding.  Diluted net income (loss) per share has been computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares outstanding and common share equivalents.  The Company’s calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended				Nine Months Ended
	April 24,		April 25,		April 24,		April 25,
	2010		2009		2010		2009

Net income (loss)	$218	(a)	$(2,120	)(b)	$(9,097	)(c)	$(27,607	)(d)

BASIC:
Basic weighted average number of shares outstanding	27,642		26,343		26,820		26,235

Basic net income (loss) per share	$0.01		$(0.08)		$(0.34)		$(1.05)

DILUTED:
Basic weighted average number of shares outstanding	27,642		26,343		26,820		26,235
Shares issuable upon conversion of stock options	193		-		-		-
Total average number of equivalent shares outstanding	27,835		26,343		26,820		26,235

Diluted net income (loss) per share	$0.01		$(0.08)		$(0.34)		$(1.05)

(a)	Net of Series A preferred stock dividends of $132.
(b)	Net of Series A preferred stock dividends of $151.
(c)	Net of Series A preferred stock dividends of $393.
(d)	Net of Series A preferred stock dividends of $432.

For the nine months ended April 24, 2010, 213,000 potentially dilutive shares ranging in price from $0.17 to $1.56 per share were not included in the computation of diluted net loss per share since their effect would have been anti-dilutive.

For the three and nine months ended April 25, 2009, 5,000 and 2,000 potentially dilutive shares at a price of $0.17 per share were not included in the computation of diluted net loss per share since their effect would have been anti-dilutive.

For the nine months ended April 24, 2010, there were 1,658,000 shares of common stock issuable upon exercise of stock options, 3,179,000 shares of common stock issuable upon the exercise of warrants and 1,623,000 shares of common stock issuable upon the conversion of the Company’s Series A Preferred Stock that also were not included in the computation of diluted net loss per share since the respective exercise and conversion prices of these instruments exceeded the average market price of the common stock during the respective periods.

For the nine months ended April 25, 2009 there were 2,514,000 shares of common stock issuable upon exercise of stock options, 598,000 shares of common stock issuable upon the exercise of warrants and 1,512,000 shares of common stock issuable upon the conversion of the Company’s Series A Preferred Stock that also were not included in the computation of diluted net loss per share since the respective exercise and conversion prices of these instruments exceeded the average market price of the common stock during the respective periods.

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

On September 21, 2009, the Facility was amended to provide for a $2.0 million bridge facility at an annual interest rate of LIBOR plus 10%, to be repaid upon the earlier of December 7, 2009 and the consummation of a financing in which the Company receives net proceeds of at least $4.9 million. On October 23, 2009, the Facility was further amended to extend the December 7, 2009 repayment date to August 1, 2010 and to reduce the net proceeds that the Company is required to receive in the Recapitalization Event to an aggregate of $4.4 million.  On March 16, 2010, the Company sold 2,907,051 shares of common stock in the Private Placement to accredited investors, raising net proceeds of approximately $2.7 million (see Note 7).  Unless the Company raises the remaining approximately $1.7 million to complete a Recapitalization Event by August 1, 2010, the Company will be in violation of a covenant under the Facility.  If such violation is not waived by the Senior Lender, it will constitute an event of default.

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

The fee on any unused portion of the Facility was also increased from 25 basis points to 50 basis points.  In addition, upon a Recapitalization Event, the applicable percentages used in calculating the borrowing base under the Facility will be reduced.  Although the Company’s sale of common stock in the Private Placement described in Note 7 did not constitute a Recapitalization Event, these percentages were reduced following the closing of the Private Placement on March 16, 2010.

In connection with the amendments to the Facility, the Company incurred a one-time amendment fee of $150,000, one half of which has been paid and the remainder will be paid upon the Recapitalization Event.  All other material terms of the Facility remain unchanged.

As of April 24, 2010, the Company had (i) $1,282,000 outstanding under the Facility at a Base Rate of 5.0%, (ii) $8,000,000 outstanding under the Facility at a LIBOR Rate of 3.25% and (iii) $2,000,000 outstanding under the bridge facility at a rate of 10.25%.  For the nine months ended April 24, 2010, borrowings under the Facility (including the bridge facility) peaked at $16,996,000 and the average borrowing during the period was approximately $12,625,000.  In addition, at April 24, 2010, the Company had $1,112,000 of outstanding letters of credit under the Facility.

As of April 25, 2009, the Company had $11,986,000 outstanding under the Facility at a rate of 3.0%.  For the nine months ended April 25, 2009, borrowings under the Facility peaked at $26,386,000 and the average borrowing during the period was approximately $15,771,000.  In addition, at April 25, 2009, the Company had $1,808,000 of outstanding letters of credit under the Facility.

The Facility contains customary representations and warranties, affirmative and restrictive covenants and events of default.  The restrictive covenants limit the Company’s ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, dispose of inventory, incur certain lease obligations, make capital expenditures, pay dividends, redeem or repurchase outstanding equity and issue capital stock.  In lieu of financial covenants, fixed charge coverage and overall debt ratios, the Company also is required to maintain specified minimum availability reserves. At April 24, 2010, the Company was in compliance with the Facility’s covenants and minimum availability reserve requirements.

Long Term Debt – Related Party

As of April 24, 2010, the Company and its U.S. subsidiaries had the Tranche C Debt in the amount of $13,944,000 due to Fursa.  The Tranche C Debt was scheduled to mature on July 28, 2012 and bore interest at the fixed rate of 7% per annum with 1% payable in cash and 6% payable in kind.

The Tranche C Debt was secured by substantially all of the Company’s assets and was second in priority to the Facility.  The Tranche C Debt contained customary representations and warranties, affirmative and restrictive covenants and events of default substantially similar to, and no more restrictive than, those contained in the Facility.  At April 24, 2010, the Company was in compliance with the covenants contained in the term loan agreement, as amended, governing the Tranche C Debt.

On May 18, 2010, the Company consummated the transactions contemplated by the Exchange and Conversion Agreement with Fursa, pursuant to which the entire Tranche C Debt and accrued interest was exchanged for shares of the Company’s common stock as described in Note 1.

Preferred Stock

As of April 24, 2010, the Company had 3,629,325 shares of Series A 7.5% Convertible Preferred Stock outstanding, which are owned by Fursa.  The Series A Preferred Stock was convertible at any time at Fursa’s option into an aggregate of 1,622,682 shares of common stock, subject to adjustment (see Note 7).  As of April 24, 2010, the Company had accrued dividends of $1,258,000.

On May 18, 2010, the Company consummated the transactions contemplated by the Exchange and Conversion Agreement with Fursa, pursuant to which all of the Series A Preferred Stock and accrued dividends were converted into shares of the Company’s common stock as described in Note 1.

7.	Unregistered Sale of Equity Securities

On March 16, 2010, the Company completed the Private Placement to accredited investors of 2,907,051 shares of common stock at $1.05 per share, raising total gross proceeds of approximately $3,052,000.  The investors in the Private Placement also received two-and-a-half year Series A warrants to purchase up to an aggregate of 1,162,820 shares of common stock at an exercise price of $1.25 per share, and five-year Series B warrants to purchase up to an aggregate of 1,162,820 shares of common stock at an exercise price of $1.55 per share. Both warrants become exercisable on the six-month anniversary of the closing date. Each of the Series A and Series B warrants are callable for $0.01 per warrant commencing 30 days after their initial exercise date if the Company’s stock price exceeds $2.25 per share and $3.10 per share, respectively, for seven consecutive trading days and the average daily volume during such period exceeds 100,000 shares per trading day. Additionally, the Series B warrants may be exercised by the holders on a cashless basis.

Avalon Securities Ltd. (“Avalon”) acted as placement agent in the transaction.  Upon the closing, the Company paid Avalon approximately $198,000 in cash commissions and issued to Avalon and its designees warrants to purchase an aggregate of 218,030 shares of common stock at an exercise price of $1.21 per share.  Except for the exercise price, these warrants are identical to the Series B warrants issued to investors in the Private Placement.  In addition, the Company paid approximately $111,000 in other fees related to the Private Placement, $41,000 of which was paid to Avalon in consulting fees.

As discussed in Note 6, the Company is required to repay its $2.0 million bridge facility with the Senior Lender upon the earlier of August 1, 2010 and the consummation of a Recapitalization Event. As the Private Placement did not constitute a Recapitalization Event, the Company was not required to use the proceeds from the Private Placement to repay the bridge facility. However, following the closing of the Private Placement, the percentages used in calculating the borrowing base under the Facility were reduced.

As a result of the Private Placement, pursuant to the anti-dilution adjustment provisions contained in the Company’s Amended and Restated Certificate of Incorporation governing the terms of the Series A Preferred Stock, the number of shares of common stock issuable upon conversion of the Series A Preferred Stock was increased from 1,512,219 shares to 1,622,682 shares.  Additionally, pursuant to the anti-dilution adjustment provisions contained in the warrants issued to Fursa and Tokarz Investments, LLC in connection with the Company’s merger with FOH Holdings, Inc., the number of shares of common stock issuable upon exercise of such warrants was increased from an aggregate of 596,592 shares to an aggregate of 635,076 shares and the exercise price of such warrants was decreased from $3.52 per share to $3.31 per share.

8.	Commitments and Contingencies

Employment Agreement – On June 1, 2010, the Company entered into an employment agreement with the Company’s Chief Financial Officer for a three year term until June 1, 2013 at a base salary of $310,000 per year.  Future commitments through the fiscal year ending July 27, 2013 total $930,000.

Legal Matters – The Company is involved from time to time in litigation incidental to its business.  The Company believes that the outcome of such litigation will not have a material adverse effect on its results of operations or financial condition.

9.	Segments

The Company has two reportable segments – retail and wholesale.  Each segment primarily sells women’s intimate apparel through different distribution channels.  The retail segment sells products through the Company’s retail stores, as well as its catalog and e-commerce website.  The retail segment sells products purchased from the Company’s outside suppliers and from the wholesale segment.  The wholesale segment is engaged in the design, manufacture, distribution and sale of women’s intimate apparel to mass merchandisers, specialty and department stores, discount retailers, national and regional chains and direct mail catalog marketers throughout the United States and Canada.  Canadian sales represented approximately 4% and 3% of wholesale net sales for the nine months ended April 24, 2010 and April 25, 2009, respectively.

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

Net sales, operating income (loss) and total assets for each segment are as follows:

($ in thousands)	Three Months Ended		Nine Months Ended
	April 24,	April 25,	April 24,	April 25,
	2010	2009	2010	2009
Net Sales:
Retail	$36,882	$39,397	$104,739	$110,878
Wholesale	6,509	7,369	17,181	30,969
Total net sales	$43,391	$46,766	$121,920	$141,847
Operating Income (Loss):
Retail	$1,974	$1,248	$(964)	$(7,341)
Wholesale	(604)	(2,182)	(4,742)	(16,886)
Total operating income (loss)	$1,370	$(934)	$(5,706)	$(24,227)
Less Unallocated Corporate Expenses:
Corporate expenses	$550	$674	$1,531	$1,697
Interest expense	447	337	1,397	1,186
Total unallocated expenses	$997	$1,011	$2,928	$2,883

Income (loss) before income tax provision	$373	$(1,945)	$(8,634)	$(27,110)

Total Assets
Retail			$55,501	$62,233
Wholesale			18,337	20,927
Total Assets			$73,838	$83,160

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As used in this Form 10-Q, the “Company,” “we,” “our” or “us” refers to the operations and financial results of Frederick’s of Hollywood Group Inc., together with FOH Holdings, Inc. and its subsidiaries on a consolidated basis.

Overview

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

Through our multi-channel retail division, we sell women’s intimate apparel and related products under our proprietary Frederick’s of Hollywood® brand exclusively through our mall-based specialty retail stores in the United States, which we refer to as “Stores,” and through our catalog and website at www.fredericks.com, which we refer to collectively as “Direct.”  As of April 24, 2010, we operated 128 Frederick’s of Hollywood stores nationwide.

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

o
Entering into licensing arrangements.  During the second quarter of fiscal year 2010, we launched a licensing program for the Frederick’s of Hollywood brand by hiring a leading licensing firm to manage our global licensing initiatives.  In May 2010, we entered into an exclusive, multi-year international licensing agreement with Blue By Yoo to manufacture, distribute and market a new line of women’s swimwear under the Frederick’s of Hollywood® brand.  In addition to selling the swimwear line through our retail stores, catalog and website, Blue By Yoo will also distribute the product line to department stores, specialty retail chains, boutique stores, intimate apparel stores and resort outlets.

o
Identifying and implementing other licensing initiatives.  In addition to swimwear, we have identified domestic and international licensing opportunities to allow us to expand beyond intimate apparel and into a lifestyle brand.  These opportunities include product categories such as fragrance, jewelry, accessories, shoes, headwear, handbags and costumes, as well as partnering with international distributors in countries such as Korea, Brazil, Japan, China and Canada.  We are currently in discussions with several potential licensees.

o
Developing Frederick’s of Hollywood brand extension opportunities.  During the fourth quarter of fiscal year 2009, we developed a branding/product development strategy targeting our wholesale division’s mass merchandising customers.  To implement this strategy, we created new product lines heavily influenced by our retail creative and design teams.  We have been using the wholesale brand name, Cinema Etoile®, for some of these products and plan to strategically use the Frederick’s of Hollywood brand name and brand extensions for other products sold to select wholesale customers.  We experienced an increase in open orders during the third quarter of fiscal year 2010 as a result of this initiative.

•	Expanded marketing efforts.

o	eCommerce.

▪
Online social media campaign.  In an effort to expand the base of customers visiting our website, www.fredericks.com, we retained WhittmanHart Interactive, a brand building digital agency, to help increase our exposure to customers through a complete social media and online marketing campaign.  The campaign, which was launched in February 2010, focuses on emerging platforms, mobile, community and social media to maximize customer awareness of our latest fashion trends and promotions.

▪
Search marketing initiatives.  During the first quarter of fiscal year 2010, we retained a new search marketing agency to assist us with improving our search marketing program.  As a result, we have been able to employ more efficient search marketing techniques, which has resulted in reduced marketing costs.

o
Strategic marketing partnership.  In May 2010, we entered into an integrated marketing and media partnership agreement with Hard Rock Hotel & Casino Las Vegas (“HRH”).  Through the partnership, we are planning to promote the Frederick’s of Hollywood brand and products across multiple venues, including social networking, product integration, cross promotion and unique events.  We will have on-site presence throughout HRH, including event participation at the hotel’s clubs and pools, retail presence throughout HRH and featured Frederick’s of Hollywood branded merchandise will be promoted through various HRH sales channels.

o
Catalog.  Due to rising paper, production and mailing costs, we reduced annual catalog circulation from approximately 18.7 million in fiscal year 2008 to approximately 17.6 million in fiscal year 2009 and expect a further reduction to 16.6 million in fiscal year 2010.  We achieved this reduction by targeting customers through improved analysis and monitoring of their purchasing habits and by executing a more focused marketing strategy.  Also during fiscal year 2010, we have been rolling out various cost effective alternatives to full size catalog mailings such as postcards, gift guides and personalized “look books,” which we expect will represent approximately 10% of our total mailings for fiscal year 2010.

•
Continuing to reduce operating expenses.  While the macroeconomic environment continues to present challenges to both our retail and wholesale divisions, on an operational basis (which includes our wholesale division for the period prior to the merger from August 2007 through January 2008), we reduced our selling, general and administrative expenses from approximately $91,000,000 in the fiscal year ended July 26, 2008 to $74,496,000 in the fiscal year ended July 25, 2009, and have reduced expenses during the first nine months of fiscal year 2010 by an additional $6,337,000.  We are continuing to focus on reducing expenses and expect further reductions for the remainder of fiscal year 2010 and in fiscal year 2011.  These cuts include reducing personnel through the elimination and consolidation of executive and support positions, transitioning certain manufacturing support functions previously performed by domestic personnel to our facilities in Asia or to third party manufacturers, decreasing the use of outside consultants, and consolidating employee benefits and insurance.

•
Elimination of Philippines on-site manufacturing operations.  In order to reduce our overall manufacturing costs and operational risk, we are eliminating our on-site manufacturing operations at our Philippines facility, which we anticipate will be substantially completed by the end of fiscal year 2010.  As a result, we expect our gross profit to improve by approximately $1.5 million.

•
Carefully monitoring store performance.  We continuously monitor store performance and from time to time close underperforming stores.  During fiscal year 2009, we closed six underperforming stores upon expiration of the respective leases.  For fiscal year 2010, we have focused on improving the profitability of our existing stores.  We closed four stores and opened two stores during the nine months ended April 24, 2010 and currently expect to close an additional three underperforming stores through the remainder of the fiscal year upon expiration of the respective leases.

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

Our accounting policies are more fully described in Note 2 to the unaudited consolidated financial statements contained elsewhere in this report. Management has identified certain critical accounting policies that are described below.

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

Revenue Recognition – We record revenue at the point of sale for Stores, at the time of estimated receipt by the customer for Direct sales, and at the time of shipment to our wholesale customers.  Outbound shipping charges billed to customers are included in net sales.  We record an allowance for estimated returns from our retail customers in the period of sale based on prior experience.  At April 24, 2010 and July 25, 2009, the allowance for estimated returns from our retail customers was $927,000 and $947,000, respectively.  If actual returns are greater than expected, additional sales allowances may be recorded in the future.  Retail sales are recorded net of sales taxes collected from customers at the time of the transaction.

We record other revenues for shipping revenues, as well as for commissions earned on direct sell-through programs, on a net basis as we act as an agent on behalf of the related vendor.  For the three months ended April 24, 2010 and April 25, 2009, total other revenues recorded in net sales in the consolidated statements of operations contained elsewhere in this report were $2,453,000 and $2,638,000, respectively.  For the nine months ended April 24, 2010 and April 25, 2009, total other revenues recorded in net sales in the consolidated statements of operations contained elsewhere in this report were $6,480,000 and $7,149,000, respectively.

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

Accounts Receivable/Allowance for Doubtful Accounts and Sales Discounts – Our accounts receivable is comprised primarily of the retail segment’s amounts due from commercial credit card companies and the wholesale segment’s trade receivables.  Credit card receivables of $1,217,000 and $1,156,000 at April 24, 2010 and July 25, 2009, respectively, represent amounts due from commercial credit card companies, such as Visa, MasterCard and American Express, which are generally received within a few days of the related transactions.  Our trade accounts receivable is net of allowance for doubtful accounts and sales discounts.  An allowance for doubtful accounts is determined through the analysis of the aging of accounts receivable at the date of the financial statements.  An assessment of the accounts receivable is made based on historical trends and an evaluation of the impact of economic conditions.  This amount is not significant, primarily due to our history of minimal bad debts.  An allowance for sales discounts is based on discounts relating to open invoices where trade discounts have been extended to customers, costs associated with potential returns of products, as well as allowable customer markdowns and operational charge backs, net of expected recoveries.  These allowances are included as a reduction to net sales and are part of the provision for allowances included in accounts receivable.  The foregoing results from seasonal negotiations and historic deduction trends, net of expected recoveries and the evaluation of current market conditions.  As of April 24, 2010 and July 25, 2009, accounts receivable was net of allowances of $533,000 and $633,000, respectively.  The wholesale accounts receivable as of April 24, 2010, net of the $533,000 allowance, was $5,654,000 and as of July 25, 2009, net of the $633,000 allowance, was $1,263,000.  We believe our allowance for doubtful accounts and sales discounts are appropriate, and actual results do not differ materially from those determined using necessary estimates.  However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Also, if market conditions were to worsen, management may take actions to increase customer incentive offerings, possibly resulting in an incremental allowance at the time the incentive is offered.

Merchandise Inventories – Retail store inventories are valued at the lower of cost or market using the retail inventory first-in, first-out (“FIFO”) method, and wholesale and Direct inventories are valued at the lower of cost or market, on an average cost basis that approximates the FIFO method.  Freight costs are included in inventory and vendor promotional allowances are recorded as a reduction in inventory cost.  These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations as well as gross margins.  Markdowns are recorded when the sales value of the inventory has diminished.  Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends.  Additionally, we reserve for planned but unexecuted markdowns as well as estimated amounts equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and the age of the inventory.  If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.  Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Inventory reserves were $757,000 at April 24, 2010, and $1,557,000 at July 25, 2009.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit.  Direct-response advertising consists primarily of product catalogs of FOH Holdings’ mail order subsidiary.  The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally six months.  The realization of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future net revenues.  Direct-response advertising costs of $1,507,000 and $1,751,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at April 24, 2010 and July 25, 2009, respectively. We believe that we have appropriately determined the expected period of future benefit as of the date of our consolidated financial statements; however, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.

Impairment of Long-Lived Assets – We review long-lived assets, including property and equipment and our amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows.  We review our indefinite lived intangible assets for impairment annually and in between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred.  If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required.  No impairment was recorded for the three and nine months ended April 24, 2010 and April 25, 2009 related to these long lived assets.

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

Income Taxes – Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in our financial statements and income tax returns.  We provide a valuation allowance for deferred income tax assets when it is considered more likely than not that all or a portion of such deferred income tax assets will not be realized. Due to the merger, we underwent a change in control under Section 382 of the Internal Revenue Code and, therefore, certain pre-merger net operating loss carryforwards are limited for future utilization.

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

The following table sets forth each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the consolidated financial statements included elsewhere in this report (in thousands, except for percentages, which percentages may not add due to rounding):

	Three Months Ended				Nine Months Ended
	April 24, 2010		April 25, 2009		April 24, 2010		April 25, 2009
Net sales	$43,391	100.0%	$46,766	100.0%	$121,920	100.0%	$141,847	100.0%
Cost of goods sold, buying and occupancy	25,956	59.8%	28,915	61.8%	77,848	63.9%	91,025	64.2%
Gross profit	17,435	40.2%	17,851	38.2%	44,072	36.1%	50,822	35.8%
Selling, general and administrative expenses	16,615	38.3%	19,459	41.6%	51,309	42.1%	57,646	40.6%
Goodwill impairment	-	-	-	-	-	-	19,100	13.5%
Operating income (loss)	820	1.9%	(1,608)	(3.4)%	(7,237)	(5.9)%	(25,924)	(18.3)%
Interest expense, net	447	1.0%	337	0.7%	1,397	1.1%	1,186	(0.8)%
Income (loss) before income tax provision	373	0.9%	(1,945)	(4.1)%	(8,634)	(7.0)%	(27,110)	(19.1)%
Income tax provision	23	0.1%	24	0.1%	70	0.1%	65	0.0%
Net income (loss)	350	0.8%	(1,969)	(4.2)%	(8,704)	(7.1)%	(27,175)	(19.1)%
Less: Preferred stock Dividends	132		151		393		432
Net income (loss) applicable to common shareholders	$218		$(2,120)		$(9,097)		$(27,607)

Net Sales

Net sales for the three and nine months ended April 24, 2010 decreased to $43,391,000 and $121,920,000, respectively, as compared to $46,766,000 and $141,847,000 for the three and nine months ended April 25, 2009, respectively, and were comprised of retail and wholesale sales as follows (in thousands):

	Three Months Ended			Nine Months Ended
	April 24, 2010	April 25, 2009	Increase/ (Decrease)	April 24, 2010	April 25, 2009	Increase/ (Decrease)
Retail Stores	$22,451	$24,550	$(2,099)	$65,584	$70,087	$(4,503)
Retail Direct (catalog and internet)	14,431	14,847	(416)	39,155	40,791	(1,636)
Total Retail	36,882	39,397	(2,515)	104,739	110,878	(6,139)
Total Wholesale	6,509	7,369	(860)	17,181	30,969	(13,788)
Total net sales	$43,391	$46,766	$(3,375)	$121,920	$141,847	$(19,927)

The changes in retail net sales were as follows:

•
Total store sales for the three and nine months ended April 24, 2010 decreased by $2,099,000 or 8.5% and $4,503,000 or 6.4%, respectively, as compared to the three and nine months ended April 25, 2009.

•
Comparable store sales for the three and nine months ended April 24, 2010 decreased by $1,815,000 or 7.7% and $3,984,000 or 6.1%, respectively, as compared to the three and nine months ended April 25, 2009 as a result of reduced traffic in our stores due to a reduction in consumer discretionary spending.  Comparable store sales are defined as net sales for stores that have been open for at least one complete year.

•
Direct sales, which are comprised of sales from our catalog and website operations, for the three and nine months ended April 24, 2010 decreased by $416,000 or 2.8% and $1,636,000 or 4.0%, respectively, as compared to the three and nine months ended April 25, 2009.  The decrease for the three and nine month period was due to a decrease in the number of orders placed by our Direct customers, which was attributable to a reduction in consumer discretionary spending.

The following chart sets forth the wholesale division’s net sales for the three and nine months ended April 24, 2010 as compared to the three and nine months ended April 25, 2009 (in thousands):

	Three Months Ended			Nine Months Ended
	April 24, 2010	April 25, 2009	Increase/ (Decrease)	April 24, 2010	April 25, 2009	Increase/ (Decrease)
United States	$6,289	$7,296	(1,007)	$16,445	$29,967	(13,522)
Canada	220	73	147	736	1,002	(266)
Total	$6,509	$7,369	$(860)	$17,181	$30,969	$(13,788)

The decrease in net sales of $860,000 for the three months ended April 24, 2010 was the result of a net decrease of $2,150,000 in sales to all of our accounts other than Walmart, partially offset by an increase in net sales to Walmart of $1,290,000.  The $13,788,000 decrease in sales for the nine months ended April 24, 2010 was the result of a decrease in sales to Walmart of $7,528,000 and a net decrease in sales to all other customers of $6,260,000.  The reduction in net sales to Walmart for the nine months ended April 24, 2010 is primarily the result of Walmart shifting its focus to product categories that differ from those Walmart historically purchased from us.  Walmart is also producing its own merchandise for sale to its customers and selecting competing vendors.  The decrease in sales to all other customers for the three and nine months ended April 24, 2010 is the result of a decrease in consumer spending resulting from the challenging macroeconomic environment, as well as our retail customers sourcing and producing merchandise themselves and selecting competing vendors.

The wholesale division’s backlog of open orders as of April 24, 2010 and April 25, 2009 was as follows:

(in thousands, except for percentages)
	Backlog of orders at April 24, 2010	% of total orders	Backlog of orders at April 25, 2009	% of total orders	Increase / (decrease) from prior year	% of Increase / (decrease) from prior year
United States	$6,518	98.9%	$5,306	96.4%	$1,212	22.8%
Canada	71	1.1%	197	3.6%	(126)	(64.0)%
Total	$6,589	100.0%	$5,503	100.0%	$1,086	19.7%

The backlog of orders was $6,589,000 as of April 24, 2010 and $5,503,000 as of April 25, 2009.  Orders are booked upon receipt.  Our retail customers producing products themselves and selecting competing vendors with branding capabilities are material trends that have adversely affected our wholesale sales.  In response, we developed a branding/product development strategy targeting our wholesale division’s customers.  The increase in open orders is the result of our new product lines, which are heavily influenced by our retail creative and design teams.  As one of our key strategic initiatives, we are continuing to offer product under the wholesale brand name, Cinema Etoile®, as well as develop Frederick’s of Hollywood brand extension opportunities with select wholesale customers.

Gross Profit

	Three Months Ended			Nine Months Ended
	April 24, 2010	April 25, 2009	Increase/ (Decrease)	April 24, 2010	April 25, 2009	Increase/ (Decrease)
Retail gross margin	41.5%	41.8%	(0.3)%	37.9%	38.8%	(0.9)%
Wholesale gross margin	32.8%	18.8%	14.0%	25.3%	25.3%	0.0%
Total gross margin	40.2%	38.2%	2.0%	36.1%	35.8%	0.3%

Gross margin (gross profit as a percentage of net sales) for the three and nine months ended April 24, 2010 was 40.2% and 36.1%, respectively, as compared to 38.2% and 35.8% for the three and nine months ended April 25, 2009, respectively.  The higher total gross margin for the three months ended April 24, 2010 reflects a slightly lower gross margin for retail and a higher gross margin for wholesale, and the higher gross margin for the nine months ended April 24, 2010 reflects a lower gross margin for retail while wholesale remained flat.  The largest contributors to the decrease in gross margin for the retail division were the following:

•
Our product margin was higher by 0.1 percentage point and lower by 0.4 percentage points for the three and nine months ended April 24, 2010 as compared to the three and nine months ended April 25, 2009, respectively.  The lower product margin for the nine months ended April 24, 2010 was primarily the result of an increase in markdowns and promotions.

•
Occupancy costs, which consist of rent, common area maintenance, utilities and real estate taxes, decreased by $129,000 and $515,000 for the three and nine months ended April 24, 2010 as compared to the three and nine months ended April 25, 2009, respectively; however, as a percentage of sales, occupancy costs increased by 0.6 and 0.3 percentage points for the three and nine month periods as a result of lower retail sales.  The decrease in occupancy costs for the three and nine months ended April 24, 2010 is attributable to reductions in repair and maintenance costs, real estate consulting fees and negotiated rent reductions.

•
Depreciation decreased by $92,000 and $155,000 for the three and nine months ended April 24, 2010 as compared to the three and nine months ended April 25, 2009, respectively.  As a percentage of sales, depreciation was slightly lower by 0.1 percentage points for the three months ended April 24, 2010 and was flat for the nine months ended April 24, 2010 as compared to the three and nine months ended April 25, 2009.

•
Freight costs decreased by $145,000 and $415,000 for the three and nine months ended April 24, 2010 as compared to the three and nine months ended April 25, 2009, respectively.  As a percentage of sales, freight costs decreased by 0.1 and 0.2 percentage points for the three and nine months ended April 24, 2010 as compared to the three and nine months ended April 25, 2009, respectively.  This decrease was primarily due to lower sales, reductions in the number of shipments sent to our stores and in expedited shipments, as well as freight rebates received in the three and nine months ended April 24, 2010 that were not received in the same period of the prior year.

•
Costs associated with our retail distribution center decreased by $45,000 and $173,000 for the three and nine months ended April 24, 2010 as compared to the three and nine months ended April 25, 2009, respectively.  As a percentage of sales, retail distribution costs remained flat for the three and nine months ended April 24, 2010 as compared to the three and nine months ended April 25, 2009.

The higher gross margin for our wholesale division during the three months ended April 24, 2010 as compared to the three months ended April 25, 2009 was the result of lower closeout sales, an improved product mix and transitioning certain manufacturing support functions previously performed by domestic personnel to our facilities in Asia or to third party manufacturers.

Selling, General and Administrative Expenses

(in thousands)	Three Months Ended			Nine Months Ended
	April 24, 2010	April 25, 2009	Increase/ (Decrease)	April 24, 2010	April 25, 2009	Increase/ (Decrease)
Retail	$13,323	$15,218	$(1,895)	$40,696	$43,649	$(2,953)
Wholesale	2,742	3,567	(825)	9,082	12,300	(3,218)
Unallocated corporate executive office	550	674	(124)	1,531	1,697	(166)
Total	$16,615	$19,459	$(2,844)	$51,309	$57,646	$(6,337)

Selling, general and administrative expenses for the three months ended April 24, 2010 decreased by $2,844,000 to $16,615,000 or 38.3% of sales, from $19,459,000 or 41.6% of sales for the three months ended April 25, 2009.  Selling, general and administrative expenses for the nine months ended April 24, 2010 decreased by $6,337,000 to $51,309,000 or 42.1% of sales, from $57,646,000 or 40.6% of sales for the nine months ended April 25, 2009.

The retail division’s selling, general and administrative expenses decreased by $1,895,000 to $13,323,000 for the three months ended April 24, 2010 from $15,218,000 for the three months ended April 25, 2009.  This decrease resulted primarily from the following:

•
Store selling, general and administrative expenses decreased by $675,000, which was primarily due to a decrease in salaries and salary-related costs of $354,000, lower telephone costs of approximately $128,000 and lower store closing costs of $89,000.  The decrease in salaries and salary-related costs is the result of lower store coverage requirements as well as a reduction in head count as compared to the same period in the prior year.  The lower telephone costs were the result of the cancellation of a telephone contract that required us to maintain a more expensive connection between our stores and our retail division corporate office.  As a result of the conversion to the new system, we expect our annual savings to be in excess of $500,000. The lower store closing costs resulted from a decline in the number of store closures compared to the prior year and a lower value of the remaining assets in stores closed during the current year.

•
Direct selling, general and administrative expenses decreased by $1,282,000.  This decrease was primarily due to a $1,104,000 decrease in catalog costs resulting from a reduction in paper, printing and postage costs, which was attributable to our  strategic decrease in circulation as compared to the same period in the prior year and our roll out of various cost effective alternatives to full size catalogs such as postcards and more personalized “look books”. Also contributing to the decrease were retroactive credits that we received for prior printing costs.

The retail division’s selling, general and administrative expenses decreased by $2,953,000 to $40,696,000 for the nine months ended April 24, 2010 from $43,649,000 for the nine months ended April 25, 2009.  This decrease resulted primarily from the following:

•
Expenses related to the retail division’s overhead decreased by $494,000, which was primarily due to a decrease in salaries and salary-related costs of $281,000 resulting from a reduction in full-time personnel, partially offset by an increase in temporary personnel to fill various positions and a decrease in stock compensation expense of $65,000.

•
Store selling, general and administrative expenses decreased by $888,000, which was primarily due to a decrease in salaries and salary-related costs of $629,000 and lower telephone costs of approximately $237,000, partially offset by a loss on the disposal of telephone equipment of $169,000 and related cancelation fees of $190,000.  The decrease in salaries and salary-related costs is the result of lower coverage requirements as well as a reduction in head count as compared to the same period in the prior year.  The lower telephone costs resulted from the cancelation of a telephone contract that required us to maintain a more expensive connection between our stores and our retail division corporate office.  As a result of the conversion to the new system, we expect our annual savings to be in excess of $500,000.

•
Direct selling, general and administrative expenses decreased by $1,706,000, primarily as a result of a $1,891,000 reduction in catalog costs and a $799,000 reduction in marketing expenses.  The reduction in catalog costs was due to a strategic decrease in circulation compared to the same period in the prior year and our roll out of various cost effective alternatives to full size catalog mailings such as postcards, gift guides and more personalized “look books.”  The decrease in marketing expenses was due to lower commissions earned by affiliates and lower search engine fees.  These decreases were partially offset by an increase in equipment maintenance costs of $410,000 associated with our website platform and as a result of a lawsuit we settled in the prior year related to the unsuccessful launch of a website platform in fiscal year 2008, pursuant to which we received a lump sum cash payment and other non-cash consideration totaling $756,000.

The wholesale division’s selling, general and administrative expenses decreased by $825,000 to $2,742,000 for the three months ended April 24, 2010 from $3,567,000 for the three months ended April 25, 2009, and decreased by $3,218,000 to $9,082,000 for the nine months ended April 24, 2010 from $12,300,000 for the nine months ended April 25, 2009.  This decrease is primarily the result of (1) a reduction in salaries and salary-related costs of $295,000 and $1,255,000 and related benefits of $32,000 and $149,000 for the respective three and nine month periods, which resulted from a lower headcount, (2) a $18,000 and $482,000 decrease in shipping-related costs for the respective three and nine month periods, which resulted from lower sales, (3) a $141,000 and $302,000 decrease in commission costs for the respective three and nine month periods, which resulted from lower commissionable sales and (4) an overall general decrease in selling, general and administrative expenses.

The unallocated expenses related to the corporate executive office decreased by $124,000 to $550,000 for the three months ended April 24, 2010 from $674,000 for the three months ended April 25, 2009, and decreased by $166,000 to $1,531,000 for the nine months ended April 24, 2010 from $1,697,000 for the nine months ended April 25, 2009.  These expenses include costs associated with our Chief Executive Officer, Chief Financial Officer and our Board of Directors.

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

Interest Expense, Net

For the three and nine months ended April 24, 2010, net interest expense was $447,000 and $1,397,000, respectively, as compared to $337,000 and $1,186,000 for the three and nine months ended April 25, 2009.  The increases are primarily the result of higher interest rates and financing fees, partially offset by overall lower borrowing levels.

Income Tax Provision

Our income tax provision for the three and nine months ended April 24, 2010 and April 25, 2009 primarily represents minimum and net worth taxes due in various states.  Due to the uncertainty of realization in future periods, no tax benefit has been recognized on the net losses for these periods.  Accordingly, a full valuation allowance has been established on the current loss and all net deferred tax assets existing at the end of the period excluding the deferred tax liability related to trademarks, which have an indefinite life.  In addition, the future realization of tax benefits related to certain net operating losses will be subject to limitations under Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

Cash Used in Operations

Net cash used in operating activities for the nine months ended April 24, 2010 was $3,698,000, resulting primarily from the following:

•	a net loss of $8,704,000 for the nine months ended April 24, 2010;

•
an increase in accounts receivable of $3,731,000, which was primarily due to higher wholesale sales during the last two months (March and April) of the three months ended April 24, 2010 as compared to the last two months (June and July) of the year ended July 25, 2009; and

•	a decrease in accounts payable and other accrued expenses of $914,000, which resulted from a decrease in accrued liabilities, partially offset by extended vendor payables.

These decreases in cash flow were partially offset by:

•	a decrease in merchandise inventories of $3,006,000 due to reductions in both the retail and wholesale finished goods inventory levels, which is primarily the result of reductions in excess inventory;

•	a decrease in prepaid expenses and other current assets of $481,000, which was primarily due to a decrease in prepaid advertising;

•	non-cash expenses of $4,060,000 for depreciation and amortization;

•	non-cash accrued interest on long term related party debt of $608,000;

•	non-cash expenses of $493,000 for stock-based compensation;

•	non-cash expenses of $292,000 for amortization of deferred rent and tenant allowances;

•	non-cash loss on disposal of property and equipment of $180,000; and

•	non-cash amortization of deferred financing costs of $138,000.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended April 24, 2010 was $505,000, which resulted primarily from purchases of property and equipment for the opening of two new stores during the period as well as other general corporate expenditures.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended April 24, 2010 was $4,674,000, resulting primarily from net borrowings of $2,000,000 from our bridge facility and net proceeds of $2,743,000 from the sale of common stock in the Private Placement (defined below).

Private Placement

On March 16, 2010, we completed a private placement to accredited investors of 2,907,051 shares of common stock at $1.05 per share, raising total gross proceeds of approximately $3,052,000 (“Private Placement”).  The investors in the Private Placement also received two-and-a-half year Series A warrants to purchase up to an aggregate of 1,162,820 shares of common stock at an exercise price of $1.25 per share, and five-year Series B warrants to purchase up to an aggregate of 1,162,820 shares of common stock at an exercise price of $1.55 per share. Both warrants become exercisable on the six-month anniversary of the closing date. Each of the Series A and Series B warrants are callable for $0.01 per warrant commencing 30 days after their initial exercise date if our stock price exceeds $2.25 per share and $3.10 per share, respectively, for seven consecutive trading days and the average daily volume during such period exceeds 100,000 shares per trading day. Additionally, the Series B warrants may be exercised by the holders on a cashless basis.

Avalon Securities Ltd. (“Avalon”) acted as placement agent in the transaction.  Upon the closing, we paid Avalon approximately $198,000 in cash commissions and issued to Avalon and its designees warrants to purchase an aggregate of 218,030 shares of common stock at an exercise price of $1.21 per share.  Except for the exercise price, these warrants are identical to the Series B warrants issued to investors in the Private Placement.  In addition, we paid approximately $111,000 in other fees related to the Private Placement, $41,000 of which was paid to Avalon in consulting fees.

As discussed below in “Revolving Credit and Bridge Facilities,” we are required to repay our $2.0 million bridge facility with Wells Fargo Retail Finance II, LLC (the “Senior Lender”) upon the earlier of August 1, 2010 and the consummation of a Recapitalization Event (defined below). As the Private Placement did not constitute a Recapitalization Event, we were not required to use the proceeds from the Private Placement to repay the bridge facility. However, following the closing of the Private Placement, the percentages used in calculating the borrowing base under the senior credit facility (the “Facility”) with the Senior Lender were reduced.

As a result of the Private Placement, pursuant to the anti-dilution adjustment provisions contained in our Amended and Restated Certificate of Incorporation governing the terms of the Series A Preferred Stock, the number of shares of common stock issuable upon conversion of the Series A Preferred Stock was increased from 1,512,219 shares to 1,622,682 shares.  Additionally, pursuant to the anti-dilution adjustment provisions contained in the warrants issued to Fursa and Tokarz Investments, LLC in connection with our merger with FOH Holdings, Inc., the number of shares of common stock issuable upon exercise of such warrants was increased from an aggregate of 596,592 shares to an aggregate of 635,076 shares and the exercise price of such warrants was decreased from $3.52 per share to $3.31 per share.

Revolving Credit and Bridge Facilities

We and our U.S. subsidiaries have a Facility with the Senior Lender.  The Facility matures on January 28, 2012.

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

On September 21, 2009, the Facility was amended to provide for a $2.0 million bridge facility at an annual interest rate of LIBOR plus 10%, to be repaid upon the earlier of December 7, 2009 and the consummation of a financing in which we receive net proceeds of at least $4.9 million.  On October 23, 2009, the Facility was further amended to extend the December 7, 2009 repayment date to August 1, 2010 and to reduce the net proceeds that we are required to receive in one or more financings to an aggregate of $4.4 million (a “Recapitalization Event”).  On March 16, 2010, we completed the Private Placement, raising net proceeds of approximately $2.7 million.  Unless we raise the remaining approximately $1.7 million to complete a Recapitalization Event by August 1, 2010, we will be in violation of a covenant under the Facility.  If such violation is not waived by the Senior Lender, it will constitute an event of default under the Facility whereby the Senior Lender will have the right to terminate the Facility and declare all outstanding amounts under the Facility immediately due and payable.

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

The fee on any unused portion of the Facility was also increased from 25 basis points to 50 basis points.  In addition, upon a Recapitalization Event, the applicable percentages used in calculating the borrowing base under the Facility were reduced.  Although our sale of common stock in the Private Placement did not constitute a Recapitalization Event, these percentages were reduced following the closing of the Private Placement on March 16, 2010.

In connection with the amendments, we incurred a one-time amendment fee of $150,000, one half of which has been paid and the remainder will be paid upon the Recapitalization Event.  All other material terms of the Facility remain unchanged.

The Facility contains customary representations and warranties, affirmative and restrictive covenants and events of default.  The restrictive covenants limit our ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, dispose of inventory, incur certain lease obligations, make capital expenditures, pay dividends, redeem or repurchase outstanding equity and issue capital stock.  In lieu of financial covenants, fixed charge coverage and overall debt ratios, we also are required to maintain specified minimum availability reserves.  At April 24, 2010, we were in compliance with the Facility’s covenants and minimum availability reserve requirements.

As of April 24, 2010, we had (i) $1,282,000 outstanding under the Facility at a Base Rate of 5.0%, (ii) $8,000,000 outstanding under the Facility at a LIBOR Rate of 3.25% and (iii) $2,000,000 outstanding under the bridge facility at a rate of 10.25%.  For the nine months ended April 24, 2010, borrowings under the Facility (including the bridge facility) peaked at $16,996,000 and the average borrowing during the period was approximately $12,625,000.  In addition, at April 24, 2010, we had $1,112,000 of outstanding letters of credit under the Facility.

Long Term Debt – Related Party

As of April 24, 2010, we had $13,944,000 of long term debt due to certain funds and accounts affiliated with, managed by, or over which Fursa Alternative Strategies, LLC or any of its affiliates exercises investment authority, including, without limitation, with respect to voting and dispositive rights (collectively, “Fursa”).  This debt is referred to as “Tranche C Debt” and was scheduled to mature on July 28, 2012.  This debt bore interest at the fixed rate of 7% per annum with 1% payable in cash and 6% payable in kind.

The Tranche C Debt was secured by substantially all of our assets and was second in priority to the Facility. The Tranche C Debt contained customary representations and warranties, affirmative and restrictive covenants and events of default substantially similar to, and no more restrictive than, those contained in the Facility.  At April 24, 2010, we were in compliance with the covenants contained in the term loan agreement, as amended, governing the Tranche C Debt.

On May 18, 2010, we consummated the transactions contemplated by the Debt Exchange and Preferred Stock Conversion Agreement, dated as of February 1, 2010 (“Exchange and Conversion Agreement”) with Fursa, pursuant to which the entire Tranche C Debt and accrued interest was exchanged for shares of our common stock as discussed in “Debt Exchange and Preferred Stock Conversion” below and in Note 1 included in the Notes to the consolidated financial statements contained elsewhere in this report.

Preferred Stock

As of April 24, 2010, we had 3,629,325 shares of Series A 7.5% Convertible Preferred Stock outstanding which is owned by Fursa.  The Series A Preferred Stock was convertible at any time at the option of the holders into an aggregate of 1,622,682 shares of common stock, subject to adjustment.  As of April 24, 2010, we had accrued dividends of $1,258,000

On May 18, 2010, we consummated the transactions contemplated by the Exchange and Conversion Agreement with Fursa, pursuant to which all of the Series A Preferred Stock and accrued dividends were converted into shares of common stock as discussed in “Debt Exchange and Preferred Stock Conversion” below and in Note 1 included in the Notes to the consolidated financial statements contained elsewhere in this report.

Debt Exchange and Preferred Stock Conversion

On May 18, 2010, we completed the transactions contemplated by the Exchange and Conversion Agreement with Fursa, the former holders of our Tranche C Debt and Series A Preferred Stock and one of our largest shareholders.

At the closing, we issued to Fursa an aggregate of 8,664,373 shares of common stock upon exchange of approximately $14.3 million of outstanding Tranche C Debt and accrued interest, and conversion of approximately $8.8 million of Series A Preferred Stock, including accrued dividends, at an effective price of approximately $2.66 per share.  This transaction will result in annual savings of approximately $1,562,000 of accrued interest and dividends.  This transaction did not constitute a Recapitalization Event under the Facility.

We also issued to Fursa three, five and seven-year warrants, each to purchase 500,000 shares of common stock (for an aggregate of 1,500,000 shares of common stock) at exercise prices of $2.00, $2.33 and $2.66 per share, respectively.  The warrants are exercisable for cash or on a cashless basis, at Fursa’s option.  At any time after the first anniversary of the issuance date, we may redeem the warrants, in whole but not in part, upon not less than 20 business days’ written notice to Fursa, at a redemption price of $0.01 per share, if the last sale price of the common stock is at least 200% of the exercise price of the warrants for 10 consecutive trading days ending on the day prior to the date on which notice of redemption is given to Fursa.  Following the transaction, Fursa’s aggregate beneficial ownership of our common stock increased from approximately 33% to approximately 47%.

As a result of the transaction, the balance sheet effect was an increase to shareholders’ equity of approximately $23.0 million.  An unaudited pro forma balance sheet that gives effect to the Debt Exchange and Preferred Stock Conversion transaction as if it had occurred on April 24, 2010 is included in Note 1 of the Notes to the consolidated financial statements contained elsewhere in this report.

Future Financing Requirements

For the nine months ended April 24, 2010, our working capital decreased by $1,864,000 to ($4,658,000), primarily due to our loss from operations.  Our Facility does not contain any working capital covenants and we are in compliance with our minimum availability reserve requirements.  However, our business continues to be affected by limited working capital and it is critical to our business that we meet our projected operating cash flows.  We plan to continue to carefully manage our working capital and look for ways to improve our working capital position.

We believe that the available borrowings under the Facility, along with our projected operating cash flows, will be sufficient to cover our working capital requirements and capital expenditures through the end of fiscal year 2010.  In September and October 2009, the Facility was amended to provide for a $2.0 million bridge facility to be repaid upon the earlier of August 1, 2010 and the consummation of a Recapitalization Event.  On March 16, 2010, we completed the Private Placement, raising net proceeds of approximately $2.7 million.  Unless we raise the remaining approximately $1.7 million to complete a Recapitalization Event by August 1, 2010, we will be in violation of a covenant under the Facility.  If such violation is not waived by the Senior Lender, it will constitute an event of default under the Facility whereby the Senior Lender will have the right to terminate the Facility and declare all outstanding amounts under the Facility immediately due and payable.  We are actively seeking to obtain additional financing in order to comply with the requirements of the Facility.  There can be no assurance that we will be able to consummate a Recapitalization Event and repay the bridge facility as required under the Facility or, if these events do not occur, that the Senior Lender will continue the Facility.  If we cannot raise funds on acceptable terms when needed or if the Senior Lender does not continue the Facility, we may be required to curtail our operations significantly and seek alternative financing in order to continue as a going concern.

We have managed our capital expenditures for fiscal year 2010 to be less than $1,000,000, primarily for new store openings and remodelings, improvements to our information technology systems and other general corporate expenditures.

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

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

We are exposed to interest rate risk associated with our Facility and bridge facility.  As of April 24, 2010, we had $9,282,000 outstanding under the Facility and $2,000,000 outstanding under the bridge facility. Interest accrues on outstanding borrowings under the Facility at an agreed to reference rate, which was, at our election, either the Wells Fargo prime rate plus 175 basis points (5.0% at April 24, 2010) or LIBOR plus 300 basis points.  Interest accrues on outstanding borrowings under the bridge facility at an annual interest rate of LIBOR plus 10% (10.25% as of April 24, 2010).  For the nine months ended April 24, 2010, borrowings under the Facility (including the bridge facility) peaked at $16,996,000 and the average borrowing during the period was approximately $12,625,000.  An increase or decrease in the interest rate by 100 basis points from the levels at April 24, 2010 would increase or decrease annual interest expenses by approximately $113,000.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 24, 2010.  Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

During the three months ended April 24, 2010, there were no changes made in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

FREDERICK’S OF HOLLYWOOD GROUP INC.

Date: June 8, 2010	By:	/s/ Thomas J. Lynch
THOMAS J. LYNCH
Chief Executive Officer and
Principal Executive Officer

Date: June 8, 2010	By:	/s/ Thomas Rende
THOMAS RENDE
Chief Financial Officer and
Principal Accounting Officer