Form 10-K
period 2010-07-31
FREDERICK'S OF HOLLYWOOD GROUP INC /NY/
filed 2010-10-25
CIK 93631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐                   No  ☒

As of January 23, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on the NYSE Amex of $1.31), held by non-affiliates of the registrant, was $7,998,257.

As of October 11, 2010, there were 38,326,913 common shares outstanding.

FREDERICK’S OF HOLLYWOOD GROUP INC.
2010 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

ii

PART I

Forward Looking Statements

When used in this Form 10-K for the year ended July 31, 2010 of Frederick’s of Hollywood Group Inc. (the “Company,” “we,” “us,” “our” or “Frederick’s”) and in our future filings with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.  We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  These risks are included in “Item 1. – Business,” “Item 1A. – Risk Factors” and “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.  In assessing forward-looking statements contained herein, readers are urged to carefully read those statements.  Among the factors that could cause actual results to differ materially are: competition; business conditions and industry growth; rapidly changing consumer preferences and trends; general economic conditions; working capital needs; our ability to complete a sale of our wholesale business; continued compliance with government regulations; loss of key personnel; labor practices; product development; management of growth; increases of costs of operations or inability to meet efficiency or cost reduction objectives; timing of orders and deliveries of products; and foreign government regulations and risks of doing business abroad.

ITEM 1. – BUSINESS

Our History

We are a New York corporation incorporated on April 10, 1935.  On January 28, 2008, we consummated a merger with FOH Holdings, Inc., a privately-held Delaware corporation (“FOH Holdings”).  As a result of the transaction, FOH Holdings became our wholly-owned subsidiary.  FOH Holdings is the parent company of Frederick’s of Hollywood, Inc.  Upon consummation of the merger, we changed our name from Movie Star, Inc. to Frederick’s of Hollywood Group Inc.

Following the merger and through the fiscal year ended July 31, 2010, we conducted our business through two operating divisions representing two distinct business reporting segments:  the multi-channel retail division, which includes our retail stores, catalogs and website operations, and the wholesale division, which until July 31, 2010 included our wholesale operations in the United States and Canada.

During the fourth quarter of fiscal year 2010, we made a strategic decision to divest our wholesale business due to continuing losses and in order to focus on our core retail operations.  This decision was driven by a number of factors.  These factors include, but are not limited to, a dramatic reduction in our business with Walmart, which historically represented a significant portion of our wholesale business.  This reduction was primarily the result of Walmart producing its own merchandise, selecting competing vendors, and shifting its focus to product categories that differed from the products Walmart historically purchased from us.  We also lost a significant amount of business from other retail customers that began producing products themselves and selecting vendors with branding capabilities.

The wholesale operations are classified as discontinued operations for all periods presented in the consolidated financial statements appearing elsewhere in this report.  Unless otherwise noted, the wholesale business is generally not discussed in this Item 1. – “Business” of this report.

Our principal executive offices are currently located at 1115 Broadway, New York, New York 10010 and our telephone number is (212) 798-4700.  Our retail corporate office is located at 6255 Sunset Boulevard, Los Angeles, California 90028 and its telephone number is (323) 466-5151.  Effective January 1, 2011, we will be relocating our principal executive offices to our California retail corporate office.  Our retail website is www.fredericks.com and our corporate website is www.fohgroup.com.  We file our annual, quarterly and current reports and other information with the Securities and Exchange Commission. Our corporate filings, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statements and reports filed by our officers and directors under Section 16(a) of the Securities Exchange Act of 1934, and any amendments to those filings, are available, free of charge, on our corporate website, www.fohgroup.com, as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission.  We do not intend for information contained in our websites to be a part of this Annual Report on Form 10-K.

Our Business

Frederick’s of Hollywood Group Inc., through its subsidiaries, sells women’s intimate apparel and related products under its proprietary Frederick’s of Hollywood® brand predominantly through its U.S. mall-based Frederick’s of Hollywood specialty retail stores, which are referred to as “Stores,” and through its catalog and website at www.fredericks.com, which are referred to collectively as “Direct.”  As of July 31, 2010, we operated 126 Frederick’s of Hollywood stores nationwide and during fiscal year 2010 mailed approximately 15.3 million catalogs.

The popularity of the Frederick’s of Hollywood brand among consumers has enabled us to initiate a strategy during fiscal year 2010 to leverage our brand and expand our product offerings and channels of distribution by entering into product licensing agreements.  Our licensed merchandise categories currently include swimwear, sexy Halloween costumes, jewelry and accessories.  Certain swimwear styles are currently available through our website and catalog.  Select Frederick’s of Hollywood stores will begin carrying licensed products in December 2010, with a more extensive roll out to additional stores during Summer 2011.

Operating Initiatives

Throughout fiscal years 2009 and 2010, we operated under challenging macroeconomic conditions, which had a negative impact on our revenues, gross margins and earnings.  Our efforts remain focused on continuing to implement changes in our business strategy that we believe over time will both increase revenues and reduce costs.  However, we cannot be certain that these initiatives will be successful.  These key initiatives include:

•	Developing the Frederick’s of Hollywood brand into a sexy lifestyle brand.

o
Product licensing agreements.  During the fourth quarter of fiscal year 2010, we entered into four separate multi-year licensing agreements with licensees to manufacture, distribute and market swimwear, sexy Halloween costumes, jewelry and accessories under the Frederick’s of Hollywood® brand.  In addition to selling these products through our retail stores, catalog and website, these agreements provide an economical and efficient opportunity for us to access a broad distribution network of retailers.  During fiscal year 2011, we have been and will continue to work closely with our licensees to assist them in coordinating their product offerings.

o
Licensing initiatives.  In addition to our currently licensed product categories, we will continue to partner with companies capable of providing high quality products and a strong distribution network that will help us to advance as one of the premier sexy lifestyle brands.  Other domestic and international licensing opportunities include intimate apparel and other product categories such as bed and bath items, fragrance, shoes, headwear and handbags.  We also are exploring opportunities with international partners to expand in areas such as South Korea, the Middle East, Brazil, Japan, China and Canada.

•	Continuing to Evolve our Catalog and Website Operations.

o
Catalog.  Due to a combination of rising paper, production and mailing costs and our website being the primary source of Direct customer orders, our catalog operations have been evolving over the past few years to serve as a medium to drive traffic to our website and stores rather than as a revenue generator.  We have been steadily reducing catalog circulation after testing various cost effective alternatives such as targeted emails, postcards and smaller-sized catalogs called “persona books” that are more personalized and tailored to the recipients’ purchasing behaviors.  With positive customer response rates, the page count of our full-sized catalogs has been reduced and complemented by a series of persona books featuring merchandise that can be purchased both in stores and on the website.  Persona books are supported by supplemental targeted emails, post cards and folios.  We expect to replace all of our full-sized catalogs with persona books beginning in the third quarter of fiscal year 2011.

o
e-Commerce.  As our catalog operations have evolved, we have been able to reduce catalog costs reallocate resources to our website and online marketing efforts.  During fiscal year 2011, we intend to continue to increase our online presence and drive more traffic to the website through search, affiliate and social media advertising and shopping comparison site optimization.  We also are focused on increasing visitors’ time spent on the website by further enhancing functionality and content and improving the customer experience through initiatives such as customer product reviews, mobile friendly site access and adding rich media to provide customers with more robust product views.

Market and Products

We sell women’s intimate apparel and related products under our proprietary Frederick’s of Hollywood® brand through our retail stores, catalog and website.  Our customer target is women primarily between the ages of 18 and 35.  Our major in-house merchandise categories are foundations (including bras, corsets, shapewear and panties), lingerie (including daywear and sleepwear), Ready to Wear (dresses, swimwear and sportswear, offered primarily through our Direct channel) and fragrance and accessories (including shoes, personal care products and novelties).  Retail prices range from approximately $6.00 for panties up to approximately $99.00 for dresses.  Certain merchandise in these categories, particularly in foundations and lingerie, is marketed as collections of related items to increase the average sale amount.  Our product lines and color pallets are updated seasonally to satisfy our customers’ desire for fashionable merchandise and to keep our selections fresh and appealing.

The following table shows the percentage of sales that each of these product categories represented for the year ended July 31, 2010:

Product Category	% of Retail Sales
Foundations	46%
Lingerie	36%
Fragrance and Accessories	9%
Ready to Wear	9%
Total	100%

Product Development and Merchandising

Our product development efforts focus on satisfying customer demand for current trends and identifying new fashion trends and opportunities.  In this regard, select members of our merchandising/design team travel throughout the United States, Europe and Asia to identify fashion trends and new product opportunities.  Those employees then work with merchandise vendors to develop products that meet those trends.

Our merchandise planners monitor and analyze the sales performance of products offered in our retail stores, catalog and website.  We use our website and store locations nationwide to test new items and promotional strategies that may, in turn, develop into successful programs.

Store Operations

We operated 126 Frederick’s of Hollywood retail stores as of September 10, 2010.  These stores are primarily located in shopping malls in 29 states. Approximately one-third of the stores are in California.  Of the stores outside of California, approximately 30% are situated in our other key operating states, including Florida, Texas, New York and Nevada.  Our flagship store is on Hollywood Boulevard in Hollywood, California.

Our retail stores range in size from 900 to 3,200 square feet and our flagship store is 5,700 square feet. A typical store uses approximately 75% of its square footage as selling space. Our retail stores showcase the full range of our branded merchandise. Select stores will begin carrying licensed products in December 2010, with a more extensive roll out to additional stores during Summer 2011. Depending on the size, our new and remodeled Frederick’s of Hollywood stores are either designed in the contemporary “Modern Hollywood” format, which is used for smaller stores, or the sophisticated “Red Carpet” format, which is used in stores with a larger footprint. Using these designs, we seek to maximize the sales and margin performance of our selling space while creating a unique and attractive shopping experience for our retail customers. We continue to operate many of our older stores with legacy designs that evolved through the history of Frederick’s of Hollywood. Periodically, in connection with lease renewals or as other opportunities arise, older stores are remodeled. New store locations are typically selected on the basis of local demographics, overall mall performance in terms of traffic, average sales per square foot for the mall and the proposed location within the mall.

During fiscal year 2010, we opened two new stores and closed six underperforming stores, five of which were closed upon expiration of the respective leases.  We continuously monitor store performance and from time to time either close underperforming stores or negotiate with landlords to modify lease terms.  As we are continuing to focus on improving the profitability of our existing stores, we do not intend to open or do any major remodeling of any stores during fiscal year 2011, and expect to close one underperforming store when the lease expires.

Direct Operations

We have an extensive history – dating back to the first Frederick’s of Hollywood catalog produced in 1947 – of offering provocative, women’s intimate apparel directly to the consumer.  Today, we continue to market our products directly to consumers through our catalog and website, including actively marketing to our recent Direct purchasers of Frederick’s of Hollywood products.  We also partner with Internet search engines and participate in online marketing affiliate and social media advertising programs to increase traffic to our website.  We estimate that over 80% of all Direct orders are placed online through our website.

Catalog

We currently mail five major Frederick’s of Hollywood catalogs (fall, holiday, spring preview, spring and summer), as well as several sale and re-mail catalogs, annually.  During fiscal year 2010, we mailed approximately 15.3 million catalogs to approximately 4.7 million households, down from approximately 17.6 million catalogs mailed in fiscal year 2009.  We expect to further reduce annual catalog circulation to approximately 13 million in fiscal year 2011.

Due to a combination of rising paper, production and mailing costs and our website being the primary source of Direct customer orders, our catalog operations have been evolving over the past few years to serve as a medium to drive traffic to our website and stores rather than as a revenue generator.  We have been steadily reducing catalog circulation after testing various cost effective alternatives such as targeted emails, postcards and smaller-sized catalogs called “persona books” that are more personalized and tailored to the recipients’ purchasing behaviors.  These targeted mailings represented approximately 10% of our total mailings in fiscal year 2010.  With positive customer response rates, the page count of our full-sized catalogs has been reduced and complemented by a series of persona books featuring merchandise that can be purchased both in stores and on the website.  Persona books are supported by supplemental targeted emails, post cards and folios.  We expect to replace all of our full-sized catalogs with persona books beginning in the third quarter of fiscal year 2011.

All creative and copy design for our catalogs is coordinated by our in-house design staff.  Catalogs are designed approximately four months before their respective mailing dates. Photography is conducted on location or in studios.  We utilize outside vendors to print and mail the catalogs.  Our catalogs are currently mailed only within the United States.

Website

We began selling Frederick’s of Hollywood products on our website, www.fredericks.com, in 1997.  In addition to the website’s value as an important distribution channel and source of revenue, it is also a key marketing tool we use to test new products, build brand equity and increase retail store traffic.

Our current e-commerce web platform is hosted by a third-party service provider.  Since launching the platform in fiscal year 2009, we have improved the visual presentation of our website, added functionality with optimized navigation and search capabilities and merchandise recommendations based on the customer’s shopping habits.  To build frequency of page views, alternative content such as the “Films by Frederick’s” section was introduced, which features behind the scenes photo shoot footage and styling tips.  During fiscal year 2011, we intend to continue to increase our online presence and drive more traffic to the website through search, affiliate and social media advertising and shopping comparison site optimization.  We also are focused on increasing visitors’ time spent on the website by further enhancing functionality and content and improving the customer experience through initiatives such as customer product reviews, mobile friendly site access and adding rich media to provide customers with more robust product views.

All creative and copy design for our website is coordinated by our in-house design staff.

Licensing

During the fourth quarter of fiscal year 2010, we began to selectively license the Frederick’s of Hollywood brand name and logo to be included on products sold by other companies in order to increase and broaden our customer base.  Through licensing agreements, we combine our consumer insight, design and marketing skills with the specific product competencies of our licensing partners to create, build and expand our product offerings.  We pursue opportunities in new product categories that we believe to be complementary to our existing products.  Our licensed merchandise categories currently include swimwear, sexy Halloween costumes, jewelry and accessories.  Certain swimwear styles are currently available through our website and catalog. Select Frederick’s of Hollywood stores will begin carrying licensed products in December 2010, with a more extensive roll out to additional stores during Summer 2011.

We grant our product licensees the right to design, manufacture and sell at wholesale specified categories of products under our trademarks.  We have the right to review, inspect and approve all product designs and quality and approve any use of our trademarks in packaging, distribution, advertising and marketing.  Each licensee has agreed to pay us royalties based upon its wholesale sales of products that use our trademarks.  Our license agreements typically have three to five year terms, may grant the licensee conditional renewal options, limit licensees to certain territorial rights and give us the right to terminate the license agreements if specified sales levels are not achieved.

Sourcing, Production and Quality

We utilize a variety of third-party vendors for the sourcing and manufacturing of our merchandise. Orders are typically placed approximately four to six months prior to the selling season for new products, and approximately three to four months prior to the required delivery dates for reorders.

In fiscal year 2010, we purchased products from over 80 vendors.  Our top ten vendors, including our wholesale division, accounted for approximately 74% of the dollar value of those purchases.  Our wholesale division accounted for approximately 11% of the dollar value of such purchases in fiscal year 2010.  In fiscal year 2011, with the discontinuation of our wholesale operations, we will instead source these products from third-party vendors.  We had two external suppliers that individually accounted for 10% or more of total purchases in fiscal year 2010.  One domestic supplier accounted for approximately 11% of total purchases and one foreign supplier based in Canada accounted for approximately 22% of total purchases in fiscal year 2010.  The Canadian supplier represented approximately 70% of the products purchased from foreign suppliers in fiscal year 2010.  Many of our third-party domestic and foreign suppliers purchase products from foreign sources.  Although we do not have direct relationships with these foreign sources, management believes that our suppliers source products primarily from China, Vietnam and the Philippines.

Although we have no long-term manufacturing contracts, our relationships with vendors are long-standing, with several vendors supplying products for over twenty years.  We also have long-standing relationships with several independent buying agents to monitor the production, quality and timely distribution of our products from our vendors.  To assure adequate sources, each major product category is sourced from three or four vendors.  Each one is capable of filling our total requirements.  We also test products from new suppliers and develop those suppliers into more important suppliers as appropriate. We do not believe that we are overly dependent on any one supplier, and the loss of any one of them would not have a material effect on our business.

Brand Development and Marketing

We believe that Frederick’s of Hollywood is one of the world’s most widely recognized intimate apparel brand names.  Our primary advertising medium includes our catalog, website and mall presence.  A consistent brand image is maintained across the Stores and Direct channels and we believe the concurrent operation of retail stores, a catalog and a website proves to be advantageous in brand development and exposure.  We use our website and store locations to test new items and promotional strategies that may, in turn, develop into successful programs.

During fiscal year 2010, we entered the social networking arena with the launch of Frederick’s of Hollywood Facebook and Twitter communities, which are actively engaging a rapidly growing group of loyal followers, strengthening our connection with customers and maximizing customer awareness of the latest fashion trends and promotions.  We also post behind the scenes footage from our catalog photo shoots on YouTube as a way to further increase our online presence.

As a specific merchandising initiative, we have increased our presence in the bridal arena by redesigning and expanding the bridal section of our website, “My Day, My Way,” to cover four different occasions of the bridal experience – bridal shower, bachelorette party, wedding and honeymoon – in order to increase the number of purchasers participating in bridal purchasing, the frequency of purchases throughout the bridal experience and the assortment of items purchased beyond lingerie to include ready-to-wear, shoes and swimwear.  We also launched www.OhyesIdo.com, a microsite and bridal blog with content focused on the sexy bride.

We also increase brand awareness with the announcement of new product launches, such as the “sneak preview” of the 2011 swimwear line, and the arrival of seasonal collections through public relations activities. Combinations of press releases, media events, gift with purchase offers, and product placements in national magazines and regional and national television programs are also used.

Distribution and Customer Service

We utilize a 168,000 square foot facility in Phoenix, Arizona to operate a distribution center, customer contact center and information technology center.  The majority of shipments received for retail stores are allocated to individual stores and shipped within a few days.  A portion of inventory is held in the distribution center as replenishment inventory to be distributed based on sales performance.  Catalog and website orders are typically processed within 24 hours.  We believe our distribution center’s capacity is adequate to meet our projected sales volume for the next several years.

Our customer contact center provides toll-free retail order placement and customer services, as well as email customer support services.  The customer contact center is open seven days per week.  We believe our contact center capacity is adequate to handle projected call volumes for the next several years.

Information Technology

We maintain information technology systems to support our product development and design, merchandising, marketing, planning, store operations, call center, inventory, order management and fulfillment, finance, accounting and human resources.

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

We sell Frederick’s of Hollywood intimate apparel and related products on our website, www.fredericks.com. Customer orders are captured and processed on the website, which interfaces with our in-house systems for order management and fulfillment. In fiscal year 2009, we launched a new e-commerce web platform hosted by a third-party service provider, which we believe provides a stable foundation upon which we can continue to upgrade and enhance our website to improve navigation, visual presentation and our customers’ overall online shopping experience for intimate apparel and related products.

Trademarks and Service Marks

We have a variety of trademark applications and registrations in the United States and foreign countries.  Several registered United States trademarks that are material to the marketing of our products include Frederick’s of Hollywood®, Frederick’s®, Fredericks.com®, The Original Sex Symbol®, Hollywood Exxtreme Cleavage® and Get Cheeky®.  We believe that Frederick’s of Hollywood products are identified by their intellectual property. We have and intend to maintain our intellectual property by vigorously protecting it against infringement.

Import and Import Restrictions

Transactions with our foreign suppliers and our domestic suppliers that source products internationally are subject to the risks of doing business outside of the United States.  Our operations are subject to constraints imposed by agreements between the United States and the foreign countries in which we do business.  These agreements often impose quotas on the amount and type of goods that can be imported into the United States from these countries.  Such agreements also allow the United States to impose, at any time, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits.  Our products are also subject to United States customs duties and, in the ordinary course of business, we are from time to time subject to claims by the United States Customs Service for duties and other charges.  The United States and the countries in which our products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust presently prevailing quotas, duty or tariff levels, which could adversely affect our operations and our ability to continue to import products at current or increased levels.  We cannot predict the likelihood or frequency of any such events occurring.

Seasonality

Our business experiences seasonal sales patterns.  Sales and earnings typically peak during the second and third fiscal quarters (November through April), primarily during the holiday season in November and December, as well as the Valentine’s Day holiday in the month of February.  As a result, higher inventory levels are maintained during these peak selling periods.

Competition

The retail sale of intimate apparel, personal care and beauty products is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores, department stores and discount retailers.  This business is multi-faceted and operates through various channels; primarily retail stores, catalog and e-commerce.  Brand image, marketing, fashion design, price, service, fashion assortment and quality are the principal competitive factors in retail store sales. Our catalog and website businesses compete with numerous national and regional catalog and online merchants.  Image presentation, fulfillment and the factors affecting retail store sales discussed above are the principal competitive factors in catalog and online sales.

We believe that we have significant competitive strengths relative to our competition because of our widely recognized brand, presence in shopping malls and direct marketing expertise.  However, a number of our competitors are larger and have significantly greater financial, marketing and other resources than we do, and there can be no assurance that we will be able to compete successfully with them in the future.

Employees

As of September 10, 2010, we had 582 full-time employees and 597 part-time employees, including 130 full-time employees and one part-time employee of the wholesale division, which operations have been classified as discontinued operations in our consolidated financial statements appearing elsewhere in this report.  Due to seasonal sales patterns, we hire additional temporary staff at our retail stores and distribution and customer contact centers during peak sales periods.  We have never experienced an interruption of our operations because of a work stoppage. We believe our relationship with our employees to be good. We are not a party to any collective bargaining agreement with any union.

ITEM 1A. – RISK FACTORS

General economic conditions, including continued weakening of the economy, may affect consumer purchases of discretionary items, which could adversely affect our sales.

Throughout fiscal years 2009 and 2010, there was significant deterioration in the global financial markets and economic environment, which we believe negatively impacted consumer spending at many retailers, including our company. Our results are dependent on a number of factors impacting consumer spending, including general economic and business conditions; consumer confidence; wages and employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; fuel and energy costs; energy shortages; taxes; general political conditions, both domestic and abroad; and the level of customer traffic within department stores, malls and other shopping and selling environments.  Consumer purchases of discretionary items, including our products, may decline during recessionary periods and at other times when disposable income is lower. A continued or incremental downturn in the U.S. economy, an uncertain economic outlook or an expanded credit crisis could continue to adversely affect our business and our revenues and profits.

If we cannot compete effectively in the retail apparel industry, our business, financial condition and results of operations may be adversely affected.

The intimate apparel industry is highly competitive.  We compete with a variety of retailers, including national department store chains, national and international specialty apparel chains, apparel catalog businesses and online apparel businesses that sell similar lines of merchandise.  Many of Frederick’s of Hollywood’s competitors have greater financial, distribution, logistics, marketing and other resources available to them and may be able to adapt to changes in customer requirements more quickly, devote greater resources to the design, sourcing, distribution, marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies.  If we are unable to overcome these potential competitive disadvantages, such factors could have an adverse effect on our business, financial condition and results of operations.

The failure to successfully order and manage inventory to reflect customer demand and anticipate changing consumer preferences and buying trends may adversely affect our revenue and profitability.

Our success depends, in part, on management’s ability to anticipate and respond effectively to rapidly changing fashion trends and consumer tastes and to translate market trends into appropriate, saleable product offerings.  Generally, merchandise must be ordered well in advance of the applicable selling season and the extended lead times may make it difficult to respond rapidly to new or changing product trends or price changes.  If we are unable to successfully anticipate, identify or react to changing styles or trends and we misjudge the market for our products or our customers’ purchasing habits, then our product offerings may be poorly received by consumers and may require substantial discounts to sell, which would reduce sales revenue and lower profit margins.  In addition, we will incur additional costs if we need to redesign our product offerings.  Brand image also may suffer if customers believe that we are unable to offer innovative products, respond to the latest fashion trends, or maintain product quality.

We currently have a working capital deficiency which could negatively impact our operations.

For the year ended July 31, 2010, we had a working capital deficiency of $2,530,000.  We plan to rely on available borrowings under our revolving credit facility, along with our projected operating cash flows and the proceeds from the sale of the wholesale division, to meet our working capital needs.  If we require working capital and it is unavailable to us on acceptable terms or at all, it could result in our inability to successfully update and expand our product offerings in order to keep our selections fresh and appealing to our customers.  The foregoing could negatively impact our results of operations.

Discontinuing our wholesale business could negatively impact our financial condition and results of operations.

During the fourth quarter of fiscal year 2010, we made a strategic decision to discontinue our wholesale business due to continuing losses.  We believe discontinuing these operations will allow us to reduce losses, focus on our core retail operations and implement our strategy to expand our domestic and international licensing program.  However, if we are unable to sell our wholesale business, it could cause us to incur significant expenses to shut down the operations, which could adversely affect our financial condition and results of operations.

We depend on key personnel and we may not be able to operate and grow the business effectively if we lose the services of any key personnel or are unable to attract qualified personnel in the future.

We are dependent upon the continuing service of key personnel and the hiring of other qualified employees. In particular, we are dependent upon the management and leadership of Thomas J. Lynch, our Chairman and Chief Executive Officer, Linda LoRe, our President, and Thomas Rende, our Chief Financial Officer. The loss of any of them or other key personnel could affect our ability to operate the business effectively.

We historically have depended on a high volume of mall traffic, the lack of which would hurt our business.

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

If leases for Frederick’s of Hollywood stores cannot be negotiated on reasonable terms, our profitability could be harmed.

Our sales are dependent on management’s ability to operate retail stores in desirable locations with capital investments and lease costs that allow for the opportunity to earn a reasonable return.  Desirable locations and configurations may not be available at a reasonable cost, or at all.  If we are unable to renew or replace our store leases or enter into leases for new stores on favorable terms, our profitability could be harmed.

The extent of our foreign sourcing and manufacturing may adversely affect our business, financial condition and results of operations.

Substantially all of the products that we purchase from third-party vendors are manufactured outside the United States.  As a result of the magnitude of foreign sourcing and manufacturing, our business is subject to the following risks:

•
political and economic instability in foreign countries, including heightened terrorism and other security concerns, which could subject imported or exported goods to additional or more frequent inspections, leading to delays in deliveries or impoundment of goods, or to an increase in transportation costs of raw materials or finished product;

•	the imposition of regulations and quotas relating to imports, including quotas imposed by bilateral textile agreements between the United States and foreign countries;

•	the imposition of duties, taxes and other charges on imports;

•	significant fluctuation of the value of the U.S. dollar against foreign currencies;

•	restrictions on the transfer of funds to or from foreign countries; and

•	violations by foreign contractors of labor and wage standards and resulting adverse publicity.

If these risks limit or prevent us from selling or acquiring products from foreign suppliers, our operations could be disrupted until alternative suppliers are found, which could negatively impact our business, financial condition and results of operations.

Any disruptions at our distribution center could materially affect our ability to distribute products, which could lead to a reduction in our revenue and/or profits.

Our distribution center in Phoenix, AZ serves our customers.  There is no backup facility or any alternate distribution arrangements in place.  If we experience disruptions at our distribution center that impede the timeliness or fulfillment of the products to be distributed, or our distribution center is partially or completely destroyed, becomes inaccessible, or is otherwise not fully usable, whether due to unexpected circumstances such as weather conditions or disruption of the transportation systems or uncontrollable factors such as terrorism and war, it would have a material adverse effect on our ability to distribute products, which in turn would have a material adverse effect on our business, financial condition and results of operations.

As we build our licensing business, we will increasingly rely on licensees for revenues, supply of products and compliance with our standards.

We license our trademarks to third parties for various products and we intend to expand our licensing programs. While we enter into comprehensive licensing agreements with our licensees covering product design, product quality, sourcing, manufacturing, marketing and other requirements, our licensees may not comply fully with those agreements.  Non-compliance could include marketing products under our brand name that do not meet our quality and other requirements, which could harm our brand equity, reputation and business.

The failure to upgrade information technology systems as necessary could have an adverse effect on our operations.

Some of our information technology systems, which are primarily utilized to manage information necessary to price and ship products, manage inventory and generate reports to evaluate business operations, are dated and are comprised of multiple applications, rather than one overarching state-of-the-art system. Modifications involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality.  If we are unable to effectively implement these systems and update them where necessary, this could have a material adverse effect on our business, financial condition and results of operations.

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

We use many trademarks and product designs in our business and believe these trademarks and product designs are important to our business, competitive position and success. As appropriate, we rely on trademark and copyright laws to protect these designs even if not formally registered as marks, copyrights or designs. Third parties may sue us for alleged infringement of their proprietary rights.  The party claiming infringement might have greater resources than us to pursue its claims, and we could be forced to incur substantial costs and devote significant management resources to defend the litigation.  Moreover, if the party claiming infringement were to prevail, we could be forced to discontinue the use of the related trademark, patent or design and/or pay significant damages, or to enter into expensive royalty or licensing arrangements with the prevailing party, assuming these royalty or licensing arrangements are available at all on an economically feasible basis, which they may not be.

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

Our stock price has been volatile.

The trading price of our common stock has been volatile.  During the quarter ended July 31, 2010, the closing sale prices of our common stock on the NYSE Amex ranged from $0.74 to $1.10 per share and the closing sale price of our common stock on October 11, 2010 was $0.85 per share.  Our stock price is subject to wide fluctuations in response to a variety of factors, including:

•	quarterly variations in operating results;

•	general economic conditions;

•	sales of a substantial amount of our common stock;

•	low trading volume; and

•	other events or factors that are beyond our control.

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

ITEM 1B. – UNRESOLVED STAFF COMMENTS

None.

ITEM 2. – PROPERTIES

Continuing Operations

We lease approximately 27,000 square feet of space for our retail corporate offices at 6255 Sunset Boulevard, Los Angeles, CA for an annual base rent of approximately $785,000 pursuant to a lease that expires in February 2015.

We lease approximately 168,000 square feet of space for our retail distribution and customer contact center at 5005 S. 40th Street, Phoenix, AZ for an annual base rent of approximately $1,300,000 pursuant to a lease that expires in March 2018.

Our 126 Frederick’s of Hollywood retail stores are located in leased facilities, primarily in shopping malls, in 29 states.  A substantial portion of these lease commitments consist of store leases with an initial term of ten years. The leases expire at various dates between 2011 and 2020.  Rental terms for new locations often include a fixed minimum rent plus a percentage of sales in excess of a specified amount.  We typically pay certain operating costs such as common area maintenance, utilities, insurance and taxes.  As a part of our normal-course operations, we will continue to close certain underperforming retail stores upon the expiration of such store leases.  See “Business – Store Operations.”

The following table sets forth the locations of Frederick’s of Hollywood retail stores as of September 10, 2010.

Arizona	4	Massachusetts	4	Oklahoma	2
California	44	Michigan	3	Oregon	2
Connecticut	1	Minnesota	2	Pennsylvania	1
Florida	15	Missouri	1	South Carolina	1
Georgia	4	Nevada	5	Tennessee	1
Hawaii	1	New Hampshire	1	Texas	12
Illinois	4	New Jersey	1	Virginia	2
Indiana	1	New Mexico	1	Washington	1
Kansas	1	New York	6	Wisconsin	1
Maryland	1	Ohio	3

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

Discontinued Operations

We lease approximately 31,000 square feet of space for our corporate offices and wholesale divisional sales office at 1115 Broadway, New York, NY pursuant to a lease that expires in December 2010.  In connection with the discontinuation of our wholesale operations, we do not intend to renew this lease following its expiration.  Our remaining obligations under the lease are approximately $516,000.  Effective January 1, 2011, our corporate offices will be relocated to California.

We lease approximately 3,000 square feet of space for the wholesale division showroom at 180 Madison Avenue, New York, NY pursuant to a lease that expires in May 2011.  In connection with the discontinuation of our wholesale operations, we do not intend to renew this lease upon its expiration.  Our remaining obligations under the lease are approximately $99,000.

We lease approximately 212,000 square feet of space for manufacturing support and warehousing and distribution in Poplarville, MS pursuant to a lease that expires in November 2010.  In connection with the discontinuation of our wholesale operations, we do not intend to renew this lease, and we are in the process of consolidating all of our distribution operations into our Phoenix, AZ facility.  We have no remaining obligations under this lease.

We lease approximately 19,000 square feet of space in Rizal, TayTay, Philippines, which housed our manufacturing operations until June 2010 and currently is used for manufacturing support and office space.  The lease expires in January 2011 and we do not intend to renew this lease upon its expiration.  Our remaining obligations under the lease are approximately $21,000.

ITEM 3. – LEGAL PROCEEDINGS

We are involved from time to time in litigation incidental to our business.  We believe that the outcome of such litigation will not have a material adverse effect on our results of operations or financial condition.

ITEM 4. – [REMOVED AND RESERVED]

PART II

ITEM 5. – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE Amex under the symbol “FOH.”  The following table sets forth the reported high and low sales prices per share for the periods indicated.

	High	Low
Year Ended July 31, 2010
First Quarter	$2.54	$0.83
Second Quarter	1.80	1.05
Third Quarter	1.74	1.06
Fourth Quarter	1.11	0.70
Year Ended July 25, 2009
First Quarter	$1.10	$0.51
Second Quarter	0.56	0.16
Third Quarter	0.65	0.12
Fourth Quarter	0.85	0.51

On October 11, 2010, the closing sale price of our common stock was $0.85.

Holders

As of October 11, 2010, there were approximately 780 shareholders of record of our common stock.  We believe that there are also a significant number of beneficial owners of our common stock whose shares are held in “street name.”

Dividend Policy

We have not paid any cash dividends on our common stock to date.  It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any cash dividends in the foreseeable future.  The payment of dividends will be within the discretion of our board of directors and will be contingent upon our revenues and earnings, if any, capital requirements, general financial condition and such other factors as our board may consider.  In addition, certain covenants in our Facility (defined below) with Wells Fargo Retail Finance II, LLC (“Wells Fargo”) and our Term Loan (defined below) with Hilco Brands, LLC (“Hilco”) substantially restrict payment of cash dividends.

ITEM 6. – SELECTED FINANCIAL DATA

This item is not required to be completed by smaller reporting companies.  Our consolidated financial statements appear elsewhere in this report in Item 8. – “Financial Statements and Supplementary Data.”

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Frederick’s of Hollywood Group Inc., through its subsidiaries, sells women’s intimate apparel and related products under its proprietary Frederick’s of Hollywood® brand predominantly through its U.S. mall-based Frederick’s of Hollywood specialty retail stores, which are referred to as “Stores,” and through its catalog and website at www.fredericks.com, which are referred to collectively as “Direct.”  As of July 31, 2010, we operated 126 Frederick’s of Hollywood stores nationwide and during fiscal year 2010 mailed approximately 15.3 million catalogs.

Financial information for the fiscal years ended July 31, 2010 and July 25, 2009 is included in the consolidated financial statements appearing elsewhere in this report.

Operating Initiatives

For a discussion of our operating initiatives, see Item 1. “Business – Operating Initiatives.”

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

Our accounting policies are more fully described in Note 2 to the consolidated financial statements appearing elsewhere in this report. Management has identified certain critical accounting policies that are described below.

Our most significant areas of estimation and assumption are:

•	determination of the appropriate amount and timing of markdowns to clear unproductive or slow-moving inventory and overall inventory obsolescence;

•	estimation of future cash flows used to assess the recoverability of long-lived assets, including trademarks and goodwill;

•	estimation of expected customer merchandise returns;

•	estimation of the net deferred income tax asset valuation allowance; and

•	estimation of deferred catalog costs and the amount of future benefit to be derived from the catalogs.

Revenue Recognition – We record revenue at the point of sale for Stores and at the time of estimated receipt by the customer for Direct sales.  Outbound shipping charges billed to customers are included in net sales.  We record an allowance for estimated returns from our retail consumers in the period of sale based on prior experience.  At July 31, 2010 and July 25, 2009, the allowance for estimated returns from our retail customers was $868,000 and $947,000, respectively.  If actual returns are greater than those expected, additional sales returns may be recorded in the future.  Historically, management has found its return reserve to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.

Merchandise Inventories – Store inventories are valued at the lower of cost or market using the retail inventory first-in, first-out (“FIFO”) method, and Direct inventories are valued at the lower of cost or market, on an average cost basis that approximates the FIFO method.  Store and Direct inventories consist entirely of finished goods.  Freight costs are included in inventory and vendor promotional allowances are recorded as a reduction in inventory cost.

These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations as well as gross margins. Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends. Additionally, we accrue for planned but unexecuted markdowns. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. Inventory reserves were $278,000 and $297,000 at July 31, 2010 and July 25, 2009, respectively.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit. Direct-response advertising consists primarily of product catalogs of FOH Holdings’ mail order subsidiary. The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally six months. The realizability of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future net revenues. Direct-response advertising costs of $1,488,000 and $1,751,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at July 31, 2010 and July 25, 2009, respectively. Management believes that they have appropriately determined the expected period of future benefit as of the date of its consolidated financial statements; however, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.

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

The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance.  Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required.  For the years ended July 31, 2010 and July 25, 2009, we recorded an  impairment of property and equipment of $1,705,000 and $174,000, respectively.

Goodwill and Intangible Assets – We have certain intangible assets and previously had goodwill. Intangible assets consist of trademarks, principally the Frederick’s of Hollywood trade name and domain names. We have determined the trademarks and domain names to have indefinite lives. Applicable accounting literature requires us not to amortize indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred. The fair value of the trademarks was determined using the relief-from-royalty method. The relief-from-royalty method estimates the royalty expense that could be avoided in the operating business as a result of owning the respective asset or technology. The royalty savings are measured, tax-effected and, thereafter, converted to present value with a discount rate that considers the risk associated with owning the intangible asset. No impairment was present and no write-down was required when the trademarks were reviewed for impairment in connection with the annual impairment test.

We previously had goodwill, but recorded an impairment charge of $6,678,000 in the second quarter of fiscal year 2009.  After recognizing the impairment charge, we have no remaining goodwill on our consolidated balance sheet.

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

Results of Operations

Management considers certain key indicators when reviewing our results of operations and liquidity and capital resources. One key operating metric is the performance of comparable store sales, which are the net merchandise sales of stores that have been open at least one complete year. Because our results of operations are subject to seasonal variations, retail sales are reviewed against comparable store sales for the similar period in the prior year. A material factor that we consider when reviewing sales is the gross profit percentage. We also consider our selling, general and administrative expenses as a key indicator in evaluating our financial performance. Inventory and our outstanding borrowings are the main indicators we consider when we review our liquidity and capital resources, particularly the size and age of the inventory. We review all of our key indicators against the prior year and our operating projections in order to evaluate our operating performance and financial condition.

During the fourth quarter of fiscal year 2010, we made a strategic decision to divest our wholesale business due to continuing losses and in order to focus on our core retail operations. This decision was driven by a number of factors. These factors include, but are not limited to, a dramatic reduction in our business with Walmart, which historically represented a significant portion of our wholesale business. This reduction was primarily the result of Walmart producing its own merchandise, selecting competing vendors, and shifting its focus to product categories that differed from the products Walmart historically purchased from us. We also lost a significant amount of business from other retail customers that began producing products themselves and selecting vendors with branding capabilities.

The following table shows each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the consolidated financial statements included elsewhere in this report (in thousands, except for percentages, which percentages may not add due to rounding):

	Year Ended
	July 31, 2010		July 25, 2009
	(53 weeks)		(52 weeks)
Net sales	$133,855	100.0%	$141,810	100.0%
Cost of goods sold, buying and occupancy	84,180	62.9%	88,244	62.2%
Gross profit	49,675	37.1%	53,566	37.8%
Selling, general and administrative expenses	55,079	41.2%	58,589	41.3%
Goodwill impairment	-	-	6,678	4.7%
Impairment of long-lived assets	1,705	1.3%	174	0.1%
Operating loss	(7,109)	(5.3)%	(11,875)	(8.4)%
Interest expense, net	1,651	1.2%	1,531	1.1%
Loss from continuing operations before income tax provision	(8,760)	(6.5)%	(13,406)	(9.5)%
Income tax provision	47	0.4%	87	0.0%
Loss from continuing operations	(8,807)	(6.6)%	(13,493)	(9.5)%
Loss from discontinued operations, net of tax provision	(12,357)	(9.2)%	(20,554)	(14.5)%
Net loss	(21,164)	(15.8)%	(34,047)	(24.0)%
Less: Preferred stock dividends	430		584
Net loss applicable to common shareholders	$(21,594)		$(34,631)

Fiscal Year 2010 Compared to Fiscal Year 2009

Our fiscal year is the 52 or 53-week period ending on the last Saturday in July.  Our consolidated financial statements for fiscal years 2010 and 2009 consist of the 53-week period ended July 31, 2010 and the 52-week period ended July 25, 2009, respectively.

Net Sales

Net sales for the year ended July 31, 2010 decreased to $133,855,000 as compared to $141,810,000 for the year ended July 25, 2009, and were as follows (in thousands, except for percentages):

	Year Ended
	July 31, 2010	July 25, 2009	Decrease	% of decrease from prior year
Stores	$84,280	$89,863	$(5,583)	(6.2)%
Direct (catalog and website)	49,575	51,947	(2,372)	(4.6)%
Total net sales	$133,855	$141,810	$(7,955)	(5.6)%

Total store sales decreased by $5,583,000, or 6.2%, for the year ended July 31, 2010 as compared to the year ended July 25, 2009. Comparable store sales decreased by $4,589,000, or 5.5%, for the year ended July 31, 2010 as compared to the year ended July 25, 2009.  The decrease in sales is primarily due to a decrease in consumer spending resulting from the challenging macroeconomic environment, and more specifically to the severe economic downturn of the regional economies in states where our stores are concentrated, including California, Nevada and Florida.

Direct sales, which are comprised of sales from our catalog and website operations, decreased by $2,372,000, or 4.6%, for the year ended July 31, 2010 as compared to the year ended July 25, 2009. The decrease is attributable to a reduction in the number of orders placed by our Direct customers, which was primarily due to a reduction in consumer discretionary spending and a strategic decision to reduce catalog circulation from 17.6 million to 15.3 million in an effort to reduce catalog costs.  We plan to continue to reduce catalog circulation while simultaneously increasing our web-based marketing efforts.

Gross Profit

Gross margin (gross profit as a percentage of net sales) for the year ended July 31, 2010 was 37.1% as compared to 37.8% for the year ended July 25, 2009.  The largest contributors to the decrease in gross margin were the following:

•	Product costs as a percentage of sales increased by 0.1 percentage points for the year ended July 31, 2010 as compared to the year ended July 25, 2009.

•
Occupancy costs, which consist of rent, common area maintenance, utilities and real estate taxes, decreased by $736,000 for the year ended July 31, 2010 as compared to the year ended July 25, 2009; however, as a percentage of sales, occupancy costs increased by 0.4 percentage points as a result of lower retail sales.  The decrease in occupancy costs for the year ended July 31, 2010 is attributable to reductions in real estate management, repair and maintenance costs and other related expenses.

Selling, General and Administrative Expenses

	Year Ended
	July 31, 2010	July 25, 2009	Decrease
	(in thousands)
Retail	$52,904	$56,305	$(3,401)
Corporate executive office	2,175	2,284	(109)
Total	$55,079	$58,589	$(3,510)

Selling, general and administrative expenses for the year ended July 31, 2010 decreased by $3,510,000 to $55,079,000, or 41.1% of sales, from $58,589,000, or 41.3% of sales, for the year ended July 25, 2009. This decrease is primarily attributable to the following:

•
Expenses related to retail corporate overhead decreased by $598,000, which was primarily due to a decrease in salaries and salary-related costs of $273,000 resulting from a reduction in full-time personnel, partially offset by an increase in temporary personnel to fill various positions, a reduction in consulting fees of $176,000 and a decrease in recruitment fees of $67,000.

•
Store selling, general and administrative expenses decreased by $1,148,000, which was primarily due to decreases in (1) store salaries and salary-related costs of $656,000, which is the result of reductions in store staffing requirements, and decreases in earned incentives due to lower sales and (2) store support costs of $621,000 due to reductions in personnel, fewer district sales meetings and corresponding reductions in travel expenses.

•
Direct selling, general and administrative expenses decreased by $2,266,000, primarily as a result of a $2,128,000 reduction in catalog costs and a $1,051,000 decrease in marketing expense.  These decreases were partially offset by a lawsuit we settled in the prior year related to the unsuccessful launch of a new website platform in fiscal year 2008, pursuant to which we received a lump sum cash payment and other non-cash consideration totaling $756,000.  The reduction in catalog costs was due to a planned strategic decrease in circulation and our continued roll out of various cost effective alternatives to full size catalogs such as targeted emails, postcards and persona books.  The decrease in marketing expenses was due to lower commissions earned by online marketing affiliates and lower Internet search engine fees.  We expect catalog costs to continue to decline in fiscal year 2011, but web-based marketing expenses to increase as we increase our focus on web-based marketing initiatives.

•
The expenses related to the corporate executive office decreased by $109,000 to $2,175,000 for the year ended July 31, 2010 from $2,284,000 for the year ended July 25, 2009.  These expenses include costs associated with our Chief Executive Officer, Chief Financial Officer and Board of Directors.

Goodwill Impairment

As our market capitalization was significantly below our book value at January 24, 2009, we performed an impairment analysis.  We determined that the goodwill balance was impaired as a result of our current and future projected financial results due to the poor macroeconomic outlook.  Accordingly, we recorded a goodwill impairment charge of $6,678,000 in the second quarter ended January 24, 2009.  After recognizing the impairment charge in fiscal year 2009, we had no remaining goodwill on our consolidated balance sheet.  Accordingly, no goodwill impairment charge was recorded in fiscal year 2010.

Impairment of Long-lived Assets

We record impairment charges whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows.  At July 25, 2009, we identified one underperforming store that we concluded was impaired and recorded an impairment charge of $174,000 related to that store.  At July 31, 2010, we identified nine additional underperforming stores that we concluded were impaired due to sustained historical losses at those stores and recorded an impairment charge of $1,705,000 related to those stores.

Interest Expense, Net

During the year ended July 31, 2010, net interest expense was $1,651,000 as compared to $1,531,000 for the year ended July 31, 2009.  This $120,000 increase is the result of higher interest rates, partially offset by overall lower borrowing levels as compared to the prior year.

Income Tax Provision

Our effective tax rate is less than 1% for each of the years ended July 31, 2010 and July 25, 2009, respectively.  Our income tax provision for the years ended July 31, 2010 and July 25, 2009 primarily represents minimum and net worth taxes due in various states.  Due to the uncertainty of realization in future periods, no tax benefit has been recognized on the net losses for these years.  Accordingly, a full valuation allowance has been established on the current loss and all net deferred tax assets existing at the end of the period excluding the deferred tax liability related to trademarks, which have an indefinite life.

Discontinued Operations

During the fourth quarter of fiscal year 2010, we made a strategic decision to divest our wholesale business due to continuing losses and in order to focus on our core retail operations.  Our wholesale operations are classified as discontinued operations for all periods presented in the consolidated financial statements appearing elsewhere in this report.  The loss from discontinued operations, net of tax, decreased by $8,197,000 from $20,554,000 for the year ended July 25, 2009 to $12,357,000 for the year ended July 31, 2010.  This decrease was primarily due to the goodwill impairment charge of $12,422,000 recorded in the second quarter of fiscal year 2009.  During fiscal year 2010, we recorded an impairment charge to fixed assets of $428,000 and a write-down of intangible assets of $5,351,000.  Revenues from discontinued operations decreased by $14,347,000 from $34,500,000 for the year ended July 25, 2009 to $20,153,000 for the year-ended July 31, 2010.

Liquidity and Capital Resources

Cash Used in Operations

Net cash provided by operating activities for the year ended July 31, 2010 was $2,171,000, resulting primarily from the following:

•	non-cash expenses of $4,207,000 for depreciation and amortization;

•	a non-cash impairment of long-lived assets of $1,705,000, which was due to the impairment of the property and equipment related to nine of our retail stores;

•	non-cash stock-based compensation expense of $767,000; and

•
a decrease in merchandise inventories of $4,293,000, which was due to a higher inventory level at July 25, 2009 than was optimal for the business and the late delivery of products from our vendors as a result of our past due payments in July 2010.  Product deliveries have returned to normal levels subsequent to receiving the funds of our Term Loan described below.

These improvements in cash flow were partially offset by net losses for the year ended July 31, 2010 of $8,807,000 from continuing operations and $12,357,000 from discontinued operations.

Cash Used in Investing Activities

Net cash used in investing activities for the year ended July 31, 2010 was $874,000, which resulted primarily from expenditures for new stores of $438,000, store equipment purchases of $167,000 and other general corporate expenditures totaling $269,000.

Cash Used in Financing Activities

Net cash used in financing activities for the year ended July 31, 2010 was $1,316,000, resulting primarily from $7,000,000 under the Term Loan (defined below) and net proceeds of $2,742,000 from the sale of common stock in the Private Placement (defined below).  These cash inflows were reduced by our net borrowings of $5,976,000 under the Facility (defined below), and $4,660,000 of cash restricted for repayment of the Facility.

Private Placement

On March 16, 2010, we completed a private placement to accredited investors of 2,907,051 shares of common stock at $1.05 per share, raising total gross proceeds of approximately $3,052,000 (“Private Placement”).  The investors in the Private Placement also received two-and-a-half year Series A warrants to purchase up to an aggregate of 1,162,820 shares of common stock at an exercise price of $1.25 per share, and five-year Series B warrants to purchase up to an aggregate of 1,162,820 shares of common stock at an exercise price of $1.55 per share. Both warrants became exercisable on September 16, 2010, the six-month anniversary of the closing date. Each of the Series A and Series B warrants are callable for $0.01 per warrant commencing 30 days after their initial exercise date if our stock price exceeds $2.25 per share and $3.10 per share, respectively, for seven consecutive trading days and the average daily volume during such period exceeds 100,000 shares per trading day. Additionally, the Series B warrants may be exercised by the holders on a cashless basis.

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

As a result of the Private Placement, pursuant to the anti-dilution adjustment provisions contained in our Amended and Restated Certificate of Incorporation governing the terms of our Series A Preferred Stock (defined below), the number of shares of common stock issuable upon conversion of the Series A Preferred Stock was increased from 1,512,219 shares to 1,622,682 shares.  All of the outstanding shares of Series A Preferred Stock were converted into common stock pursuant to the Exchange and Conversion Agreement (defined below).  Additionally, pursuant to the anti-dilution adjustment provisions contained in the warrants issued to Fursa Alternative Strategies LLC and Tokarz Investments, LLC in connection with our merger with FOH Holdings, the number of shares of common stock issuable upon exercise of such warrants was increased from an aggregate of 596,592 shares to an aggregate of 635,076 shares and the exercise price of such warrants was decreased from $3.52 per share to $3.31 per share.

Revolving Credit Facility

We and certain of our subsidiaries have a senior credit facility, as amended (the “Facility”) with Wells Fargo, which matures on January 28, 2012. The Facility originally was for a maximum amount of $50 million comprised of a $25 million line of credit with a $15 million sub-limit for letters of credit, and up to an additional $25 million commitment in increments of $5 million at our option so long as we are in compliance with the terms of the Facility.  The Facility also originally was secured by a first priority security interest in all of our assets.

The actual amount of credit available under the Facility is determined using measurements based on our receivables, inventory and other measures.  The applicable percentages used in calculating the borrowing base under the Facility were reduced on March 16, 2010 following the closing of the Private Placement.  Interest is payable monthly, in arrears, at the Wells Fargo prime rate plus 175 basis points for “Base Rate” loans and at LIBOR plus 300 basis points for “LIBOR Rate” loans.  There also is a fee of 50 basis points on any unused portion of the Facility.

On November 4, 2008, we utilized the accordion feature under the Facility to increase the borrowing limit from $25 million to $30 million.  In utilizing the accordion feature, our minimum availability reserve increased by $375,000 (7.5% of the $5,000,000 increase) to $2,250,000 (7.5% of the $30,000,000) and we incurred a one-time closing fee of $12,500.

On September 21, 2009, the Facility was amended to provide for a $2,000,000 bridge facility at an annual interest rate of LIBOR plus 10% (the “Bridge Loan”), to be repaid upon the earlier of December 7, 2009 and the consummation of a financing in which we received net proceeds of at least $4,900,000.  On October 23, 2009, the Facility was further amended to extend the December 7, 2009 repayment date to August 1, 2010 and to reduce the net proceeds that we were required to receive to an aggregate of $4,400,000.

On July 30, 2010, we repaid the Bridge Loan with proceeds from the Term Loan described below.  In connection therewith, the Facility was amended to, among other things, (i) reduce the line of credit commitment from $25 million to $20 million and (ii) provide for the Facility to be secured by a second priority interest in all of our intellectual property and a first priority security interest in substantially all of our other assets.

In connection with the amendments to the Facility described above, we incurred a one-time amendment fee of $150,000, one half of which was paid in connection with the September 2009 amendment to the Facility and the remainder was paid subsequent to the fiscal year ended July 31, 2010 following the repayment of the Bridge Loan.

As of July 31, 2010, we had (i) $2,269,000 outstanding under the Facility at a Base Rate of 5.0% and (ii) $1,000,000 outstanding under the Facility at a LIBOR Rate of 3.43%.  For the year ended July 31, 2010, borrowings under the Facility (including the Bridge Loan) peaked at $16,996,000 and the average borrowing during the period was approximately $11,435,000.  In addition, at July 31, 2010, we had $1,664,000 of outstanding letters of credit under the Facility.

As of July 25, 2009, we had $9,245,000 outstanding under the Facility at a rate of 3.0%.  For the year ended July 25, 2009, borrowings under the Facility peaked at $26,436,000 and the average borrowing during the period was approximately $14,404,000.  In addition, at July 25, 2009, we had $1,528,000 of outstanding letters of credit under the Facility.

The Facility contains customary representations and warranties, affirmative and restrictive covenants and events of default.  The restrictive covenants limit our ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, dispose of inventory, incur certain lease obligations, make capital expenditures, pay dividends, redeem or repurchase outstanding equity and issue capital stock.  In lieu of financial covenants, fixed charge coverage and overall debt ratios, we also are required to maintain specified minimum availability reserves. At July 31, 2010, we were in compliance with the Facility’s covenants and minimum availability reserve requirements.

Term Loan

On July 30, 2010, we and certain of our subsidiaries entered into a financing agreement (the “Hilco Financing Agreement”) with the lending parties from time to time a party thereto and Hilco, as lender and also as arranger and agent.  The Hilco Financing Agreement provides for a term loan in the aggregate principal amount of $7,000,000 (“Term Loan”).  From the Term Loan proceeds, $2,000,000 was used to repay the Bridge Loan with the balance to be available to us for additional working capital.

One-half of the principal amount of the Term Loan, together with accrued interest, is payable by us on July 30, 2013 (the “Initial Maturity Date”) and the other half of the principal amount of the Term Loan, together with accrued interest, is payable on July 30, 2014 (the “Maturity Date”).  The Term Loan bears interest at a fixed rate of 9.0% per annum (“Regular Interest”) and an additional 6.0% per annum compounded annually (“PIK Interest”).  Regular Interest is payable quarterly, in arrears, on the first day of each calendar quarter, commencing on October 1, 2010 and at maturity.  PIK Interest is payable on the Initial Maturity Date and the Maturity Date, with us having the right, at the end of any calendar quarter, to pay all or any portion of the then accrued PIK Interest.

The Term Loan is secured by a first priority security interest in all of our intellectual property and a second priority security interest in substantially all of our other assets, all in accordance with the terms and conditions of a Security Agreement between us and Hilco entered into concurrently with the Hilco Financing Agreement.  Also, concurrently with the Hilco Financing Agreement, Hilco and Wells Fargo entered into an Intercreditor Agreement, acknowledged by us, setting forth, among other things, their respective rights and obligations as to the collateral covered by the Security Agreement.  Our obligations under the Hilco Financing Agreement are also guarantied by one of our wholly-owned subsidiaries that is not a borrower under the Hilco Financing Agreement.

The Hilco Financing Agreement and other loan documents contain customary representations and warranties, affirmative and negative covenants and events of default substantially similar to those contained in the Facility, except that the Hilco Financing Agreement contains a debt service coverage ratio covenant, which becomes effective commencing for the fiscal year ending July 30, 2011.  The restrictive covenants limit our ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, dispose of inventory, incur certain lease obligations, make capital expenditures, pay dividends, redeem or repurchase outstanding equity and issue capital stock.  We paid a one-time fee of $280,000 in connection with the closing of the Term Loan.

Long-Term Debt – Related Party, Series A Preferred Stock and Warrants

Background

Series A Preferred Stock.  On January 28, 2008, we issued an aggregate of 3,629,325 shares of Series A 7.5% Convertible Preferred Stock (“Series A Preferred Stock”) to Fursa in exchange for a $7,500,000 portion of the debt owed by FOH Holdings and its subsidiaries.  The Series A Preferred Stock was convertible at any time at the option of the holders into an aggregate of 1,512,219 shares of common stock, subject to adjustment.  Pursuant to the anti-dilution adjustment provisions contained in our Amended and Restated Certificate of Incorporation governing the terms of the Series A Preferred Stock, following the Private Placement, the number of shares of common stock issuable upon conversion of the Series A Preferred Stock was increased from 1,512,219 shares to 1,622,682 shares.  As of July 25, 2009, the Company had accrued dividends of $865,000.

Warrants.  Also on January 28, 2008, as sole consideration for their commitments to act as standby purchasers in connection with our $20 million rights offering, we issued to Fursa and Tokarz warrants to purchase an aggregate of 596,592 shares of common stock, subject to adjustment.  Pursuant to the anti-dilution adjustment provisions contained in the warrants, following the Private Placement, the number of shares of common stock issuable upon exercise of the warrants was increased from an aggregate of 596,592 shares to an aggregate of 635,076 shares and the exercise price was decreased from $3.52 per share to $3.31 per share.  The warrants expire on January 28, 2011.

Tranche C Debt.  As of July 25, 2009, we also had $13,586,000 of secured long-term debt (including accrued interest) due to Fursa (“Tranche C Debt”), which was scheduled to mature on July 28, 2012.  This debt bore interest at the fixed rate of 7% per annum with 1% payable in cash and 6% payable in kind.  The Tranche C Debt was secured by substantially all of our assets and was second in priority to the Facility.  The Tranche C Debt contained customary representations and warranties, affirmative and restrictive covenants and events of default substantially similar to, and no more restrictive than, those contained in the Facility.

Exchange of Long-Term Debt – Related Party and Preferred Stock Conversion

On May 18, 2010, we completed the transactions contemplated by the Debt Exchange and Preferred Stock Conversion Agreement, dated as of February 1, 2010 (“Exchange and Conversion Agreement”), with accounts and funds managed by and/or affiliated with Fursa.  At the closing, we issued to Fursa an aggregate of 8,664,373 shares of common stock upon exchange of approximately $14,285,000 of outstanding Tranche C Debt and accrued interest, and conversion of approximately $8,795,000 of Series A Preferred Stock, including accrued dividends, representing all of the outstanding shares of Series A Preferred Stock, at an effective price of approximately $2.66 per share.

We also issued to Fursa three, five and seven-year warrants, each to purchase 500,000 shares of common stock (for an aggregate of 1,500,000 shares of common stock) at exercise prices of $2.00, $2.33 and $2.66 per share, respectively.  The warrants are exercisable for cash or on a cashless basis, at Fursa’s option.  At any time after the first anniversary of the issuance date, we may redeem the warrants, in whole but not in part, upon not less than 20 business days’ written notice to Fursa, at a redemption price of $0.01 per share, if the last sale price of the common stock is at least 200% of the exercise price of the warrants for 10 consecutive trading days ending on the day prior to the date on which notice of redemption is given to Fursa.  Following the transaction, Fursa’s aggregate beneficial ownership of our common stock increased from approximately 33% to approximately 47%.  As Fursa is a related party, the transaction resulted in an increase to shareholders’ equity of $23,080,000.

Future Financing Requirements

For the year ended July 31, 2010, our working capital deficiency decreased by $264,000 to ($2,530,000). As our business continues to be effected by limited working capital, management plans to carefully manage our working capital and continue to look for ways to improve our working capital position.  Management believes that the available borrowings under the Facility, along with our projected operating cash flows and the proceeds from the sale of the wholesale division, will be sufficient to cover our working capital requirements and capital expenditures through the end of fiscal year 2011.  Our ability to achieve our fiscal year 2011 business plan is critical to maintaining adequate liquidity.  There can be no assurance that we will be successful in our efforts.

We expect that our capital expenditures for fiscal year 2011 will be approximately $1,500,000, primarily for improvements to our information technology systems, expenditures to support our website initiatives, store refurbishment costs, and other general corporate expenditures.

Off Balance Sheet Arrangements

We are not a party to any material off-balance sheet financing arrangements.

Effect of New Accounting Standards

See Note 2, “Summary of Significant Accounting Policies,” included in the notes to the consolidated financial statements appearing elsewhere in this report for a discussion of recent accounting developments and their impact on our consolidated financial statements.  None of the new accounting standards are anticipated to materially impact us.

Seasonality and Inflation

Our business experiences seasonal sales patterns.  Sales and earnings typically peak during the second and third fiscal quarters (November through April), primarily during the holiday season in November and December, as well as the Valentine’s Day holiday in the month of February.  As a result, we maintain higher inventory levels during these peak selling periods.

We do not believe that our operating results have been materially affected by inflation during the preceding three years.  There can be no assurance, however, that our operating results will not be affected by inflation in the future.

Imports

Transactions with our foreign suppliers and our domestic suppliers that source products internationally are subject to the risks of doing business outside of the United States.  Our operations are subject to constraints imposed by agreements between the United States and the foreign countries in which we do business.  These agreements often impose quotas on the amount and type of goods that can be imported into the United States from these countries.  Such agreements also allow the United States to impose, at any time, restraints on the importation of categories of merchandise that, under the terms of the agreements, are not subject to specified limits.  Our products are also subject to United States customs duties and, in the ordinary course of business, we are from time to time subject to claims by the United States Customs Service for duties and other charges.  The United States and the countries in which our products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust presently prevailing quotas, duty or tariff levels, which could adversely affect our operations and our ability to continue to import products at current or increased levels.  We cannot predict the likelihood or frequency of any such events occurring.

ITEM 7A. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

We are exposed to interest rate risk associated with our Facility.  As of July 31, 2010, interest accrued at an agreed to reference rate, which was the Wells Fargo prime rate plus 175 basis points for “Base Rate” loans and the LIBOR rate plus 300 basis points for “LIBOR Rate” loans.  At July 31, 2010, we had $2,269,000 outstanding under the Facility at a Base Rate of 5.0%, (ii) $1,000,000 outstanding under the Facility at a LIBOR Rate of 3.43%.  For the year ended July 31, 2010, borrowings under the Facility peaked at $16,996,000 and the average borrowing during the period was approximately $11,435,000.

An increase in the interest rate of 100 basis points would have increased the interest on the Facility borrowings by approximately $32,690 for the year ended July 31, 2010.

Foreign Currency Risks

We buy products from a significant number of domestic vendors who enter into purchase obligations outside of the U.S.  All of our product purchase orders are negotiated and settled in U.S. dollars.  Therefore, we have no exposure to foreign currency exchange risks.  However, fluctuations in foreign currency rates could have an impact on our future purchases.

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

Item	Page

Report of Independent Registered Public Accounting Firm	26

Consolidated Balance Sheets at July 31, 2010 and July 25, 2009	27

Consolidated Statements of Operations for the years ended July 31, 2010 and July 25, 2009	28

Consolidated Statements of Shareholders’ Equity for the years ended July 31, 2010 and July 25, 2009	29

Consolidated Statements of Cash Flows for the years ended July 31, 2010 and July 25, 2009	30-31

Notes to Consolidated Financial Statements	32-47

Financial Statement Schedule:

For the fiscal years ended July 31, 2010 and July 25, 2009:
II – Valuation and Qualifying Accounts	48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Frederick’s of Hollywood Group Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Frederick’s of Hollywood Group Inc. and subsidiaries as of July 31, 2010 and July 25, 2009 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  Our audits also included the financial statement schedule listed in the Index at item 15 for the years ended July 31, 2010 and July 25, 2009.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Frederick’s of Hollywood Group Inc. and subsidiaries at July 31, 2010 and July 25, 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/	Mayer Hoffman McCann CPAs
(The New York Practice of Mayer Hoffman McCann P.C.)
New York, New York
October 22, 2010

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED BALANCE SHEETS
JULY 31, 2010 AND JULY 25, 2009
(In Thousands, Except Share Data)

	July 31,	July 25,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$536	$555
Restricted cash	4,660	-
Accounts receivable	1,127	1,380
Income tax receivable	127	172
Merchandise inventories	10,951	15,244
Prepaid expenses and other current assets	2,298	2,543
Deferred income tax assets	875	3,117
Current assets of discontinued operations	4,185	7,855
Total current assets	24,759	30,866
PROPERTY AND EQUIPMENT, Net	13,861	19,460
INTANGIBLE AND OTHER ASSETS	19,392	19,161
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	960	8,150
TOTAL ASSETS	$58,972	$77,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$3,269	$9,245
Deferred revenue from gift cards	1,781	1,692
Accounts payable and other accrued expenses	20,198	20,214
Current liabilities of discontinued operations	2,041	2,509
Total current liabilities	27,289	33,660
DEFERRED RENT AND TENANT ALLOWANCES	4,926	4,707
TERM LOAN	7,002	-
LONG-TERM DEBT—related party	-	13,336
OTHER LONG-TERM LIABILITIES	70	16
DEFERRED INCOME TAX LIABILITIES	8,377	12,153
TOTAL LIABILITIES	47,664	63,872
PREFERRED STOCK, $.01 par value – authorized, 10,000,000 shares at July 31, 2010 and July 25, 2009; issued and outstanding, none at July 31, 2010 and 3,629,325 shares of Series A preferred stock at July 25, 2009	-	7,500
COMMITMENTS AND CONTINGENCIES (NOTES 9 AND 11)	-	-
SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value – authorized, 200,000,000 shares at July 31, 2010 and July 25, 2009; issued and outstanding 38,343,199 shares at July 31, 2010 and 26,394,158 shares at July 25, 2009	383	263
Additional paid-in capital	86,977	60,444
Accumulated deficit	(75,969)	(54,375)
Accumulated other comprehensive loss	(83)	(67)
TOTAL SHAREHOLDERS’ EQUITY	11,308	6,265
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,972	$77,637

See notes to consolidated financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JULY 31, 2010 AND JULY 25, 2009
(In Thousands, Except Per Share Amounts)

	Year Ended
	July 31,	July 25,
	2010 (53 weeks)	2009 (52 weeks)

Net sales	$133,855	$141,810
Cost of goods sold, buying and occupancy	84,180	88,244
Gross profit	49,675	53,566
Selling, general and administrative expenses	55,079	58,589
Goodwill impairment	-	6,678
Impairment of long-lived assets	1,705	174
Operating loss	(7,109)	(11,875)
Interest expense, net	1,651	1,531
Loss before income tax provision	(8,760)	(13,406)
Income tax provision	47	87
Net loss from continuing operations	(8,807)	(13,493)
Net loss from discontinued operations, net of tax (benefit)/provision of $(1,462) and $45 for the years ended July 31, 2010 and July 25, 2009, respectively	(12,357)	(20,554)
Net loss	(21,164)	(34,047)
Less: Preferred stock dividends	430	584
Net loss applicable to common shareholders	$(21,594)	$(34,631)

Basic net loss per share from continuing operations	$(.32)	$(.54)
Basic net loss per share from discontinued operations	(.42)	(.78)
Total basic net loss per share applicable to common shareholders	$(.74)	$(1.32)

Diluted net loss per share from continuing operations	$(.32)	$(.54)
Diluted net loss per share from discontinued operations	(.42)	(.78)
Total diluted net loss per share applicable to common shareholders	$(.74)	$(1.32)

Weighted average shares outstanding – basic	29,272	26,272
Weighted average shares outstanding – diluted	29,272	26,272

See notes to consolidated financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED JULY 31, 2010 AND JULY 25, 2009
(In Thousands, Except Share Amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE, JULY 26, 2008	26,141,194	$261	$59,558	$(19,744)	$(9)	$40,066
Net loss				(34,047)		(34,047)
Cumulative translation adjustment	-	-	-	-	(58)	(58)
Comprehensive loss						(34,105)
Stock based compensation	-	-	826	-	-	826
Issuance of common stock	117,483	1	(1)	-	-	-
Issuance of common stock for directors’ fees	118,813	1	55	-	-	56
Stock options exercised	16,668	-	6	-	-	6
Accrued dividend on preferred stock	-	-	-	(584)	-	(584)
BALANCE, JULY 25, 2009	26,394,158	263	60,444	(54,375)	(67)	6,265
Net loss	-	-	-	(21,164)	-	(21,164)
Cumulative translation adjustment	-	-	-	-	(16)	(16)
Comprehensive loss						(21,180)
Stock based compensation	-	-	767	-	-	767
Private placement of common stock:
Issuance of common stock	2,907,051	29	3,023	-	-	3,052
Private placement fees	-	-	(310)	-	-	(310)
Conversion of preferred stock and long-term debt – related party	8,664,373	87	22,993	-	-	23,080
Issuance of common stock	325,000	3	(3)	-	-	-
Issuance of common stock for directors’ fees	52,617	1	63	-	-	64
Accrued dividend on preferred stock	-	-	-	(430)	-	(430)
BALANCE, JULY 31, 2010	38,343,199	$383	$86,977	$(75,969)	$(83)	$11,308

See notes to consolidated financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 31, 2010 AND JULY 25, 2009

(In Thousands)	July 31,	July 25,
	2010 (53 weeks)	2009 (52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,164)	$(34,047)
Net loss from discontinued operations	(12,357)	(20,554)
Net loss from continuing operations	(8,807)	(13,493)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Goodwill impairment	-	6,678
Depreciation and amortization	4,207	4,441
Issuance of common stock for directors’ fees	64	56
Stock-based compensation expense	767	826
Impairment of long-lived assets	1,705	174
Loss on disposal of property and equipment	254	60
Amortization of deferred financing costs	188	44
Non-cash interest on long-term debt – related party	721	775
Amortization of deferred rent and tenant allowances	113	732
Changes in operating assets and liabilities:
Accounts receivable	264	132
Merchandise inventories	4,293	362
Prepaid expenses and other current assets	245	972
Income tax receivable	45	(60)
Other assets	132	120
Accounts payable and other accrued expenses	(1,274)	3,963
Deferred revenue from gift cards	89	101
Tenant improvements allowances	96	575
Net cash used in operating activities of discontinued operations	(931)	(920)
Net cash provided by operating activities	2,171	5,538
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(816)	(3,676)
Net cash used in investing activities of discontinued operations	(58)	(206)
Net cash used in investing activities	(874)	(3,882)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving line of credit	(5,976)	(1,848)
Cash transferred into a restricted account	(4,660)	-
Proceeds on bridge facility	2,000	-
Repayment of bridge facility	(2,000)	-
Proceeds from sale of common stock	3,052	-
Cash paid for issuance costs	(310)	6
Repayment of capital lease obligation	54	-
Proceeds from term loan	7,000	-
Payment of deferred financing costs	(476)	-
Net cash used in financing activities of discontinued operations	-	(50)
Net cash used in financing activities	(1,316)	(1,892)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(19)	(236)
CASH AND CASH EQUIVALENTS:
Beginning of period	555	791
End of period	$536	$555

(Continued)

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 31, 2010 AND JULY 25, 2009
(In Thousands)

	Year Ended
	July 31, 2010 (53 weeks)	July 25, 2009 (52 weeks)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$879	$688
Taxes	$119	$107

(Concluded)

See notes to consolidated financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY AND BASIS OF PRESENTATION

Frederick’s of Hollywood Group Inc. (the “Company”), through its subsidiaries, sells women’s intimate apparel and related products under its proprietary Frederick’s of Hollywood® brand predominantly through U.S. mall-based specialty stores, which are referred to as “Stores,” and through its catalog and website at www.fredericks.com, which are referred to collectively as “Direct.”

The Company also designs, manufactures, distributes and sells women’s intimate apparel to mass merchandisers, specialty and department stores, discount retailers, national and regional chains and direct mail catalog marketers throughout the United States and Canada.  However, during the fourth quarter of fiscal year 2010, the Company made a strategic decision to divest its wholesale business due to continuing losses and in order to focus on its core retail operations.  These operations are classified herein as discontinued operations (See Note 3).

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company transactions and balances have been eliminated in consolidation.

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

The Company’s most significant areas of estimation and assumption are:

•	determination of the appropriate amount and timing of markdowns to clear unproductive or slow-moving retail inventory and overall inventory obsolescence;

•	estimation of future cash flows used to assess the recoverability of long-lived assets, including trademarks and other intangible assets;

•	estimation of expected customer merchandise returns;

•	estimation of the net deferred income tax asset valuation allowance; and

•	estimation of deferred catalog costs and the amount of future benefit to be derived from the catalogs.

Fiscal Year – The Company’s fiscal year is the 52- or 53-week period ending on the last Saturday in July.  The Company’s consolidated financial statements for fiscal years 2010 and 2009 consist of the 53-week period ended July 31, 2010 and the 52-week period ended July 25, 2009, respectively.

Cash and Cash Equivalents – The Company considers highly liquid investments with an initial maturity of three months or less to be cash equivalents.  As of July 31, 2010, the Company had $4,660,000 in restricted cash that can only be used to reduce its revolving credit facility (See Note 9).

Accounts Receivable – The Company’s accounts receivable is comprised primarily of amounts due from commercial credit card companies such as Visa, MasterCard, and American Express, which are generally received within a few days of the related transaction, so a reserve is not considered necessary.  Credit card receivables were $970,000 and $1,156,000 at July 31, 2010 and July 25, 2009, respectively.

Merchandise Inventories – Retail store inventories are valued at the lower of cost or market using the retail inventory first-in, first-out (“FIFO”) method, and Direct inventories are valued at the lower of cost or market, on an average cost basis that approximates the FIFO method.  Store and Direct inventories consist entirely of finished goods.  Freight costs are included in inventory and vendor promotional allowances are recorded as a reduction in inventory cost.

These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations and gross margins.  Markdowns are recorded when the sales value of the inventory has diminished.  Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends.  Additionally, the Company accrues for planned but unexecuted markdowns.  If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.  Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Inventory reserves were $278,000 and $297,000 at July 31, 2010 and July 25, 2009, respectively.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit.  Direct-response advertising consists primarily of product catalogs of FOH Holdings’ mail order subsidiary.  The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally six months.  The realizability of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future net revenues. Direct-response advertising costs of $1,488,000 and $1,751,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at July 31, 2010 and July 25, 2009, respectively. Management believes that they have appropriately determined the expected period of future benefit as of the date of its consolidated financial statements; however, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.  Direct-response advertising expense for the years ended July 31, 2010 and July 25, 2009 were $9,775,000 and $11,903,000, respectively.

Property and Equipment – Property and equipment are stated at cost, less accumulated depreciation. The Company’s policy is to capitalize expenditures that materially increase asset lives and expense ordinary repairs and maintenance as incurred. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets, which is generally three years for computer software, five years for computer equipment, three to seven years for furniture and equipment, and the shorter of the remaining lease term or the estimated useful life for leasehold improvements.

Deferred Financing Costs – Deferred financing costs are amortized using the straight-line method over the terms of the related debt agreements, which approximate the effective interest method. Amortization of deferred financing costs were $188,000 and $44,000 for the years ended July 31, 2010 and July 25, 2009, respectively, and were included in interest expense in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets – The Company reviews long-lived assets, including property and equipment and its amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows.  If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets.  Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required.  The Company recorded impairment charges related to underperforming retail stores in the accompanying consolidated statements of operations of $1,705,000 and $174,000 for the years ended July 31, 2010 and July 25, 2009, respectively.

Goodwill and Intangible Assets – The Company has certain intangible assets and had goodwill.  Intangible assets consist of trademarks, principally the Frederick’s of Hollywood trade name, customer relationships and domain names recognized in accordance with purchase accounting.  Goodwill represented the portion of the purchase price that could not be attributed to specific tangible or identified intangible assets recorded in connection with purchase accounting.  Goodwill was not deductible for tax purposes.  The customer relationships were amortized by an accelerated method based upon customer retention rates.

The Company has determined the trademarks and domain names to have indefinite lives.  Applicable accounting guidance requires the Company to not amortize goodwill and certain other indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred.  The fair value of the trademarks was determined using the relief-from-royalty method.  The relief-from-royalty method estimates the royalty expense that could be avoided in the operating business as a result of owning the respective asset or technology.  The royalty savings are measured, tax-effected and, thereafter, converted to present value with a discount rate that considers the risk associated with owning the intangible asset.  No impairment was present and no write-down was required when the trademarks were reviewed for impairment in connection with the annual impairment test.

As the Company’s market capitalization was significantly below its book value at January 24, 2009, the Company performed an impairment analysis.  The Company determined that the goodwill balance was impaired as a result of its then current and future projected financial results due to the poor macroeconomic outlook.  Accordingly, the Company recorded a goodwill impairment charge of $6,678,000 in the second quarter of fiscal year 2009.  After recognizing the impairment charge, the Company had no remaining goodwill on its consolidated balance sheet.

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

Fair Value of Financial Instruments – The Company’s management believes the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value due to their short maturity.  The carrying amount of the revolving line of credit approximates fair value, as these borrowings have variable rates that reflect currently available terms and conditions for similar debt.  The Company believes its long-term debt approximates fair value because the transactions contemplated by the financing agreement relating to this debt was consummated on July 30, 2010 (See Note 9).

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

Applicable accounting literature requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.  Accounting provisions also require that a change in judgment that results in subsequent recognition, derecognition, or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs.  The Company regularly evaluates the likelihood of recognizing the benefit for income tax positions taken in various federal and state filings by considering all relevant facts, circumstances, and information available.

The Company classifies any interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Revenue Recognition – The Company records revenue at the point of sale for Stores and at the time of estimated receipt by the customer for Direct sales.  Outbound shipping charges billed to customers are included in net sales.  The Company records an allowance for estimated returns from its retail consumers in the period of sale based on prior experience.  At July 31, 2010 and July 25, 2009, the allowance for estimated returns from the Company's retail customers was $868,000 and $947,000, respectively.  If actual returns are greater than those expected, additional sales returns may be recorded in the future.  Sales are recorded net of sales taxes collected from customers at the time of the transaction.

The Company records other revenues for shipping revenues, as well as for commissions earned on direct sell-through programs on a net basis as the Company acts as an agent on behalf of the related vendor. For the years ended July 31, 2010 and July 25, 2009, total other revenues recorded in net sales in the accompanying consolidated statements of operations were $8,017,000 and $9,037,000, respectively.

Gift certificates and gift cards sold are carried as a liability and revenue is recognized when the gift certificate or card is redeemed.  Store credits may be given to customers in exchange for returned goods and are carried as a liability until redeemed. To date, the Company has not recognized any revenue associated with breakage from the gift certificates, gift cards or store credits because they do not have expiration dates.

Costs of Goods Sold, Buying, and Occupancy – The Company’s costs of goods sold, buying, and occupancy includes the cost of merchandise, freight from vendors, shipping and handling, payroll and benefits for the design, buying, and merchandising personnel, warehouse and distribution, and store occupancy costs. Store occupancy costs include rent, deferred rent, common area maintenance, utilities, real estate taxes, and depreciation.

Shipping and Handling Costs – The Company’s net sales include amounts billed to customers for shipping and handling at the time of shipment. Costs incurred for shipping and handling are included in costs of goods sold, buying, and occupancy.

Selling, General, and Administrative Expenses – The Company’s selling, general and administrative expenses primarily includes payroll and benefit costs for its store, catalog, and internet selling and administrative departments (including corporate functions), advertising, and other operating expenses not specifically categorized elsewhere in the consolidated statements of operations.

Advertising Costs – Costs associated with advertising, excluding direct-response advertising, and including in-store signage and promotions, are charged to operating expense when the advertising first takes place. For the years ended July 31, 2010 and July 25, 2009, the Company recorded advertising costs of approximately $4,473,000 and $4,917,000, respectively.

Net Loss Per Share – Basic net loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net loss per share also includes the dilutive effect of potential common shares outstanding during the period from stock options, warrants and convertible preferred stock.

Foreign Currency Translation – The assets and liabilities of the Company’s Canadian subsidiary, Cinejour Lingerie Inc. (“Cinejour”), are translated into U.S. dollars at current exchange rates on the balance sheet date and revenue and expenses are translated at average exchange rates for the respective years.  The net exchange differences resulting from these translations are recorded as a translation adjustment which is a component of shareholders’ equity. Cinejour’s functional currency is the Canadian dollar.  The operations of Cinejour are included in discontinued operations in the consolidated financial statements.

Supplemental Disclosure of Non-cash Financing Transactions – The Company had outstanding accounts payable and accrued expenses of $20,000 and $248,000 at July 25, 2009 and July 26, 2008, respectively, relating to purchases of property and equipment.  At July 31, 2010, there are no amounts outstanding in accounts payable and accrued expenses relating to purchases of property and equipment.  During the year ended July 31, 2010, the Company acquired equipment through a capital lease for $167,000. Also during the years ended July 31, 2010 and July 25, 2009, the Company accrued dividends of $430,000 and $584,000, respectively, on its Series A 7.5% Convertible Preferred Stock (“Series A Preferred Stock”).  During the year ended July 31, 2010, the Company completed an exchange of long-term debt – related party and conversion of Series A Preferred Stock, including accrued interest and dividends, that resulted in a noncash adjustment to shareholders’ equity of $23,080,000 (See Note 10).

Segment Reporting – The Company has one reportable segment representing the aggregation of its three operating segments (retail stores, catalog, and Internet).  The three operating segments have been aggregated and are presented as one reportable segment, based on their similar economic characteristics, products, production processes, and target customers.

Concentrations – The Company has two major vendors that individually exceeded 10% of total purchases in fiscal year 2010. These suppliers combined represented approximately 33.1% and individually accounted for approximately 22.4% and 10.8% of total purchases in fiscal year 2010.  The Company does not believe that the loss of any one of these vendors would adversely impact its operations.

Reclassifications – We have revised our previously reported consolidated balance sheet for the year ended July 25, 2009 to separate the “deferred revenue from gift cards” from “accounts payable and other accrued expenses.”  Consistent with the change in presentation, we have also revised our consolidated statement of cash flows for the year ended July 25, 2009 to reflect the change in deferred revenue from gift cards.  These reclassifications are not considered material to the consolidated financial statements.

Recently Issued Accounting Pronouncements – In June 2009, the Financial Accounting Standards Board (“FASB”) amended its guidance on accounting for variable interest entities which replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The new guidance becomes effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years. The Company does not expect the adoption of this guidance, effective August 1, 2010, to have a material impact on its consolidated financial statements.

3.	DISCONTINUED OPERATIONS

During the fourth quarter of fiscal year 2010, the Company made a strategic decision to divest its wholesale business to focus on its core retail operations.  The plan of disposition is expected to be completed prior to the end of the next fiscal year.  Therefore the Company has reclassified its consolidated financial statements to reflect the divesting of its wholesale operations and to segregate the revenues, costs and expenses, assets and liabilities and cash flows of this business.  The net operating results, net assets and liabilities and net cash flows of the wholesale operations have been reported as “discontinued operations” in the accompanying consolidated financial statements.

Revenues from discontinued operations were $20,153,000 and $34,500,000 for the years ended July 31, 2010 and July 25, 2009, respectively.  Net losses from discontinued operations were approximately $12,357,000, net of a tax benefit of $1,462,000 for the year ended July 31, 2010, and $20,554,000, net of a tax provision of $45,000 for the year ended July 25, 2009.

The loss from discontinued operations for the year ended July 31, 2010 included an impairment charge to fixed assets of $428,000 and a write-down of intangible assets of $5,351,000.  For the year ended July 25, 2009, the loss from discontinued operations included a write-down of goodwill of $12,422,000.

The current liabilities of the discontinued operations are comprised of accounts payable and accrued expenses.  The components of the assets of the discontinued operations at July 31, 2010 and July 25, 2009 consist of the following (in thousands):

	2010	2009
Accounts receivable, net	$1,452	$1,263
Merchandise inventories	2,733	6,592
Current assets of discontinued operations	$4,185	$7,855

Intangible assets, net	$915	$6,947
Property and equipment	45	1,203
Long-term assets of discontinued operations	$960	$8,150

4.	PROPERTY AND EQUIPMENT

Property and equipment at July 31, 2010 and July 25, 2009 consist of the following (in thousands):

	2010	2009
Furniture and fixtures	$5,600	$6,290
Computer equipment and software	4,867	5,454
Leasehold improvements.	19,097	21,064
Construction in progress	224	290
	29,788	33,098
Less accumulated depreciation and amortization	15,927	13,638
Property and equipment – net	$13,861	$19,460

Depreciation and amortization expense related to property and equipment was $4,207,000 and $4,441,000 for the years ended July 31, 2010 and July 25, 2009, respectively.

5.	INTANGIBLE ASSETS

The following summarizes the Company’s intangible assets at July 31, 2010 and July 25, 2009 (in thousands):

	2010	2009
Trademarks	$18,090	$18,090
Customer relationships	-	889
Domain names	169	169
	18,259	19,148
Less accumulated amortization on customer relationships	-	889
Intangibles – net.	$18,259	$18,259

Aggregate amortization expense for the customer relationships was $126,000 for the year ended July 25, 2009.  As of July 25, 2009, all remaining intangible assets have an indefinite life.

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS AND ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Prepaid expenses and other current assets and accounts payable and other accrued expenses at July 31, 2010 and July 25, 2009 consist of the following (in thousands):

	2010	2009
Prepaid expenses and other current assets:
Deferred catalog costs	$1,488	$1,751
Other	810	792
Total	$2,298	$2,543

Accounts payable and accrued expense:
Accounts payable	$13,332	$10,552
Accrued payroll and benefits	1,035	578
Accrued vacation	1,308	1,371
Accrued preferred stock dividend	-	865
Return reserves	946	1,091
Accrued rent	51	1,431
Sales and other taxes payable	687	627
Miscellaneous accrued expense and other	2,839	3,699
Total	$20,198	$20,214

7.	INCOME TAXES

The provision for income taxes on continuing operations for the years ended July 31, 2010 and July 25, 2009 consists of the following (in thousands):

	Year Ended
	July 31, 2010	July 25, 2009
Current:
Federal	$(33)	$-
State	79	86
Foreign	1	1
	$47	$87

Reconciliations of the provision for income taxes on continuing operations to the amount of the provision that would result from applying the federal statutory rate of 35% to loss before provision for income taxes on continuing operations for the years ended July 31, 2010 and July 25, 2009 are as follows:

	Year Ended
	July 31, 2010	July 25, 2009
Provision for income taxes at federal statutory rate	35.0%	35.0%
Surtax benefit	(1.0)	(1.0)
State income taxes – net of federal income tax benefit	1.2	2.0
Goodwill impairment	0.0	(20.9)
Income from debt conversion (see Note 10)	(20.5)	-
Other nondeductible expense	(0.3)	(0.3)
Valuation allowance	(14.9)	(15.4)
Effective tax rate	(0.5)%	(0.6)%

The major components of the Company’s net deferred income tax liability at July 31, 2010 and July 25, 2009, inclusive of deferred income taxes related to continuing and discontinued operations, are as follows (in thousands):

	July 31, 2010	July 25, 2009
Deferred tax assets:
Merchandise inventories	$1,223	$1,981
Net operating loss and other tax attribute carryforwards	16,949	13,606
Accrued vacation and bonuses	653	625
Deferred rent	1,452	1,347
Deferred revenue	712	677
Stock based compensation	1,465	1,158
Other	502	584
Valuation allowance	(22,081)	(16,861)
	875	3,117
Deferred tax liabilities:
Trademark	(7,502)	(9,036)
Difference between book and tax basis of fixed assets	(574)	(1,965)
Customer relationship	(100)	(979)
Other	(201)	(173)
	(8,377)	(12,153)
Net deferred income tax liability	$(7,502)	$(9,036)

As a result of cumulative losses, management concluded that it is not more likely than not that the Company will realize certain deferred income tax assets.  As a result, the Company established a valuation allowance in fiscal years 2010 and 2009 to reduce the deferred income tax assets to an amount expected to be realized.  The amount of deferred tax assets expected to be realized is equal to the Company’s deferred tax liabilities excluding the deferred tax liability on trademarks which is not expected to reverse in the same periods as the deferred tax assets.  Therefore, as of July 31, 2010 and July 25, 2009, valuation allowances have been recorded in the amounts of $22,081,000 and $16,861,000, respectively.  The valuation allowance increased by $5,220,000 and $5,957,000 for the years ended July 31, 2010 and July 25, 2009, respectively.

The Company has a federal net operating loss carryforward of $42,372,000 at July 31, 2010 that will expire from 2024 to 2030. The Company also has state net operating loss carryforwards in various states that have different expiration dates depending on the state.

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

Although the Company acquired FOH Holdings, for tax purposes Movie Star was considered to have been acquired. Accordingly, the Company has also concluded that it underwent a change in control under Section 382 with respect to the acquisition of Movie Star on January 28, 2008, and, as a result, the pre-merger net operating loss carryforwards of Movie Star of approximately $8,644,000 will be subject to annual limitations of approximately $1,109,000 per year.  These net operating losses expire from 2024 to 2027.

Uncertain Tax Positions

A reconciliation of the gross amounts of unrecognized tax benefits for the year ended July 31, 2010 is as follows (in thousands):

Unrecognized tax benefit as of July 26, 2009	$1,236
Increases:
Tax positions in current period	171
Tax positions in prior period	-
Decreases:
Tax positions in prior periods	(18)
Lapse of statute limitations	-
Settlements	-
Unrecognized tax benefit as of July 31, 2010	$1,389

The amounts in the table above represent the gross amount of unrecognized tax benefits.  These amounts resulted in an adjustment to the Company’s net operating loss carryforwards.  As of July 31, 2010, there is no liability for unrecognized tax benefits as the adjustments for uncertain tax positions resulted in a reduction of the net operating loss carryforwards.  If recognized in the future, the tax benefits would have no impact on the Company’s effective tax rate as they are not permanent differences and, therefore, relate to deferred income tax assets and liabilities. Recognition of the tax benefits would result in an increase to the Company’s net operating loss carryforwards with corresponding adjustment to the valuation allowance.

The Company does not expect that, during the next twelve months, there will be a significant increase or decrease in the total amount of its unrecognized tax benefits.  As a result, the Company does not expect a material increase or decrease in its fiscal year 2011 provision for income taxes related to unrecognized tax benefits.

The Company is subject to examination by taxing authorities in the various jurisdictions in which it files tax returns. FOH Holdings is periodically under examination by the Internal Revenue Service. During fiscal year 2008, the Internal Revenue Service completed its examination of FOH Holdings’ federal tax returns for fiscal years 2005 and 2006, resulting in the loss or adjustment of previously established net operating loss carryforwards, but with no additional taxes due. The Internal Revenue Service has examined Movie Star’s federal income tax returns through the period ended June 30, 2003 and proposed no changes to the tax returns filed.  Certain state tax returns are currently under audit by state tax authorities. Due to the Company’s carryforward of unutilized net operating losses, tax years for periods ending June 30, 2004 and thereafter are subject to examination by the United States and certain states. Matters raised upon subsequent audits may involve substantial amounts and could result in material cash payments if resolved unfavorably; however, the Company believes that its tax positions are supportable.

8.	UNREGISTERED SALE OF EQUITY SECURIITIES

On March 16, 2010, the Company completed a private placement (“Private Placement”) to accredited investors of 2,907,051 shares of common stock at $1.05 per share, raising total gross proceeds of approximately $3,052,000. The investors in the Private Placement also received two-and-a-half year Series A warrants to purchase up to an aggregate of 1,162,820 shares of common stock at an exercise price of $1.25 per share, and five-year Series B warrants to purchase up to an aggregate of 1,162,820 shares of common stock at an exercise price of $1.55 per share. Both warrants became exercisable on September 16, 2010, the six-month anniversary of the closing date.  Each of the Series A and Series B warrants are callable for $0.01 per warrant commencing 30 days after their initial exercise date if the Company’s stock price exceeds $2.25 per share and $3.10 per share, respectively, for seven consecutive trading days and the average daily volume during such period exceeds 100,000 shares per trading day. Additionally, the Series B warrants may be exercised by the holders on a cashless basis.

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

Pursuant to the anti-dilution adjustment provisions contained in the Company’s Amended and Restated Certificate of Incorporation governing the terms of the Company’s Series A Preferred Stock, following the Private Placement, the number of shares of common stock issuable upon conversion of the Series A Preferred Stock was increased from 1,512,219 shares to 1,622,682 shares.  All of the outstanding shares of Series A Preferred Stock were converted into common stock in connection with the Exchange and Conversion Agreement (defined below).  Additionally, pursuant to the anti-dilution adjustment provisions contained in the warrants issued to Fursa Alternative Strategies LLC (“Fursa”) and Tokarz Investments, LLC. (“Tokarz”), the number of shares of common stock issuable upon exercise of such warrants was increased from an aggregate of 596,592 shares to an aggregate of 635,076 shares and the exercise price of such warrants was decreased from $3.52 per share to $3.31 per share.

9.	FINANCING AGREEMENTS

Revolving Credit and Bridge Facilities

The Company and certain of its subsidiaries (collectively, the “Borrowers”) have a senior credit facility, as amended (the “Facility”) with Wells Fargo Retail Finance II, LLC (“Wells Fargo”), which matures on January 28, 2012. The Facility originally was for a maximum amount of $50 million comprised of a $25 million line of credit with a $15 million sub-limit for letters of credit, and up to an additional $25 million commitment in increments of $5 million at the option of the Company so long as the Company is in compliance with the terms of the Facility.  The Facility also originally was secured by a first priority security interest in all of the Borrowers’ assets.

The actual amount of credit available under the Facility is determined using measurements based on the Company’s receivables, inventory and other measures.  The applicable percentages used in calculating the borrowing base under the Facility were reduced on March 16, 2010 following the closing of the Private Placement.  Interest is payable monthly, in arrears, at the Wells Fargo prime rate plus 175 basis points for “Base Rate” loans and at LIBOR plus 300 basis points for “LIBOR Rate” loans.  There also is a fee of 50 basis points on any unused portion of the Facility.

On November 4, 2008, the Company utilized the accordion feature under the Facility to increase the borrowing limit from $25 million to $30 million.  In utilizing the accordion feature, the Company’s minimum availability reserve increased by $375,000 (7.5% of the $5,000,000 increase) to $2,250,000 (7.5% of the $30,000,000) and the Company incurred a one-time closing fee of $12,500.

On September 21, 2009, the Facility was amended to provide for a $2,000,000 bridge facility at an annual interest rate of LIBOR plus 10% (the “Bridge Loan”), to be repaid upon the earlier of December 7, 2009 and the consummation of a financing in which the Company received net proceeds of at least $4,900,000.  On October 23, 2009, the Facility was further amended to extend the December 7, 2009 repayment date to August 1, 2010 and to reduce the net proceeds that the Company was required to receive to an aggregate of $4,400,000.

On July 30, 2010, the Company repaid the Bridge Loan with proceeds from the Term Loan described below.  In connection therewith, the Facility was amended to, among other things, (i) reduce the line of credit commitment from $25 million to $20 million and (ii) provide for the Facility to be secured by a second priority interest in all of the Borrowers’ intellectual property and a first priority security interest in substantially all of the Borrowers’ other assets.

In connection with the amendments to the Facility described above, the Company incurred a one-time amendment fee of $150,000, one half of which was paid in connection with the September 2009 amendment to the Facility and the remainder was paid subsequent to the fiscal year ended July 31, 2010 following the repayment of the Bridge Loan.

As of July 31, 2010, the Company had (i) $2,269,000 outstanding under the Facility at a Base Rate of 5.0% and (ii) $1,000,000 outstanding under the Facility at a LIBOR Rate of 3.43%.  For the year ended July 31, 2010, borrowings under the Facility (including the Bridge Loan) peaked at $16,996,000 and the average borrowing during the period was approximately $11,435,000.  In addition, at July 31, 2010, the Company had $1,664,000 of outstanding letters of credit under the Facility.

As of July 25, 2009, the Company had $9,245,000 outstanding under the Facility at a rate of 3.0%.  For the year ended July 25, 2009, borrowings under the Facility peaked at $26,436,000 and the average borrowing during the period was approximately $14,404,000.  In addition, at July 25, 2009, the Company had $1,528,000 of outstanding letters of credit under the Facility.

The Facility contains customary representations and warranties, affirmative and restrictive covenants and events of default.  The restrictive covenants limit the Company’s ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, dispose of inventory, incur certain lease obligations, make capital expenditures, pay dividends, redeem or repurchase outstanding equity and issue capital stock.  In lieu of financial covenants, fixed charge coverage and overall debt ratios, the Company also is required to maintain specified minimum availability reserves. At July 31, 2010, the Company was in compliance with the Facility’s covenants and minimum availability reserve requirements.

Term Loan

On July 30, 2010, the Borrowers entered into a financing agreement (the “Hilco Financing Agreement”) with the lending parties from time to time a party thereto and Hilco Brands, LLC, as lender and also as arranger and agent (“Hilco”).  The Hilco Financing Agreement provides for a term loan in the aggregate principal amount of $7,000,000 (“Term Loan”).  From the Term Loan proceeds, $2,000,000 was used to repay the Bridge Loan with the balance to be available to the Borrowers for additional working capital.

One-half of the principal amount of the Term Loan, together with accrued interest, is payable by the Borrowers on July 30, 2013 (the “Initial Maturity Date”) and the other half of the principal amount of the Term Loan, together with accrued interest, is payable on July 30, 2014 (the “Maturity Date”).  The Term Loan bears interest at a fixed rate of 9.0% per annum (“Regular Interest”) and an additional 6.0% per annum compounded annually (“PIK Interest”).  Regular Interest is payable quarterly, in arrears, on the first day of each calendar quarter, commencing on October 1, 2010 and at maturity.  PIK Interest is payable on the Initial Maturity Date and the Maturity Date, with the Borrowers having the right, at the end of any calendar quarter, to pay all or any portion of the then accrued PIK Interest.

The Term Loan is secured by a first priority security interest in all of the Borrowers’ intellectual property and a second priority security interest in substantially all of the Borrowers’ other assets, all in accordance with the terms and conditions of a Security Agreement between the Borrowers and Hilco entered into concurrently with the Hilco Financing Agreement.  Also, concurrently with the Hilco Financing Agreement, Hilco and Wells Fargo entered into an Intercreditor Agreement, acknowledged by the Borrowers, setting forth, among other things, their respective rights and obligations as to the collateral covered by the Security Agreement.  The obligations of the Borrowers’ under the Hilco Financing Agreement are also guaranteed by a wholly-owned subsidiary of the Company that is not a Borrower under the Hilco Financing Agreement.

The Hilco Financing Agreement and other loan documents contain customary representations and warranties, affirmative and negative covenants and events of default substantially similar to those contained in the Facility, except that the Hilco Financing Agreement contains a debt service coverage ratio covenant, which becomes effective commencing for the fiscal year ending July 30, 2011.  The restrictive covenants limit the Borrowers’ ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, dispose of inventory, incur certain lease obligations, make capital expenditures, pay dividends, redeem or repurchase outstanding equity and issue capital stock.  The Company paid a one-time fee of $280,000 in connection with the closing of the Term Loan.

Future Financing Requirements

For the year ended July 31, 2010, our working capital deficiency decreased by $264,000 to ($2,530,000). As the Company’s business continues to be effected by limited working capital, management plans to carefully manage working capital and continue to look for ways to improve the Company’s working capital position.  Management believes that the available borrowings under the Facility, along with projected operating cash flows and the proceeds from the sale of the wholesale division, will be sufficient to cover the Company’s working capital requirements and capital expenditures through the end of fiscal year 2011.  The Company’s ability to achieve its fiscal year 2011 business plan is critical to maintaining adequate liquidity.  There can be no assurance that the Company will be successful in its efforts.

10.	LONG-TERM DEBT – RELATED PARTY AND PREFERRED STOCK CONVERSION

Background

Preferred Stock

On January 28, 2008, the Company issued an aggregate of 3,629,325 shares of Series A 7.5% Convertible Preferred Stock to Fursa in exchange for a $7,500,000 portion of the debt owed by FOH Holdings and its subsidiaries.  The Series A Preferred Stock was convertible at any time at the option of the holders into an aggregate of 1,512,219 shares of common stock, subject to adjustment.  Pursuant to the anti-dilution adjustment provisions contained in the Company’s Amended and Restated Certificate of Incorporation governing the terms of the Series A Preferred Stock, following the Private Placement, the number of shares of common stock issuable upon conversion of the Series A Preferred Stock was increased from 1,512,219 shares to 1,622,682 shares (see Note 8).  Preferred stock dividends for the years ended July 31, 2010 and July 25, 2009 were $430,000 and $584,000, respectively.  As of July 25, 2009, the Company had accrued dividends of $865,000.

Warrants

Also on January 28, 2008, as sole consideration for their commitments to act as standby purchasers in connection with the Company’s $20 million rights offering, the Company issued to Fursa and Tokarz warrants to purchase an aggregate of 596,592 shares of common stock, subject to adjustment.  Pursuant to the anti-dilution adjustment provisions contained in the warrants, following the Private Placement, the number of shares of common stock issuable upon exercise of the warrants was increased from an aggregate of 596,592 shares to an aggregate of 635,076 shares and the exercise price was decreased from $3.52 per share to $3.31 per share (see Note 8).  The warrants expire on January 28, 2011.

Tranche C Debt

As of July 25, 2009, the Company also had $13,336,000 of secured long-term debt due to Fursa (“Tranche C Debt”), which was scheduled to mature on July 28, 2012.  This debt bore interest at the fixed rate of 7% per annum with 1% payable in cash and 6% payable in kind. In-kind interest on the Tranche C Debt was $721,000 and $775,000 for the years ended July 31, 2010 and July 25, 2009, respectively.  As of July 25, 2009, the Company had accrued the unpaid related-party interest due in cash of $192,000 in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Exchange of Long-Term Debt – Related Party and Preferred Stock Conversion

On May 18, 2010, the Company completed the transactions contemplated by the Debt Exchange and Preferred Stock Conversion Agreement, dated as of February 1, 2010 (“Exchange and Conversion Agreement”), with accounts and funds managed by and/or affiliated with Fursa.

At the closing, the Company issued to Fursa an aggregate of 8,664,373 shares of common stock upon exchange of approximately $14,285,000 of outstanding Tranche C Debt and accrued interest, and conversion of approximately $8,795,000 of Series A Preferred Stock, including accrued dividends, representing all of the outstanding shares of Series A Preferred Stock, at an effective price of approximately $2.66 per share.

The Company also issued to Fursa three, five and seven-year warrants, each to purchase 500,000 shares of common stock (for an aggregate of 1,500,000 shares of common stock) at exercise prices of $2.00, $2.33 and $2.66 per share, respectively.  The warrants are exercisable for cash or on a cashless basis, at Fursa’s option.  At any time after the first anniversary of the issuance date, the Company may redeem the warrants, in whole but not in part, upon not less than 20 business days’ written notice to Fursa, at a redemption price of $0.01 per share, if the last sale price of the common stock is at least 200% of the exercise price of the warrants for 10 consecutive trading days ending on the day prior to the date on which notice of redemption is given to Fursa.  Following the transaction, Fursa’s aggregate beneficial ownership of the Company’s common stock increased from approximately 33% to approximately 47%. As Fursa is a related party, the transaction resulted in an increase to shareholders’ equity of $23,080,000.

11.	COMMITMENTS AND CONTINGENCIES

Operating Leases – The Company leases its store, warehouse, and office facilities under operating lease agreements expiring on various dates through 2020. Some of these leases require the Company to make periodic payments for property taxes, utilities and common area operating expenses. Certain leases include lease incentives, rent abatements and fixed rent escalations, for which the effects are recorded and amortized over the initial lease term on a straight-line basis.  The Company has options to renew certain leases under various terms as specified within each lease agreement. Aggregate minimum rental commitments for continuing operations under all non-cancelable leases in effect as of July 31, 2010 were as follows (in thousands):

Fiscal Years Ending
2011	$12,093
2012	11,180
2013	10,278
2014	9,250
2015	8,002
Thereafter	16,279
$67,082

Obligations for various facilities classified as discontinued operations, which is comprised of leases expiring during fiscal year 2011 will be $651,000 for the fiscal year ending 2011.

Rental expense for the years ended July 31, 2010 and July 25, 2009 consists of the following (in thousands):

	Year Ended
	July 31, 2010	July 25, 2009
Minimum rentals	$12,738	$12,430
Contingent rentals	222	220
Total rental expense	$12,960	$12,650

Capital Leases – In November 2009, the Company entered into a non-cancelable capital lease for store equipment.  The present value of the net minimum lease payments was $124,000 on the consolidated balance sheet as of July 31, 2010.  The current portion of the capital lease obligation is $54,000 and is included in accounts payable and accrued expenses on the consolidated balance sheets as of July 31, 2010.  The minimum rental commitment under capital leases is $63,000 for the fiscal years ending 2011 and 2012 and $5,000 for the fiscal year ending 2013.

Employment Contracts – The Company has entered into various employment agreements expiring at various dates through January 2014.  Future commitments as of July 31, 2010 consist of the following (in thousands):

Fiscal Years Ending
2011	$1,504
2012	$1,251
2013	$1,047
2014	$237
$4,039

State Sales Taxes – The Company sells its products through three channels – retail stores, mail order catalogs, and the Internet.  The Company operates the channels separately and accounts for sales and use tax accordingly.  The Company is periodically audited by the states and it is possible states may disagree with the method of assessing and remitting these taxes.  The Company believes that it properly assesses and remits all applicable state sales taxes in the applicable jurisdictions and records necessary reserves for any contingencies that require recognition.

Legal Matters – The Company is involved from time to time in litigation incidental to its business.  The Company believes that the outcome of such litigation will not have a material adverse effect on its results of operations or financial condition.

12.	SHARE-BASED COMPENSATION

Stock Options

The Company adopted the 2003 Employee Equity Incentive Plan on December 1, 2003 to grant options to purchase up to 623,399 shares of common stock to specific employees of its retail operations.  In December 2006 and 2007, the Company’s Board of Directors authorized an additional 445,285 and 178,114 shares, respectively, to be reserved for issuance under this plan, resulting in a total of 1,246,798 authorized shares.  Options granted under the plan generally have a ten-year term and vest 25% on the last day of the January fiscal period for each of the next four years, commencing on the first January following the date of grant.  Options to purchase 975,974 shares at an average exercise price of $2.38 per share were outstanding as of July 31, 2010, of which 824,380 shares were exercisable.  Options to purchase 975,974 shares at an average exercise price of $2.38 per share were outstanding as of July 25, 2009, of which 671,668 shares were exercisable.  Options can no longer be granted under the 2003 Employee Equity Incentive Plan.

In connection with the Merger, the Company assumed Movie Star’s 1988 Non-Qualified Stock Option Plan, under which the Company is authorized to grant options to purchase up to 833,333 shares of common stock to key employees.  Options granted under this plan are not subject to a uniform vesting schedule.  Options to purchase 732,500 shares at an average exercise price of $0.96 per share were outstanding at July 31, 2010, of which 362,500 shares were exercisable.  Options to purchase 522,500 shares at an average exercise price of $0.99 per share were outstanding at July 25, 2009, of which 210,000 shares were exercisable.  In fiscal years 2010 and 2009, options to purchase 210,000 and 360,000 shares, respectively, were granted under this plan.

In connection with the Merger, the Company assumed Movie Star’s 2000 Performance Equity Plan (including an Incentive Stock Option Plan).  The 2000 Performance Equity Plan originally authorized 375,000 shares of common stock for the issuance of qualified and non-qualified stock options and other stock-based awards to eligible participants.  In connection with the Merger, the Company’s shareholders approved an increase in the shares available for issuance under this plan to 2,000,000.  Options granted under the 2000 Performance Equity Plan are not subject to a uniform vesting schedule.  Options to purchase 681,750 shares at an average exercise price of $2.47 per share were outstanding at July 31, 2010, of which 533,250 shares were exercisable.  Options to purchase 731,750 shares at an average exercise price of $2.47 per share were outstanding at July 25, 2009, of which 600,750 shares were exercisable.  In fiscal years 2010 and 2009, options to purchase 62,500 and 127,500 shares, respectively, were granted under this plan.

Subject to shareholder approval, the Company’s Board of Directors adopted the 2010 Long-Term Incentive Equity Plan (including an Incentive Stock Option Plan) on June 29, 2010.  The 2010 Long-Term Incentive Equity Plan authorized 4,000,000 shares of common stock for the issuance of qualified and non-qualified stock options and other stock-based awards to eligible participants.  Options granted under the 2010 Long-Term Incentive Equity Plan are not subject to a uniform vesting schedule.  In fiscal year 2010, options to purchase 600,000 shares were granted to the Company’s Chief Executive Officer at an exercise price of $0.78 per share.  These options were outstanding but not exercisable as of July 31, 2010.

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of July 25, 2009	2,230,224	$2.08
Exercised	-	-
Issued	872,500	$0.82
Forfeited	(112,500)	$1.68
Outstanding as of July 31, 2010	2,990,224	$1.73	7.0 years	$314,000
Exercisable on July 31, 2010	1,720,130	$2.21	5.4 years	$133,000

The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.  The following assumptions were used for options granted during the years ended July 31, 2010 and July 25, 2009:

	Year ended
	July 31, 2010	July 25, 2009
Risk-free interest rate	2.43% - 3.00%	1.99% - 3.34%
Expected life (years)	7.0	5.0 – 7.0
Expected volatility	76 – 79%	60 – 72%
Dividend yield	0.0%	0.0%

No options were exercised during the year ended July 31, 2010, and 16,668 options originally granted under Movie Star’s 2000 Performance Equity Plan were exercised at an exercise price of $0.37 per share during the year ended July 25, 2009.  The total fair value of shares vested during the years ended July 31, 2010 and July 25, 2009 was $505,000 and $440,000, respectively.

A summary of the status of the Company’s non-vested shares as of July 31, 2010, and changes during the year ended July 31, 2010, is presented below:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested shares:
Non-vested at July 25, 2009	746,692	$1.11
Granted	872,500	.44
Vested	(336,598)	1.12
Forfeited	(12,500)	.85
Non-vested at July 31, 2010	1,270,094	$.74

All stock options are granted at fair market value of the common stock at grant date.  As of July 31, 2010, there was approximately $695,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans.  That cost is expected to be recognized over a weighted-average period of 2.5 years.

During the year ended July 31, 2010, the Company granted to two of its officers and certain other employees options to purchase an aggregate of 872,500 shares of common stock.  Options to purchase 62,500 shares were granted under the 2000 Performance Equity Plan, options to purchase 210,000 shares were granted under the 1988 Non-Qualified Stock Option Plan and options to purchase 600,000 shares were granted under the 2010 Long-Term Incentive Equity Plan.  The 2010 Long-Term Incentive Equity Plan is subject to shareholder approval.  These options are identified as follows:

Number		Exercise
of Options		Price	Vesting Period

600,000		$0.78	25% at January 2, 2012, 33.3% at January 2, 2013 and 41.7% at January 2, 2014
100,000		$0.84	25% on each of the first and second anniversary dates and 50% on the third anniversary date
60,000		$0.80	25% on each of the first and second anniversary dates and 50% on the third anniversary date
50,000		$1.12	20% each year over 5 years
37,500	(1)	$1.16	20% each year over 5 years
25,000		$0.76	20% each year over 5 years

(1)       12,500 of these options were forfeited as of July 31, 2010.

During the year ended July 25, 2009, the Company granted to two of its officers and certain other employees options to purchase an aggregate of 127,500 shares of common stock under the 2000 Performance Equity Plan and options to purchase 360,000 shares of common stock under the 1988 Non-Qualified Stock Option Plan.  These options are identified as follows:

Number	Exercise	Vesting
of Options	Price	Period

120,000	$0.38	immediately vested
25,000	$0.96	in full after six months
25,000	$0.37	monthly over six months
240,000	$0.38	50% at January 2, 2010 and 50% at January 2, 2011
57,500	$0.87	20% each year over 5 years
20,000	$0.17	20% each year over 5 years

Restricted Shares and Share Grants

During the year ended July 31, 2010, the Company issued to two officers and one employee 325,000 shares of restricted common stock pursuant to the terms and conditions of the Company’s 2000 Performance Equity Plan.  These restricted shares are identified as follows:

Number
of Restricted Shares	Price	Vesting Period

150,000	$0.78	1/3 each anniversary date January 2, 2012, 2013 and 2014
100,000	$0.84	25% on each of the first and second anniversary dates and 50% on the third anniversary date
75,000	$0.80	25% on each of the first and second anniversary dates and 50% on the third anniversary date

During the year ended July 25, 2009, the Company issued to one officer 100,000 shares of restricted common stock pursuant to the terms and conditions of the Company’s 2000 Performance Equity Plan at a price of $0.38 per share.  50,000 shares vested on January 2, 2010 and 50,000 shares will vest on January 2, 2011 provided that this officer is employed by the Company.  The vesting was subject to the officer purchasing an aggregate of 250,000 shares of common stock in the open market in accordance with the terms of a 10b5-1 trading plan.  The officer has completed the purchase of these shares.

Total expense related to restricted shares and share grants during the years ended July 31, 2010 and July 25, 2009 was approximately $262,000 and $386,000, respectively.

13.	EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) profit sharing plan that covers substantially all employees who have completed six months of service and have reached age 18.  Employer contributions are discretionary and effective January 1, 2009, the Company discontinued making employer contributions. Accordingly, there were no employer contributions in fiscal 2010.  The Company’s continuing operations made a contribution of $52,000 and the Company’s discontinued operations made contributions of $22,000 for the year ended July 25, 2009.

In 1983, the Company adopted an Employee Stock Ownership and Capital Accumulation Plan (the “Plan”).  The Company terminated the Plan effective December 31, 2007.  The Plan covered the Company’s employees who met the minimum credited service requirements of the Plan.  The Plan was funded solely from employer contributions and income from investments.  The Company has made no contributions to the Plan since July 1996 and, at that time, all employees became 100% vested in their shares.  These shares are being distributed to each employee according to his or her direction and the applicable Plan rules and all participants with a balance are eligible for a distribution.  As of July 31, 2010 and July 25, 2009, there was a balance of 41,318 and 61,933 shares of common stock, respectively, remaining in the Plan.

14.	NET LOSS PER SHARE

The Company’s calculations of basic and diluted net loss per share applicable to common shareholders are as follows (in thousands, except per share amounts):

	Year Ended
	July 31,		July 25,
	2010		2009
Net loss from continuing operations	$(9,237	)(a)	$(14,077	)(b)
Net loss from discontinued operations	$(12,357)		$(20,554)

Basic and Diluted:
Weighted average number of shares outstanding	29,272		26,272

Basic and diluted loss per share from continuing operations	$(.32)		$(.54)
Basic and diluted net loss per share from discontinued operations	$(.42)		$(.78)
Total basic and diluted net loss per share	$(.74)		$(1.32)

(a)           Includes preferred stock dividend of $430.

(b)           Includes preferred stock dividend of $584.

There were 207,000 and 27,000 potentially dilutive shares that were not included in the computation of diluted net loss per share for the years ended July 31, 2010 and July 25, 2009, respectively, since their effect would be anti-dilutive.

For the year ended July 31, 2010, there were 1,718,000 shares of common stock issuable upon exercise of stock options and 4,679,000 shares of common stock issuable upon the exercise of warrants that also were not included in the computation of diluted net loss per share since the respective exercise and conversion prices of these instruments exceeded the average market price of the common stock during the period.

For the year ended July 25, 2009, there were 2,348,000 shares of common stock issuable upon exercise of stock options, 598,000 shares of common stock issuable upon the exercise of warrants and 1,512,000 shares of common stock issuable upon the conversion of the Company’s Series A Preferred Stock that also were not included in the computation of diluted net loss per share since the respective exercise and conversion prices of these instruments exceeded the average market price of the common stock during the period.

FREDERICK’S OF HOLLYWOOD GROUP INC.
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

		Additions
	Balance at	Charges to			Balance
	Beginning	Costs and			at End of
Description	Of Period	Expenses	Other	Deductions	Period

FISCAL YEAR ENDED JULY 31, 2010:

Sales return reserve	$1,091	$-	$-	$(145)	$946

Deferred tax valuation allowance	$16,861	$9,637	$-	$-	$22,081

Inventory reserves	$278	$19	$-	$-	$297

FISCAL YEAR ENDED JULY 25, 2009:

Sales return reserve	$1,357	$-	$-	$(266)	$1,091

Deferred tax valuation allowance	$10,904	$5,957	$-	$-	$16,861

Inventory reserves	$237	$41	$-	$-	$278

ITEM 9. –CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. – CONTROLS AND PROCEDURES

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2010 was made under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, they concluded that our disclosure controls and procedures were effective as of July 31, 2010.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2010.

Attestation Report of the Independent Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the quarter ended July 31, 2010, there has been no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. – OTHER INFORMATION

None.

PART III

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See Item 14.

ITEM 11. – EXECUTIVE COMPENSATION

See Item 14.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See Item 14.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14.

ITEM 14. – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Items 10, 11, 12, 13 and 14 will be contained in our definitive proxy statement for our fiscal year 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Exchange Act, and incorporated herein by reference.

PART IV

ITEM 15. – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)		The following documents are filed as part of this report:

	1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at July 31, 2010 and July 25, 2009

Consolidated Statements of Operations for the years ended July 31, 2010 and July 25, 2009

Consolidated Statements of Shareholders’ Equity for the years ended July 31, 2010 and July 25, 2009

Consolidated Statements of Cash Flows for the Years ended July 31, 2010 and July 25, 2009

Notes to Consolidated Financial Statements

	2.	Financial Statement Schedule:

For the fiscal years ended July 31, 2010 and July 25, 2009:

II – Valuation and Qualifying Accounts

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.  Columns omitted from schedules filed have been omitted because the information is not applicable.

3.	Exhibits:

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT	METHOD OF FILING
3.1	Restated Certificate of Incorporation	Incorporated by reference as Exhibit 3.1 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

3.2	Amended and Restated Bylaws	Incorporated by reference as Exhibit 3.2 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

4.1	Specimen Common Stock Certificate	Incorporated by reference as Exhibit 4.1 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

4.2	Warrant, dated January 28, 2008, issued to Tokarz Investments	Incorporated by reference as Exhibit 4.2 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

EXHIBIT NUMBER	EXHIBIT	METHOD OF FILING
4.3	Warrant, dated January 28, 2008, issued to Fursa	Incorporated by reference as Exhibit 4.3 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

4.4	Form of Series A Warrant, dated March 16, 2010, issued to investors	Incorporated by reference as Exhibit 10.3 to Form 8-K dated March 16, 2010 and filed on March 22, 2010

4.5	Form of Series B Warrant, dated March 16, 2010, issued to investors	Incorporated by reference as Exhibit 10.4 to Form 8-K dated March 16, 2010 and filed on March 22, 2010

4.6
Form of Three-Year, Five-Year and Seven-Year Warrants, dated May 18, 2010, issued to Fursa Capital Partners LP, Fursa Master Rediscovered Opportunities L.P., Blackfriars Master Vehicle LLC – Series 2 and Fursa Master Global Event Driven Fund L.P.
Incorporated by reference as Exhibit A to Exhibit 10.1 to Form 8-K dated February 1, 2010 and filed on February 5, 2010

10.1	Amended and Restated 1988 Non-Qualified Stock Option Plan	Incorporated by reference as Exhibit 10.2 to Non-Qualified Stock Option Plan Form 10-K for fiscal year ended June 30, 2006 and filed on September 27, 2006

10.2	Amended and Restated 2000 Performance Equity Plan	Incorporated by reference as Exhibit 4.1 to Form S-8 and filed on July 28, 2008

10.3	2003 Employee Equity Incentive Plan	Incorporated by reference as Exhibit 4.2 to Form S-8 and filed on July 28, 2008

10.4	Non-Employee Director Compensation Plan effective January 1, 2005	Incorporated by reference as Exhibit 10.13 to Form 8-K dated December 6, 2004 and filed on December 14, 2004

10.5	Form of Non-Employee Director Non-Qualified Stock Option Agreement	Incorporated by reference as Exhibit 10.14 to Form 8-K dated December 6, 2004 and filed on December 14, 2004

10.6	Annual Incentive Bonus Plan effective August 1, 2010	Incorporated by reference as Exhibit 10.4 to Form 8-K dated June 29, 2010 and filed on July 6, 2010

10.7	Registration Rights Agreement, dated as of January 28, 2008, by and among the Company, Fursa, Fursa Managed Accounts, Tokarz Investments and TTG Apparel	Incorporated by reference as Exhibit 10.3 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.8	Joinder, dated as of January 28, 2008, by the Company and Fursa	Incorporated by reference as Exhibit 10.5 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

EXHIBIT NUMBER	EXHIBIT	METHOD OF FILING
10.9
Tranche A/B and Tranche C Term Loan Agreement, dated as of June 30, 2005, by and among Frederick’s of Hollywood, Inc., FOH Holdings, Inc., Frederick’s of Hollywood Stores, Inc., Fredericks.com, Inc., Hollywood Mail Order, LLC, the lending institutions listed as Tranche A/B lenders, the lending institutions listed as Tranche C lenders, and Fursa Alternative Strategies LLC, as agent and collateral agent for the lenders (the “Fursa Term Loan Agreement”)
Incorporated by reference as Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended January 23, 2010 and filed on March 8, 2010

10.10	Amendment No. 1, dated July 20, 2005, to the Fursa Term Loan Agreement	Incorporated by reference as Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended January 23, 2010 and filed on March 8, 2010

10.11	Amendment No. 2, dated November 23, 2005, to the Fursa Term Loan Agreement	Incorporated by reference as Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended January 23, 2010 and filed on March 8, 2010

10.12	Amendment No. 3, dated as of January 28, 2008, to the Fursa Term Loan Agreement	Incorporated by reference as Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended January 23, 2010 and filed on March 8, 2010

10.13
Debt Exchange and Preferred Stock Conversion Agreement, dated as of February 1, 2010, among the Company, Fursa Capital Partners LP, Fursa Master Rediscovered Opportunities L.P., Blackfriars Master Vehicle LLC – Series 2 and Fursa Master Global Event Driven Fund L.P.
Incorporated by reference as Exhibit 10.1 to Form 8-K dated February 1, 2010 and filed on February 5, 2010

10.14
Amended and Restated Financing Agreement dated as of January 28, 2008 by and among the Company and certain of its Subsidiaries, as Borrowers, the financial institutions from time to time party thereto and Wells Fargo Retail Finance II, LLC (“Wells Fargo”), as the Arranger and Agent (“Amended and Restated Financing Agreement”)
Incorporated by reference as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended January 23, 2010 and filed on March 8, 2010

10.15	First Amendment, dated as of September 9, 2008, to Amended and Restated Financing Agreement	Incorporated by reference as Exhibit 10.2 to Form 8-K dated September 21, 2009 and filed on September 23, 2009

10.16	Second Amendment, dated as of September 21, 2009, to Amended and Restated Financing Agreement	Incorporated by reference as Exhibit 10.3 to Form 8-K dated September 21, 2009 and filed on September 23, 2009

10.17	Third Amendment, dated as of October 23, 2009, to Amended and Restated Financing Agreement	Incorporated by reference as Exhibit 10.24 to Annual Report on Form 10-K for the fiscal year ended July 25, 2009 and filed on October 23, 2009

10.18	Fourth Amendment, dated as of July 30, 2010, to Amended and Restated Financing Agreement	Incorporated by reference as Exhibit 10.8 to Form 8-K dated July 30, 2010 and filed on August 4, 2010

EXHIBIT NUMBER	EXHIBIT	METHOD OF FILING
10.19	Amended and Restated Revolving Credit Note, dated as of January 28, 2008, in the stated original principal amount of $25,000,000, executed by the Borrowers and payable to the order of Wells Fargo	Incorporated by reference as Exhibit 10.8 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.20	Security Agreement, dated as of January 28, 2008, by the Company in favor of Wells Fargo	Incorporated by reference as Exhibit 10.9 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.21	Pledge Agreement, dated as of January 28, 2008, by the Company in favor of Wells Fargo	Incorporated by reference as Exhibit 10.10 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.22	Assignment for Security (Trademarks), dated as of January 28, 2008, by the Company in favor of Wells Fargo	Incorporated by reference as Exhibit 10.11 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.23	Ratification and Reaffirmation Agreement, dated as of January 28, 2008, by the Borrowers (other than the Company) and Fredericks.com, Inc. in favor of Wells Fargo	Incorporated by reference as Exhibit 10.12 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.24
Amended and Restated Intercreditor and Subordination Agreement, dated as of January 28, 2008, among the Company and its Subsidiaries party thereto, the subordinated creditors party thereto, Fursa, as agent for such subordinated creditors, and Wells Fargo
Incorporated by reference as Exhibit 10.13 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.25	Amended and Restated Contribution Agreement, dated as of January 28, 2008, by the Borrowers and Fredericks.com, Inc. in favor of Wells Fargo	Incorporated by reference as Exhibit 10.14 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.26	Securities Purchase Agreement dated as of March 16, 2010, between the Company and certain investors	Incorporated by reference as Exhibit 10.1 to Form 8-K dated March 16, 2010 and filed on March 22, 2010

10.27	Registration Rights Agreement dated as of March 16, 2010, between the Company and certain investors	Incorporated by reference as Exhibit 10.1 to Form 8-K dated March 16, 2010 and filed on March 22, 2010

10.28
Financing Agreement dated as of July 30, 2010 by and among the Company and certain of its Subsidiaries, as Borrowers, the Lenders from time to time party thereto and Hilco Brands, LLC as Arranger and Agent (“Hilco”)
Incorporated by reference as Exhibit 10.1 to Form 8-K dated July 30, 2010 and filed on August 4, 2010

10.29	Guaranty, dated July 30, 2010, by Fredericks.com, Inc. in favor of each of the Lenders and Hilco	Incorporated by reference as Exhibit 10.2 to Form 8-K dated July 30, 2010 and filed on August 4, 2010

10.30	Secured Promissory Note, dated July 30, 2010, in the stated original principal amount of $7,000,000, executed by the Borrowers and payable to the order of Hilco	Incorporated by reference as Exhibit 10.3 to Form 8-K dated July 30, 2010 and filed on August 4, 2010

10.31	Security Agreement, dated July 30, 2010, by the Company and certain of its Subsidiaries and Hilco	Incorporated by reference as Exhibit 10.4 to Form 8-K dated July 30, 2010 and filed on August 4, 2010

EXHIBIT NUMBER	EXHIBIT	METHOD OF FILING
10.32	Agreement for Security (Trademarks), dated July 30, 2010, by the Company and certain of its Subsidiaries in favor of Hilco	Incorporated by reference as Exhibit 10.5 to Form 8-K dated July 30, 2010 and filed on August 4, 2010

10.33	Agreement for Security (Copyrights), dated July 30, 2010, by the Company and certain of its Subsidiaries in favor of Hilco	Incorporated by reference as Exhibit 10.6 to Form 8-K dated July 30, 2010 and filed on August 4, 2010

10.34	Intercreditor Agreement, dated as of July 30, 2010, between Wells Fargo and Hilco and acknowledged by the Company and certain of its Subsidiaries	Incorporated by reference as Exhibit 10.7 to Form 8-K dated July 30, 2010 and filed on August 4, 2010

10.35	Equity Incentive Agreement, dated as of January 28, 2008, between FOH Holdings, Inc. and Linda LoRe	Incorporated by reference as Exhibit 10.16 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.36	Employment Agreement, dated as of June 1, 2010, by and between the Company and Thomas Rende	Incorporated by reference as Exhibit 10.1 to Form 8-K, dated June 1, 2010 and filed on June 4, 2010

10.37	Non-Qualified Stock Option Agreement, dated as of December 10, 2004, between the Company and Thomas Rende and the Company	Incorporated by reference as Exhibit 10.18 to Form 8-K dated December 10, 2004 and filed on December 15, 2004

10.38	Non-Qualified Stock Option Agreement, dated as of October 13, 2006, between the Company and Thomas Rende	Incorporated by reference as Exhibit 10.24 to Form 8-K dated October 13, 2006 and filed on October 18, 2006

10.39	Stock Agreement, dated January 28, 2008, between the Company and Thomas Rende	Incorporated by reference as Exhibit 10.31 to Form 8-K, dated January 24, 2008 and filed on January 29, 2008.

10.40	Non-Qualified Stock Option Agreement, dated January 28, 2008, between the Company and Thomas Rende	Incorporated by reference as Exhibit 10.19 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.41	Non-Qualified Stock Option Agreement, dated June 1, 2010, between the Company and Thomas Rende	Incorporated by reference as Exhibit 10.2 to Form 8-K, dated June 1, 2010 and filed on June 4, 2010

10.42	Restricted Stock Agreement, dated June 1, 2010, between the Company and Thomas Rende	Incorporated by reference as Exhibit 10.3 to Form 8-K, dated June 1, 2010 and filed on June 4, 2010

10.43	Employment Agreement, dated as of June 29, 2010, between the Company and Thomas Lynch	Incorporated by reference as Exhibit 10.1 to Form 8-K dated June 29, 2010 and filed on July 6, 2010

10.44	Stock Option Agreement, dated as of January 29, 2009, between the Company and Thomas Lynch	Incorporated by reference as Exhibit 10.2 to Form 8-K dated January 29, 2009 and filed on February 3, 2009

EXHIBIT NUMBER	EXHIBIT	METHOD OF FILING
10.45	Restricted Stock Agreement between the Company and Thomas Lynch, dated as of January 29, 2009	Incorporated by reference as Exhibit 10.3 to Form 8-K dated January 29, 2009 and filed on February 3, 2009

10.46	Stock Option Agreement between the Company and Thomas Lynch, dated as of June 29, 2010	Incorporated by reference as Exhibit 10.2 to Form 8-K dated June 29, 2010 and filed on July 6, 2010

10.47	Restricted Stock Agreement between the Company and Thomas Lynch, dated as of June 29, 2010	Incorporated by reference as Exhibit 10.3 to Form 8-K dated June 29, 2010 and filed on July 6, 2010

14	Amended and Restated Code of Ethics	Incorporated by Reference as Exhibit 14 to Form 8-K dated August 15, 2008 and filed on August 21, 2008

21	Subsidiaries of the Company	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification by Chief Executive Officer	Filed herewith

31.2	Certification by Principal Financial and Accounting Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 22, 2010	FREDERICK’S OF HOLLYWOOD GROUP INC.

	By:	/s/ THOMAS J. LYNCH
Thomas J. Lynch
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Lynch	Chairman and Chief Executive Officer	October 22, 2010
Thomas J. Lynch	(Principal Executive Officer)

/s/ Thomas Rende	Chief Financial Officer (Principal	October 22, 2010
Thomas Rende	Financial and Accounting Officer)

/s/ Linda LoRe	President and Director	October 22, 2010
Linda LoRe

/s/ Peter Cole	Director	October 22, 2010
Peter Cole

/s/ John L. Eisel	Director	October 22, 2010
John L. Eisel

/s/ William F. Harley	Director	October 22, 2010
William F. Harley

/s/ Milton J. Walters	Director	October 22, 2010
Milton J. Walters