Form 10-K/A
period 2010-07-31
FREDERICK'S OF HOLLYWOOD GROUP INC /NY/
filed 2010-11-29
CIK 93631

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

As of November 29, 2010, there were 38,421,972 common shares outstanding.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed by the registrant to amend the Annual Report on Form 10-K filed by the registrant with the Securities and Exchange Commission on October 25, 2010 to include the information required to be disclosed by Items 10-14 of Part III of Form 10-K.

FREDERICK’S OF HOLLYWOOD GROUP INC.
2010 FORM 10-K/A

i

PART III

As used in this Form 10-K/A, the “Company,” “we,” “our” or “us” refers to Frederick’s of Hollywood Group Inc. and its subsidiaries.

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Concerning Our Directors and Executive Officers

Directors

Name	Age	Position

Thomas J. Lynch	42	Chairman and Chief Executive Officer
Linda LoRe	56	President and Director
Peter Cole(2)	62	Director
John L. Eisel(1)(2)(3)	61	Director
William F. Harley(2)(3)	47	Director
Milton J. Walters(1)(3)	68	Director

(1)           Member of the Audit Committee
(2)           Member of the Compensation Committee
(3)           Member of the Nominating and Governance Committee

Our board of directors believes that it is necessary for each of our directors to possess qualities, attributes and skills that contribute to a diversity of views and perspectives among the directors and enhance the overall effectiveness of the board.  All of our directors bring to the board leadership experience derived from past service. They also all bring a diversity of views and perspectives derived from their individual experiences working in a range of industries and occupations, which provide the board, as a whole, with the skills and expertise that reflect our company’s needs. Certain individual experiences, qualifications and skills of our directors that contribute to the board’s effectiveness as a whole are described in the biographies set forth below.

Thomas J. Lynch became our Chief Executive Officer in January 2009 and our Chairman of the Board in May 2009 and has been a member of our board of directors since January 2008.  From February 2007 to December 2008, he served as Chief Executive Officer of Fursa Alternative Strategies LLC (“Fursa”).  From July 2006 to January 2007, Mr. Lynch was a Managing Director at UBS, an investment bank and global asset management business.  From August 2000 to May 2006, Mr. Lynch was Managing Director and Senior Vice President of Mellon Asset Management. Mr. Lynch was a member of the Mellon Asset Management Senior Management Committee and was a thought leader in global distribution strategies and strategic planning.  Mr. Lynch had direct management responsibility for a $36 billion (Assets Under Management) institutional asset management business.  Mr. Lynch received a B.A. degree from St. Anselm College and attended The Brandeis University International Business School.  Mr. Lynch provides our board of directors with extensive finance, strategic planning and operational expertise and significant managerial and leadership experience derived from his prior roles in senior executive positions.

Linda LoRe has served as our President since February 2009, as President and Chief Executive Officer of the retail division and a member of our board of directors since January 2008, and as President and Chief Executive Officer of FOH Holdings, Inc., one of our wholly-owned subsidiaries (“FOH Holdings”), since July 1999.  From 1991 to 1999, Ms. LoRe was President and Chief Executive Officer of Giorgio Beverly Hills, a California-based fragrance company.  Ms. LoRe has 37 years of retail experience including 20 years as a chief executive officer.  Ms. LoRe has been a member of the board of directors of FOH Holdings since October 1998 and of its subsidiaries since 1999.  Ms. LoRe also is a member of the Trusteeship of the International Women’s Forum, for which she previously served on the Board, The Women’s Leadership Board for the Kennedy School of Government at Harvard University, the Board of Advisors for the Fashion Institute of Design Merchandising (FIDM) and the United States Air Force, as its Entertainment and Industry Liaison emeritus.  In addition, Ms. LoRe is a founding board member of the Youth Mentoring Connection, which serves at-risk youth in Southern California. Ms. LoRe attended California State University at Long Beach.  Ms. LoRe provides our board of directors with intimate knowledge of our company’s business, operations and management, and extensive retail industry and leadership experience derived from her current and former positions as President and Chief Executive Officer of our company and Giorgio Beverly Hills.

Peter Cole has served as a member of our board of directors since April 2004 and was our Executive Chairman from January 2008 to May 2009.  From January 2007 to January 2008, he served as the lead director to facilitate the completion of our merger with FOH Holdings.  Since October 2005, Mr. Cole has been the managing member of Performance Enhancement Partners, LLC, a private consulting firm that he founded.  Since July 2010, Mr. Cole has served as Chief Executive Officer of Harmony Health & Beauty, Inc., a privately-held in-airport retailer.  From April 2001 through July 2005, he served as Chairman of the Board and Chief Executive Officer of Qwiz, Inc., a privately-held leading provider of skills and behavioral testing now operating as Previsor, Inc.  Prior to joining Previsor, Inc., Mr. Cole was a Managing Director at Citibank, where he was responsible for one of its global capital markets businesses.  Mr. Cole currently serves as a director and member of the audit committee of Qwiz Holdings, LLC.  He received a B.A. degree in economics from the University of Vermont. Mr. Cole provides our board of directors with management and turnaround expertise, as well as general business experience derived from his service on the board and as an executive officer of other companies.

John L. Eisel has been a member of our board of directors since April 2004.  Since 1980, Mr. Eisel has been a partner at Wildman, Harrold, Allen & Dixon LLP, a law firm located in Chicago, Illinois that he joined in 1975.  Mr. Eisel’s primary areas of practice are mergers and acquisitions and securities regulation.  As part of his legal practice, he has provided legal counsel to the boards of directors of a number of both public and private companies.  Mr. Eisel was Chairman of his firm’s Management Committee from 1994 to 1999 and is currently a member of his firm’s Executive Committee.  Mr. Eisel received a B.S. degree in accounting and a J.D. degree from the University of Illinois.  Mr. Eisel passed the CPA examination in 1971.  He currently serves on the board of directors of two private companies and he is a member of the Planning Committee for the Ray Garrett Jr. Corporate and Securities Law Institute.  Mr. Eisel brings to our board of directors an in-depth understanding of financial statements and SEC reporting requirements as well as extensive and diverse general business and legal knowledge.

William F. “Mickey” Harley, III has been a member of our board of directors since January 2008.  Mr. Harley is President and Chief Investment Officer of Fursa, which he co-founded in April 1999 (as HBV Capital Management, LLC) and then sold to Mellon Financial Corporation in July 2002 (at which time it was re-named Mellon HBV Alternative Strategies LLC). Mr. Harley served as Chief Investment Officer and Chief Executive Officer of Fursa from July 2002 until he purchased it from Mellon in December 2006.  Mr. Harley is principally responsible for Fursa’s investment decisions.  From June 1996 to April 1999, Mr. Harley was the Head of Research at Milton Partners, L.P., a hedge fund manager specializing in arbitrage funds. Before joining Milton Partners, Mr. Harley was a Vice President and Director of Allen & Company, where he was responsible for the day-to-day management and investment strategies of the arbitrage department.  From January 2003 to April 2006, and since April 2007, Mr. Harley has served as a director of FOH Holdings.  Mr. Harley also currently serves on the board of directors of Xemplar Energy Corporation (TSX Venture: XE) and previously served on the board of directors of J.L. French Automotive Castings, Inc., Metromedia International Group, Inc., Integral Systems, Inc., Coastal Greenland Limited and Interboro Insurance.  Mr. Harley received a Masters degree in public and private management from Yale University’s School of Management and a B.S. degree in chemical engineering and a B.A. degree in economics from Yale University. Mr. Harley provides our board of directors with expertise in finance and financial markets and with experience derived from his service on the board of other public and private companies.

Milton J. Walters has been a member of our board of directors since January 2008 and a director of FOH Holdings since January 2003.  He has more than 40 years of investment banking experience including serving as Managing Director of AG Becker and its successor Warburg Paribas Becker from 1965 to 1984; Senior Vice President and Managing Director of Smith Barney from 1984 to 1988; Managing Director of Prudential Securities from 1997 to 1999; and since August 1999 as President and Chief Executive Officer of Tri-River Capital, a strategic financial advisory and valuation service provider which he founded.  Mr. Walters has been a director of Sun Healthcare Group, Inc. (NASDAQ: SUNH) since 2001 and of its subsidiary, Sabra Health Care REIT, Inc. (NASDAQ: SBRA) since November 2010. From January 2003 to June 2010, he served as a director and chairman of the audit committee of Decision One Corporation, a privately held information technology services company. Mr. Walters is a member of the Economics Club of New York, the National Association of Corporate Directors and the University Club of New York.  He is a former Trustee of Hamilton College and Friends Academy.  Mr. Walters received an A.B. degree from Hamilton College.  Mr. Walters provides our board of directors with finance expertise, having over 40 years of investment banking experience; leadership, management and a range of industry experience derived from his current and former positions as president of a company that he founded and as a managing director and group head of various investment banking firms; and public company experience from service on the board of directors of other public and private companies.

Executive Officers

Besides Thomas J. Lynch and Linda LoRe, who are also directors, we have one additional executive officer:

Thomas Rende, 50 years old, has served as our Chief Financial Officer since January 2008, and as Chief Financial Officer of the wholesale division since February 1999.  He also served as a member of our board of directors from January 2008 to May 2010 and from April 2004 to April 2007.  Since joining the company, he has held various positions within the finance department.  Mr. Rende received a B.S. degree in economics from the State University of New York at Oneonta.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on the review of the copies of these forms furnished to us and representations that no other reports were required, all Section 16(a) reporting requirements were complied with during the year ended July 31, 2010.

Code of Ethics

Our board of directors has adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries.  Our code of ethics can be found on our corporate website at www.fohgroup.com.  In addition, requests for copies of the code of ethics should be sent in writing to Frederick’s of Hollywood Group Inc., 6255 Sunset Boulevard, Hollywood, California 90028, Attention: Corporate Secretary.

Committees of the Board of Directors

We have standing audit, compensation and nominating and governance committees.  Copies of our committee charters are available free of charge on our corporate website at www.fohgroup.com.

Audit Committee

General

Our audit committee consists of Milton J. Walters (chairman) and John L. Eisel, each an independent director under the NYSE Amex listing standards.  As required by the NYSE Amex, since we are a “smaller reporting company,” our audit committee is comprised of at least two independent directors who are also “financially literate.”  The NYSE Amex standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

Financial Expert on Audit Committee

We must certify to the NYSE Amex that the audit committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that John L Eisel and Milton J. Walters both satisfy the NYSE Amex’s definition of financial sophistication and also both qualify as “audit committee financial experts,” as defined under the rules and regulations of the SEC.

Audit Committee Pre-Approval Policies and Procedures

In accordance with Section 10A(i) of the Exchange Act, before we engage our independent registered public accounting firm to render audit or permitted non-audit services, the engagement is approved by the audit committee.  The audit committee approved all of the fees referred to in the section below entitled “Principal Accountant Fees and Services” for fiscal year 2010.

Compensation Committee

Our compensation committee is currently comprised of Peter Cole (chairman), William F. Harley and John L. Eisel.  Messrs. Eisel and Harley are each independent directors under the NYSE Amex listing standards.  Mr. Cole does not qualify as an independent director under the NYSE Amex standards because he served as an executive officer of our company within the past three years.  Despite his lack of independence, our board of directors determined that Peter Cole’s membership on the compensation committee is in the best interests of our company and its shareholders due to his knowledge and depth of experience with compensation related issues.

Nominating and Governance Committee

Our nominating and governance committee is currently comprised of John L. Eisel (chairman), Milton J. Walters and William F. Harley, each an independent director under the NYSE Amex listing standards.  The nominating and governance committee is responsible for overseeing the selection of persons to be nominated to serve on the board of directors.  The nominating and governance committee considers persons identified by its members, management, shareholders, investment bankers and others.  There have been no material changes to the procedures by which security holders may recommend nominees to the board.

ITEM 11. – EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to or earned by each of the named executive officers for the years ended July 31, 2010 and July 25, 2009:

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Thomas J. Lynch	2010	597,692	(2)	-	24,221	(3)	43,419	28,317	(4)	693,649
Chairman and CEO	2009	336,923	(5)	-	9,913	(3)	46,323	14,514	(6)	407,673

Linda LoRe	2010	650,000		-	156,531	(7)	144,652	39,282	(4)	990,465
President	2009	650,000		-	247,399	(7)	144,652	41,088	(6)	1,083,139

Thomas Rende	2010	336,077	(8)	-	7,583	(9)	47,198	20,324	(4)	411,182
EVP and CFO	2009	340,000		-	-		51,523	24,492	(6)	416,015

(1)
Represents the dollar amount recognized for financial statement reporting purposes during the years ended July 31, 2010 and July 25, 2009, computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 (“ASC 718”), except that, pursuant to the rules of the SEC relating to executive compensation disclosure, the amounts exclude the impact of estimated forfeitures related to service-based vesting conditions.  Assumptions used in the calculation of these amounts are disclosed in Note 12 to our audited consolidated financial statements for the year ended July 31, 2010 contained in our Annual Report on Form 10-K filed with the SEC on October 25, 2010.

(2)	Mr. Lynch’s annual base salary decreased from $600,000 to $540,000 effective June 29, 2010 pursuant to his amended and restated employment agreement dated June 29, 2010.

(3)
Represents stock-based compensation expense, as computed in accordance with ASC 718, recorded during the years ended July 31, 2010 and July 25, 2009 relating to 150,000 shares of restricted stock issued to Mr. Lynch on June 29, 2010, which vest in three equal annual installments of 50,000 shares on each of January 2, 2012, 2013 and 2014 provided he is employed by us on each such date, and 100,000 shares of restricted stock issued to Mr. Lynch on January 29, 2009 under our 2000 Performance Equity Plan, 50,000 shares of which vested on January 2, 2010 and 50,000 shares of which vest on January 2, 2011 provided he is employed by us on such date.

(4)	Represents payments that we made in fiscal year 2010 for the named executive officers as follows:

Named Executive Officer	Life Insurance ($)	Long Term Disability Insurance ($)	Group Health Insurance ($)	Automobile Expenses ($)	Matching Contribution Under the 401(k) Plan ($)	Total ($)
Thomas J. Lynch	-	1,037	12,280	15,000	-	28,317
Linda LoRe	10,550	1,728	12,004	15,000	-	39,282
Thomas Rende	2,680	864	12,280	4,500	-	20,324

(5)	Represents salary paid to Mr. Lynch in accordance with the terms of his employment agreement dated January 29, 2009 from the commencement of his employment on January 2, 2009 to July 25, 2009.

(6)	Represents payments that we made in fiscal year 2009 for the named executive officers as follows:

Named Executive Officer	Life Insurance ($)	Long Term Disability Insurance ($)	Group Health Insurance ($)	Automobile Expenses ($)	Matching Contribution Under the 401(k) Plan ($)	Total ($)
Thomas J. Lynch	-	313	5,451	8,750	-	14,514
Linda LoRe	10,550	1,070	11,843	15,000	2,625	41,088
Thomas Rende	2,680	992	16,920	3,900	-	24,492

(7)
Represents stock-based compensation expense, as computed in accordance with ASC 718, recorded during the years ended July 31, 2010 and July 25, 2009 relating to 200,000 shares of restricted stock issued to Ms. LoRe on January 28, 2008.  100,000 shares vested on December 31, 2009, and 50,000 shares vest on each of December 31, 2010 and 2011 provided she is employed by us on each such date.

(8)	In accordance with Mr. Rende’s amended and restated employment agreement dated June 1, 2010, his annual base salary decreased from $340,000 to $310,000 effective June 1, 2010.

(9)
Represents stock-based compensation expense, as computed in accordance with ASC 718, recorded during the year ended July 31, 2010 relating to 100,000 shares of restricted stock issued to Mr. Rende on June 1, 2010 under our 2000 Performance Equity Plan.  25,000 shares vest on each of June 1, 2011 and 2012, and the remaining 50,000 shares vest on June 1, 2013, provided Mr. Rende is employed by us on each such date.

Compensation Arrangements for Executive Officers

Thomas J. Lynch

On June 29, 2010, we entered into an employment agreement with Thomas J. Lynch, which provides for Mr. Lynch to continue to serve as our Chief Executive Officer until January 2, 2014 at a base salary of $540,000 per year.  Mr. Lynch voluntarily reduced his annual salary by $60,000 (or an aggregate of $210,000 over the term of the agreement) in support of our continuing efforts to reduce expenses.  Pursuant to the terms of the employment agreement, in addition to his base salary, Mr. Lynch is eligible to receive, for the years ending July 30, 2011, July 28, 2012, July 27, 2013 and July 26, 2014, an annual performance bonus equal to 65% of his base salary based on achieving certain targeted performance goals established by the compensation committee and approved by the board of directors for each fiscal year.  The bonus for the year ending July 26, 2014 will be prorated for the partial year.  No performance bonus was required to be paid to Mr. Lynch for the year ended July 31, 2010.  From time to time, Mr. Lynch also will be eligible to receive such discretionary bonuses as the compensation committee deems appropriate.

In addition to his base salary, on June 29, 2010, we granted Mr. Lynch a ten-year, non-qualified option to purchase 600,000 shares of common stock under our 2010 Long-Term Incentive Equity Plan at an exercise price of $0.78 per share (the closing price of our common stock on such date), with 150,000, 200,000 and 250,000 shares vesting on January 2, 2012, 2013 and 2014, respectively.  The grant of the option is subject to and conditioned upon approval by our shareholders of the 2010 Long-Term Incentive Equity Plan, which we plan to seek at our next scheduled annual shareholders meeting.  If shareholder approval of the 2010 Long-Term Incentive Equity Plan is not obtained, the option shall be deemed null and void.

Additionally, on June 29, 2010, we issued Mr. Lynch 150,000 shares of restricted stock under our 2000 Performance Equity Plan, with 50,000 shares vesting on each of January 2, 2012, 2013 and 2014, provided that Mr. Lynch is employed by us on each such date.

Mr. Lynch’s employment agreement also provides for us to pay the premiums on a life insurance policy for him providing a death benefit of $1,500,000 to Mr. Lynch’s designated beneficiary.  During the year ended July 31, 2010, Mr. Lynch did not elect to receive life insurance.  The employment agreement also provides for us to pay the premiums on a disability insurance policy for Mr. Lynch providing a non-taxable benefit of at least $10,000 per month (currently $12,000 per month) payable to Mr. Lynch in the event of his disability. Under the employment agreement, Mr. Lynch is prohibited from disclosing confidential information about us and employing or soliciting any of our current employees to leave us during his employment and for a period of one year thereafter.  The employment agreement does not contain any change of control or non-competition provisions.

Linda LoRe

On August 1, 2010, our employment agreement with Linda LoRe, dated as of January 29, 2008, expired and she became an employee at-will.  Ms. LoRe continues to serve as our President and a director.  Effective August 1, 2010, Ms. LoRe’s salary was reduced by $250,000 to $400,000 per year.  We are currently in negotiations with Ms. LoRe regarding a new employment agreement.

Thomas Rende

On June 1, 2010, we entered into an employment agreement with Thomas Rende, which provides for Mr. Rende to continue to serve as our Chief Financial Officer for a three-year term until June 1, 2013 at a base salary of $310,000 per year.  Mr. Rende voluntarily reduced his annual salary by $30,000 (or an aggregate of $90,000 over the term of the agreement) in support of our continuing efforts to reduce expenses.  Pursuant to the terms of the employment agreement, in addition to his base salary, Mr. Rende is eligible to receive, for the years ending July 30, 2011, July 28, 2012 and July 27, 2013, an annual performance bonus equal to 35% of his base salary based on achieving certain targeted performance goals established by the Chief Executive Officer and approved by the compensation committee for each fiscal year.  The bonus for the year ending July 27, 2013 will be prorated for the partial year.  No performance bonus was paid to Mr. Rende for the years ended July 31, 2010 and July 25, 2009 because no bonus plan was in effect for those fiscal years.  From time to time, Mr. Rende also will be eligible to receive upon the recommendation of the Chief Executive Officer, such discretionary bonuses as the compensation committee deems appropriate.

In addition to his base salary, on June 1, 2010, we granted Mr. Rende a ten-year, non-qualified option to purchase 100,000 shares of common stock under our 1988 Stock Option Plan at an exercise price of $0.84 per share (the closing price of our common stock on such date), with 25,000 shares vesting on each of June 1, 2011 and 2012 and 50,000 shares vesting on June 1, 2013.

Additionally, on June 1, 2010, we issued Mr. Rende 100,000 shares of restricted stock under our 2000 Performance Equity Plan, with 25,000 shares vesting on each of June 1, 2011 and 2012 and 50,000 shares vesting on June 1, 2013, provided that Mr. Rende is employed by us on each such date.

Mr. Rende’s employment agreement also provides for us to pay the premiums on a life insurance policy for him providing a death benefit of $1,000,000 to Mr. Rende’s designated beneficiary and a disability insurance policy for Mr. Rende providing a non-taxable benefit of at least $10,000 per month payable to Mr. Rende in the event of his disability.  Under the employment agreement, Mr. Rende is prohibited from disclosing confidential information about us and employing or soliciting any of our current employees to leave us during his employment and for a period of one year thereafter. The employment agreement does not contain any change of control or non-competition provisions.

Grants of Plan-Based Awards

The following table sets forth information regarding awards to the named executive officers under our equity compensation plans during the year ended July 31, 2010.  There can be no assurance that the grant date fair value of the stock and option awards will ever be realized by the individual.  The amount of these awards that was expensed is included in the Summary Compensation Table:

Name	Grant Date	Number of Shares of Stock (#)		Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/sh)	Exercise Price of Option Awards on the Grant Date ($/sh)(1)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Thomas J. Lynch	6/29/10	150,000	(3)	-		-	-	117,000
	6/29/10	-		600,000	(4)	0.78	0.78	333,746

Thomas Rende	6/01/10	100,000	(5)	-		-	-	84,000
	6/01/10	-		100,000	(6)	0.84	0.84	60,060

(1)	Represents the closing price of our common stock on the date of grant.

(2)
The fair value of the option awards was calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for each grant: risk-free interest rate 2.55%; expected life of 7 years; expected volatility 76.2% and expected dividends of zero.  The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the holder.  The fair value of the stock awards was calculated by the fair value of our common stock on the date of grant multiplied by the respective number of shares.

We account for our stock-based employee compensation arrangements under ASC 718, which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

(3)
Represents shares of restricted stock issued to Mr. Lynch in accordance with the terms of his employment agreement dated June 29, 2010.  The shares vest in equal annual installments of 50,000 shares on each of January 2, 2012, 2013 and 2014, provided that he is employed by us on each such date.

(4)
Represents shares issuable upon exercise of a stock option granted to Mr. Lynch in accordance with the terms of his employment agreement dated June 29, 2010.  150,000 shares vest on January 2, 2012, 200,000 shares vest on January 2, 2013 and the remaining 250,000 shares vest on January 2, 2014.

(5)
Represents shares of restricted stock issued to Mr. Rende in accordance with the terms of his employment agreement dated June 1, 2010.  25,000 shares vest on each of June 1, 2011 and 2012, and the remaining 50,000 shares vest on June 1, 2013, provided that he is employed by us on each such date.

(6)
Represents shares issuable upon exercise of a stock option granted to Mr. Rende in accordance with the terms of his employment agreement dated June 1, 2010.  25,000 shares vest on each of June 1, 2011 and 2012 and the remaining 50,000 shares vest on June 1, 2013.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards as of July 31, 2010 for each of the named executive officers:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Exercisable Options (#)	Number of Securities Underlying Unexercised Un-exercisable Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares that have Not Vested (#)		Market Value of Shares that have Not Vested ($)
Thomas J. Lynch	240,000	120,000	(1)	0.38	1/28/2019	50,000	(7)	46,000	(11)
		600,000	(2)	0.78	6/28/2020	150,000	(8)	138,000	(11)

Linda LoRe	244,907	-		1.90	12/1/2013	100,000	(9)	92,000	(11)
	180,342	60,113	(3)	2.46	12/7/2016
	75,000	25,000	(4)	3.10	1/27/2018

Thomas Rende	37,500	-		2.90	12/9/2014	100,000	(10)	92,000	(11)
	45,000	30,000	(5)	2.00	10/12/2016
	78,750	-		3.10	1/27/2015
	-	100,000	(6)	0.84	5/31/2020

(1)	These options vest on January 2, 2011.

(2)	These options vest in three annual installments as follows: (i) 150,000 options vest on January 2, 2012, (ii) 200,000 options vest on January 2, 2013 and (iii) 250,000 options vest on January 2, 2014.

(3)	These options vest on January 29, 2011.

(4)	These options vest on January 28, 2011.

(5)	These options vest in two equal annual installments beginning on October 13, 2010.

(6)	These options vest in three annual installments as follows: (i) 25,000 options vest on June 1, 2011, (ii) 25,000 options vest on June 1, 2012 and (iii) 50,000 options vest on June 1, 2013.

(7)
Represents shares of restricted stock issued to Mr. Lynch in accordance with the terms of his employment agreement dated January 29, 2009.  The shares vest on January 2, 2011, provided Mr. Lynch is employed by us on such date.

(8)
Represents shares of restricted stock issued to Mr. Lynch in accordance with the terms of his employment agreement dated June 29, 2010.  The shares vest in equal annual installments of 50,000 shares on each of January 2, 2012, 2013 and 2014, provided Mr. Lynch is employed by us on each such date.

(9)
Represents shares of restricted stock issued to Ms. LoRe in January 2008 in accordance with the terms of an equity incentive agreement, dated December 14, 2007.  The shares vest in equal annual installments of 50,000 shares on each of December 31, 2010 and 2011, provided Ms. LoRe is employed by us on each such date.

(10)
Represents shares of restricted stock issued to Mr. Rende in accordance with the terms of his employment agreement dated June 1, 2010.  25,000 shares vest on each of June 1, 2011 and 2012, and the remaining 50,000 shares vest on June 1, 2013, provided Mr. Rende is employed by us on each such date.

(11)	The market value of shares reported is computed based on the July 30, 2010 (the last trading day in our fiscal 2010 year) closing price of our common stock of $0.92.

Option Exercises and Stock Vested in Fiscal Year 2009

The following table summarizes the vesting of stock awards for the named executive officers during the year ended July 31, 2010.  No options were exercised by the named executive officers during the year ended July 31, 2010.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Thomas J. Lynch	-	-	50,000	73,625	(1)
Linda LoRe	-	-	100,000	156,000	(2)
Thomas Rende	-	-	-	-

(1)
For each share vested, the value realized on vesting represents the average of the average of the high and low trading prices of our common stock on the trading days prior to and after January 2, 2010, the vesting date (a non-trading day) of $1.4725, multiplied by the number of shares acquired on vesting.

(2)
For each share vested, the value realized on vesting represents the closing price of our common stock of $1.56 on December 31, 2009, the vesting date, multiplied by the number of shares acquired on vesting.

Potential Termination or Change of Control Payments

Messrs. Lynch and Rende each have an employment agreement with us that provides for the following potential payments in the event of their termination.  Unless otherwise indicated, all such payments will be paid in accordance with our normal payroll procedures.  To the extent necessary to comply with Internal Revenue Code Section 409A, all cash amounts due may be paid in a lump-sum cash payment on the six-month anniversary of the date of termination of employment.

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

In addition, in the case of death, his beneficiary will be entitled to receive proceeds from a company-paid life insurance policy to be provided to Mr. Lynch in his name.  During the year ended July 31, 2010, Mr. Lynch did not elect to receive life insurance.  We also maintain a long-term disability insurance policy for Mr. Lynch, which, upon his disability, will provide a non-taxable benefit of at least $10,000 per month (currently $12,000 per month), payable to him.

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

•	base salary through the end of the employment term (January 2, 2014);

•	the sum of $450,000;

•
any non-equity incentive compensation that would have become payable for the year in which the employment was terminated, pro-rated for the number of months worked during the fiscal year of termination;

•	life and disability insurance benefits through the end of the employment term;

•	company-paid continuation of medical coverage for one year after the end of the term;

•	all valid business expense reimbursements; and

•	all accrued but unused vacation pay.

In addition, the portion of a stock option granted in January 2009 that would otherwise have vested within the one-year period following termination will immediately vest, and the stock option granted in June 2010 and the restricted stock issued in January 2009 and June 2010 will continue to vest as scheduled.

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

In addition, in the case of death, his beneficiary will be entitled to receive proceeds from a company-paid life insurance policy provided to him in his name.  We also maintain a long-term disability insurance policy for Mr. Rende, which will provide a non-taxable benefit of at least $10,000 per month, payable to him.

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

•	base salary through the end of the employment term (June 1, 2013);

•	the sum of $250,000;

•
any non-equity incentive compensation that would have become payable for the year in which the employment was terminated, pro-rated for the number of months worked during the fiscal year of termination;

•	life and disability insurance benefits through the end of the employment term;

•	company-paid continuation of medical coverage for one year after the end of the term;

•	all valid business expense reimbursements; and

•	all accrued but unused vacation pay.

In addition, Mr. Rende’s outstanding stock options and restricted stock will continue to vest as scheduled.

The following table reflects the amounts that would have been payable to each of the named executive officers had their employment terminated as of July 31, 2010:

Name	Benefits	Change in Control(1)	Death or Disability	Involuntary Termination Without Cause or Resignation for Good Reason
Thomas J. Lynch	Base Salary	$-	$-	$1,845,000
	Severance	-	-	450,000
	Restricted Stock(2)	-	-	92,000
	Accelerated Vesting of Stock Options(3)	-	-	64,800
	Medical Insurance	-	-	76,940
	Disability Insurance	-	-	3,630
	Life Insurance	-	-	-
	Accrued Vacation Pay	-	47,077	47,077
	Total	$-	$47,077	$2,579,447

Linda LoRe(4)	Severance	$1,137,500	$-	$812,500
	Restricted Stock(2)	92,000	-	-
	Medical Insurance	25,647	-	25,647
	Accrued Vacation Pay	292,747	292,747	292,747
	Total	$1,547,894	$292,747	$1,130,894

Thomas Rende	Base Salary	$-	$-	$878,333
	Severance	-	-	250,000
	Medical Insurance	-	-	65,542
	Disability Insurance	-	-	2,448
	Life Insurance	-	-	8,040
	Accrued Vacation Pay	-	31,795	31,795
	Total	$-	$31,795	$1,236,158

(1)
The employment agreements for Messrs. Lynch and Rende do not contain any change in control provisions.  Ms. LoRe’s employment agreement, dated as of January 29, 2008, which expired on August 1, 2010, contained a change in control provision.  The compensation that would have been payable to Ms. LoRe in connection with a change in control under her expired employment agreement is set forth in the table above.

(2)
The value of restricted stock subject to accelerated vesting represents the closing price of our common stock of $0.92 on July 30, 2010, the last trading day of the year ended July 31, 2010, multiplied by the shares of restricted stock subject to accelerated vesting.

(3)
The value of stock options subject to accelerated vesting represents the closing price of our common stock of $0.92 on July 30, 2010 the last trading day of the year ended July 31, 2010, less the option exercise price of $0.38, multiplied by 120,000 shares underlying the portion of the option subject to accelerated vesting.

(4)
The amounts reflected in the table above represent what would have been payable to Ms. LoRe had her employment terminated as of July 31, 2010 under her employment agreement, dated as of January 29, 2008, which expired on August 1, 2010.  Therefore, such payments will not be owed to her upon any future termination.

Compensation Plans

Non-Equity Compensation Plan

2010 Annual Incentive Bonus Plan

On June 29, 2010, our board of directors adopted the 2010 Annual Incentive Bonus Plan, in which employees selected by our compensation committee will participate.  The compensation committee has initially determined that Thomas Lynch and Thomas Rende will participate in the 2010 Annual Incentive Bonus Plan.  Under this plan, commencing with the fiscal year ending July 30, 2011, participants will be eligible to receive an annual cash bonus of up to a percentage of the participant’s base salary as determined by the compensation committee.  The maximum cash bonus award for the named executive officers participating in the 2010 Annual Incentive Bonus Plan, expressed as a percentage of base salary as set forth in their respective employment agreements is as follows:  Thomas J. Lynch, 65% and Thomas Rende, 35%.

The bonus payment for each participant is calculated based on two components: (1) our annual financial performance (“Company Performance Component”), representing up to 80% of the total eligible bonus; and (2) the participant’s individual performance (“Individual Performance Component”), representing up to 20% of the total eligible bonus.  If we achieve less than 80% of the Target Adjusted EBITDA (as defined below), no participant will be eligible to receive any bonus.

Company Performance Component.  The Company Performance Component is based upon an evaluation of our Adjusted EBITDA (defined as earnings before interest, taxes, depreciation, amortization, stock compensation expense, any bonus awarded under the plan, and adjustments for non-recurring items as determined by the board of directors) against a target Adjusted EBITDA approved annually by the board of directors (“Target Adjusted EBITDA”).  If we achieve 100% or more of the Target Adjusted EBITDA, each participant’s total eligible bonus will range from 10% of the total eligible bonus upon achievement of 100% of the Target Adjusted EBITDA up to a maximum of 80% of the total eligible bonus upon achievement of 140% or more of the Target Adjusted EBITDA.

Individual Performance Component.  The Individual Performance Component is based on an individual’s achievement of performance objectives, as approved annually by the compensation committee.  If we achieve 80% or more of the Target Adjusted EBITDA, up to 20% of the participant’s total eligible bonus may be paid out upon the achievement of such individual performance objectives.

Equity Compensation Plans

Employee Stock Ownership Plan

Effective December 31, 2007, we decided to terminate our Employee Stock Ownership and Capital Accumulation Plan.  As of November 29, 2010, there were no participants or shares remaining in the plan.

Amended and Restated 1988 Non-Qualified Stock Option Plan

On December 13, 1988, our shareholders approved the 1988 Non-Qualified Stock Option Plan covering up to 833,333 shares of common stock to provide an additional continuing form of long-term incentive to selected officers. On September 19, 2006, our board of directors approved the Amended and Restated 1988 Non-Qualified Stock Option Plan, which (i) increased the time period in which an employee terminated for any reason other than death or disability has to exercise the portion of the option which is exercisable on the date of termination from 30 days to 90 days following the date of termination; (ii) provides for continued exercisability of options after termination in the discretion of the compensation committee as set forth in the stock option agreement at the time of grant; (iii) increased the time period in which an employee terminated due to disability has to exercise the option from 180 days to one year from the date of termination; and (iv) increased the time period in which the legal representative or legatee under the will of an employee who dies within 90 days (instead of 30 days) after the date of termination of employment or while employed by us or a subsidiary has to exercise the decedent employee’s option from 180 days to one year from the date of death.  Unless terminated by the board, the 1988 Non-Qualified Stock Option Plan shall remain effective until no further options may be granted and all options granted under the 1988 Non-Qualified Stock Option Plan are no longer outstanding.  During fiscal year 2010, an option to purchase 100,000 shares was granted to our Chief Financial Officer and options to purchase an aggregate of 110,000 shares were granted to two employees under the 1988 Non-Qualified Stock Option Plan.  During fiscal year 2009, an option to purchase 360,000 shares was granted to our Chief Executive Officer under this plan. As of November 29, 2010, there were options outstanding to purchase 732,500 shares, exercisable at prices ranging from $0.38 per share to $2.90 per share of our common stock at a weighted average exercise price of $0.96 per share.

Amended and Restated 2000 Performance Equity Plan

On February 22, 2000, the board of directors adopted the 2000 Performance Equity Plan covering 375,000 shares of common stock under which our officers, directors, key employees and consultants are eligible to receive incentive or non-qualified stock options, stock appreciation rights, restricted stock awards, stock reload options and other stock based awards.  Shareholders approved the 2000 Performance Equity Plan on November 28, 2000.  On January 23, 2008, our shareholders approved the Amended and Restated 2000 Performance Equity Plan, which increased the number of shares of our common stock available for issuance under the plan from 375,000 shares to 2,000,000 shares, added a 500,000 share limit on grants to any individual in any one calendar year in order for the plan to comply with Section 162(m) of the Internal Revenue Code and made other changes to comply with Section 409A of the Internal Revenue Code.  The Amended and Restated 2000 Performance Equity Plan will terminate when no further awards may be granted and awards granted are no longer outstanding, provided that incentive options may only be granted until February 21, 2010.  To the extent permitted under the provisions of the 2000 Performance Equity Plan, the compensation committee has authority to determine the selection of participants, allotment of shares, price and other conditions of awards.  During fiscal years 2010 and 2009, 62,500 and 127,500 options, respectively, were granted to our employees under the 2000 Performance Equity Plan.  As of November 29, 2010, there were options outstanding to purchase an aggregate of 666,750 shares, exercisable at prices ranging from $0.17 per share to $3.10 per share of our common stock at a weighted average exercise price of $2.50 per share.

During the year ended July 31, 2010, we issued, pursuant to the 2000 Performance Equity Plan, 150,000, 100,000 and 75,000 shares of restricted stock to our Chief Executive Officer, our Chief Financial Officer and one employee, respectively.  The 150,000 shares issued to our Chief Executive Officer vest in three equal annual installments of 50,000 shares each on January 2, 2012, 2013 and 2014, provided the executive is employed by us on each such date. The 100,000 shares issued to our Chief Financial Officer vest in three installments of 25,000, 25,000 and 50,000 shares on June 1, 2011, 2012 and 2013, respectively, provided the executive is employed by us on each such date.  The 75,000 shares issued to one of our employees vest in three installments of 18,750, 18,750 and 37,500 shares on June 24, 2011, 2012 and 2013, respectively, provided the employee is employed by us on each such date.

During the year ended July 25, 2009, we issued, pursuant to the 2000 Performance Equity Plan, 100,000 shares of restricted stock to our Chief Executive Officer.  50,000 shares vested on January 2, 2010 and the remaining 50,000 shares will vest on January 2, 2011, provided that the executive is employed by us on such date.

Our Non-Employee Director Compensation Plan provides that each non-employee director may elect to receive the annual stipend and meeting fees in cash and/or shares of our common stock under our 2000 Performance Equity Plan in such proportion as is determined by each non-employee director.  In addition, on November 8, 2010, we made a one-time issuance of 20,000 shares of fully vested common stock to each of our four non-employee directors under the 2000 Performance Equity Plan.  As of November 29, 2010, an aggregate of 381,021 shares of common stock have been issued to non-employee directors under the 2000 Performance Equity Plan.

Amended and Restated 2003 Employee Equity Incentive Plan

FOH Holdings adopted the 2003 Employee Equity Incentive Plan on December 1, 2003. The plan authorized FOH Holdings to issue incentive or nonqualified stock options to its employees and officers.  The plan was amended and restated as of December 1, 2006, primarily to increase the number of shares covered under the plan and to permit the issuance of nonqualified stock options to independent directors.  On January 28, 2008, the 2003 Employee Equity Incentive Plan and underlying options were assumed by us.  As of November 29, 2010, there were options outstanding to purchase an aggregate of 941,208 shares, exercisable at prices ranging from $1.12 per share to $4.52 per share of our common stock at a weighted average exercise price of $2.37 per share.  No additional grants may be made under the 2003 Employee Equity Incentive Plan.

2010 Long-Term Incentive Equity Plan

On June 29, 2010, the board of directors adopted the 2010 Long-Term Incentive Equity Plan covering 4,000,000 shares of common stock under which our officers, directors, key employees and consultants are eligible to receive incentive or non-qualified stock options, stock appreciation rights, restricted stock awards, stock reload options and other stock based awards.  This plan is subject to shareholder approval, which we are seeking to obtain at our next scheduled annual shareholders meeting.  The 2010 Long-Term Incentive Equity Plan will terminate when no further awards may be granted and awards granted are no longer outstanding, provided that incentive options may only be granted until June 28, 2020.  To the extent permitted under the provisions of the 2010 Long-Term Incentive Equity Plan, the compensation committee has authority to determine the selection of participants, allotment of shares, price and other conditions of awards.  During the fiscal year ended July 31, 2010, an option to purchase 600,000 shares was granted to our Chief Executive Officer under the 2010 Long-Term Incentive Equity Plan at an exercise price of $0.78 per share. The grant of the option is subject to and conditioned upon approval by our shareholders of the 2010 Long-Term Incentive Equity Plan, which we are seeking at the next scheduled annual shareholders meeting.  If shareholder approval is not obtained, the option shall be deemed null and void.

Compensation Arrangements for Directors

We pay our non-employee directors in accordance with the terms of our Non-Employee Director Compensation Plan, which was adopted by our board of directors in December 2004 and became effective on January 1, 2005.  Under the plan, each non-employee director receives (i) an annual stipend of $20,000, payable quarterly in arrears, (ii) $2,000 per day for board or committee meetings attended in person, regardless of the number of meetings held that day and (iii) $1,000 per meeting for board or committee meetings attended telephonically, unless two or more teleconference call meetings are held back-to-back on the same call, in which case each non-employee director will receive $1,000 for the entire call.  Payment of the annual stipend and meeting fees are made, at the election of each non-employee director, in cash and/or shares of common stock under our 2000 Performance Equity Plan in such proportion as is determined by each non-employee director.  If a non-employee director elects to be paid in stock, either in full or in part, the number of shares of common stock to be issued is determined by dividing the dollar amount of the stipend and meeting fees earned during the quarter (or a percentage thereof, if the non-employee director elects to receive stock payment in part) by the last sale price of our common stock on the last trading day of each calendar quarter in which the fees were earned.

We also pay or reimburse each non-employee director for all transportation, hotel and other expenses reasonably incurred by the non-employee director in connection with attendance at board and committee meetings against itemized reports and receipts submitted with respect to any such expenses and approved in accordance with our customary procedures.

On November 8, 2010, we made a one time issuance of 20,000 shares of fully vested common stock to each of our four non-employee directors under the 2000 Performance Equity Plan.

The following table summarizes the compensation of our non-employee directors for the year ended July 31, 2010.  Directors who are employees of our company do not receive separate compensation for their service as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Peter Cole(2)	38,000	-	-	38,000
John L. Eisel(3)	16,000	24,000	-	40,000
William F. Harley(4)	-	32,000	-	32,000
Michael A. Salberg(5)	26,667	-	-	26,667
Joel M. Simon(6)	27,583	4,084	-	31,667
Milton J. Walters(7)	30,750	10,251	-	41,001

(1)	Represents the dollar value of the compensation that the director elected to receive in shares of our common stock in lieu of cash compensation.

(2)	As compensation for Mr. Cole’s services as a non-employee director and for his attendance at board and/or committee meetings, Mr. Cole received cash payments of $38,000.

(3)
As compensation for Mr. Eisel’s services as a non-employee director and for his attendance at board and/or committee meetings, Mr. Eisel received cash payments of $16,000 and payments in common stock of 19,962 shares at a total value of $24,000.

(4)
As compensation for Mr. Harley’s services as a non-employee director and for his attendance at board and/or committee meetings, Mr. Harley received payments in common stock of 26,648 shares at a total value of $32,000.

(5)
As compensation for Mr. Salberg’s services as a non-employee director and for his attendance at board and/or committee meetings, Mr. Salberg received cash payments of $26,667.  Mr. Salberg’s term as a director ended on May 12, 2010.

(6)
As compensation for Mr. Simon’s services as a non-employee director and for his attendance at board and/or committee meetings, Mr. Simon received cash payments of $27,583 and payments in common stock of 3,665 shares at a total value of $4,084.  Mr. Simon’s term as a director ended on May 12, 2010.

(7)
As compensation for Mr. Walters’ services as a non-employee director and for his attendance at board and/or committee meetings, Mr. Walters received cash payments of $30,750 and payments in common stock of 8,497 shares at a total value of $10,251.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of November 29, 2010 by:

•
each person or group (as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock on November 29, 2010;

•	each of our named executive officers and directors; and

•	all of our named executive officers and directors, as a group.

The percentage of beneficial ownership indicated below is based on 38,421,972 shares of our common stock outstanding on November 29, 2010.

	Beneficial Ownership of Our Common Stock on November 29, 2010
Name and Address of Beneficial Owner(1)	Number of Shares		Percent of Class
TTG Apparel, LLC 287 Bowman Avenue Purchase, New York 10577	1,766,322	(2)	4.6%

Tokarz Investments, LLC 287 Bowman Avenue Purchase, New York 10577	8,704,515	(2)(3)	22.5%

Fursa Alternative Strategies LLC, on behalf of certain funds and accounts affiliated with or managed by it or its affiliates P.O. Box 813 Amityville, New York 11701	18,868,871	(4)	46.9%

Thomas J. Lynch	860,000	(5)	2.2%

Peter Cole	598,112	(6)	1.6%

Thomas Rende	436,720	(7)	1.1%

Linda LoRe	875,249	(8)	2.2%

John L. Eisel	135,024	(9)	*

	Beneficial Ownership of Our Common Stock on November 29, 2010
Name and Address of Beneficial Owner(1)	Number of Shares		Percent of Class
William F. Harley Fursa Alternative Strategies LLC P.O. Box 813 Amityville, New York 11701	130,389	(10)	*

Milton J. Walters	105,487	(11)	*

All directors and executive officers as a group (7 individuals)	3,140,981	(12)	7.9%

*	Less than 1%.

(1)
Unless otherwise noted, the business address of each of Thomas J. Lynch, Linda LoRe, Peter Cole, Thomas Rende, John L. Eisel and Milton J. Walters is c/o Frederick’s of Hollywood Group Inc., 6255 Sunset Boulevard, Hollywood, California 90028.

(2)
According to a Schedule 13D, dated January 28, 2008, and filed with the SEC on February 5, 2008, Michael T. Tokarz is the sole controlling person and manager of each of TTG Apparel, LLC and Tokarz Investments, LLC.

(3)	Includes 317,538 shares of common stock issuable upon exercise of currently exercisable warrants.

(4)
Represents (a) 17,051,333 shares of common stock and (b) 1,817,538 shares of common stock issuable upon exercise of currently exercisable warrants.  Of these securities, the following securities are subject to a Pledge Agreement between Fursa Master Global Event Driven Fund LP and Scotia Capital (USA) Inc. (“Pledge Agreement”): (i) 11,359,292 shares of common stock and (ii) 1,152,181 shares of common stock issuable upon exercise of currently exercisable warrants.

(5)
Includes (a) currently exercisable options to purchase 240,000 shares of common stock, (b) options to purchase 120,000 shares that become exercisable within 60 days of November 29, 2010 and (c) 250,000 shares of restricted stock, of which 50,000 shares are vested and 50,000 shares will vest on each January 2, 2011, 2012, 2013 and 2014.  Excludes options to purchase 600,000 shares of common stock that are not exercisable within 60 days of November 29, 2010.

(6)
Includes (a) 70,000 shares of common stock held by Performance Enhancement Partners, LLC and (b) currently exercisable options to purchase 162,500 shares of common stock granted to Performance Enhancement Partners, LLC.  Peter Cole, as sole member of Performance Enhancement Partners, has voting and dispositive power over these shares.

(7)
Includes (a) currently exercisable options to purchase 176,250 shares of common stock, (b) 157,644 shares of common stock held jointly with Mr. Rende’s spouse, (c) 1,650 shares of common stock owned by Mr. Rende’s spouse and (d) 100,000 shares of restricted stock, of which 25,000 shares will vest on each June 1, 2011 and 2012 and 50,000 shares will vest on June 1, 2013.  Excludes options to purchase 115,000 shares of common stock that are not exercisable within 60 days of November 29, 2010.

(8)
Includes (a) currently exercisable options to purchase 500,249 shares of common stock, (b) options to purchase 25,000 shares that become exercisable within 60 days of November 29, 2010 and (c) 200,000 shares of restricted stock, of which 100,000 shares are vested and 50,000 shares vest on each of December 31, 2010 and 2011.  Excludes options to purchase 60,113 shares of common stock that are not exercisable within 60 days of November 29, 2010.

(9)	Includes currently exercisable options to purchase 6,000 shares of common stock.

(10)
As Chief Investment Officer of Fursa, William F. Harley exercises voting and dispositive power over shares beneficially owned by certain funds and accounts affiliated with, managed by, or over which Fursa or any of its affiliates exercises investment authority, including, without limitation, with respect to voting and dispositive rights, described in Footnote 4 above. Mr. Harley disclaims beneficial ownership of the shares described in Footnote 4 above except to the extent of his pecuniary interest therein.  Accordingly, such shares are not included in Mr. Harley’s beneficial ownership.

(11)
Includes (a) 50,290 shares of common stock held by Sagebrush Group, Inc. and (b) currently exercisable options to purchase 26,718 shares of common stock.  Excludes options to purchase 4,452 shares of common stock that are not exercisable within 60 days of November 29, 2010.  Milton Walters, as the sole shareholder of Sagebrush Group, Inc., has voting and dispositive power over the shares held by Sagebrush Group, Inc.

(12)
Includes an aggregate of 1,256,717 shares of common stock that Thomas J. Lynch, Peter Cole, Thomas Rende, Linda LoRe, John L. Eisel and Milton J. Walters have the right to acquire upon exercise of outstanding options that are exercisable within 60 days of November 29, 2010.

Equity Compensation Plan Information

The following sets forth certain information as of July 31, 2010 concerning our equity compensation plans:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Plans approved by shareholders
1988 Non-Qualified Stock Option Plan	732,500		$0.96	100,833
2000 Performance Equity Plan	681,750	(1)	$2.47	452,876	(2)
2003 Employee Equity Incentive Plan	975,974		$2.38	–
January 2008 Warrants(3)	635,076		$3.31	–
Plans not approved by shareholders
March 2010 Warrants(4)	2,543,760		$1.41	–
May 2010 Warrants(5)	1,500,000		$2.33	–
2010 Long-Term Incentive Equity Plan(6)	600,000		$0.78	3,400,000
Total	7,669,060		$1.87	3,953,709

(1)
Includes 18,000 shares of common stock issuable upon exercise of options under our 2000 Performance Equity Plan granted to non-employee directors pursuant to our Non-Employee Director Compensation Plan.

(2)
Our Non-Employee Director Compensation Plan provides that each non-employee director may elect to receive his or her annual stipend and meeting fees in cash and/or shares of our common stock under our 2000 Performance Equity Plan in such proportion as is determined by each non-employee director. If a non-employee director elects to be paid in stock, either in full or in part, the number of shares of common stock to be issued is determined by dividing the dollar amount of the stipend and meeting fees earned during the quarter (or a percentage thereof, if the non-employee director elects to receive stock payment in part) by the last sale price of our common stock on the last trading day of each calendar quarter in which the fees were earned.  As of July 31, 2010, an aggregate of 264,748 shares of common stock have been issued to non-employee directors.

On June 1, 2010, we issued 100,000 shares of restricted stock to our Chief Financial Officer under the 2000 Performance Equity Plan.  25,000 shares vest on each of June 1, 2011 and 2012 and 50,000 shares vest on June 1, 2013 provided that he is employed by us on each such date.

On June 24, 2010, we issued 75,000 shares of restricted stock to one of our employees under the 2000 Performance Equity Plan.  18,750 shares vest on each of June 24, 2011 and 2012 and 37,500 shares vest on June 24, 2013 provided that the employee is employed by us on each such date.

On June 29, 2010, we issued 150,000 shares of restricted stock to our Chairman and Chief Executive Officer under the 2000 Performance Equity Plan.  50,000 shares vest on each of January 2, 2012, 2013 and 2014 provided that he is employed by us on each such date.

On January 29, 2009, we issued 100,000 shares of restricted stock to our Chairman and Chief Executive Officer under the 2000 Performance Equity Plan.  50,000 shares vested on January 2, 2010 and 50,000 shares will vest on January 2, 2011 provided that he is employed by us on such date.

(3)
On January 28, 2008, as sole consideration for their commitments to act as standby purchasers in connection with our $20 million rights offering, we issued to Fursa and Tokarz Investments, LLC warrants to purchase an aggregate of 596,592 shares of common stock, subject to adjustment.  Pursuant to the anti-dilution adjustment provisions contained in the warrants, following the consummation of our private placement to accredited investors on March 16, 2010 (the “Private Placement”), the number of shares of common stock issuable upon exercise of the warrants was increased from an aggregate of 596,592 shares to an aggregate of 635,076 shares and the exercise price was decreased from $3.52 per share to $3.31 per share.  The warrants expire on January 28, 2011.

(4)
In connection with the consummation of the Private Placement, we issued to the investors two-and-a-half year Series A warrants to purchase up to an aggregate of 1,162,820 shares of common stock at an exercise price of $1.25 per share, and five-year Series B warrants to purchase up to an aggregate of 1,162,820 shares of common stock at an exercise price of $1.55 per share. In addition, we issued to Avalon Securities Ltd. and its designees, who acted as placement agent in the transaction, warrants to purchase an aggregate of 218,030 shares of common stock at an exercise price of $1.21 per share.  Except for the exercise price, these warrants are identical to the Series B warrants issued to investors in the Private Placement.

(5)
On May 18, 2010, in connection with the consummation of the transactions contemplated by the Debt Exchange and Preferred Stock Conversion Agreement, dated as of February 1, 2010, with accounts and funds managed by and/or affiliated with Fursa, we issued to Fursa three, five and seven-year warrants, each to purchase 500,000 shares of common stock (for an aggregate of 1,500,000 shares of common stock) at exercise prices of $2.00, $2.33 and $2.66 per share, respectively.

(6)
On June 29, 2010, our board of directors adopted the 2010 Long-Term Incentive Equity Plan (including an Incentive Stock Option Plan).  This plan is subject to shareholder approval, which we are seeking to obtain at our next scheduled annual shareholders meeting.  4,000,000 shares of common stock are authorized under the 2010 Long-Term Incentive Equity Plan for the issuance of qualified and non-qualified stock options and other stock-based awards to eligible participants.  Options granted under the 2010 Long-Term Incentive Plan are not subject to a uniform vesting schedule.  On June 29, 2010, we granted options to purchase 600,000 shares of common stock under the 2010 Long-Term Incentive Equity Plan to our Chief Executive Officer at an exercise price of $0.78 per share, which vest as follows: 150,000 shares vest on January 2, 2012, 200,000 shares vest on January 2, 2013 and 250,000 shares vest on January 2, 2014.  These options were outstanding as of July 31, 2010.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by the board of directors (or the audit committee). Related party transactions are defined under SEC rules as transactions in which (1) the aggregate amount involved will or may be expected to exceed the lesser of $120,000 or one percent of the average of our total assets in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any related party, which includes (a) an executive officer, director or nominee for election as a director, (b) a greater than 5 percent beneficial owner of our common stock, or (c) an immediate family member of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest. A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

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

Related Party Transactions

On May 18, 2010, we completed the transactions contemplated by the Debt Exchange and Preferred Stock Conversion Agreement, dated as of February 1, 2010, with accounts and funds managed by and/or affiliated with Fursa.  At the closing, we issued to Fursa an aggregate of 8,664,373 shares of our common stock upon exchange of approximately $14,285,000 of outstanding secured long-term debt (“Tranche C Debt”) and accrued interest, and conversion of approximately $8,795,000 of Series A Preferred Stock, including accrued dividends, representing all of our outstanding shares of Series A Preferred Stock, at an effective price of approximately $2.66 per share.

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

Independence of Directors

Our common stock is listed on the NYSE Amex.  As a result, we follow the rules of the NYSE Amex in determining whether a director is independent.  The board of directors also consults with our counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The current NYSE Amex listing standards define an “independent director” generally as a person, other than an officer or employee of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.  As a “smaller reporting company,” the NYSE Amex requires that at least 50% of the board of directors be considered independent, as determined by the board.  Consistent with these considerations, the board of directors affirmatively has determined that John Eisel, William Harley and Milton Walters will be our independent directors for the ensuing year.  The other remaining directors, Thomas Lynch and Linda LoRe, are not independent because they are current employees.  Mr. Cole is not independent because he served as an executive officer during fiscal year 2009.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

On January 5, 2009, we were notified that, effective December 31, 2008, the shareholders of Mahoney Cohen & Company, CPA, P.C. (“Mahoney Cohen”) became shareholders of Mayer Hoffman McCann P.C. pursuant to an asset purchase agreement and that Mahoney Cohen resigned as our independent registered public accounting firm.  The New York practice of Mayer Hoffman McCann P.C. now operates under the name Mayer Hoffman McCann CPAs (“MHM”).  In January 2009, the audit committee engaged MHM as our independent registered public accounting firm.  The audit report of Mahoney Cohen on our consolidated financial statements as of and for the year ended July 26, 2008 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audit of our consolidated financial statements for the fiscal year ended July 26, 2008 and through Mahoney Cohen’s resignation, there were (i) no disagreements between us and Mahoney Cohen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Mahoney Cohen, would have caused Mahoney Cohen to make reference to the subject matter of the disagreement in their report on our financial statements for such year and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

During the year ended July 26, 2008 and through the date of MHM’s engagement, we did not consult with MHM regarding any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The following table summarizes the aggregate fees (rounded to the nearest $1,000) billed to us by Mahoney Cohen and MHM for professional services for the years ended July 31, 2010 and July 25, 2009:

	Years Ended,
	July 31, 2010	July 25, 2009
Audit Fees(1)	$387,000	$415,000
Audit Related Fees(2)	42,000	21,000
Tax Fees(3)	108,000	115,000
	$537,000	$551,000

(1)
Represents the aggregate fees billed for professional services rendered in connection with the audit of our consolidated financial statements and the review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q.

(2)	Represents the aggregate fees billed in connection with the reviews of various SEC filings and employee benefit plan audits.

(3)	Represents the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning.

PART IV

ITEM 15. – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b).          Exhibits:

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

November 29, 2010	FREDERICK’S OF HOLLYWOOD GROUP INC.

	By:	/s/ THOMAS J. LYNCH
Thomas J. Lynch
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ THOMAS RENDE
Thomas Rende
Chief Financial Officer
(Principal Financial and Accounting Officer)