Form 10-Q
period 2010-10-30
FREDERICK'S OF HOLLYWOOD GROUP INC /NY/
filed 2010-12-14
CIK 93631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 30, 2010

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

N/A

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

Yes  ☐          No  ☒

The number of common shares outstanding on December 10, 2010 was 38,421,972.

FREDERICK’S OF HOLLYWOOD GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page
PART I.	Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at October 30, 2010 (Unaudited) and July 31, 2010 (Audited)	3

	Consolidated Statements of Operations (Unaudited) for the Three Months Ended October 30, 2010 and October 24, 2009	4

	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended October 30, 2010 and October 24, 2009	5

	Notes to Consolidated Unaudited Financial Statements	6 – 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 – 22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II.	Other Information

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 6.	Exhibits	23

Signatures		24

PART  I.   FINANCIAL INFORMATION
Item 1.  Financial Statements

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	October 30,	July 31,
	2010	2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$491	$536
Restricted cash	2,302	4,660
Accounts receivable	1,786	1,127
Income tax receivable	76	127
Merchandise inventories	11,195	10,951
Prepaid expenses and other current assets	3,435	2,298
Deferred income tax assets	681	875
Current assets of discontinued operations	2,844	4,185
Total current assets	22,810	24,759
PROPERTY AND EQUIPMENT, Net	12,751	13,861
INTANGIBLE AND OTHER ASSETS	19,353	19,392
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	-	960
TOTAL ASSETS	$54,914	$58,972

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$3,000	$3,269
Accounts payable and other accrued expenses	17,540	20,198
Deferred revenue from gift cards	1,778	1,781
Current liabilities of discontinued operations	2,327	2,041
Total current liabilities	24,645	27,289

DEFERRED RENT AND TENANT ALLOWANCES	4,926	4,926
TERM LOAN	7,112	7,002
OTHER	57	70
DEFERRED INCOME TAX LIABILITIES	7,917	8,377
TOTAL LIABILITIES	44,657	47,664

COMMITMENTS AND CONTINGENCIES (NOTE 6)	-	-

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value – authorized, 10,000,000 shares at October 30, 2010 and July 31, 2010; issued and outstanding, none at October 30, 2010 and July 31, 2010	-	-

Common stock, $.01 par value – authorized, 200,000,000 shares at October 30, 2010 and July 31, 2010; issued and outstanding, 38,326,913 shares at October 30, 2010 and 38,343,199 shares at July 31, 2010	383	383
Additional paid-in capital	87,073	86,977
Accumulated deficit	(77,199)	(75,969)
Accumulated other comprehensive loss	-	(83)
TOTAL SHAREHOLDERS’ EQUITY	10,257	11,308
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$54,914	$58,972

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	October 30,	October 24,
	2010	2009

Net sales	$28,617	$31,114
Cost of goods sold, buying and occupancy	17,148	20,156
Gross profit	11,469	10,958
Selling, general and administrative expenses	11,342	13,210
Operating income (loss)	127	(2,252)
Interest expense, net	399	361
Loss from continuing operations before income tax provision	(272)	(2,613)
Income tax provision	25	16
Net loss from continuing operations	(297)	(2,629)
Net loss from discontinued operations, net of tax (benefit)/provision of ($266) and $8 for the three months ended October 30, 2010 and October 24, 2009, respectively	(933)	(1,707)

Net loss	(1,230)	(4,336)
Less: Preferred stock dividends	-	119
Net loss applicable to common shareholders	$(1,230)	$(4,455)

Basic and diluted net loss per share from continuing operations	$(.01)	$(.10)
Basic and diluted net loss per share from discontinued operations	(.02)	(.07)
Total basic and diluted net loss per share applicable to common shareholders	$(.03)	$(.17)

Weighted average shares outstanding – basic and diluted	38,349	26,407

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED  STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended
	October 30,	October 24,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,230)	$(4,336)
Net loss from discontinued operations	(933)	(1,707)
Net loss from continuing operations	(297)	(2,629)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	842	1,084
Issuance of common stock for directors’ fees	19	12
Stock-based compensation expense	77	191
Amortization of deferred financing costs	34	30
Non-cash interest on long-term debt – related party	-	202
Non-cash interest on term loan	110	-
Amortization of deferred rent and tenant allowances	-	151
Changes in operating assets and liabilities:
Accounts receivable	(659)	(163)
Merchandise inventories	(284)	(2,735)
Prepaid expenses and other current assets	(810)	(821)
Income tax receivable	51	79
Other assets	5	112
Accounts payable and other accrued expenses	(2,583)	1,357
Deferred revenue from gift cards	(3)	(13)
Net cash used in operating activities of discontinued operations	(2,748)	(2,402)
Net cash used in operating activities	(6,246)	(5,545)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(19)	(283)
Net cash provided by (used in) investing activities of discontinued operations	4,219	(32)
Net cash provided by (used in) investing activities	4,200	(315)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facility	(269)	3,686
Cash transferred out of a restricted account	4,660	-
Cash transferred into a restricted account	(2,302)	-
Proceeds on bridge facility	-	2,000
Repayment of capital lease obligation	(13)	-
Payment of deferred financing costs	(75)	(75)
Net cash provided by financing activities	2,001	5,611
NET DECREASE IN CASH AND CASH EQUIVALENTS	(45)	(249)
CASH AND CASH EQUIVALENTS:
Beginning of period	536	555
End of period	$491	$306

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$192	$150
Taxes	$5	$24

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

Description of Business –Frederick’s of Hollywood Group Inc. (the “Company”), through its subsidiaries, sells women’s intimate apparel and related products under its proprietary Frederick’s of Hollywood® brand predominantly through U.S. mall-based specialty stores, which are referred to as “Stores,” and through its catalog and website at www.fredericks.com, which are referred to collectively as “Direct.”

During the fourth quarter of fiscal year 2010, the Company made a strategic decision to divest its wholesale division due to continuing losses and in order to focus on its core retail operations.  On October 27, 2010, the Company completed the sale of substantially all of the assets of the wholesale division, except cash and accounts receivable and certain other assets, to Dolce Vita Intimates LLC (“Dolce Vita”).  These operations are classified herein as discontinued operations (See Note 3).

Fiscal Year – The Company’s fiscal year is the 52- or 53-week period ending on the last Saturday in July. References to the three months ended October 30, 2010 and October 24, 2009 or the first quarter of fiscal years 2011 and 2010 refer to the thirteen-week periods ended October 30, 2010 and October 24, 2009, respectively.  References to fiscal years 2011 and 2010 refer to the 52-week period ending July 30, 2011 and the 53-week period ended July 31, 2010, respectively.

Interim Financial Information – In the opinion of management, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of October 30, 2010 and the results of operations and cash flows for the three months ended October 30, 2010 and October 24, 2009.

The information set forth in these consolidated financial statements is unaudited except for the July 31, 2010 consolidated balance sheet data.  These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The results of operations for the three months ended October 30, 2010 are not necessarily indicative of the results to be expected for the full year.  This Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended July 31, 2010 included in the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 25, 2010.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition – The Company records revenue at the point of sale for Stores and at the time of estimated receipt by the customer for Direct sales.  Outbound shipping charges billed to customers are included in net sales.  The Company records an allowance for estimated returns from its customers in the period of sale based on prior experience.  At October 30, 2010 and July 31, 2010, the allowance for estimated returns was $862,000 and $868,000, respectively.  If actual returns are greater than expected, additional sales allowances may be recorded in the future.  Retail sales are recorded net of sales taxes collected from customers at the time of the transaction.

The Company records other revenues for shipping revenues, as well as for commissions earned on direct sell-through programs, on a net basis as the Company acts as an agent on behalf of the related vendor.  For the three months ended October 30, 2010 and October 24, 2009, total other revenues recorded in net sales in the accompanying consolidated unaudited statements of operations were $1,660,000 and $1,758,000, respectively.

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

Merchandise Inventories – Store inventories are valued at the lower of cost or market using the retail inventory first-in, first-out (“FIFO”) method, and Direct inventories are valued at the lower of cost or market, on an average cost basis that approximates the FIFO method.  Store and Direct inventories consist entirely of finished goods. Freight costs are included in inventory and vendor promotional allowances are recorded as a reduction in inventory cost.  These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations and gross margins.  Markdowns are recorded when the sales value of the inventory has diminished.  Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends.  The Company reserves for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and the age of the inventory.  If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.  Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Inventory reserves were $140,000 at October 30, 2010 and $278,000 at July 31, 2010.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit.  The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally three months.  The realization of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future net revenues.  Direct-response advertising costs of $2,191,000 and $1,488,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at October 30, 2010 and July 31, 2010, respectively. Management believes that they have appropriately determined the expected period of future benefit as of the date of the Company’s consolidated financial statements.  However, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.  Direct-response advertising expense for the three months ended October 30, 2010 and October 24, 2009 were $1,791,000 and $2,111,000, respectively.

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

The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance.  Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required.  No impairment was recorded for the three months ended October 30, 2010 and October 24, 2009 related to these long-lived assets.

Intangible Assets – The Company has certain intangible assets that consist of trademarks, principally the Frederick’s of Hollywood trade name and domain names.  Management has determined the trademarks and domain names to have indefinite lives. Applicable accounting literature requires the Company not to amortize indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred. No impairment was recorded for the three months ended October 30, 2010 and October 24, 2009 related to these intangible assets.

Accounting for Stock-Based Compensation – The Company measures and recognizes compensation expense for all share-based payment awards to employees and directors based on estimated fair values on the grant date.  The Company recognizes the expense on a straight-line basis over the requisite vesting period.

The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.  There were no options granted during the three months ended October 30, 2010 or October 24, 2009.

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

Fair Value of Financial Instruments – The Company’s management believes the carrying amounts of cash and cash equivalents, accounts receivable, the revolving credit facility, accounts payable and accrued expenses approximate fair value due to their short maturity.

The valuation techniques required by applicable accounting literature are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•
Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related asset or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities.

The use of observable market inputs (quoted market prices) is required when measuring fair value and requires Level 1 quoted prices to be used to measure fair value whenever possible. The fair value of the Company’s Term Loan (defined below) approximates its carrying value at October 30, 2010 and is classified within Level 3 of the fair value hierarchy (see Note 5).

Supplemental Disclosure of Cash Flow Information – The Company had outstanding accounts payable and accrued expenses of $0 at October 30, 2010 and July 31, 2010, and $99,000 and $20,000 at October 24, 2009 and July 25, 2009, respectively, related to purchases of property and equipment.  During the three months ended October 24, 2009, the Company accrued dividends of $119,000 on its Series A 7.5% Convertible Preferred Stock (“Series A Preferred Stock”).  During the fourth quarter of fiscal year 2010, the Company completed a conversion of its Series A Preferred Stock.  Accordingly, there was no dividend accrued during the three months ended October 30, 2010.

During the three months ended October 30, 2010, a fire damaged one of the Company’s stores, which resulted in a write-off of the fixed assets and inventory contained in the store.  As the Company anticipates that it will receive an insurance recovery that will be no less than the carrying value of the assets in the store, it established a receivable for the carrying value of the damaged assets.  Accordingly, a non-cash reduction of fixed assets of $287,000 and inventory of $40,000 was offset by a noncash increase to prepaid expenses and other current assets of $327,000 for the three months ended October 30, 2010.

Recently Issued Accounting Updates – There have been no recently issued accounting updates that had a material impact on the Company’s consolidated unaudited financial statements for the three months ended October 30, 2010 or that are expected to have an impact in the future.

3.	DISCONTINUED OPERATIONS

During the fourth quarter of fiscal year 2010, the Company made a strategic decision to divest the wholesale division to focus on its core retail operations.  Therefore, the Company reclassified its consolidated financial statements to reflect the divesting of the wholesale division and to segregate the revenues, costs and expenses, assets and liabilities and cash flows of this business.  The net operating results, net assets and liabilities, and net cash flows of the wholesale division have been reported as “discontinued operations” in the accompanying consolidated financial statements.

Revenues from discontinued operations were $3,421,000 and $6,094,000 for the three months ended October 30, 2010 and October 24, 2009, respectively.  Net loss from discontinued operations before recording a gain on the sale of the wholesale division was approximately $2,003,000 for the three months ended October 30, 2010, and $1,707,000, net of a tax provision of $8,000 for the three months ended October 24, 2009.

On October 27, 2010, the Company entered into and consummated the transactions contemplated by an Asset Purchase Agreement (the “Purchase Agreement”) with Dolce Vita, pursuant to which the Company sold to Dolce Vita substantially all of the assets of the wholesale division, except cash and accounts receivable and certain other assets.

The assets were purchased for an aggregate purchase price of approximately $4,469,000, subject to adjustment as provided in the Purchase Agreement.  $250,000 of the purchase price was placed in escrow in order to provide a fund for the payment of any adjustment to the purchase price and any indemnification claims made by the parties after the closing of the transaction.  The Company recorded a gain of approximately $1,070,000 as a result of the sale, which is net of approximately $225,000 earned by Avalon Securities Ltd., the Company’s investment banking firm, upon consummation of the transaction.  Pursuant to the Purchase Agreement, the Company agreed to provide certain transition services to be reimbursed by Dolce Vita for a limited period of time after the closing of the transaction.

The current liabilities of the discontinued operations are comprised of accounts payable and accrued expenses.  The components of the assets of the discontinued operations at October 30, 2010 and July 31, 2010 consist of the following (in thousands):

	October 30, 2010	July 31, 2010
Accounts receivable, net	$1,981	$1,452
Purchase price held in escrow	250	-
In-transit inventory receivable from Dolce Vita	613	-
Merchandise inventories, net	-	2,733
Current assets of discontinued operations	$2,844	$4,185

Intangible assets, net	$-	$915
Property and equipment	-	45
Long-term assets of discontinued operations	$-	$960

4.	ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses at October 30, 2010 and July 31, 2010 consist of the following (in thousands):

	October 30, 2010	July 31, 2010
Accounts payable and accrued expenses:
Accounts payable	$11,376	$13,332
Accrued payroll and benefits	491	1,035
Accrued vacation	1,088	1,308
Return reserves	947	946
Accrued rent	44	51
Sales and other taxes payable	773	687
Miscellaneous accrued expense and other	2,821	2,839
Total	$17,540	$20,198

5.	FINANCING AGREEMENTS

Revolving Credit Facility

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

The actual amount of credit available under the Facility is determined using measurements based on the Company’s receivables, inventory and other measures.  The applicable percentages used in calculating the borrowing base under the Facility were reduced on March 16, 2010 in connection with the closing of a private placement by the Company to accredited investors of 2,907,051 shares of common stock at $1.05 per share, raising total gross proceeds of approximately $3,052,000.  Interest is payable monthly, in arrears, at the Wells Fargo prime rate plus 175 basis points for “Base Rate” loans and at LIBOR plus 300 basis points for “LIBOR Rate” loans.  There also is a fee of 50 basis points on any unused portion of the Facility.

On November 4, 2008, the Company utilized the accordion feature under the Facility to increase the borrowing limit from $25 million to $30 million.  In utilizing the accordion feature, the Company’s minimum availability reserve increased by $375,000 (7.5% of the $5,000,000 increase) to $2,250,000 (7.5% of the $30,000,000) and the Company incurred a one-time closing fee of $12,500.

On September 21, 2009, the Facility was amended to provide for a $2.0 million bridge facility at an annual interest rate of LIBOR plus 10% (“Bridge Loan”), to be repaid upon the earlier of December 7, 2009 and the consummation of a financing in which the Company received net proceeds of at least $4.9 million.  On October 23, 2009, the Facility was further amended to extend the December 7, 2009 repayment date to August 1, 2010 and to reduce the net proceeds that the Company was required to receive to an aggregate of $4.4 million.

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

In connection with the amendments to the Facility described above, the Company incurred a one-time amendment fee of $150,000, one half of which was paid in connection with the September 2009 amendment to the Facility and the remainder was paid during the three months ended October 30, 2010 following the repayment of the Bridge Loan.

As of October 30, 2010, the Company had $1,000,000 outstanding under the Facility at a LIBOR Rate of 3.27% and $2,000,000 outstanding under the Facility at a LIBOR Rate of 3.29%.  For the three months ended October 30, 2010, borrowings under the Facility peaked at $5,698,000 and the average borrowing during the period was approximately $4,295,000.  In addition, at October 30, 2010, the Company had $1,422,000 of outstanding letters of credit under the Facility.

As of October 24, 2009, the Company had $12,931,000 outstanding under the Facility at a rate of 5.0% and $2,000,000 outstanding under the Bridge Loan at a rate of 10.25%.  For the three months ended October 24, 2009, borrowings under the Facility (excluding the Bridge Loan) peaked at $14,231,000 and the average borrowing during the period was approximately $11,407,000.  In addition, at October 24, 2009, the Company had $1,334,000 of outstanding letters of credit under the Facility.

The Facility contains customary representations and warranties, affirmative and restrictive covenants and events of default.  The restrictive covenants limit the Company’s ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, dispose of inventory, incur certain lease obligations, make capital expenditures, pay dividends, redeem or repurchase outstanding equity and issue capital stock.  In lieu of financial covenants, fixed charge coverage and overall debt ratios, the Company also is required to maintain specified minimum availability reserves. At October 30, 2010, the Company was in compliance with the Facility’s covenants and minimum availability reserve requirements.

Term Loan

On July 30, 2010, the Borrowers entered into a financing agreement (“Hilco Financing Agreement”) with the lending parties from time to time a party thereto and Hilco Brands, LLC, as lender and also as arranger and agent (“Hilco”).  The Hilco Financing Agreement provides for a term loan in the aggregate principal amount of $7,000,000 (“Term Loan”).  From the Term Loan proceeds, $2,000,000 was used to repay the Bridge Loan with the balance to be available to the Borrowers for additional working capital.

One-half of the principal amount of the Term Loan, together with accrued interest, is payable by the Borrowers on July 30, 2013 (“Initial Maturity Date”) and the other half of the principal amount of the Term Loan, together with accrued interest, is payable on July 30, 2014 (“Maturity Date”).  The Term Loan bears interest at a fixed rate of 9.0% per annum (“Regular Interest”) and an additional 6.0% per annum compounded annually (“PIK Interest”).  Regular Interest is payable quarterly, in arrears, on the first day of each calendar quarter, commencing on October 1, 2010 and at maturity.  PIK Interest is payable on the Initial Maturity Date and the Maturity Date, with the Borrowers having the right, at the end of any calendar quarter, to pay all or any portion of the then accrued PIK Interest.

For the three months ended October 30, 2010, the Company recorded interest expense of approximately $268,000, which is comprised of approximately $158,000 of Regular Interest and approximately $110,000 of PIK Interest.

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

The Hilco Financing Agreement and other loan documents contain customary representations and warranties, affirmative and negative covenants and events of default substantially similar to those contained in the Facility, except that the Hilco Financing Agreement contains a debt service coverage ratio covenant, which becomes effective commencing for the fiscal year ending July 30, 2011.  The restrictive covenants limit the Borrowers’ ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, dispose of inventory, incur certain lease obligations, make capital expenditures, pay dividends, redeem or repurchase outstanding equity and issue capital stock.  At October 30, 2010, the Company was in compliance with the Term Loan’s covenants. The Company paid a one-time fee of $280,000 in connection with the closing of the Term Loan.

Management believes the estimated fair value of the Term Loan approximates its carrying value of $7,112,000 at October 30, 2010 because the transaction was consummated on July 30, 2010 and there have not been changes to the Company’s business in the subsequent three months that would suggest adjustments to the credit worthiness of the Company. However, the sale of the unprofitable wholesale division could improve the Company’s borrowing ability in future periods and therefore impact the estimated fair value of the Term Loan.

6.	COMMITMENTS AND CONTINGENCIES

The Company is involved from time to time in litigation incidental to its business.  The Company believes that the outcome of such litigation will not have a material adverse effect on its results of operations or financial condition.

7.	NET LOSS PER SHARE

The Company’s calculations of basic and diluted net loss per share applicable to common shareholders are as follows (in thousands, except per share amounts):

	Three Months Ended
	October 30,	October 24,
	2010	2009
Net loss from continuing operations	$(297)	$(2,748	)(a)
Net loss from discontinued operations	(933)	(1,707)
Total net loss applicable to common shareholders	$(1,230)	$(4,455)

Basic and diluted weighted average number of shares outstanding	38,349	26,407

Basic and diluted net loss per share from continuing operations	$(0.01)	$(0.10)
Basic and diluted net loss per share from discontinued operations	(0.02)	(0.07)
Total basic and diluted net loss per share applicable to common shareholders	$(0.03)	$(0.17)

(a)           Includes Series A preferred stock dividends of $119.

There were 189,000 and 248,000 potentially dilutive shares that were not included in the computation of diluted net loss per share for the three months ended October 30, 2010 and October 24, 2009, respectively, since their effect would be anti-dilutive.

For the three months ended October 30, 2010, there were 1,785,000 shares of common stock issuable upon exercise of stock options and 4,679,000 shares of common stock issuable upon the exercise of warrants that also were not included in the computation of diluted net loss per share since the exercise prices of these instruments exceeded the average market price of the common stock during the period.

For the three months ended October 24, 2009, there were 1,646,000 shares of common stock issuable upon exercise of stock options, 598,000 shares of common stock issuable upon the exercise of warrants and 1,512,000 shares of common stock issuable upon the conversion of the Company’s Series A Preferred Stock that also were not included in the computation of diluted net loss per share since the respective exercise and conversion prices of these instruments exceeded the average market price of the common stock during the period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this Form 10-Q of Frederick’s of Hollywood Group Inc. (the “Company,” “we,” “us,” “our” or “Frederick’s”) and in our future filings with the Securities and Exchange Commission (“SEC”), the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.  We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  These risks are included in “Item 1: Business,” “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended July 31, 2010.  In assessing forward-looking statements contained herein, readers are urged to carefully read those statements.  Among the factors that could cause actual results to differ materially are: competition; business conditions and industry growth; rapidly changing consumer preferences and trends; general economic conditions; working capital needs; continued compliance with government regulations; loss of key personnel; labor practices; product development; management of growth; increases of costs of operations or inability to meet efficiency or cost reduction objectives; timing of orders and deliveries of products; and foreign government regulations and risks of doing business abroad.

Our History

We are a New York corporation incorporated on April 10, 1935.  On January 28, 2008, we consummated a merger with FOH Holdings, Inc., a privately-held Delaware corporation (“FOH Holdings”), whereby FOH Holdings became our wholly-owned subsidiary.  FOH Holdings is the parent company of Frederick’s of Hollywood, Inc.  Upon consummation of the merger, we changed our name from Movie Star, Inc. to Frederick’s of Hollywood Group Inc.

Following the merger and through the fiscal year ended July 31, 2010, we conducted our business through two operating divisions representing two distinct business reporting segments:  the multi-channel retail division, which includes our retail stores, catalogs and website operations, and the wholesale division, which included our wholesale operations in the United States and Canada.

During the fourth quarter of fiscal year 2010, we made a strategic decision to divest our wholesale division due to continuing losses and in order to focus on our core retail operations.  On October 27, 2010, we completed the sale of substantially all of the assets of the wholesale division to Dolce Vita Intimates LLC.  This decision was driven by a number of factors.  These factors include, but are not limited to, a dramatic reduction in our business with Walmart, which historically represented a significant portion of our wholesale business.  This reduction was primarily the result of Walmart producing its own merchandise, selecting competing vendors, and shifting its focus to product categories that differed from the products Walmart historically purchased from us.  We also lost a significant amount of business from other retail customers that began producing products themselves and selecting vendors with branding capabilities.

The wholesale division’s operations are classified as discontinued operations for all periods presented in the consolidated financial statements appearing elsewhere in this report.  Unless otherwise noted, the wholesale division is generally not discussed in this report.

Overview

Through our subsidiaries, we sell women’s intimate apparel and related products under our proprietary Frederick’s of Hollywood® brand predominantly through U.S. mall-based Frederick’s of Hollywood specialty retail stores, which are referred to as “Stores,” and through our catalog and website at www.fredericks.com, which are referred to collectively as “Direct.”  As of October 30, 2010, we operated 126 Frederick’s of Hollywood stores nationwide.

The popularity of the Frederick’s of Hollywood brand among consumers has enabled us to initiate a strategy during fiscal year 2010 to leverage our brand and expand our product offerings and channels of distribution by entering into product licensing agreements.  Our licensed merchandise categories currently include swimwear, sexy Halloween costumes, jewelry, accessories, bed and bath items and beach towels.  Certain swimwear styles are currently available through our website and catalog.  Select Frederick’s of Hollywood stores are currently carrying licensed products, with a more extensive roll out to additional stores during Summer 2011.

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

o
Current product licensing arrangements.  During the fourth quarter of fiscal year 2010, we entered into four separate multi-year licensing agreements with licensees to manufacture, distribute and market swimwear, sexy Halloween costumes, jewelry and accessories under the Frederick’s of Hollywood® brand.  During the first quarter of fiscal year 2011, we entered into an additional multi-year licensing agreement with a licensee to manufacture, distribute and market bedding items, beach towels and bath items.  In addition to selling these products through our retail stores, catalog and website, these agreements provide an economical and efficient opportunity for us to access a broad distribution network of retailers.  During fiscal year 2011, we have been and will continue to work closely with our licensees to assist them in coordinating their product offerings.

o
Future licensing initiatives.  In addition to currently licensed product categories, we will continue to partner with companies capable of providing high quality products and a strong distribution network that will help us to advance as one of the premier sexy lifestyle brands.  Other domestic and international licensing opportunities include intimate apparel, fragrances, shoes, headwear and handbags.  We also are exploring opportunities with international partners to expand in areas such as South Korea, the Middle East, Brazil, Japan, China and Canada.

•	Continuing to Evolve our Catalog and Website Operations

o
Catalog.  Due to a combination of rising paper, production and mailing costs and our website being the primary source of Direct customer orders, our catalog operations have been evolving over the past few years to serve as a medium to drive traffic to our website and stores rather than as a revenue generator.  We have been steadily reducing catalog circulation after testing various cost effective alternatives such as targeted emails, postcards and smaller-sized catalogs called “persona books” that are more personalized and tailored to the recipients’ purchasing behaviors.  With positive customer response rates, the page count of our full-sized catalogs has been reduced and complemented by a series of persona books featuring merchandise that can be purchased both in stores and on the website.  Persona books are supported by targeted emails, post cards and folios.  We expect to replace all of our full-sized catalogs with persona books beginning in the third quarter of fiscal year 2011.

o
eCommerce.  As our catalog operations have evolved, we have been able to reduce catalog costs and reallocate resources to our website and online marketing efforts.  During fiscal year 2011, we intend to continue to increase our online presence and drive more traffic to the website through search, affiliate and social media advertising and shopping comparison site optimization.  We also are focused on increasing visitors’ time spent on the website by further enhancing functionality and content, and improving the customer experience through initiatives such as customer product reviews, mobile friendly site access and adding rich media to provide customers with more robust product views.

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

Our accounting policies are more fully described in Note 2 to the consolidated unaudited financial statements contained elsewhere in this report. Management has identified certain critical accounting policies that are described below.

Our most significant areas of estimation and assumption are:

•	determination of the appropriate amount and timing of markdowns to clear unproductive or slow-moving retail inventory and overall inventory obsolescence;

•	estimation of future cash flows used to assess the recoverability of long-lived assets, including trademarks;

•	estimation of expected customer merchandise returns;

•	estimation of the net deferred income tax asset valuation allowance; and

•	estimation of deferred catalog costs and the amount of future benefit to be derived from the catalogs.

Revenue Recognition – We record revenue at the point of sale for Stores and at the time of estimated receipt by the customer for Direct sales.  Outbound shipping charges billed to customers are included in net sales.  We record an allowance for estimated returns from our customers in the period of sale based on prior experience.  At October 30, 2010 and July 31, 2010, the allowance for estimated returns was $862,000 and $868,000, respectively.  If actual returns are greater than expected, additional sales allowances may be recorded in the future. Historically, management has found its return reserve to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.

Merchandise Inventories – Store inventories are valued at the lower of cost or market using the retail inventory first-in, first-out (“FIFO”) method, and Direct inventories are valued at the lower of cost or market, on an average cost basis that approximates the FIFO method.  Store and Direct inventories consist entirely of finished goods. Freight costs are included in inventory and vendor promotional allowances are recorded as a reduction in inventory cost.  These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations and gross margins.  Markdowns are recorded when the sales value of the inventory has diminished.  Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends.  We reserve for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and the age of the inventory.  If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.  Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Inventory reserves were $140,000 at October 30, 2010 and $278,000 at July 31, 2010.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit.  The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally three months.  The realization of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future net revenues.  Direct-response advertising costs of $2,191,000 and $1,488,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at October 30, 2010 and July 31, 2010, respectively.  Management believes that they have appropriately determined the expected period of future benefit as of the date of the Company’s consolidated financial statements.  However, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.  Direct-response advertising expense for the three months ended October 30, 2010 and October 24, 2009 were $1,791,000 and $2,111,000, respectively.

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

The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance.  Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required.  No impairment was recorded for the three months ended October 30, 2010 and October 24, 2009 related to these long lived assets.

Intangible Assets – We have certain intangible assets that consist of trademarks, principally the Frederick’s of Hollywood trade name and domain names. Management has determined the trademarks and domain names to have indefinite lives. Applicable accounting literature requires us not to amortize indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred. No impairment was recorded for the three months ended October 30, 2010 and October 24, 2009 related to these intangible assets.

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

The following table sets forth each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the consolidated unaudited financial statements included elsewhere in this report (in thousands, except for percentages, which percentages may not add due to rounding):

	Three Months Ended
	October 30, 2010		October 24, 2009
Net sales	$28,617	100.0%	$31,114	100.0%
Cost of goods sold, buying and occupancy	17,148	60.0%	20,156	64.8%
Gross profit	11,469	40.0%	10,958	35.2%
Selling, general and administrative expenses	11,342	39.6%	13,210	42.5%
Operating income (loss)	127	0.4%	(2,252)	(7.2)%
Interest expense, net	399	1.4%	361	1.2%
Loss from continuing operations before income tax provision	(272)	(1.0)%	(2,613)	(8.4)%
Income tax provision	25	0.0%	16	0.0%
Net loss from continuing operations	(297)	(1.0)%	(2,629)	(8.4)%
Net loss from discontinued operations, net of tax benefit/provision	(933)	(3.3)%	(1,707)	(5.5)%
Net loss	(1,230)	(4.3)%	(4,336)	(13.9)%
Less: Preferred stock dividends	-		119
Net loss applicable to common shareholders	$(1,230)		$(4,455)

Net Sales

Net sales for the three months ended October 30, 2010 decreased to $28,617,000 as compared to $31,114,000 for the three months ended October 24, 2009, and were as follows (in thousands):

	Three Months Ended
	October 30, 2010	October 24, 2009	Decrease
Stores	$18,436	$20,395	$(1,959)
Direct (catalog and website)	10,181	10,719	(538)
Total net sales	$28,617	$31,114	$(2,497)

Total store sales for the three months ended October 30, 2010 decreased by $1,959,000, or 9.6%, as compared to the three months ended October 24, 2009.  Comparable store sales for the three months ended October 30, 2010 decreased by $1,371,000, or 7.0%, as compared to the three months ended October 24, 2009.  This decrease was due to a decrease in consumer spending resulting from the severe economic downturn of the regional economies in states where our stores are concentrated, including California, Nevada and Florida.  We also had fewer promotions during the three months ended October 30, 2010 as compared to the same period in the prior year, which resulted from having lower inventory levels.

Direct sales for the three months ended October 30, 2010 decreased by $538,000, or 5.0%, as compared to the three months ended October 24, 2009. The decrease resulted from not mailing a Summer Clearance catalog during Summer 2010 due to our lower inventory levels and our continued efforts to reduce costs.  This catalog, which was mailed in Summer 2009, consisted mainly of discounted merchandise.

Gross Profit

Gross margin (gross profit as a percentage of net sales) for the three months ended October 30, 2010 was 40.0% as compared to 35.2% for the three months ended October 24, 2009.  The largest contributors to the increase in gross margin were the following:

•
Product costs as a percentage of sales decreased by 3.8 percentage points for the three months ended October 30, 2010 as compared to the three months ended October 24, 2009.  The higher product margin was due to markdown assistance that we received from our vendors in the three months ended October 30, 2010, which we did not receive in the same period in the prior year.  In addition, there was a reduction in markdowns in the three months ended October 31, 2010 due to fewer promotions offered as compared to the same period in the prior year.

•
Buying costs, which consist of payroll and benefits for design, buying and merchandising personnel, decreased by $510,000 for the three months ended October 30, 2010 as compared to the three months ended October 24, 2009.  As a percentage of sales, buying costs decreased by 1.5 percentage points for the three months ended October 30, 2010 as compared to the same period in the prior year.  This decrease was primarily attributable to head count reductions, which resulted from streamlining the buying and merchandising departments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended October 30, 2010 decreased by $1,868,000 to $11,342,000, or 39.6% of sales, from $13,210,000, or 42.5% of sales, for the three months ended October 24, 2009. This decrease is primarily attributable to the following:

•
Store selling, general and administrative expenses decreased by $1,014,000 to $5,010,000 for the three months ended October 30, 2010 from $6,024,000 for the same period in the prior year.  This decrease was primarily due to decreases in (i) salaries and salary-related costs of $588,000, (ii) telephone costs of $145,000 and (iii) credit card fees of $117,000.  The decrease in salaries and salary-related costs is the result of lower store coverage requirements and a reduction in head count as compared to the same period in the prior year.  The lower telephone costs were the result of the cancellation of a telephone contract that required us to maintain a more expensive connection between our stores and our retail division corporate office.  The decrease in credit card fees was due to lower sales in our stores for the current period as compared to the same period in the prior year.

•
Direct selling, general and administrative expenses decreased by $464,000 to $3,532,000 for the three months ended October 30, 2010 from $3,996,000 for the same period in the prior year.  This decrease was primarily due to not printing the Summer Clearance catalog in Summer 2010, which resulted in a lower catalog expense of $200,000 compared to the same period in the prior year.  We also mailed fewer postcards during the three months ended October 30, 2010 as compared to the same period in the prior year, which resulted in a $76,000 cost savings.

Interest Expense, Net

For the three months ended October 30, 2010, net interest expense was $399,000 as compared to $361,000 for the three months ended October 24, 2009.  The increase resulted from a higher interest rate on the Term Loan, partially offset by lower borrowings under the revolving credit facility.

Income Tax Provision

Our effective tax rate is less than 1% for the three months ended October 30, 2010 and October 24, 2009.  Our income tax provision for the three months ended October 30, 2010 and October 24, 2009 primarily represents minimum and net worth taxes due in various states.  Due to the uncertainty of realization in future periods, no tax benefit has been recognized on the net losses for these periods.  Accordingly, a full valuation allowance has been established on the current loss and all net deferred tax assets existing at the end of the period, excluding the deferred tax liability related to our trademarks, which have an indefinite life.

Discontinued Operations

During the fourth quarter of fiscal year 2010, we made a strategic decision to divest our wholesale division due to continuing losses and in order to focus on our core retail operations.  Our wholesale division’s operations are classified as discontinued operations for all periods presented in the consolidated financial statements appearing elsewhere in this report.  The loss from discontinued operations, net of tax, was $933,000 for the three months ended October 30, 2010 as compared to $1,707,000 for the same period in the prior year.  This decrease in our loss was primarily due to a gain of approximately $1,070,000 that we recorded as a result of the sale of our wholesale division.  Revenues from discontinued operations decreased by $2,673,000 to $3,421,000 for the three months ended October 30, 2010 from $6,094,000 for the same period in the prior year.

Liquidity and Capital Resources

Cash Used in Operations

Net cash used in operating activities for the three months ended October 30, 2010 was $6,246,000, resulting primarily from the following:

•	net losses for the three months ended October 30, 2010 of $297,000 from continuing operations and $933,000 from discontinued operations;

•
an increase in accounts receivable of $659,000, which was primarily due to higher sales in the last week of October as compared to the last week of July.  Our accounts receivable is comprised primarily of commercial credit card receivables from companies such as Visa, MasterCard and American Express, which are generally received within a few days of the related transaction.  The higher sales in October are due to normal seasonal sales fluctuations;

•
an increase in prepaid expenses and other current assets of $810,000, which resulted from an increase in our deferred catalog costs as of October 30, 2010 as compared to July 31, 2010.  This increase is due to normal seasonal fluctuations;

•	a decrease in accounts payable and other accrued expenses of $2,583,000, which resulted from our making more timely payments to our vendors for inventory and other services.

These decreases in cash flow were partially offset by a non-cash expense of $842,000 for depreciation and amortization.

Cash Provided by Investing Activities

Cash provided by investing activities for the three months ended October 30, 2010 was $4,200,000, which resulted primarily from the proceeds of the sale of the wholesale division’s assets of $4,219,000.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended October 30, 2010 was $2,001,000, which resulted primarily from an inflow of $4,660,000 of cash that was held in a restricted cash account as of July 31, 2010, partially offset by $2,302,000 held in a restricted cash account at October 30, 2010.  The cash held in a restricted account at October 30, 2010 resulted from the proceeds from the sale of the wholesale division exceeding the amount of our variable rate loan under our senior credit facility, as amended (“Facility”) with Wells Fargo Retail Finance II, LLC (“Wells Fargo”) at October 30, 2010.  This restricted cash will be used to pay down the variable rate loan as required and to repay our LIBOR rate loans under the Facility on their respective maturity dates. For a detailed description of the Facility, see the subsection below entitled “Revolving Credit Facility.”

Revolving Credit Facility

We and certain of our subsidiaries have the Facility with Wells Fargo, which matures on January 28, 2012. The Facility originally was for a maximum amount of $50 million comprised of a $25 million line of credit with a $15 million sub-limit for letters of credit, and up to an additional $25 million commitment in increments of $5 million at our option so long as we are in compliance with the terms of the Facility.  The Facility also originally was secured by a first priority security interest in all of our assets.

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

As of October 30, 2010, the Company had $1,000,000 outstanding under the Facility at a LIBOR Rate of 3.27% and $2,000,000 outstanding under the Facility at a LIBOR Rate of 3.29%.  For the three months ended October 30, 2010, borrowings under the Facility (including the Bridge Loan) peaked at $5,698,000 and the average borrowing during the period was approximately $4,295,000.  In addition, at October 30, 2010, we had $1,422,000 of outstanding letters of credit under the Facility.

The Facility contains customary representations and warranties, affirmative and restrictive covenants and events of default.  The restrictive covenants limit our ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, dispose of inventory, incur certain lease obligations, make capital expenditures, pay dividends, redeem or repurchase outstanding equity and issue capital stock.  In lieu of financial covenants, fixed charge coverage and overall debt ratios, we also are required to maintain specified minimum availability reserves. At October 30, 2010, we were in compliance with the Facility’s covenants and minimum availability reserve requirements.

Term Loan

On July 30, 2010, we and certain of our subsidiaries entered into a financing agreement (“Hilco Financing Agreement”) with the lending parties from time to time a party thereto and Hilco, as lender and also as arranger and agent.  The Hilco Financing Agreement provides for a term loan in the aggregate principal amount of $7,000,000 (“Term Loan”).  From the Term Loan proceeds, $2,000,000 was used to repay the Bridge Loan with the balance to be available to us for additional working capital.

One-half of the principal amount of the Term Loan, together with accrued interest, is payable by us on July 30, 2013 (“Initial Maturity Date”) and the other half of the principal amount of the Term Loan, together with accrued interest, is payable on July 30, 2014 (“Maturity Date”).  The Term Loan bears interest at a fixed rate of 9.0% per annum (“Regular Interest”) and an additional 6.0% per annum compounded annually (“PIK Interest”).  Regular Interest is payable quarterly, in arrears, on the first day of each calendar quarter, commencing on October 1, 2010 and at maturity.  PIK Interest is payable on the Initial Maturity Date and the Maturity Date, with us having the right, at the end of any calendar quarter, to pay all or any portion of the then accrued PIK Interest.

For the three months ended October 30, 2010, we recorded interest expense of approximately $268,000, which is comprised of approximately $158,000 of Regular Interest and approximately $110,000 of PIK Interest.

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

The Hilco Financing Agreement and other loan documents contain customary representations and warranties, affirmative and negative covenants and events of default substantially similar to those contained in the Facility, except that the Hilco Financing Agreement contains a debt service coverage ratio covenant, which becomes effective commencing for the fiscal year ending July 30, 2011.  The restrictive covenants limit our ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, dispose of inventory, incur certain lease obligations, make capital expenditures, pay dividends, redeem or repurchase outstanding equity and issue capital stock.  At October 30, 2010, we were in compliance with the Term Loan’s covenants.  We paid a one-time fee of $280,000 in connection with the closing of the Term Loan.

Private Placement

On March 16, 2010, we completed a private placement to accredited investors of 2,907,051 shares of common stock at $1.05 per share, raising total gross proceeds of approximately $3,052,000 (“Private Placement”).  The investors in the Private Placement also received two-and-a-half year Series A warrants to purchase up to an aggregate of 1,162,820 shares of common stock at an exercise price of $1.25 per share, and five-year Series B warrants to purchase up to an aggregate of 1,162,820 shares of common stock at an exercise price of $1.55 per share. Both warrants became exercisable on September 16, 2010.  We also issued to Avalon Securities Ltd., the placement agent in the transaction, and its designees, warrants to purchase an aggregate of 218,030 shares of common stock at an exercise price of $1.21 per share.  Except for the exercise price, these warrants are identical to the Series B warrants issued to investors in the Private Placement.

Exchange of Long-Term Debt – Related Party and Conversion of Series A Preferred Stock

On May 18, 2010, we completed the transactions contemplated by the Debt Exchange and Preferred Stock Conversion Agreement, dated as of February 1, 2010, with accounts and funds managed by and/or affiliated with Fursa Alternative Strategies LLC (collectively, “Fursa”).  At the closing, we issued to Fursa an aggregate of 8,664,373 shares of common stock upon exchange of approximately $14,285,000 of outstanding secured long-term debt (including accrued interest) due to Fursa, and conversion of approximately $8,795,000 of Series A Preferred Stock (including accrued dividends) owned by Fursa, representing all of the outstanding shares of our Series A Preferred Stock, at an effective price of approximately $2.66 per share.  We also issued to Fursa three, five and seven-year warrants, each to purchase 500,000 shares of common stock (for an aggregate of 1,500,000 shares of common stock) at exercise prices of $2.00, $2.33 and $2.66 per share, respectively.  The transaction resulted in an increase to shareholders’ equity of $23,080,000.

Future Financing Requirements

For the three months ended October 30, 2010, our working capital deficiency decreased by $695,000 to $(1,835,000).  Our business continues to be effected by limited working capital.  Management believes that its continued careful management of working capital, together with the available borrowings under the Facility and our projected operating cash flows, will be sufficient to cover our working capital requirements and capital expenditures through the end of fiscal year 2011.  Our ability to achieve our fiscal year 2011 business plan is critical to maintaining adequate liquidity.  There can be no assurance that we will be successful in our efforts.

We expect that our capital expenditures for fiscal year 2011 will be approximately $1,500,000, primarily for improvements to our information technology systems, expenditures to support our website initiatives, store refurbishment costs, and other general corporate expenditures.

Off Balance Sheet Arrangements

We are not a party to any material off-balance sheet financing arrangements except relating to open letters of credit as described in Note 5, “Financing Agreements,” included in the notes to the consolidated unaudited financial statements contained elsewhere in this report, and Note 9 to the consolidated audited financial statements included in our Annual Report on Form 10-K for the year ended July 31, 2010.

Effect of New Accounting Standards

See Note 2, “Summary of Significant Accounting Policies,” included in the notes to the consolidated unaudited financial statements appearing elsewhere in this report for a discussion of recent accounting developments and their impact on our consolidated unaudited financial statements.  There have been no recently issued accounting updates that had a material impact on our consolidated unaudited financial statements for the three months ended October 30, 2010 or are expected to have an impact in the future.

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

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

We are exposed to interest rate risk associated with our Facility. As of October 30, 2010 we had $1,000,000 outstanding under the Facility at a LIBOR Rate of 3.27% and $2,000,000 outstanding under the Facility at a LIBOR rate of 3.29%.  Interest accrues on outstanding borrowings under the Facility at an agreed to reference rate, which was, at our election, either the Wells Fargo prime rate plus 175 basis points (5.0% at October 30, 2010) or LIBOR plus 300 basis points.  For the three months ended October 30, 2010, borrowings under the Facility peaked at $5,698,000 and the average borrowing during the period was approximately $4,295,000.  An increase or decrease in the interest rate by 100 basis points from the levels at October 30, 2010 would increase or decrease annual interest expenses by approximately $47,000.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 30, 2010.  Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

During the three months ended October 30, 2010, there were no changes made in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

FREDERICK’S OF HOLLYWOOD GROUP INC.

Date: December 13, 2010	By:	/s/ Thomas J. Lynch
THOMAS J. LYNCH
Chief Executive Officer and
Principal Executive Officer

Date: December 13, 2010	By:	/s/ Thomas Rende
THOMAS RENDE
Chief Financial Officer and
Principal Accounting Officer