Form 10-Q
period 2011-01-29
FREDERICK'S OF HOLLYWOOD GROUP INC /NY/
filed 2011-03-15
CIK 93631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 29, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                    to

Commission File Number: 001-05893

FREDERICK’S OF HOLLYWOOD GROUP INC.
(Exact name of Registrant as specified in its charter)

New York	13-5651322
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

6255 Sunset Boulevard, Hollywood, CA	90028
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (323) 466-5151

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

Yes  ☐                           No  ☒

The number of common shares outstanding on March 10, 2011 was 38,626,972.

FREDERICK’S OF HOLLYWOOD GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page
PART I.	Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at January 29, 2011 (Unaudited) and July 31, 2010 (Audited)	3

	Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended January 29, 2011 and January 23, 2010	4

	Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended January 29, 2011 and January 23, 2010	5

	Notes to Consolidated Unaudited Financial Statements	6 – 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 – 23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II.	Other Information

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 6.	Exhibits	24

Signatures		25

PART  I.   FINANCIAL INFORMATION
Item 1.  Financial Statements

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	January 29,	July 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$268	$536
Restricted cash	-	4,660
Accounts receivable	1,260	1,127
Income tax receivable	85	127
Merchandise inventories	12,537	10,951
Prepaid expenses and other current assets	2,878	2,298
Deferred income tax assets	508	875
Current assets of discontinued operations	225	4,185
Total current assets	17,761	24,759

PROPERTY AND EQUIPMENT, Net	12,313	13,861
INTANGIBLE AND OTHER ASSETS	19,109	19,392
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	-	960
TOTAL ASSETS	$49,183	$58,972

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$2,010	$3,269
Accounts payable and other accrued expenses	17,272	20,198
Deferred revenue from gift cards	2,021	1,781
Current liabilities of discontinued operations	571	2,041
Total current liabilities	21,874	27,289

DEFERRED RENT AND TENANT ALLOWANCES	4,909	4,926
TERM LOAN	7,215	7,002
OTHER	35	70
DEFERRED INCOME TAX LIABILITIES	7,744	8,377
TOTAL LIABILITIES	41,777	47,664

COMMITMENTS AND CONTINGENCIES (NOTE 6)	-	-

SHAREHOLDERS’ EQUITY:

Preferred stock, $.01 par value – authorized, 10,000,000 shares at January 29, 2011 and July 31, 2010; issued and outstanding, none at January 29, 2011 and July 31, 2010	-	-

Common stock, $.01 par value – authorized, 200,000,000 shares at January 29, 2011 and July 31, 2010; issued and outstanding, 38,610,972 shares at January 29, 2011 and 38,343,199 shares at July 31, 2010	386	383
Additional paid-in capital	87,473	86,977
Accumulated deficit	(80,453)	(75,969)
Accumulated other comprehensive loss	-	(83)
TOTAL SHAREHOLDERS’ EQUITY	7,406	11,308
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,183	$58,972

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	January 29,	January 23,	January 29,	January 23,
	2011	2010	2011	2010

Net sales	$32,582	$36,743	$61,199	$67,857
Cost of goods sold, buying and occupancy	21,167	23,266	38,315	43,422
Gross profit	11,415	13,477	22,884	24,435
Selling, general and administrative expenses	13,850	15,144	25,192	28,354
Operating loss	(2,435)	(1,667)	(2,308)	(3,919)
Interest expense, net	344	589	743	950
Loss from continuing operations before income tax provision	(2,779)	(2,256)	(3,051)	(4,869)
Income tax provision	15	23	40	39
Net loss from continuing operations	(2,794)	(2,279)	(3,091)	(4,908)
Net loss from discontinued operations, net of tax (benefit) provision of ($266) and $8 for the six months ended January 29, 2011 and January 23, 2010, respectively, and $0 for the three months ended January 29, 2011 and January 23, 2010, respectively	(460)	(2,439)	(1,393)	(4,146)

Net loss	(3,254)	(4,718)	(4,484)	(9,054)
Less: Preferred stock dividends	-	142	-	261
Net loss applicable to common shareholders	$(3,254)	$(4,860)	$(4,484)	$(9,315)

Basic and diluted net loss per share from continuing operations	$(0.07)	$(0.09)	$(0.08)	$(0.19)
Basic and diluted net loss per share from discontinued operations	(0.01)	(0.09)	(0.04)	(0.16)
Total basic and diluted net loss per share applicable to common shareholders	$(0.08)	$(0.18)	$(0.12)	$(0.35)

Weighted average shares outstanding – basic and diluted	38,453	26,417	38,401	26,412

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED  STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	January 29,	January 23,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,484)	$(9,054)
Net loss from discontinued operations	(1,393)	(4,146)
Net loss from continuing operations	(3,091)	(4,908)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,611	2,164
Issuance of common stock for directors’ fees	111	30
Stock-based compensation expense	388	362
Amortization of deferred financing costs	68	87
Non-cash interest on long-term debt – related party	-	408
Non-cash interest on term loan	213	-
Amortization of deferred rent and tenant allowances	(17)	224
Loss on disposal of property and equipment	-	169
Changes in operating assets and liabilities:
Accounts receivable	(133)	(114)
Merchandise inventories	(1,626)	(2,164)
Prepaid expenses and other current assets	(540)	(696)
Income tax receivable	42	70
Other assets	215	127
Accounts payable and other accrued expenses	(2,853)	2,772
Deferred revenue from gift cards	240	205
Net cash used in operating activities of discontinued operations	(2,595)	(1,475)
Net cash used in operating activities	(7,967)	(2,739)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(63)	(410)
Net cash provided by (used in) investing activities of discontinued operations	4,469	(48)
Net cash provided by (used in) investing activities	4,406	(458)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under revolving credit facility	(1,259)	1,195
Cash transferred out of a restricted account	4,660	-
Proceeds on bridge facility	-	2,000
Repayment of capital lease obligation	(33)	(18)
Payment of deferred financing costs	(75)	(75)
Net cash provided by financing activities	3,293	3,102
NET DECREASE IN CASH AND CASH EQUIVALENTS	(268)	(95)
CASH AND CASH EQUIVALENTS:
Beginning of period	536	555
End of period	$268	$460

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$414	$466
Taxes	$14	$46

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

During the fourth quarter of fiscal year 2010, the Company made a strategic decision to divest its wholesale division due to continuing losses and in order to focus on its core retail operations.  On October 27, 2010, the Company completed the sale of substantially all of the assets of the wholesale division, except cash, accounts receivable and certain other assets, to Dolce Vita Intimates LLC (“Dolce Vita”).  These operations are classified herein as discontinued operations (See Note 3).

Fiscal Year – The Company’s fiscal year is the 52- or 53-week period ending on the last Saturday in July. References to the three and six months ended January 29, 2011 and January 23, 2010 or the first and second quarters of fiscal years 2011 and 2010 refer to the 13- and 26-week periods ended January 29, 2011 and January 23, 2010, respectively.  References to fiscal years 2011 and 2010 refer to the 52-week period ending July 30, 2011 and the 53-week period ended July 31, 2010, respectively.

Interim Financial Information – In the opinion of management, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of January 29, 2011 and the results of operations and cash flows for the three and six months ended January 29, 2011 and January 23, 2010.

The information set forth in these consolidated financial statements is unaudited except for the July 31, 2010 consolidated balance sheet data.  These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The results of operations for the three and six months ended January 29, 2011 are not necessarily indicative of the results to be expected for the full year.  This Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended July 31, 2010 included in the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 25, 2010.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition – The Company records revenue at the point of sale for Stores and at the time of estimated receipt by the customer for Direct sales.  Outbound shipping charges billed to customers are included in net sales.  The Company records an allowance for estimated returns from its customers in the period of sale based on prior experience.  At January 29, 2011 and July 31, 2010, the allowance for estimated returns was $862,000 and $868,000, respectively.  If actual returns are greater than expected, additional sales allowances may be recorded in the future.  Retail sales are recorded net of sales taxes collected from customers at the time of the transaction.

The Company records other revenues for shipping revenues, as well as for commissions earned on direct sell-through programs, on a net basis as the Company acts as an agent on behalf of the related vendor.  For the three months ended January 29, 2011 and January 23, 2010, total other revenues recorded in net sales in the accompanying consolidated unaudited statements of operations were $1,552,000 and $2,269,000, respectively.  For the six months ended January 29, 2011 and January 23, 2010, total other revenues recorded in net sales in the accompanying consolidated unaudited statements of operations were $3,212,000 and $4,027,000, respectively.

Revenues from licensing arrangements are recognized when earned in accordance with the terms of the underlying agreements.

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

Merchandise Inventories – Store inventories are valued at the lower of cost or market using the retail inventory first-in, first-out (“FIFO”) method, and Direct inventories are valued at the lower of cost or market, on an average cost basis that approximates the FIFO method.  Store and Direct inventories consist entirely of finished goods. Freight costs are included in inventory and vendor promotional allowances are recorded as a reduction in inventory cost.  These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations and gross margins.  Markdowns are recorded when the sales value of the inventory has diminished.  Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends.  The Company reserves for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and the age of the inventory.  If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.  Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Inventory reserves were $104,000 at January 29, 2011 and $278,000 at July 31, 2010.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit.  The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally three months.  The realization of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future net revenues.  Direct-response  advertising costs of $2,283,000 and $1,488,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at January 29, 2011 and July 31, 2010, respectively. Management believes that they have appropriately determined the expected period of future benefit as of the date of the Company’s consolidated financial statements.  However, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.  Direct-response advertising expense for the three months ended January 29, 2011 and January 23, 2010 was $2,873,000 and $2,955,000, respectively. Direct-response advertising expense for the six months ended January 29, 2011 and January 23, 2010 was $4,664,000 and $5,066,000, respectively.

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

The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance.  Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required.  No impairment was recorded for the three and six months ended January 29, 2011 and January 23, 2010 related to these long-lived assets.

Intangible Assets – The Company has certain intangible assets that consist of trademarks, principally the Frederick’s of Hollywood trade name and domain names.  Management has determined the trademarks and domain names to have indefinite lives. Applicable accounting literature requires the Company not to amortize indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred.  No impairment was recorded for the three and six months ended January 29, 2011 and January 23, 2010 related to these intangible assets.

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

The following assumptions were used for options granted during the six months ended January 29, 2011 and January 23, 2010:

	Six Months Ended
	January 29,	January 23,
	2011	2010

Risk-free interest rate	2.70%	3.00% - 3.04%
Expected life (years)	7	7
Expected volatility	74.5%	79%
Dividend yield	0.0%	0.0%

During the second quarter of fiscal year 2011, the Company issued an aggregate of 189,000 shares of restricted stock and granted options to purchase an aggregate of 441,000 shares of common stock under the 2010 Long-Term Equity Incentive Plan.  63,000 of the restricted shares and 147,000 of the stock options vested immediately and the remaining shares will vest ratably in the second quarter of each of fiscal years 2012 and 2013.  The stock options granted during the second quarter of fiscal year 2011 are exercisable at $1.05 per share.

During the second quarter of fiscal year 2010, the Company granted options to purchase an aggregate of 87,500 shares of common stock under the 2000 Performance Equity Plan.  Options to purchase 37,500 shares are exercisable at $1.16 per share and vest 20% each year over five years.  Options to purchase 50,000 shares are exercisable at $1.12 per share and vest 20% each year over five years.

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

Fair Value of Financial Instruments – The Company’s management believes the carrying amounts of cash and cash equivalents, accounts receivable, the Facility (defined below), accounts payable and accrued expenses approximate fair value due to their short maturity.

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

The use of observable market inputs (quoted market prices) is required when measuring fair value and requires Level 1 quoted prices to be used to measure fair value whenever possible. The fair value of the Company’s Term Loan (defined below) approximates its carrying value at January 29, 2011 and is classified within Level 3 of the fair value hierarchy (see Note 5).

Supplemental Disclosure of Cash Flow Information – The Company had outstanding accounts payable and accrued expenses of $0 at January 29, 2011 and July 31, 2010, and $0 and $20,000 at January 23, 2010 and July 25, 2009, respectively, related to purchases of property and equipment.  During the six months ended January 23, 2010, the Company accrued dividends of $261,000 on its Series A 7.5% Convertible Preferred Stock (“Series A Preferred Stock”).  During the fourth quarter of fiscal year 2010, the Company completed a conversion of its Series A Preferred Stock.  Accordingly, there was no dividend accrued during the six months ended January 29, 2011.

Recently Issued Accounting Updates – There have been no recently issued accounting updates that had a material impact on the Company’s consolidated unaudited financial statements for the six months ended January 29, 2011 or that are expected to have an impact in the future.

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

Revenues from discontinued operations were $0 and $4,578,000 for the three months ended January 29, 2011 and January 23, 2010, respectively.  Revenues from discontinued operations were $3,421,000 and $10,672,000 for the six months ended January 29, 2011 and January 23, 2010, respectively.  For the three months ended January 29, 2011 and January 23, 2010, net loss from discontinued operations was $460,000 and $2,439,000, respectively.  Net loss from discontinued operations before recording a gain on the sale of the wholesale division was $2,463,000 and $4,146,000 for the six months ended January 29, 2011 and January 23, 2010, respectively.

On October 27, 2010, the Company entered into and consummated the transactions contemplated by an Asset Purchase Agreement (the “Purchase Agreement”) with Dolce Vita, pursuant to which the Company sold to Dolce Vita substantially all of the assets of the wholesale division, except cash, accounts receivable and certain other assets.

The assets were purchased for an aggregate purchase price of approximately $4,469,000, subject to adjustment as provided in the Purchase Agreement.  Initially, $250,000 of the purchase price was placed in escrow in order to provide a fund for the payment of any adjustment to the purchase price and any indemnification claims made by the parties after the closing of the transaction.  On January 11, 2011, the amount held in escrow was released pursuant to the Purchase Agreement.

The Company recorded a gain of approximately $1,070,000 as a result of the sale, which is net of approximately $225,000 earned by Avalon Securities Ltd., the Company’s investment banking firm, upon consummation of the transaction.  Pursuant to the Purchase Agreement, the Company agreed to provide certain transition services to be reimbursed by Dolce Vita for a limited period of time after the closing of the transaction.  The Company does not expect the transition services to extend beyond the third quarter of fiscal year 2011.

The current liabilities of the discontinued operations are comprised of accounts payable and accrued expenses.  The components of the assets of the discontinued operations consist of the following (in thousands):

	January 29, 2011	July 31, 2010
Accounts receivable, net	$84	$1,452
Other current assets	141	-
Merchandise inventories, net	-	2,733
Current assets of discontinued operations	$225	$4,185

Intangible assets, net	$-	$915
Property and equipment	-	45
Long-term assets of discontinued operations	$-	$960

4.	ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses at January 29, 2011 and July 31, 2010 consist of the following (in thousands):

	January 29, 2011	July 31, 2010
Accounts payable and accrued expenses:
Accounts payable	$10,627	$13,332
Accrued payroll and benefits	1,057	1,035
Accrued vacation	1,179	1,308
Return reserves	862	868
Deferred revenue	761	494
Accrued rent	45	51
Sales and other taxes payable	639	687
Miscellaneous accrued expense and other	2,102	2,423
Total	$17,272	$20,198

5.	FINANCING AGREEMENTS

Revolving Credit Facility

The Company and certain of its subsidiaries (collectively, the “Borrowers”) have a senior revolving credit facility, as amended (the “Facility”), with Wells Fargo Retail Finance II, LLC (“Wells Fargo”), which matures on January 28, 2012.  The Facility originally was for a maximum amount of $50 million comprised of a $25 million line of credit with a $15 million sub-limit for letters of credit, and up to an additional $25 million commitment in increments of $5 million at the option of the Company so long as the Company was in compliance with the terms of the Facility.  The Facility also originally was secured by a first priority security interest in all of the Borrowers’ assets.

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

As of January 29, 2011, the Company had $2,010,000 outstanding under the Facility at a rate of 5.0%.  For the six months ended January 29, 2011, borrowings under the Facility peaked at $5,698,000 and the average borrowing during the period was approximately $3,176,000.  In addition, at January 29, 2011, the Company had $620,000 of outstanding letters of credit under the Facility.

As of January 23, 2010, the Company had $10,440,000 outstanding under the Facility at a rate of 5.0% and $2,000,000 outstanding under the Bridge Loan at a rate of 10.25%.  For the six months ended January 23, 2010, borrowings under the Facility (including the Bridge Loan) peaked at $16,996,000 and the average borrowing during the period was approximately $13,451,000.  In addition, at January 23, 2010, the Company had $846,000 of outstanding letters of credit under the Facility.

The Facility contains customary representations and warranties, affirmative and restrictive covenants and events of default.  The restrictive covenants limit the Company’s ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, dispose of inventory, incur certain lease obligations, make capital expenditures, pay dividends, redeem or repurchase outstanding equity and issue capital stock.  In lieu of financial covenants, fixed charge coverage and overall debt ratios, the Company also is required to maintain specified minimum availability reserves. At January 29, 2011, the Company was in compliance with the Facility’s covenants and minimum availability reserve requirements.

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

For the three months ended January 29, 2011, the Company recorded interest expense of approximately $263,000, which is comprised of approximately $160,000 of Regular Interest and approximately $103,000 of PIK Interest.  For the six months ended January 29, 2011, the Company recorded interest expense of approximately $531,000, which is comprised of approximately $318,000 of Regular Interest and approximately $213,000 of PIK Interest.

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

The Hilco Financing Agreement and other loan documents contain customary representations and warranties, affirmative and negative covenants and events of default substantially similar to those contained in the Facility, except that the Hilco Financing Agreement contains a debt service coverage ratio covenant, which becomes effective commencing for the fiscal year ending July 30, 2011.  The restrictive covenants limit the Borrowers’ ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, dispose of inventory, incur certain lease obligations, make capital expenditures, pay dividends, redeem or repurchase outstanding equity and issue capital stock.  At January 29, 2011, the Company was in compliance with the Term Loan’s covenants. The Company paid a one-time fee of $280,000 in connection with the closing of the Term Loan.

Management believes the estimated fair value of the Term Loan approximates its carrying value of $7,215,000 at January 29, 2011 because the transaction was consummated on July 30, 2010 and there have not been changes to the Company’s business in the subsequent six months that would suggest adjustments to the credit worthiness of the Company.

6.	COMMITMENTS AND CONTINGENCIES

The Company is involved from time to time in litigation incidental to its business.  The Company believes that the outcome of such litigation will not have a material adverse effect on its results of operations or financial condition.

7.	NET LOSS PER SHARE

The Company’s calculations of basic and diluted net loss per share applicable to common shareholders are as follows (in thousands, except per share amounts, which may not add due to rounding):

	Three Months Ended			Six Months Ended
	January 29,	January 23,		January 29,	January 23,
	2011	2010		2011	2010
Net loss from continuing operations	$(2,794)	$(2,421	)(a)	$(3,091)	$(5,169	)(b)
Net loss from discontinued operations	(460)	(2,439)		(1,393)	(4,146)
Total net loss applicable to common shareholders	$(3,254)	$(4,860)		$(4,484)	$(9,315)

Basic and diluted weighted average number of shares outstanding	38,453	26,417		38,401	26,412

Basic and diluted net loss per share from continuing operations	$(0.07)	$(0.09)		$(0.08)	$(0.19)
Basic and diluted net loss per share from discontinued operations	(0.01)	(0.09)		(0.04)	(0.16)
Total basic and diluted net loss per share applicable to common shareholders	$(0.08)	$(0.18)		$(0.12)	$(0.35)

(a)	Includes Series A preferred stock dividends of $142.
(b)	Includes Series A preferred stock dividends of $261.

There were 203,000 and 196,000 potentially dilutive shares that were not included in the computation of diluted net loss per share for the three and six months ended January 29, 2011, respectively, since their effect would be anti-dilutive.  There were 200,000 and 224,000 potentially dilutive shares that were not included in the computation of diluted net loss per share for the three and six months ended January 23, 2010, respectively, since their effect would be anti-dilutive.

For the three and six months ended January 29, 2011, there were 1,983,000 and 1,884,000 shares of common stock issuable upon exercise of stock options and 4,672,000 and 4,675,000 shares of common stock issuable upon the exercise of warrants that were not included in the computation of diluted net loss per share since the exercise prices of these instruments exceeded the average market price of the common stock during the period.

For the three and six months ended January 23, 2010, there were 1,708,000 and 1,677,000 shares of common stock issuable upon exercise of stock options that were not included in the computation of diluted net loss per share since the exercise prices of these instruments exceeded the average market price of the common stock during the period. In addition, for the three and six months ended January 23, 2010, there were 598,000 shares of common stock issuable upon the exercise of warrants and 1,512,000 shares of common stock issuable upon the conversion of the Company’s Series A Preferred Stock that also were not included in the computation of diluted net loss per share since the respective exercise and conversion prices of these instruments exceeded the average market price of the common stock during the period.

8.	SUBSEQUENT EVENT

In March 2011, the Company entered into an exclusive, multi-year licensing agreement with Emirates Associated Business Group (“EABG”) to build and operate Frederick’s of Hollywood retail stores in the Middle East.  The agreement provides for EABG to open at least 10 stores in six Middle Eastern countries over the next three years, with additional store openings based on a mutually agreed upon expansion plan.  In addition, a flagship store in Abu Dhabi is scheduled to open in April 2011.  EABG made an initial non-refundable payment of $500,000 to the Company upon the execution of the agreement.  EABG is also required to pay to the Company a store opening fee for each non-flagship store that is opened subsequent to the opening of the initial 10 non-flagship stores.  The Company will also receive a royalty based upon sales within the territory.

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

Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  These risks are included in “Item 1: Business,” “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended July 31, 2010, as amended.  In assessing forward-looking statements contained herein, readers are urged to carefully read those statements.  Among the factors that could cause actual results to differ materially are: competition; business conditions and industry growth; rapidly changing consumer preferences and trends; general economic conditions; working capital needs; continued compliance with government regulations; loss of key personnel; labor practices; product development; management of growth; increases of costs of operations or inability to meet efficiency or cost reduction objectives; timing of orders and deliveries of products; and foreign government regulations and risks of doing business abroad.

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

Following the merger and through the fourth quarter of fiscal year 2010, we conducted our business through two operating divisions representing two distinct business reporting segments:  the multi-channel retail division, which includes our retail stores, catalogs and website operations, and the wholesale division, which included our wholesale operations in the United States and Canada.

During the fourth quarter of fiscal year 2010, we made a strategic decision to divest our wholesale division due to continuing losses and in order to focus on our core retail operations.  On October 27, 2010, we completed the sale of substantially all of the assets of the wholesale division to Dolce Vita Intimates LLC.  This decision was driven by a number of factors.  These factors include, but are not limited to, a dramatic reduction in our business with Walmart, which historically represented a significant portion of our wholesale business.  This reduction was primarily the result of Walmart producing its own merchandise, selecting competing vendors, and shifting its focus to product categories that differed from the products Walmart historically purchased from us.  We also lost a significant amount of business from other retailers that began producing products themselves and selecting vendors with branding capabilities.

The wholesale division’s operations are classified as discontinued operations for all periods presented in the consolidated financial statements appearing elsewhere in this report.  Unless otherwise noted, the wholesale division is generally not discussed in this report.

Overview

Through our subsidiaries, we sell women’s intimate apparel and related products under our proprietary Frederick’s of Hollywood® brand predominantly through U.S. mall-based Frederick’s of Hollywood specialty retail stores, which are referred to as “Stores,” and through our catalog and website at www.fredericks.com, which are referred to collectively as “Direct.”  As of January 29, 2011, we operated 126 Frederick’s of Hollywood stores nationwide.

The popularity of the Frederick’s of Hollywood brand among consumers enabled us to initiate a strategy during fiscal year 2010 to leverage our brand and expand our product offerings and channels of distribution by entering into product licensing agreements.  Our licensed merchandise categories currently include swimwear, sexy Halloween costumes, jewelry, accessories, bed and bath items and beach towels.  Certain swimwear styles are currently available through our website and catalog.  Select Frederick’s of Hollywood stores are currently carrying licensed products, with a more extensive roll out to additional stores during Summer 2011.

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

o
Current product licensing arrangements.  We currently have five separate multi-year licensing agreements with licensees to manufacture, distribute and market swimwear, sexy Halloween costumes, jewelry, accessories, bedding items, beach towels and bath items under the Frederick’s of Hollywood® brand.  In addition to selling these products through our retail stores, catalog and website, these agreements provide our licensees with the opportunity to sell Frederick’s of Hollywood branded products to a broad range of retailers.  During fiscal year 2011, we have been and will continue to work closely with our licensees to assist them in coordinating their product offerings.

o
Future product licensing initiatives.  In addition to currently licensed product categories, we will seek to partner with companies capable of providing high quality products and a strong distribution network that will help us to advance as one of the premier sexy lifestyle brands.  Other licensing opportunities include intimate apparel, fragrances, shoes, headwear and handbags.

•
Expanding internationally.  In March, 2011, we entered into an exclusive, multi-year licensing agreement with Emirates Associated Business Group (“EABG”) to build and operate Frederick’s of Hollywood retail stores in the Middle East.  The agreement provides for EABG to open at least 10 stores in six Middle Eastern countries over the next three years, with additional store openings based on a mutually agreed upon expansion plan.  In addition, a flagship store in Abu Dhabi is scheduled to open in April 2011.  EABG made an initial non-refundable payment of $500,000 to us upon the execution of the agreement.  We are currently exploring opportunities with other international partners to expand in areas such as South Korea, Brazil, Japan, China and Canada.

•	Continuing to evolve our customer contact strategy.

o
Print Catalog.  During the first half of fiscal year 2011, we have been implementing our initiative to phase out our full-sized catalogs and replace them with various cost effective alternatives such as targeted emails, postcards and smaller-sized catalogs called “persona books.” Persona books are more personalized and tailored to the recipients’ historical purchasing preferences.  They feature merchandise that can be purchased both in stores and on the website, and are supported by targeted emails, post cards and folios.  Some of our persona books are in a “magalog” format.  A magalog is a combination of a magazine and catalog, which, in addition to advertising our products, contains product tips and hints, as well as coupons and special offers for our products.  Beginning in the third quarter of fiscal year 2011, we replaced all of our full-sized catalogs with persona books.

o
eCommerce.  As our print catalog operations have evolved, we have been able to reduce catalog costs and reallocate resources to our website and online marketing efforts.  During the first half of fiscal year 2011, we have been steadily increasing our online presence and driving more traffic to the website through search, affiliate and social media advertising and shopping comparison site optimization.  We also have been and intend to continue to enhance functionality and content, and improve the customer experience through the introduction of customer product reviews, mobile friendly site access and adding rich media to provide customers with more robust product views.

•
Merchandising and design changes.   We believe that the product and design choices made by our merchandising and design team that was in place in fiscal year 2010 contributed to our lower sales for the six months ended January 29, 2011.  In conjunction with our strategic decision to focus solely on our core retail operations, coupled with the divestiture of our wholesale business, we reorganized our merchandising team, which is now led by our new Senior Vice President of Merchandising.  As merchandise is ordered well in advance of the applicable selling season, we believe that we will begin to see the new team’s impact on our product assortment commencing in the fourth quarter of fiscal year 2011.

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

Revenue Recognition – We record revenue at the point of sale for Stores and at the time of estimated receipt by the customer for Direct sales.  Outbound shipping charges billed to customers are included in net sales.  We record an allowance for estimated returns from our customers in the period of sale based on prior experience.  At January 29, 2011 and July 31, 2010, the allowance for estimated returns was $862,000 and $868,000, respectively.  If actual returns are greater than expected, additional sales allowances may be recorded in the future. Historically, management has found its return reserve to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.

Merchandise Inventories – Store inventories are valued at the lower of cost or market using the retail inventory first-in, first-out (“FIFO”) method, and Direct inventories are valued at the lower of cost or market, on an average cost basis that approximates the FIFO method.  Store and Direct inventories consist entirely of finished goods. Freight costs are included in inventory and vendor promotional allowances are recorded as a reduction in inventory cost.  These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations and gross margins.  Markdowns are recorded when the sales value of the inventory has diminished.  Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends.  We reserve for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and the age of the inventory.  If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.  Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Inventory reserves were $104,000 at January 29, 2011 and $278,000 at July 31, 2010.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit.  The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally three months.  The realization of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future net revenues.  Direct-response advertising costs of $2,283,000 and $1,488,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at January 29, 2011 and July 31, 2010, respectively.  Management believes that they have appropriately determined the expected period of future benefit as of the date of the Company’s consolidated financial statements.  However, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.  Direct-response advertising expense for the three months ended January 29, 2011 and January 23, 2010 were $2,873,000 and $2,955,000, respectively. Direct-response advertising expense for the six months ended January 29, 2011 and January 23, 2010 were $4,664,000 and $5,066,000, respectively.

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

The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance.  Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required.  No impairment was recorded for the three and six months ended January 29, 2011 and January 23, 2010 related to these long-lived assets.

Intangible Assets – We have certain intangible assets that consist of trademarks, principally the Frederick’s of Hollywood trade name and domain names. Management has determined the trademarks and domain names to have indefinite lives. Applicable accounting literature requires us not to amortize indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred. No impairment was recorded for the three and six months ended January 29, 2011 and January 23, 2010 related to these intangible assets.

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

Results of Operations

Management considers certain key indicators when reviewing our results of operations, liquidity and capital resources.  One key operating metric is the performance of comparable store sales, which are the net merchandise sales of stores that have been open at least one complete year.  Because our results of operations are subject to seasonal variations, retail sales are reviewed against comparable store sales for the similar period in the prior year.  A material factor that we consider when reviewing sales is the gross profit percentage.  We also consider our selling, general and administrative expenses as a key indicator in evaluating our financial performance.  Inventory and our outstanding borrowings are the main indicators we consider when we review our liquidity and capital resources, particularly the size and age of the inventory. We review all of our key indicators against the prior year and our operating projections in order to evaluate our operating performance and financial condition.

The following table sets forth each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the consolidated unaudited financial statements included elsewhere in this report (in thousands, except for percentages, which percentages may not add due to rounding):

	Three Months Ended				Six Months Ended
	January 29, 2011		January 23, 2010		January 29, 2011		January 23, 2010
Net sales	$32,582	100.0%	$36,743	100.0%	$61,199	100.0%	$67,857	100.0%
Cost of goods sold, buying and occupancy	21,167	65.0%	23,266	63.3%	38,315	62.6%	43,422	64.0%
Gross profit	11,415	35.0%	13,477	36.7%	22,884	37.4%	24,435	36.0%
Selling, general and administrative expenses	13,850	42.5%	15,144	41.2%	25,192	41.2%	28,354	41.8%
Operating loss	(2,435)	(7.5)%	(1,667)	(4.5)%	(2,308)	(3.8)%	(3,919)	(5.8)%
Interest expense, net	344	1.1%	589	1.6%	743	1.2%	950	1.4%
Loss from continuing operations before income tax provision	(2,779)	(8.5)%	(2,256)	(6.1)%	(3,051)	(5.0)%	(4,869)	(7.2)%
Income tax provision	15	0.0%	23	0.0%	40	0.1%	39	0.1%
Net loss from continuing operations	(2,794)	(8.6)%	(2,279)	(6.2)%	(3,091)	(5.1)%	(4,908)	(7.2)%
Net loss from discontinued operations, net of tax benefit/provision	(460)	(1.4)%	(2,439)	(6.6)%	(1,393)	(2.3)%	(4,146)	(6.1)%
Net loss	(3,254)	(10.0)%	(4,718)	(12.8)%	(4,484)	(7.3)%	(9,054)	(13.3)%
Less: Preferred stock dividends	-		142		-		261
Net loss applicable to common shareholders	$(3,254)		$(4,860)		$(4,484)		$(9,315)

Net Sales

Net sales for the three and six months ended January 29, 2011 and January 23, 2010 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	January 29, 2011	January 23, 2010	Increase/ (Decrease)	January 29, 2011	January 23, 2010	Increase/ (Decrease)
Stores	$18,241	$22,738	$(4,497)	$36,677	$43,133	$(6,456)
Direct (catalog and website)	14,314	14,005	309	24,485	24,724	(239)
Licensing revenue	27	-	27	37	-	37
Total net sales	$32,582	$36,743	$(4,161)	$61,199	$67,857	$(6,658)

Total store sales for the three months ended January 29, 2011 decreased by $4,497,000, or 19.8%, as compared to the three months ended January 23, 2010.  Comparable store sales for the three months ended January 29, 2011 decreased by $3,575,000, or 16.5%, as compared to the three months ended January 23, 2010.  Total store sales for the six months ended January 29, 2011 decreased by $6,456,000, or 15.0%, as compared to the six months ended January 23, 2010.  Comparable store sales for the six months ended January 29, 2011 decreased by $4,935,000, or 12%, as compared to the six months ended January 23, 2010. These decreases were primarily due to:

•
late deliveries of merchandise as a result of credit limits imposed by certain of our vendors prior to the sale of our wholesale division.  These late deliveries, coupled with our conservative expectations for the holiday season, resulted in lower than optimal inventory levels;

•
the product and design choices made by our merchandising and design team that was in place in fiscal year 2010.  For a more detailed discussion of our merchandising initiatives, see “Operating Initiatives – Merchandising and Design Changes”;

•	lower consumer traffic at our stores as compared to the same period in the prior year; and

•	a reduction in the number of stores from 132 at January 23, 2010 to 126 at January 29, 2011.

Direct sales for the three months ended January 29, 2011 increased by $309,000, or 2.2%, as compared to the three months ended January 23, 2010.  Direct sales for the six months ended January 29, 2011 decreased by $239,000, or 1.0%, as compared to the six months ended January 23, 2010.  The decrease in sales for the six month period was the result of not mailing a summer clearance catalog during the first quarter of fiscal year 2011 due to our lower inventory levels and our continued efforts to reduce costs, partially offset by higher sales for the three months ended January 29, 2011.  This catalog, which was mailed during the first quarter of fiscal year 2010, historically consisted mainly of discounted merchandise.

Licensing revenue for the three and six months ended January 29, 2011 was $27, 000 and $37,000, respectively.

Gross Profit

Gross margin (gross profit as a percentage of net sales) for the three months ended January 29, 2011 was 35.0% as compared to 36.7% for the three months ended January 23, 2010.  This decrease was due to lower sales for the period, which increased our fixed costs as a percentage of sales.

Gross margin (gross profit as a percentage of net sales) for the six months ended January 29, 2011 was 37.4% as compared to 36.0% for the six months ended January 23, 2010.  The largest contributors to this increase were the following:

•
Product costs as a percentage of sales decreased by 2.0 percentage points for the six months ended January 29, 2011 as compared to the six months ended January 23, 2010.  The higher product margin was due to markdown assistance that we received from our vendors in the six months ended January 29, 2011, which we did not receive in the same period in the prior year.

•
All other costs included in cost of sales, including buying costs, store occupancy, store depreciation, freight and distribution center costs, decreased by $5,107,000 for the six months ended January 29, 2011 as compared to the six months ended January 23, 2010.  As a percentage of sales, these costs decreased by 1.4 percentage points for the six months ended January 29, 2011 as compared to the same period in the prior year.  This decrease was primarily attributable to headcount reductions, which resulted from streamlining the buying and merchandising departments, and fewer stores in the six months ended January 29, 2011 as compared to the same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended January 29, 2011 decreased by $1,294,000 to $13,850,000, or 42.5% of sales, from $15,144,000, or 41.2% of sales, for the three months ended January 23, 2010. This decrease is primarily attributable to the following:

•
Store selling, general and administrative expenses decreased by $1,026,000 to $5,756,000 for the three months ended January 29, 2011 from $6,782,000 for the same period in the prior year.  This decrease was primarily due to decreases in (i) salaries and salary-related costs of $279,000, (ii) store signage costs of $268,000 and (iii) telecommunications costs of $195,000.  We also had a loss on the disposal of telecommunications equipment in the prior year of $169,000.  The decrease in salaries and salary-related costs was due to lower store coverage requirements and a reduction in head count as compared to the same period in the prior year. The lower store signage costs was the result of changing signs within our stores less frequently during the three months ended January 29, 2011 as compared to the same period in the prior year.  The lower telecommunications costs and the loss on the disposal of telecommunications equipment in the prior year were the result of the cancellation of a telecommunications contract that required us to maintain a more expensive connection between our stores and our data center.

Selling, general and administrative expenses for the six months ended January 29, 2011 decreased by $3,162,000 to $25,192,000, or 41.2% of sales, from $28,354,000, or 41.8% of sales, for the six months ended January 23, 2010. This decrease is primarily attributable to the following:

•
Store selling, general and administrative expenses decreased by $2,046,000 to $10,763,000 for the six months ended January 29, 2011 from $12,809,000 for the same period in the prior year.  This decrease was primarily due to decreases in (i) salaries and salary-related costs of $867,000, (ii) telecommunications costs of $339,000, (iii) store signage costs of $306,000 and (iv) credit card fees of $160,000.  We also had a loss on the disposal of telecommunications equipment in the prior year of $169,000.  The decrease in salaries and salary-related costs was due to lower store coverage requirements and a reduction in head count as compared to the same period in the prior year.  The lower store signage costs was the result of changing signs within our stores less frequently during the six months ended January 29, 2011 as compared to the same period in the prior year.  The lower telecommunications costs and the loss on the disposal of telecommunications equipment in the prior year were the result of the cancellation of a telecommunications contract that required us to maintain a more expensive connection between our stores and our data center.  The decrease in credit card fees was due to lower store sales during the six months ended January 29, 2011 as compared to the same period in the prior year.

•
Direct selling, general and administrative expenses decreased by $446,000 to $8,728,000 for the six months ended January 29, 2011 from $9,174,000 for the same period in the prior year.  This decrease was primarily due to lower catalog expenses of $402,000, lower website development expenses of $154,000 and lower customer contact center expenses of $95,000, partially offset by higher e-commerce marketing expenses of $235,000.  The decrease in catalog expenses was due to not mailing the summer clearance catalog during the first quarter of fiscal year 2011.  We did not incur website development expenses during the six months ended January 29, 2011 that were incurred during the same period in the prior year in connection with the completion of the migration to our new e-commerce platform.  The decrease in customer contact center expenses resulted from a lower head count.  The increase in e-commerce marketing expenses is related to our efforts to increase our website and online marketing initiatives.

Interest Expense, Net

For the three and six months ended January 29, 2011, net interest expense was $344,000 and $743,000 as compared to $589,000 and $950,000 for the three and six months ended January 23, 2010.  The decrease resulted primarily from lower borrowings under our revolving credit facility (described below under “Revolving Credit Facility”), partially offset by a higher interest rate on our term loan (described below under “Term Loan”).

Income Tax Provision

Our effective tax rate is less than 1% for the three and six months ended January 29, 2011 and January 23, 2010.  Our income tax provision for the three and six months ended January 29, 2011 and January 23, 2010 primarily represents minimum and net worth taxes due in various states.  Due to the uncertainty of realization in future periods, no tax benefit has been recognized on the net losses for these periods.  Accordingly, a full valuation allowance has been established on the current loss and all net deferred tax assets existing at the end of the period, excluding the deferred tax liability related to our trademarks, which have an indefinite life.

Discontinued Operations

During the fourth quarter of fiscal year 2010, we made a strategic decision to divest our wholesale division due to continuing losses and in order to focus on our core retail operations.  Our wholesale division’s operations are classified as discontinued operations for all periods presented in the consolidated financial statements appearing elsewhere in this report.  The loss from discontinued operations, net of tax, was $1,393,000 for the six months ended January 29, 2011 as compared to $4,146,000 for the same period in the prior year.  This decrease in our loss was primarily due to a gain of approximately $1,070,000 that we recorded as a result of the sale of our wholesale division.  Revenues from discontinued operations were $3,421,000 and $10,672,000 for the six months ended January 29, 2011 and January 23, 2010, respectively.

Liquidity and Capital Resources

Cash Used in Operations

Net cash used in operating activities for the six months ended January 29, 2011 was $7,967,000, resulting primarily from the following:

•	net losses for the six months ended January 29, 2011 of $3,091,000 from continuing operations and $1,393,000 from discontinued operations;

•	a decrease in accounts payable and other accrued expenses of $2,853,000, which resulted from our making more timely payments to our vendors for inventory and other services;

•	net cash used in operating activities of our discontinued operations of $2,595,000;

•	an increase in inventory of $1,626,000, which resulted from normal seasonal inventory fluctuations, and

•
an increase in prepaid expenses and other current assets of $540,000, which resulted from an increase in our deferred catalog costs as of January 29, 2011 as compared to July 31, 2010.  This increase was due to normal seasonal fluctuations.

These decreases in cash flow were partially offset by non-cash expenses of $1,611,000 for depreciation and amortization and $499,000 for stock compensation expenses.

Cash Provided by Investing Activities

Cash provided by investing activities for the six months ended January 29, 2011 was $4,406,000, which resulted primarily from the proceeds of the sale of the wholesale division’s assets of $4,469,000.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended January 29, 2011 was $3,293,000, which resulted primarily from an inflow of $4,660,000 of cash that was held in a restricted cash account as of July 31, 2010, partially offset by net repayments under the revolving credit facility of $1,259,000.

Revolving Credit Facility

We and certain of our subsidiaries have a senior revolving credit facility, as amended (the “Facility”) with Wells Fargo Retail Finance II, LLC (“Wells Fargo”), which matures on January 28, 2012. The Facility originally was for a maximum amount of $50 million comprised of a $25 million line of credit with a $15 million sub-limit for letters of credit, and up to an additional $25 million commitment in increments of $5 million at our option so long as we were in compliance with the terms of the Facility.  The Facility also originally was secured by a first priority security interest in all of our assets.

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

As of January 29, 2011, we had $2,010,000 outstanding under the Facility at a rate of 5.0%.  For the six months ended January 29, 2011, borrowings under the Facility peaked at $5,698,000 and the average borrowing during the period was approximately $3,176,000.  In addition, at January 29, 2011, we had $620,000 of outstanding letters of credit under the Facility.

The Facility contains customary representations and warranties, affirmative and restrictive covenants and events of default.  The restrictive covenants limit our ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, dispose of inventory, incur certain lease obligations, make capital expenditures, pay dividends, redeem or repurchase outstanding equity and issue capital stock.  In lieu of financial covenants, fixed charge coverage and overall debt ratios, we also are required to maintain specified minimum availability reserves. At January 29, 2011, we were in compliance with the Facility’s covenants and minimum availability reserve requirements.

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

For the three months ended January 29, 2011, the Company recorded interest expense of approximately $263,000, which is comprised of approximately $160,000 of Regular Interest and approximately $103,000 of PIK Interest.  For the six months ended January 29, 2011, the Company recorded interest expense of approximately $531,000, which is comprised of approximately $318,000 of Regular Interest and approximately $213,000 of PIK Interest.

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

The Hilco Financing Agreement and other loan documents contain customary representations and warranties, affirmative and negative covenants and events of default substantially similar to those contained in the Facility, except that the Hilco Financing Agreement contains a debt service coverage ratio covenant, which becomes effective commencing for the fiscal year ending July 30, 2011.  The restrictive covenants limit our ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, dispose of inventory, incur certain lease obligations, make capital expenditures, pay dividends, redeem or repurchase outstanding equity and issue capital stock.  At January 29, 2011, we were in compliance with the Term Loan’s covenants.  We paid a one-time fee of $280,000 in connection with the closing of the Term Loan.

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

Future Financing Requirements

For the six months ended January 29, 2011, our working capital deficiency increased by $1,583,000 to $(4,113,000).  Our business continues to be effected by limited working capital.  Management believes that its continued careful management of working capital, together with the available borrowings under the Facility and our projected operating cash flows, will be sufficient to cover our working capital requirements and capital expenditures through the end of fiscal year 2011.  Our ability to achieve our fiscal year 2011 business plan is critical to maintaining adequate liquidity.  There can be no assurance that we will be successful in our efforts.

We expect that our capital expenditures for fiscal year 2011 will be less than $750,000, primarily for improvements to our information technology systems, expenditures to support our website initiatives, store refurbishment costs, and other general corporate expenditures.

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

Effect of New Accounting Standards

See Note 2, “Summary of Significant Accounting Policies,” included in the notes to the consolidated unaudited financial statements appearing elsewhere in this report for a discussion of recent accounting developments and their impact on our consolidated unaudited financial statements.  There have been no recently issued accounting updates that had a material impact on our consolidated unaudited financial statements for the three and six months ended January 29, 2011 or are expected to have an impact in the future.

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

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

We are exposed to interest rate risk associated with our Facility. As of January 29, 2011 we had $2,010,000 outstanding under the Facility at rate of 5.0%.  Interest accrues on outstanding borrowings under the Facility at an agreed to reference rate, which was, at our election, either the Wells Fargo prime rate plus 175 basis points (5.0% at January 29, 2011) or LIBOR plus 300 basis points.  For the six months ended January 29, 2011, borrowings under the Facility peaked at $5,698,000 and the average borrowing during the period was approximately $3,176,000.  An increase or decrease in the interest rate by 100 basis points from the levels at January 29, 2011 would increase or decrease annual interest expenses by approximately $20,000.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 29, 2011.  Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

During the three months ended January 29, 2011, there were no changes made in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

FREDERICK’S OF HOLLYWOOD GROUP INC.

Date: March 15, 2011	By:	/s/ Thomas J. Lynch
THOMAS J. LYNCH
Chief Executive Officer and
Principal Executive Officer

Date: March 15, 2011	By:	/s/ Thomas Rende
THOMAS RENDE
Chief Financial Officer and
Principal Accounting Officer