Form 10-Q
period 2011-04-30
FREDERICK'S OF HOLLYWOOD GROUP INC /NY/
filed 2011-06-14
CIK 93631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended April 30, 2011

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

(323) 466-5151

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report.)

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

Yes  ☐                                No  ☒

The number of common shares outstanding on June 10, 2011 was 38,645,363.

FREDERICK’S OF HOLLYWOOD GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS
		Page
PART I.	Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at April 30, 2011 (Unaudited) and July 31, 2010 (Audited)	3

	Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended April 30, 2011 and April 24, 2010	4

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended April 30, 2011 and April 24, 2010	5

	Notes to Consolidated Unaudited Financial Statements	6 – 13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II.	Other Information

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 6.	Exhibits	26

Signatures		27

PART  I.   FINANCIAL INFORMATION
Item 1.  Financial Statements

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	April 30,	July 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$321	$536
Restricted cash	-	4,660
Accounts receivable	1,031	1,127
Income tax receivable	85	127
Merchandise inventories	13,121	10,951
Prepaid expenses and other current assets	1,588	2,298
Deferred income tax assets	333	875
Current assets of discontinued operations	-	4,185
Total current assets	16,479	24,759
PROPERTY AND EQUIPMENT, Net	11,571	13,861
INTANGIBLE AND OTHER ASSETS	18,779	19,392
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	-	960
TOTAL ASSETS	$46,829	$58,972

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$3,711	$3,269
Accounts payable and other accrued expenses	13,934	20,198
Deferred revenue from gift cards	1,958	1,781
Current liabilities of discontinued operations	283	2,041
Total current liabilities	19,886	27,289

DEFERRED RENT AND TENANT ALLOWANCES	4,836	4,926
TERM LOAN	7,321	7,002
OTHER	20	70
DEFERRED INCOME TAX LIABILITIES	7,569	8,377
TOTAL LIABILITIES	39,632	47,664

COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)	-	-

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value – authorized, 10,000,000 shares at April 30, 2011 and July 31, 2010; issued and outstanding, none at April 30, 2011 and July 31, 2010	-	-
Common stock, $.01 par value – authorized, 200,000,000 shares at April 30, 2011 and July 31, 2010; issued and outstanding, 38,630,972 shares at April 30, 2011 and 38,343,199 shares at July 31, 2010	386	383
Additional paid-in capital	87,651	86,977
Accumulated deficit	(80,840)	(75,969)
Accumulated other comprehensive loss	-	(83)
TOTAL SHAREHOLDERS’ EQUITY	7,197	11,308
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,829	$58,972

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	April 30,	April 24,	April 30,	April 24,
	2011	2010	2011	2010

Net sales	$32,599	$36,883	$93,798	$104,740
Cost of goods sold, buying and occupancy	20,100	21,585	58,415	65,007
Gross profit	12,499	15,298	35,383	39,733
Selling, general and administrative expenses	12,485	13,874	37,677	42,228
Operating income (loss)	14	1,424	(2,294)	(2,495)
Interest expense, net	361	447	1,104	1,397
Income (loss) from continuing operations before income tax provision	(347)	977	(3,398)	(3,892)
Income tax provision	20	19	60	58
Net income (loss) from continuing operations	(367)	958	(3,458)	(3,950)
Net loss from discontinued operations, net of tax (benefit) provision of ($266) and $12 for the nine months ended April 30, 2011 and April 24, 2010, respectively, and $0 and $4 for the three months ended April 30, 2011 and April 24, 2010, respectively	(20)	(608)	(1,413)	(4,754)

Net income (loss)	(387)	350	(4,871)	(8,704)
Less: Preferred stock dividends	-	132	-	393
Net income (loss) applicable to common shareholders	$(387)	$218	$(4,871)	$(9,097)

Basic and diluted net income (loss) per share from continuing operations	$(.01)	$.03	$(.09)	$(.16)
Basic and diluted net loss per share from discontinued operations	-	(.02)	(.04)	(.18)
Total basic and diluted net income (loss) per share applicable to common shareholders	$(.01)	$.01	$(.13)	$(.34)

Weighted average shares outstanding – basic	38,627	27,642	38,476	26,820
Weighted average shares outstanding – diluted	38,627	27,835	38,476	26,820

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)
	Nine Months Ended
	April 30, 2011	April 24, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,871)	$(8,704)
Net loss from discontinued operations	(1,413)	(4,754)
Net loss from continuing operations	(3,458)	(3,950)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,372	3,181
Issuance of common stock for directors’ fees	122	45
Stock-based compensation expense	555	456
Amortization of deferred financing costs	106	138
Non-cash interest on long-term debt – related party	-	608
Non-cash interest on term loan	319	-
Amortization of deferred rent and tenant allowances	(90)	292
Loss on disposal of property and equipment	-	180
Changes in operating assets and liabilities:
Accounts receivable	96	(104)
Merchandise inventories	(2,170)	688
Prepaid expenses and other current assets	710	481
Income tax receivable	42	97
Other assets	507	129
Accounts payable and other accrued expenses	(6,191)	(914)
Deferred revenue from gift cards	177	128
Tenant improvement allowances	-	94
Net cash used in operating activities of discontinued operations	(2,678)	(5,247)
Net cash used in operating activities	(9,581)	(3,698)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(82)	(450)
Net cash provided by (used in) investing activities of discontinued operations	4,469	(55)
Net cash provided by (used in) investing activities	4,387	(505)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facility	442	37
Cash transferred out of a restricted account	4,660	-
Proceeds on bridge facility	-	2,000
Repayment of capital lease obligation	(48)	(31)
Proceeds from sale of common stock	-	3,052
Cash paid for issuance costs	-	(309)
Payment of deferred financing costs	(75)	(75)
Net cash provided by financing activities	4,979	4,674
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(215)	471
CASH AND CASH EQUIVALENTS:
Beginning of period	536	555
End of period	$321	$1,026
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$854	$578
Taxes	$22	$55
See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Fiscal Year – The Company’s fiscal year is the 52- or 53-week period ending on the last Saturday in July. References to the three and nine months ended April 30, 2011 and April 24, 2010 refer to the 13-week and 39-week periods then ended.  References to fiscal years 2011 and 2010 refer to the 52-week period ending July 30, 2011 and the 53-week period ended July 31, 2010, respectively.

Interim Financial Information – In the opinion of management, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of April 30, 2011 and the results of operations and cash flows for the three and nine months ended April 30, 2011 and April 24, 2010.

The information set forth in these consolidated financial statements is unaudited except for the July 31, 2010 consolidated balance sheet data.  These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The results of operations for the three and nine months ended April 30, 2011 are not necessarily indicative of the results to be expected for the full year.  This Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended July 31, 2010 included in the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 25, 2010.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition – The Company records revenue at the point of sale for Stores and at the time of estimated receipt by the customer for Direct sales.  Outbound shipping charges billed to customers are included in net sales.  The Company records an allowance for estimated returns from its customers in the period of sale based on prior experience.  At April 30, 2011 and July 31, 2010, the allowance for estimated returns was $730,000 and $868,000, respectively.  If actual returns are greater than expected, additional sales allowances may be recorded in the future.  Retail sales are recorded net of sales taxes collected from customers at the time of the transaction.

The Company records other revenue for shipping revenue, as well as for commissions earned on direct sell-through programs, on a net basis as the Company acts as an agent on behalf of the related vendor.  For the three months ended April 30, 2011 and April 24, 2010, total other revenue recorded in net sales in the accompanying consolidated unaudited statements of operations were $1,881,000 and $2,453,000, respectively.  For the nine months ended April 30, 2011 and April 24, 2010, total other revenue recorded in net sales in the accompanying consolidated unaudited statements of operations were $5,093,000 and $6,480,000, respectively.

Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreements. For the three and nine months ended April 30, 2011, licensing revenue recorded in net sales in the accompanying consolidated unaudited statements of operations were $582,000 and $619,000, respectively.  There was no licensing revenue recorded in the three and nine months ended April 24, 2010.

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

Merchandise Inventories – Store inventories are valued at the lower of cost or market using the retail inventory first-in, first-out (“FIFO”) method, and Direct inventories are valued at the lower of cost or market, on an average cost basis that approximates the FIFO method.  Store and Direct inventories consist entirely of finished goods. Freight costs are included in inventory and vendor promotional allowances are recorded as a reduction in inventory cost.  These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations and gross margins.  Markdowns are recorded when the sales value of the inventory has diminished.  Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends.  The Company reserves for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and the age of the inventory.  If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.  Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Inventory reserves were $264,000 at April 30, 2011 and $278,000 at July 31, 2010.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit.  The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally three months.  The realization of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future net revenue.  Direct-response advertising costs of $1,140,000 and $1,488,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at April 30, 2011 and July 31, 2010, respectively. Management believes that they have appropriately determined the expected period of future benefit as of the date of the Company’s consolidated financial statements.  However, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.  Direct-response advertising expense for the three months ended April 30, 2011 and April 24, 2010 was $2,128,000 and $2,881,000, respectively. Direct-response advertising expense for the nine months ended April 30, 2011 and April 24, 2010 was $6,792,000 and $7,947,000, respectively.

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

The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance.  Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required.  No impairment was recorded for the three and nine months ended April 30, 2011 and April 24, 2010 related to these long-lived assets.

Intangible Assets – The Company has certain intangible assets that consist of trademarks, principally the Frederick’s of Hollywood trade name and domain names.  Management has determined the trademarks and domain names to have indefinite lives. Applicable accounting literature requires the Company not to amortize indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred.  No impairment was recorded for the three and nine months ended April 30, 2011 and April 24, 2010 related to these intangible assets.

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

The following assumptions were used for options granted during the nine months ended April 30, 2011 and April 24, 2010:

	Nine Months Ended
	April 30,	April 24,
	2011	2010

Risk-free interest rate	2.70%	3.00% - 3.04%
Expected life (years)	7	7
Expected volatility	74.5%	79%
Dividend yield	0.0%	0.0%

During the nine months ended April 30, 2011, the Company issued an aggregate of 189,000 shares of restricted stock and granted options to purchase an aggregate of 441,000 shares of common stock under the 2010 Long-Term Equity Incentive Plan.  63,000 of the restricted shares and 147,000 of the options vested on the grant date and the remaining restricted shares and options will vest in two equal annual installments on the first and second anniversaries of the grant date.  The options are exercisable at $1.05 per share.

During the nine months ended April 24, 2010, the Company granted options to purchase an aggregate of 87,500 shares of common stock under the 2000 Performance Equity Plan.  Options to purchase 37,500 and 50,000 shares are exercisable at $1.16 and $1.12 per share, respectively, and vest 20% each year over five years commencing on the first anniversary of the grant date.

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

The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.  The fair value of the Company’s Term Loan (defined below) approximates its carrying value at April 30, 2011 and is classified within Level 3 of the fair value hierarchy (see Note 5).

Supplemental Disclosure of Cash Flow Information – The Company had outstanding accounts payable and accrued expenses of $0 at April 30, 2011 and July 31, 2010, and $0 and $20,000 at April 24, 2010 and July 25, 2009, respectively, related to purchases of property and equipment.  During the nine months ended April 24, 2010, the Company accrued dividends of $393,000 on its Series A 7.5% Convertible Preferred Stock (“Series A Preferred Stock”).  During the fourth quarter of fiscal year 2010, the Company completed a conversion of its Series A Preferred Stock.  Accordingly, there was no dividend accrued during the nine months ended April 30, 2011.  During the nine months ended April 24, 2010, the Company acquired equipment through a capital lease for $167,000.

Recently Issued Accounting Updates – In May 2011, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”). ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards. The amendments in ASU No. 2011-04 change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Amendments in ASU No. 2011-04 include those that: (1) clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, and (2) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU No. 2011-04 to result in a change in the application of the requirements in Topic 820. ASU No. 2011-04 is effective during interim and annual periods beginning after December 15, 2011. Accordingly, the Company will adopt ASU No. 2011-04 commencing in the third quarter of fiscal year 2012. The Company does not expect the adoption of ASU No. 2011-04 to have a material impact on the Company’s consolidated financial statements.

3.	DISCONTINUED OPERATIONS

During the fourth quarter of fiscal year 2010, the Company made a strategic decision to divest the wholesale division to focus on its core retail operations.  Therefore, the Company reclassified its consolidated financial statements to reflect the divesting of the wholesale division and to segregate the revenue, costs and expenses, assets and liabilities and cash flows of this business.  The net operating results, net assets and liabilities, and net cash flows of the wholesale division have been reported as “discontinued operations” in the accompanying consolidated financial statements.

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

The Company recorded a gain of approximately $1,070,000 as a result of the sale, which is net of approximately $225,000 earned by Avalon Securities Ltd., the Company’s investment banking firm, upon consummation of the transaction.  Pursuant to the Purchase Agreement, the Company agreed to provide certain transition services to be reimbursed by Dolce Vita for a limited period of time after the closing of the transaction.  The transition services were substantially completed as of the end of February 2011.

Revenue from discontinued operations was $0 and $6,509,000 for the three months ended April 30, 2011 and April 24, 2010, respectively.  Revenue from discontinued operations was $3,421,000 and $17,181,000 for the nine months ended April 30, 2011 and April 24, 2010, respectively.  For the three months ended April 30, 2011 and April 24, 2010, net loss from discontinued operations was $20,000 and $608,000, respectively.  Net loss from discontinued operations, before recording a gain of $1,070,000 on the sale of the wholesale division, was $2,483,000 and $4,754,000 for the nine months ended April 30, 2011 and April 24, 2010, respectively.

The current liabilities of the discontinued operations are comprised of accounts payable and accrued expenses as of April 30, 2011 and July 31, 2010.  There are no assets remaining as of April 30, 2011 related to discontinued operations.  The components of the assets of the discontinued operations consisted of the following as of July 31, 2010 (in thousands):

Accounts receivable, net	$1,452
Merchandise inventories, net	2,733
Current assets of discontinued operations	$4,185

Intangible assets, net	$915
Property and equipment	45
Long-term assets of discontinued operations	$960

4.	ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses at April 30, 2011 and July 31, 2010 consist of the following (in thousands):

	April 30, 2011	July 31, 2010
Accounts payable and accrued expenses:
Accounts payable	$8,817	$13,332
Accrued payroll and benefits	478	1,035
Accrued vacation	1,202	1,308
Return reserves	730	868
Deferred revenue	394	494
Accrued rent	31	51
Sales and other taxes payable	529	687
Miscellaneous accrued expense and other	1,753	2,423
Total	$13,934	$20,198

5.	FINANCING AGREEMENTS

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

On July 30, 2010, the Company repaid the Bridge Loan with proceeds from the Term Loan described below, and the Facility was amended to, among other things, (i) reduce the line of credit commitment from $25 million to $20 million and (ii) provide for the Facility to be secured by a second priority interest in all of the Borrowers’ intellectual property and a first priority security interest in substantially all of the Borrowers’ other assets.

In connection with the amendments to the Facility described above, the Company incurred a one-time amendment fee of $150,000, one half of which was paid in connection with the September 2009 amendment to the Facility and the remainder was paid during the three months ended October 30, 2010 following the repayment of the Bridge Loan.

As of April 30, 2011, the Company had $3,711,000 outstanding under the Facility at a rate of 5.0%.  For the nine months ended April 30, 2011, borrowings under the Facility peaked at $5,698,000 and the average borrowing during the period was approximately $2,557,000.  In addition, at April 30, 2011, the Company had $620,000 of outstanding letters of credit under the Facility.

As of April 24, 2010, the Company had (i) $1,282,000 outstanding under the Facility at a rate of 5.0%, (ii) $8,000,000 outstanding under the Facility at a LIBOR rate of 3.25% and (iii) $2,000,000 outstanding under the Bridge Loan at a rate of 10.25%.  For the nine months ended April 24, 2010, borrowings under the Facility (including the Bridge Loan) peaked at $16,996,000 and the average borrowing during the period was approximately $12,625,000.  In addition, at April 24, 2010, the Company had $1,112,000 of outstanding letters of credit under the Facility.

The Facility contains customary representations and warranties, affirmative and restrictive covenants and events of default.  The restrictive covenants limit the Company’s ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, dispose of inventory, incur certain lease obligations, make capital expenditures, pay dividends, redeem or repurchase outstanding equity and issue capital stock.  In lieu of financial covenants, fixed charge coverage and overall debt ratios, the Company also is required to maintain specified minimum availability reserves. At April 30, 2011, the Company was in compliance with the Facility’s covenants and minimum availability reserve requirements.

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

For the three months ended April 30, 2011, the Company recorded interest expense of approximately $265,000, which is comprised of approximately $159,000 of Regular Interest and approximately $106,000 of PIK Interest.  For the nine months ended April 30, 2011, the Company recorded interest expense of approximately $796,000, which is comprised of approximately $477,000 of Regular Interest and approximately $319,000 of PIK Interest.

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

The Hilco Financing Agreement and other loan documents contain customary representations and warranties, affirmative and negative covenants and events of default substantially similar to those contained in the Facility, except that the Hilco Financing Agreement contains a debt service coverage ratio covenant, which becomes effective commencing for the fiscal year ending July 30, 2011.  The restrictive covenants limit the Borrowers’ ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, dispose of inventory, incur certain lease obligations, make capital expenditures, pay dividends, redeem or repurchase outstanding equity and issue capital stock.  At April 30, 2011, the Company was in compliance with the Term Loan’s covenants. The Company paid a one-time fee of $280,000 in connection with the closing of the Term Loan.

Management believes the estimated fair value of the Term Loan approximates its carrying value of $7,321,000 at April 30, 2011 because the transaction was consummated on July 30, 2010 and there have not been changes to the Company’s business in the subsequent nine months that would suggest adjustments to the credit worthiness of the Company.

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

The Company’s calculations of basic and diluted net loss per share applicable to common shareholders are as follows (in thousands, except per share amounts, which may not add due to rounding):

	Three Months Ended		Nine Months Ended
	April 30,	April 24,	April 30,	April 24,
	2011	2010	2011	2010
Net income (loss) from continuing operations	$(367)	$826 (a)	$(3,458)	$(4,343	)(b)
Net loss from discontinued operations	(20)	(608)	(1,413)	(4,754)
Total net income (loss) applicable to common shareholders	$(387)	$218	$(4,871)	$(9,097)

Basic weighted average number of shares outstanding	38,627	27,642	38,476	26,820
Diluted weighted average number of shares outstanding	38,627	27,835	38,476	26,820

Basic and diluted net income (loss) per share from continuing operations	$(0.01)	$0.03	$(0.09)	$(0.16)
Basic and diluted net loss per share from discontinued operations	-	(0.02)	(0.04)	(0.18)
Total basic and diluted net income (loss) per share applicable to common shareholders	$(0.01)	$0.01	$(0.13)	$(0.34)
__________________________________________
(a)	Includes Series A preferred stock dividends of $132.
(b)	Includes Series A preferred stock dividends of $393.

There were 120,000 and 170,000 potentially dilutive shares that were not included in the computation of diluted net loss per share for the three and nine months ended April 30, 2011, respectively, since their effect would be anti-dilutive.  There were 213,000 potentially dilutive shares that were not included in the computation of diluted net loss per share for the nine months ended April 24, 2010, since their effect would be anti-dilutive.

For the three and nine months ended April 30, 2011, there were 2,765,000 and 2,178,000 shares of common stock issuable upon exercise of stock options and 4,044,000 and 4,465,000 shares of common stock issuable upon the exercise of warrants that were not included in the computation of diluted net loss per share since the exercise prices of these instruments exceeded the average market price of the common stock during the period.

For the three and nine months ended April 24, 2010, there were 1,621,000 and 1,658,000 shares of common stock issuable upon exercise of stock options that were not included in the computation of diluted net loss per share since the exercise prices of these instruments exceeded the average market price of the common stock during the period. In addition, for the three and nine months ended April 24, 2010, there were 635,000 and 610,000 shares of common stock issuable upon the exercise of warrants and 1,512,000 shares of common stock issuable upon the conversion of the Company’s Series A Preferred Stock that also were not included in the computation of diluted net loss per share since the respective exercise and conversion prices of these instruments exceeded the average market price of the common stock during the period.

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

During the fourth quarter of fiscal year 2010, we made a strategic decision to divest our wholesale division due to continuing losses and in order to focus on our core retail operations.  On October 27, 2010, we completed the sale of substantially all of the assets of the wholesale division to Dolce Vita Intimates LLC.  This decision was driven by a number of factors including, but not limited to, a dramatic reduction in our business with Walmart, which historically represented a significant portion of our wholesale business.  This reduction was primarily the result of Walmart producing its own merchandise, selecting competing vendors, and shifting its focus to product categories that differed from the products Walmart historically purchased from us.  We also lost a significant amount of business from other retailers that began producing products themselves and selecting vendors with branding capabilities.

The wholesale division’s operations are classified as discontinued operations for all periods presented in the consolidated financial statements appearing elsewhere in this report.  Unless otherwise noted, the wholesale division is generally not discussed in this report.

Overview

Through our subsidiaries, we sell women’s intimate apparel and related products under our proprietary Frederick’s of Hollywood® brand predominantly through U.S. mall-based Frederick’s of Hollywood specialty retail stores, which are referred to as “Stores,” and through our catalog and website at www.fredericks.com, which are referred to collectively as “Direct.”  As of April 30, 2011, we operated 124 Frederick’s of Hollywood stores.

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

In March 2011, we entered into an exclusive, multi-year licensing agreement with Emirates Associated Business Group (“EABG”) to build and operate Frederick’s of Hollywood retail stores in the Middle East.  The agreement provides for EABG to open at least 10 stores in six Middle Eastern countries over the next three years, with additional store openings based on a mutually agreed upon expansion plan.  In addition, a flagship store in Abu Dhabi is scheduled to open in July 2011.  EABG made an initial non-refundable payment of $500,000 to us upon the execution of the agreement.  We are currently exploring opportunities with other international partners to expand in areas such as Brazil, Russia, India, China and Canada.

Operating Initiatives

Our efforts remain focused on continuing to implement changes in our business strategy that we believe over time will both increase revenue and reduce costs.  Some of these initiatives have had an immediate impact on our operating results and we expect that others will have a more gradual impact.  However, we cannot be certain that these initiatives will be successful.  These initiatives were and continue to be:

•	developing the Frederick’s of Hollywood brand into a sexy lifestyle brand through licensing arrangements, both domestically and internationally;

•
supporting innovative and cost-effective marketing initiatives to drive traffic to stores and the website and increase conversion rates through improved search engine optimization, social media advertising and more personalized alternatives to full sized catalogs such as targeted emails and “magalogs”.  Magalogs are smaller sized catalogs that feature products tailored to the recipients’ historical purchasing preferences presented in a combination magazine and catalog format which highlight new product offerings that can be purchased both in stores and on the website and contain product tips and special offers;

•
enhancing website functionality and content to improve the customer experience through the introduction of customer product reviews, mobile friendly access and adding rich media to provide more robust product views; and

•	implementing merchandising and design changes to provide our customers with trend-right fashions.

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

Revenue Recognition – We record revenue at the point of sale for Stores and at the time of estimated receipt by the customer for Direct sales.  Outbound shipping charges billed to customers are included in net sales.  We record an allowance for estimated returns from our customers in the period of sale based on prior experience.  At April 30, 2011 and July 31, 2010, the allowance for estimated returns was $730,000 and $868,000, respectively.  If actual returns are greater than expected, additional sales allowances may be recorded in the future. Historically, management has found its return reserve to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.

Merchandise Inventories – Store inventories are valued at the lower of cost or market using the retail inventory first-in, first-out (“FIFO”) method, and Direct inventories are valued at the lower of cost or market, on an average cost basis that approximates the FIFO method.  Store and Direct inventories consist entirely of finished goods. Freight costs are included in inventory and vendor promotional allowances are recorded as a reduction in inventory cost.  These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations and gross margins.  Markdowns are recorded when the sales value of the inventory has diminished.  Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends.  We reserve for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and the age of the inventory.  If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.  Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Inventory reserves were $264,000 at April 30, 2011 and $278,000 at July 31, 2010.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit.  The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally three months.  The realization of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future net revenue.  Direct-response advertising costs of $1,140,000 and $1,488,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at April 30, 2011 and July 31, 2010, respectively.  Management believes that they have appropriately determined the expected period of future benefit as of the date of the Company’s consolidated financial statements.  However, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.  Direct-response advertising expense for the three months ended April 30, 2011 and April 24, 2010 was $2,128,000 and $2,881,000, respectively. Direct-response advertising expense for the nine months ended April 30, 2011 and April 24, 2010 was $6,792,000 and $7,947,000, respectively.

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

The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance.  Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required.  No impairment was recorded for the three and nine months ended April 30, 2011 and April 24, 2010 related to these long-lived assets.

Intangible Assets – We have certain intangible assets that consist of trademarks, principally the Frederick’s of Hollywood trade name and domain names. Management has determined the trademarks and domain names to have indefinite lives. Applicable accounting literature requires us not to amortize indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred. No impairment was recorded for the three and nine months ended April 30, 2011 and April 24, 2010 related to these intangible assets.

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

The following table sets forth each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the consolidated unaudited financial statements included elsewhere in this report (in thousands, except for percentages, which percentages may not add due to rounding):

	Three Months Ended				Nine Months Ended
	April 30, 2011		April 24, 2010		April 30, 2011		April 24, 2010
Net sales	$32,599	100.0%	$36,883	100.0%	$93,798	100.0%	$104,740	100.0%
Cost of goods sold, buying and occupancy	20,100	61.7%	21,585	58.5%	58,415	62.3%	65,007	62.1%
Gross profit	12,499	38.3%	15,298	41.5%	35,383	37.7%	39,733	37.9%
Selling, general and administrative expenses	12,485	38.3%	13,874	37.6%	37,677	40.2%	42,228	40.3%
Operating income (loss)	14	(0.0)%	1,424	3.9%	(2,294)	(2.4)%	(2,495)	(2.4)%
Interest expense, net	361	1.1%	447	1.2%	1,104	1.2%	1,397	1.3%
Income (loss) from continuing operations before income tax provision	(347)	(1.1)%	977	2.6%	(3,398)	(3.6)%	(3,892)	(3.7)%
Income tax provision	20	0.1%	19	0.1%	60	0.1%	58	0.1%
Net income (loss) from continuing operations	(367)	(1.1)%	958	2.6%	(3,458)	(3.7)%	(3,950)	(3.8)%
Net loss from discontinued operations, net of tax benefit/provision	(20)	(0.1)%	(608)	(1.6)%	(1,413)	(1.5)%	(4,754)	(4.5)%
Net income (loss)	(387)	(1.2)%	350	0.9%	(4,871)	(5.2)%	(8,704)	(8.3)%
Less: Preferred stock dividends	-		132		-		393
Net income (loss) applicable to common shareholders	$(387)		$218		$(4,871)		$(9,097)

Net Sales

Net sales for the three and nine months ended April 30, 2011 and April 24, 2010 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	April 30, 2011	April 24, 2010	Increase/ (Decrease)	April 30, 2011	April 24, 2010	Increase/ (Decrease)
Stores	$19,610	$22,451	$(2,841)	$56,287	$65,584	$(9,297)
Direct (catalog and website)	10,526	11,979	(1,453)	31,799	32,676	(877)
Licensing revenue	582	-	582	619	-	619
Other revenue	1,881	2,453	(572)	5,093	6,480	(1,387)
Total net sales	$32,599	$36,883	$(4,284)	$93,798	$104,740	$(10,942)

Total store sales for the three months ended April 30, 2011 decreased by $2,841,000, or 12.7%, as compared to the three months ended April 24, 2010.  Comparable store sales for the three months ended April 30, 2011 decreased by $2,198,000, or 10.1%, as compared to the three months ended April 24, 2010.  Total store sales for the nine months ended April 30, 2011 decreased by $9,297,000, or 14.2%, as compared to the nine months ended April 24, 2010.  Comparable store sales for the nine months ended April 30, 2011 decreased by $7,120,000, or 11.4%, as compared to the nine months ended April 24, 2010. These decreases were primarily due to:

•
lower than optimal inventory levels as a result of credit limits imposed by certain of our vendors prior to the sale of our wholesale division.  Inventory returned to normal levels in the latter part of the third quarter of fiscal year 2011;

•
the product and design choices made by our merchandising and design team that was in place in fiscal year 2010.  We believe that we will begin to see the impact of our newly reorganized merchandising team on our product assortment beginning in the fourth quarter of fiscal year 2011;

•	lower consumer traffic at our stores as compared to the same period in the prior year; and

•	a reduction in the number of stores from 128 at April 24, 2010 to 124 at April 30, 2011.

Direct sales for the three months ended April 30, 2011 decreased by $1,453,000, or 12.1%, as compared to the three months ended April 24, 2010.  Direct sales for the nine months ended April 30, 2011 decreased by $877,000, or 2.7%, as compared to the nine months ended April 24, 2010.  These decreases are primarily attributable to lower than optimal inventory levels and not mailing a spring catalog as part of our efforts to reduce catalog costs and reallocate resources to our website and online marketing initiatives.  This resulted in approximately 1.0 million fewer catalogs being mailed during the three months ended April 30, 2011 as compared to the same period in the prior year.  While we intend to continue to emphasize web initiatives, we plan to increase the frequency of our contact with current and prospective customers through targeted mailings that highlight our new product offerings.

Licensing revenue for the three and nine months ended April 30, 2011 was $582,000 and $619,000, respectively.  In March 2011, we entered into an exclusive, multi-year licensing agreement with EABG to build and operate Frederick’s of Hollywood retail stores in the Middle East.  EABG made an initial non-refundable payment of $500,000 to us upon the execution of the agreement, which is included in licensing revenue for the third quarter of fiscal year 2011.

Other revenue consists of shipping revenue and commissions earned on direct sell-through programs.  Other revenue for the three months ended April 30, 2011 decreased by $572,000, or 23.3%, as compared to the three months ended April 24, 2010.  Other revenue for the nine months ended April 30, 2011 decreased by $1,387,000, or 21.4%, as compared to the nine months ended April 24, 2010.  These decreases are primarily attributable to a reduction in shipping revenue due to increases in free shipping offers in order to stimulate sales, as well as a reduction in commissions earned on direct sell-through programs.

Gross Profit

Gross margin (gross profit as a percentage of net sales) for the three months ended April 30, 2011 was 38.3% as compared to 41.5% for the three months ended April 24, 2010.  This decrease was due to the following:

•
Product costs as a percentage of sales increased by 1.4 percentage points for the three months ended April 30, 2011 as compared to the three months ended April 24, 2010.  The increase was due to higher promotions during the three months ended April 30, 2011 as compared to the same period in the prior year.

•
All other costs included in cost of sales, including buying costs, store occupancy, store depreciation, freight and distribution center costs, decreased by $322,000 for the three months ended April 30, 2011 as compared to the three months ended April 24, 2010, which was primarily attributable to headcount reductions resulting from streamlining the buying and merchandising departments, and fewer stores in the three months ended April 30, 2011 as compared to the same period in the prior year.  However, as a percentage of sales, these costs increased by 2.2 percentage points for the three months ended April 30, 2011 as compared to the same period in the prior year due to lower sales.

•
Other revenue decreased by $572,000, primarily due to a reduction in shipping revenue resulting from increases in free shipping offers in order to stimulate sales, as well as a reduction in commissions earned on direct sell-through programs.

•	Licensing revenue increased by $582,000, primarily due to an initial, non-refundable $500,000 payment by EABG upon the execution of our licensing agreement.

Gross margin for the nine months ended April 30, 2011 was 37.7% as compared to 37.9% for the nine months ended April 24, 2010.  The changes in gross margin were as follows:

•	Product costs as a percentage of sales decreased by 0.8 percentage points for the nine months ended April 30, 2011 as compared to the nine months ended April 24, 2010.

•
All other costs included in cost of sales, including buying costs, store occupancy, store depreciation, freight and distribution center costs, decreased by $1,952,000 for the nine months ended April 30, 2011 as compared to the nine months ended April 24, 2010, which was primarily attributable to headcount reductions resulting from streamlining the buying and merchandising departments, and fewer stores in the nine months ended April 30, 2011 as compared to the same period in the prior year.  However, as a percentage of sales, these costs increased by 0.9 percentage points for the nine months ended April 30, 2011 as compared to the same period in the prior year due to lower sales.

•
Other revenue decreased by $1,387,000, primarily due to a reduction in shipping revenue resulting from increases in free shipping offers in order to stimulate sales, as well as a reduction in commissions earned on direct sell-through programs.

•	Licensing revenue increased by $619,000, primarily due to an initial, non-refundable $500,000 payment by EABG upon the execution of our licensing agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended April 30, 2011 decreased by $1,389,000 to $12,485,000, or 38.3% of sales, from $13,874,000, or 37.6% of sales, for the three months ended April 24, 2010.  This decrease is primarily attributable to the following:

•
Store selling, general and administrative expenses decreased by $410,000 to $5,129,000 for the three months ended April 30, 2011 from $5,539,000 for the same period in the prior year, primarily due to reductions in salaries and salary-related costs of $324,000.   With fewer stores, our head count was lower as compared to the same period in the prior year.

•
Direct selling, general and administrative expenses decreased by $819,000 to $4,098,000 for the three months ended April 30, 2011 from $4,917,000 for the same period in the prior year.  Catalog expenses were lower by $753,000 because we did not mail a spring catalog during the three months ended April 30, 2011.

Selling, general and administrative expenses for the nine months ended April 30, 2011 decreased by $4,551,000 to $37,677,000, or 40.2% of sales, from $42,228,000, or 40.3% of sales, for the nine months ended April 24, 2010, primarily due to the following:

•
Store selling, general and administrative expenses decreased by $2,456,000 to $15,892,000 for the nine months ended April 30, 2011 from $18,348,000 for the same period in the prior year.  This decrease was primarily due to decreases in (i) salaries and salary-related costs of $1,170,000, (ii) telecommunications costs of $347,000, (iii) store signage costs of $342,000 and (iv) credit card fees of $180,000.  We also had a loss on the disposal of telecommunications equipment in the prior year of $169,000.  The decrease in salaries and salary-related costs was due to having fewer stores, which resulted in a reduction in head count as compared to the prior year.  The lower store signage costs was the result of changing signs within our stores less frequently during the nine months ended April 30, 2011 as compared to the same period in the prior year.  The lower telecommunications costs and the loss on the disposal of telecommunications equipment in the prior year were the result of the cancellation of a telecommunications contract that required us to maintain a more expensive connection between our stores and our data center.  The decrease in credit card fees was due to lower store sales during the nine months ended April 30, 2011 as compared to the same period in the prior year.

•
Direct selling, general and administrative expenses decreased by $1,265,000 to $12,826,000 for the nine months ended April 30, 2011 from $14,091,000 for the same period in the prior year. This decrease was primarily due to lower catalog expenses of $1,155,000, lower website development expenses of $197,000 and lower customer contact center expenses of $176,000, partially offset by higher e-commerce marketing expenses of $250,000. Catalog expenses were lower because we did not mail the summer clearance catalog during the first quarter of fiscal year 2011 and a spring catalog during the three months ended April 30, 2011. We did not incur website development expenses during the nine months ended April 30, 2011 that were incurred during the same period in the prior year in connection with the completion of the migration to our new e-commerce platform. The decrease in customer contact center expenses resulted from a lower head count. The increase in e-commerce marketing expenses is related to our efforts to increase our website and online marketing initiatives.

•
Brand marketing expenses decreased by $478,000 to $215,000 for the nine months ended April 30, 2011 from $693,000 for the same period in the prior year. The decrease was primarily due to a decrease in public promotional events and complementary customer offerings as compared to the same period in the prior year.

Interest Expense, Net

For the three and nine months ended April 30, 2011, net interest expense was $361,000 and $1,104,000 as compared to $447,000 and $1,397,000 for the three and nine months ended April 24, 2010. The decrease resulted primarily from lower borrowings under our revolving credit facility (described below under “Revolving Credit Facility”), partially offset by a higher interest rate on our term loan (described below under “Term Loan”).

Income Tax Provision

Our income tax provision for the three and nine months ended April 30, 2011 and April 24, 2010 primarily represents minimum and net worth taxes due in various states. Due to the uncertainty of realization in future periods, no tax benefit has been recognized on the net losses for these periods. Accordingly, a full valuation allowance has been established on the current loss and all net deferred tax assets existing at the end of the period, excluding the deferred tax liability related to our trademarks, which have an indefinite life.

Discontinued Operations

During the fourth quarter of fiscal year 2010, we made a strategic decision to divest our wholesale division due to continuing losses and in order to focus on our core retail operations. Our wholesale division’s operations are classified as discontinued operations for all periods presented in the consolidated financial statements appearing elsewhere in this report. The loss from discontinued operations, net of tax, was $1,413,000 for the nine months ended April 30, 2011 as compared to $4,754,000 for the same period in the prior year. This decrease in our loss was primarily due to a gain of approximately $1,070,000 that we recorded as a result of the sale of our wholesale division and the cessation of wholesale related operations after the first quarter of fiscal year 2011. Revenue from discontinued operations was $3,421,000 and $17,181,000 for the nine months ended April 30, 2011 and April 24, 2010, respectively.

Liquidity and Capital Resources

Cash Used in Operations

Net cash used in operating activities for the nine months ended April 30, 2011 was $9,581,000, resulting primarily from the following:

•	net losses for the nine months ended April 30, 2011 of $3,458,000 from continuing operations and $1,413,000 from discontinued operations;

•	a decrease in accounts payable and other accrued expenses of $6,191,000, which resulted primarily from making more timely payments to our vendors for inventory and other services;

•	net cash used in operating activities of our discontinued operations of $2,678,000; and

•	an increase in inventory of $2,170,000, which resulted from normal seasonal inventory fluctuations coupled with unusually low inventory levels at the end July 2010.

These decreases in cash flow were partially offset by non-cash expenses of $2,372,000 for depreciation and amortization and $677,000 for stock compensation expenses.

Cash Provided by Investing Activities

Cash provided by investing activities for the nine months ended April 30, 2011 was $4,387,000, which resulted primarily from the proceeds of the sale of the wholesale division’s assets of $4,469,000.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended April 30, 2011 was $4,979,000, which resulted primarily from an inflow of $4,660,000 of cash that was held in a restricted cash account as of July 31, 2010, coupled with net borrowings under the revolving credit facility of $442,000.

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

On July 30, 2010, we repaid the Bridge Loan with proceeds from the Term Loan described below and the Facility was amended to, among other things, (i) reduce the line of credit commitment from $25 million to $20 million and (ii) provide for the Facility to be secured by a second priority interest in all of our intellectual property and a first priority security interest in substantially all of our other assets.

In connection with the amendments to the Facility described above, we incurred a one-time amendment fee of $150,000, one half of which was paid in connection with the September 2009 amendment to the Facility and the remainder was paid subsequent to the fiscal year ended July 31, 2010 following the repayment of the Bridge Loan.

As of April 30, 2011, the Company had $3,711,000 outstanding under the Facility at a rate of 5.0%. For the nine months ended April 30, 2011, borrowings under the Facility peaked at $5,698,000 and the average borrowing during the period was approximately $2,557,000. In addition, at April 30, 2011, the Company had $620,000 of outstanding letters of credit under the Facility.

The Facility contains customary representations and warranties, affirmative and restrictive covenants and events of default. The restrictive covenants limit our ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, dispose of inventory, incur certain lease obligations, make capital expenditures, pay dividends, redeem or repurchase outstanding equity and issue capital stock. In lieu of financial covenants, fixed charge coverage and overall debt ratios, we also are required to maintain specified minimum availability reserves. At April 30, 2011, we were in compliance with the Facility’s covenants and minimum availability reserve requirements.

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

For the three months ended April 30, 2011, we recorded interest expense of approximately $265,000, which is comprised of approximately $159,000 of Regular Interest and approximately $106,000 of PIK Interest. For the nine months ended April 30, 2011, we recorded interest expense of approximately $796,000, which is comprised of approximately $477,000 of Regular Interest and approximately $319,000 of PIK Interest.

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

The Hilco Financing Agreement and other loan documents contain customary representations and warranties, affirmative and negative covenants and events of default substantially similar to those contained in the Facility, except that the Hilco Financing Agreement contains a debt service coverage ratio covenant, which becomes effective commencing for the fiscal year ending July 30, 2011. The restrictive covenants limit our ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, dispose of inventory, incur certain lease obligations, make capital expenditures, pay dividends, redeem or repurchase outstanding equity and issue capital stock. At April 30, 2011, we were in compliance with the Term Loan’s covenants. We paid a one-time fee of $280,000 in connection with the closing of the Term Loan.

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

Future Financing Requirements

For the nine months ended April 30, 2011, our working capital deficiency increased by $877,000 to $(3,407,000). Our business continues to be effected by limited working capital. Management believes that its continued careful management of working capital, together with the available borrowings under the Facility and our projected operating cash flows, will be sufficient to cover our working capital requirements and capital expenditures through the end of calendar year 2011. Our ability to achieve our business plan is critical to maintaining adequate liquidity. There can be no assurance that we will be successful in our efforts.

We expect our capital expenditures for fiscal year 2011 to be less than $250,000, primarily for improvements to our information technology systems, expenditures to support our website initiatives, store refurbishment costs, and other general corporate expenditures.

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

Effect of New Accounting Standards

See Note 2, “Summary of Significant Accounting Policies,” included in the notes to the consolidated unaudited financial statements appearing elsewhere in this report for a discussion of recent accounting developments and their impact on our consolidated unaudited financial statements. There have been no recently issued accounting updates that had a material impact on our consolidated unaudited financial statements for the three and nine months ended April 30, 2011 or are expected to have an impact in the future.

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

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

We are exposed to interest rate risk associated with our Facility. As of April 30, 2011, we had $3,711,000 outstanding under the Facility at rate of 5.0%. Interest accrues on outstanding borrowings under the Facility at an agreed to reference rate, which was, at our election, either the Wells Fargo prime rate plus 175 basis points (5.0% at April 30, 2011) or LIBOR plus 300 basis points. For the nine months ended April 30, 2011, borrowings under the Facility peaked at $5,698,000 and the average borrowing during the period was approximately $2,557,000. An increase or decrease in the interest rate by 100 basis points from the levels at April 30, 2011 would increase or decrease annual interest expenses by approximately $37,000.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2011.  Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

During the three months ended April 30, 2011, there were no changes made in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

FREDERICK’S OF HOLLYWOOD GROUP INC.

Date: June 13, 2011	By:	/s/ Thomas J. Lynch
THOMAS J. LYNCH
Chief Executive Officer and
Principal Executive Officer

Date: June 13, 2011	By:	/s/ Thomas Rende
THOMAS RENDE
Chief Financial Officer and
Principal Accounting Officer