Form 10-K
period 2011-07-30
FREDERICK'S OF HOLLYWOOD GROUP INC /NY/
filed 2011-10-28
CIK 93631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

Commission File Number 001-05893

FREDERICK’S OF HOLLYWOOD GROUP INC.
(Exact name of registrant as specified in its charter)

New York	13-5651322
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6255 Sunset Blvd., Hollywood, California	90028
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (323) 466-5151

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NYSE Amex

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐                      No  ☒

As of January 28, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on the NYSE Amex of $0.80), held by non-affiliates of the registrant, was $7,618,461.

As of October 11, 2011, there were 38,728,467 common shares outstanding.

FREDERICK’S OF HOLLYWOOD GROUP INC.
2011 FORM 10-K ANNUAL REPORT

ii

PART I

Forward Looking Statements

When used in this Form 10-K for the year ended July 30, 2011 of Frederick’s of Hollywood Group Inc. (the “Company,” “we,” “us,” “our” or “Frederick’s”) and in our future filings with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.  We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  These risks are included in “Item 1. – Business,” “Item 1A. – Risk Factors” and “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.  In assessing forward-looking statements contained herein, readers are urged to carefully read those statements.  Among the factors that could cause actual results to differ materially are: competition; business conditions and industry growth; rapidly changing consumer preferences and trends; general economic conditions; working capital needs; continued compliance with government regulations; loss of key personnel; labor practices; product development; management of growth; increases of costs of operations or inability to meet efficiency or cost reduction objectives; timing of orders and deliveries of products; risks of doing business abroad; and our ability to protect our intellectual property.

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

Following the merger and through the fourth quarter of fiscal year 2010, we conducted our business through two operating divisions, each representing a distinct business reporting segment:  the multi-channel retail division, which includes our retail stores, catalogs and website operations, and the wholesale division, which included our wholesale operations in the United States and Canada.

During the fourth quarter of fiscal year 2010, we made a strategic decision to divest our wholesale division due to continuing losses and in order to focus on our core retail operations.  On October 27, 2010, we completed the sale to Dolce Vita Intimates LLC (“Dolce Vita”) of substantially all of the assets of the wholesale division, except cash, accounts receivable and certain other assets.  The wholesale division’s operations are classified as discontinued operations for all periods presented in the consolidated financial statements appearing elsewhere in this report.  Unless otherwise noted, the wholesale division is not discussed in this report.

Our principal executive offices are located at 6255 Sunset Boulevard, Hollywood, California 90028 and our telephone number is (323) 466-5151.  Our retail website is www.fredericks.com and our corporate website is www.fohgroup.com.  We file our annual, quarterly and current reports and other information with the Securities and Exchange Commission.  Our corporate filings, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statements and reports filed by our officers and directors under Section 16(a) of the Securities Exchange Act of 1934, and any amendments to those filings, are available, free of charge, on our corporate website, www.fohgroup.com, as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission.  We do not intend for information contained in our websites to be a part of this Annual Report on Form 10-K.

Our Business

Frederick’s of Hollywood Group Inc., through its subsidiaries, sells women’s intimate apparel and related products under its proprietary Frederick’s of Hollywood® brand predominantly through its U.S. mall-based specialty retail stores, which are referred to as “Stores,” and through its catalog and website at www.fredericks.com, which are referred to collectively as “Direct.”  As of July 30, 2011, we operated 123 Frederick’s of Hollywood stores nationwide and during fiscal year 2011 mailed approximately 13.6 million catalogs.

We also have a license agreement with a subsidiary of Emirates Associated Business Group (“EABG”) which provides for EABG to build and operate Frederick’s of Hollywood retail stores in the Middle East.  The flagship store in Abu Dhabi opened in July 2011 and three additional stores are expected to open in the United Arab Emirates in fiscal year 2012.  In addition, we selectively license the right to use the Frederick’s of Hollywood® brand and logo on specified categories of products manufactured and sold by other companies.  Our licensed merchandise categories currently include sexy Halloween costumes, jewelry, accessories, bed and bath items and beach towels.  In October 2011, we terminated our swimwear license, which is now being managed in-house.

Operating Initiatives

While we continue to operate in a challenging macroeconomic environment, which has had a negative impact on our revenues, gross margins and earnings over the past few years, we are focused on executing the short and long term initiatives described below.  We cannot be certain that any of these initiatives will be successful, but, if successful, some may have an immediate impact on our operating results while others may have a more gradual one. These initiatives are as follows:

•
Improve sales and profitability.  We recently announced a change in leadership with the appointment of a new President and Chief Operating Officer, who is leading the effort to improve sales and profitability through:

o	a continued focus on merchandise trends and product mix;
o	ensuring inventory is maintained at sufficient levels;
o	increased efficiencies in planning and allocation functions;
o	improving promotional planning and pricing; and
o	performing more detailed analyses on a store-by-store basis to improve the operational efficiency and profitability of each store.

•
Utilize cost-effective marketing initiatives to drive traffic to stores and the website and increase conversion rates.  As our catalog operations have evolved over the past few years to serve more as a medium to drive traffic to our website and stores than as a revenue generator, we have been able to reduce catalog costs and reallocate resources to our website and online marketing efforts. We will continue to support innovative and cost-effective marketing initiatives to drive traffic to stores and the website while focusing on increased conversion rates through improved search engine optimization, social media advertising and targeted emails and mailings based on historical purchasing preferences and proximity to store locations.

•
Continue to enhance our website’s functionality and content to improve the customer experience. We are continuing to refine the improved functionality that we implemented over the past year and to add new functionality as it becomes available.  Over the past year, we have added customer product reviews, mobile friendly access and rich media to provide more robust product views.

•	Develop the Frederick’s of Hollywood brand into an expanded sexy lifestyle brand through store and product licensing arrangements, both internationally and domestically.

o
In March 2011, we announced our international expansion plans and entered into an exclusive, multi-year licensing agreement with EABG, which provides for EABG to build and operate Frederick’s of Hollywood retail stores in the Middle East. We are currently exploring opportunities with other international partners to expand in areas such as Brazil, Russia, India, China and Canada.

o
We currently have license agreements in place for sexy Halloween costumes, jewelry, accessories, bed and bath items and beach towels.  In October 2011, we terminated our swimwear license, which is now being managed in-house.  Our current license agreements, together with our terminated swimwear license, represented less than 1% of our total sales in fiscal year 2011.  We are in the process of evaluating our long term product licensing strategy.

Market and Products

We sell women’s intimate apparel and related products under our proprietary Frederick’s of Hollywood® brand through our retail stores, website and catalog.  Our customer target is women primarily between the ages of 18 and 35.  Our major in-house merchandise categories are foundations (including bras, corsets, shapewear and panties), lingerie (including daywear and sleepwear), ready-to-wear (dresses, swimwear and sportswear), and fragrance and accessories (including shoes, personal care products and novelties).  Retail prices generally range from approximately $6.00 for panties up to approximately $99.00 for dresses.  Certain merchandise is marketed as collections of related items to increase the average sale amount.  Our product lines and color pallets are updated seasonally in an effort to satisfy our customers’ desire for fashionable merchandise and to keep our selections fresh and appealing.

The following table shows the percentage of sales that each of these product categories represented for the year ended July 30, 2011:

Product Category	% of Retail Sales
Foundations	49%
Lingerie	33%
Ready-to-Wear	17%
Fragrance and Accessories	1%
Total	100%

Product Development and Merchandising

Our product development efforts focus on satisfying customer demand for current trends and identifying new fashion trends and opportunities.  Our merchandising/trend team conducts extensive research and utilizes its industry expertise to identify fashion trends and new merchandise initiatives.  This team works directly with our merchandise vendors to develop products that meet those trends.

Store Operations

We operated 123 Frederick’s of Hollywood retail stores as of July 30, 2011.  These stores are primarily located in shopping malls in 29 states. Approximately one-third of the stores are in California.  Of the stores outside of California, approximately 30% are situated in our other key operating states, which include Florida, Texas, New York and Nevada.  Our flagship store is on Hollywood Boulevard in Hollywood, California.

Our retail stores range in size from 900 to 3,200 square feet and our flagship store is 5,700 square feet.  A typical store uses approximately 75% of its square footage as selling space.  Depending on size, square footage and past sales history, our retail stores showcase branded merchandise best suited for their respective locations, which may include licensed and lifestyle products.  Depending on the size, newer and remodeled stores are either designed in the contemporary “Modern Hollywood” format or the sophisticated “Red Carpet” format.  We continue to operate many of our older stores with legacy designs that evolved through the history of Frederick’s of Hollywood.  Periodically, in connection with lease renewals or as other opportunities arise, older stores are remodeled.  New store locations are typically selected on the basis of local demographics, overall mall performance in terms of traffic, average sales per square foot for the mall and the proposed location within the mall.

During fiscal year 2011, we did not open any new stores and closed three underperforming stores upon expiration of the respective leases.  We continuously monitor store performance and from time to time either close underperforming stores or negotiate with landlords to modify lease terms.  During fiscal year 2012, we do not intend to open or do any major remodeling of any stores, and we currently expect to close three underperforming stores, two upon expiration of the respective leases and one through a negotiated early termination.

Direct Operations

We have an extensive history – dating back to the first Frederick’s of Hollywood catalog produced in 1947 – of offering provocative, women’s intimate apparel directly to the consumer.  Today, we market and sell our products directly to consumers through our website, www.fredericks.com, and catalogs.  We continuously monitor our marketing strategies in order to maximize sales and profitability.

In addition to the website’s value as an important distribution channel and source of revenue, it is also a key marketing tool we use to test new products, build brand equity and increase store traffic.  We also partner with Internet search engines and participate in social media advertising programs to drive traffic to our stores and website. Approximately 90% of all Direct orders are placed online through our website.  Our e-commerce web platform is hosted by a third-party service provider, which we believe provides a stable foundation upon which we can continue to upgrade and enhance our website to improve navigation, visual presentation and add functionality.  During fiscal year 2011, we added customer product reviews, mobile friendly site access and rich media to provide robust product views.  We are continuing to refine the improved functionality that we implemented over the past year and add new functionality as it becomes available.

Our catalog operations have evolved over the past few years to serve more as a medium to drive traffic to our website and stores than as a revenue generator.  We generally mail five seasonal catalogs (fall, holiday, spring preview, spring and summer), as well as several sale and re-mail catalogs, annually.  During fiscal year 2011, we mailed approximately 13.6 million catalogs to approximately 4.1 million households, down from approximately 15.3 million catalogs mailed to approximately 4.7 million households in fiscal year 2010.  We have steadily reduced catalog circulation through the use of various cost effective alternatives such as targeted emails and mailings based on historical purchasing preferences and proximity to store locations.  In addition, during fiscal year 2011, we replaced our full sized catalogs with “magalogs,” which are smaller sized catalogs presented in a combination magazine and catalog format.  They highlight new product offerings that can be purchased both in stores and on the website and contain product tips and special offers.

All creative and copy design for our website and catalogs is coordinated by our in-house design staff.  Catalogs are designed approximately four months before their respective mailing dates. Photography is conducted on location or in studios. We utilize outside vendors to print and mail the catalogs.  Our catalogs are currently mailed only within the United States.

Licensing Operations

Store Licensing.  We have an exclusive multi-year licensing agreement for EABG to build and operate Frederick’s of Hollywood retail stores in the Middle East.  The agreement provides for EABG to open at least 10 stores in six Middle Eastern countries over the next three years, with additional store openings based on a mutually agreed upon expansion plan.  The flagship store in Abu Dhabi opened in July 2011 and three additional stores are expected to open in the United Arab Emirates in fiscal year 2012. Under the agreement, EABG purchases product from us to sell in their licensed Frederick’s of Hollywood stores.  We are entitled to receive royalties based on sales of our products in the licensed stores, as well as a per-store opening fee once a certain number of stores are opened in the territory.

Product Licensing.  We selectively license the Frederick’s of Hollywood brand name and logo to be included on products sold by other companies.  We pursue opportunities in product categories that we believe to be complementary to our existing products.  We currently have license agreements in place for sexy Halloween costumes, jewelry, accessories, bed and bath items and beach towels.  In October 2011, we terminated our swimwear license, which is now being managed in-house.  Our current license agreements, together with our terminated swimwear license, represented less than 1% of our total sales in fiscal year 2011.We grant our product licensees the right to design, manufacture and sell at wholesale specified categories of products under our trademarks.  We have the right to review, inspect and approve all product designs and quality and approve any use of our trademarks in packaging, distribution, advertising and marketing.  Each licensee has agreed to pay us royalties based on its wholesale sales of products that use our trademarks.  Our license agreements typically have three to five year terms, may grant the licensee conditional renewal options, limit licensees to certain territorial rights and give us the right to terminate the license agreements if specified sales levels are not achieved.

Sourcing, Production and Quality

We utilize a variety of third-party vendors for the sourcing and manufacturing of our merchandise.  Orders are typically placed approximately four to six months prior to the selling season for new products, and approximately three to four months prior to the required delivery dates for reorders.

In fiscal year 2011, we purchased products from over 100 vendors.  Our top ten vendors accounted for approximately 74% of the dollar value of those purchases.  We had three suppliers that individually accounted for 10% or more of total purchases in fiscal year 2011.  One domestic supplier accounted for approximately 15% of total purchases and two foreign suppliers based in Canada accounted for approximately 15% and 14% of total purchases in fiscal year 2011.  The Canadian suppliers represented approximately 80% of the products purchased from foreign suppliers in fiscal year 2011.  Many of our third-party domestic and foreign suppliers purchase products from foreign sources.  Although we do not have direct relationships with these foreign sources, management believes that our suppliers source products primarily from China, Vietnam and the Philippines.

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

Brand Development and Marketing

We believe that Frederick’s of Hollywood is one of the world’s most widely recognized intimate apparel brand names.  Our primary advertising medium includes our website, catalog and retail stores.  We believe the concurrent operation of retail stores, a website and catalog proves to be advantageous in brand development and exposure.  We use our website and store locations to test new items and promotional strategies that may, in turn, develop into successful programs.

Our brand development and marketing activities have focused on enhancing the customer experience online and in stores through updated imagery, increasing online shopping functionality and communicating the Frederick’s of Hollywood lifestyle branding initiative across all channels.  We support our social media activities by frequently posting new content for our Facebook, Twitter and blog followers.

We also increase brand awareness with the announcement of new product launches and the arrival of seasonal collections through public relations activities. Combinations of press releases, media events, gift with purchase offers, and product placements in national magazines and regional and national television programs are also used.

Distribution and Customer Service

We utilize a 168,000 square foot facility in Phoenix, Arizona to operate a distribution center, customer contact center and information technology center.  The majority of shipments received for retail stores are allocated to individual stores and shipped within a few days.  Website and catalog orders are typically processed within 24 hours.  We believe our distribution center’s capacity is adequate to meet our projected sales volume for the next several years.

Our customer contact center provides toll-free retail order placement and customer services, as well as email customer support services.  The customer contact center is open six days per week.  We believe our contact center capacity is adequate to handle projected call volumes for the next several years.

Information Technology

We maintain information technology systems to support our merchandising, marketing, planning, store operations, call center, inventory, order management and fulfillment, finance, accounting and human resources functions.

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

We sell Frederick’s of Hollywood intimate apparel and related products on our website, www.fredericks.com.  Customer orders are captured and processed on the website, which interfaces with our in-house systems for order management and fulfillment. Our e-commerce web platform is hosted by a third-party service provider, which we believe provides a stable foundation upon which we can continue to upgrade and enhance our website to improve navigation, visual presentation and our customers’ overall online shopping experience for intimate apparel and related products.

Trademarks and Service Marks

We have a variety of trademark applications and registrations in the United States and foreign countries.  The registered United States trademarks that are material to the marketing of our products are Frederick’s of Hollywood®, Frederick’s®, Fredericks.com®, The Original Sex Symbol®, Hollywood Exxtreme Cleavage® Get Cheeky®, Seduction by Frederick’s of Hollywood®, and Hollywood Icon®.  We believe that Frederick’s of Hollywood products are identified by their intellectual property. We have and intend to maintain our intellectual property by vigorously protecting it against infringement.

Seasonality

Our business experiences seasonal sales patterns.  Sales and earnings typically peak during the second and third fiscal quarters (November through April), primarily during the holiday season in November and December, as well as the Valentine’s Day holiday in the month of February.  As a result, higher inventory levels are maintained during these peak selling periods.

Competition

The retail sale of intimate apparel, personal care and beauty products is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores, department stores and discount retailers.  This business is multi-faceted and operates through various channels; primarily retail stores, catalog and e-commerce.  Brand image, marketing, fashion design, price, service, fashion assortment and quality are the principal competitive factors in retail store sales.  We compete with numerous multichannel businesses in the women’s apparel industry.  Image presentation, fulfillment and the factors affecting retail store sales discussed above are the principal competitive factors in online and catalog sales.

We believe that we have competitive strengths because of our widely recognized brand, presence in shopping malls and direct marketing expertise.  However, a number of our competitors are larger and have significantly greater financial, marketing and other resources than we do, and there can be no assurance that we will be able to compete successfully with them in the future.

Employees

As of September 16, 2011, we had 438 full-time employees and 606 part-time employees. Due to seasonal sales patterns, we hire additional temporary staff at our retail stores and distribution and customer contact centers during peak sales periods.  We have never experienced an interruption of our operations because of a work stoppage. We believe our relationship with our employees to be good. We are not a party to any collective bargaining agreement with any union.

ITEM 1A. – RISK FACTORS

General economic conditions, including continued weakening of the economy, may affect consumer purchases of discretionary items, which could adversely affect our sales.

Since fiscal year 2009, there has been a significant deterioration in the global financial markets and economic environment, which we believe has negatively impacted consumer spending at many retailers, including our company. Our results are dependent on a number of factors impacting consumer spending, including general economic and business conditions; consumer confidence; wages and employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; fuel and energy costs; energy shortages; taxes; general political conditions, both domestic and abroad; and the level of customer traffic within department stores, malls and other shopping and selling environments.  Consumer purchases of discretionary items, including our products, may decline during recessionary periods and at other times when disposable income is lower. A continued or incremental downturn in the U.S. economy, an uncertain economic outlook or an expanded credit crisis could continue to adversely affect our business and our revenue and profits.

If we cannot compete effectively in the retail apparel industry, our business, financial condition and results of operations may be adversely affected.

The intimate apparel industry is highly competitive.  We compete with a variety of retailers, including national department store chains, national and international specialty apparel chains, apparel catalog businesses and online apparel businesses that sell similar lines of merchandise.  Many of our competitors have greater financial, distribution, logistics, marketing and other resources available to them and may be able to adapt to changes in customer requirements more quickly, devote greater resources to the design, sourcing, distribution, marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies.  If we are unable to overcome these potential competitive disadvantages, such factors could have an adverse effect on our business, financial condition and results of operations.

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

As of July 30, 2011, we had a working capital deficiency of $7,960,000.  We plan to rely on available borrowings under our revolving credit facility, together with our projected operating cash flows, to meet our working capital needs.  If we require working capital and it is unavailable to us on acceptable terms or at all, it could result in our inability to successfully update and expand our product offerings in order to keep our selections fresh and appealing to our customers.  The foregoing could negatively impact our results of operations.

We depend on key personnel and we may not be able to operate and grow the business effectively if we lose the services of any key personnel or are unable to attract qualified personnel in the future.

We are dependent upon the continuing service of key personnel and the hiring of other qualified employees. In particular, we are dependent upon the management and leadership of Thomas J. Lynch, our Chairman and Chief Executive Officer, Don Jones, our President and Chief Operating Officer, and Thomas Rende, our Chief Financial Officer. The loss of any of them or other key personnel could affect our ability to operate the business effectively.

We historically have depended on a high volume of mall traffic, the lack of which would hurt our business.

Most Frederick’s of Hollywood stores are located in shopping malls.  Sales at these stores are influenced, in part, by the volume of mall traffic.  Our stores benefit from the ability of the malls’ “anchor” tenants, generally large department stores, and other area attractions to generate customer traffic in the vicinity of its stores and the continuing popularity of malls as shopping destinations.  A decline in the desirability of the shopping environment of a particular mall, whether due to the closing of an anchor tenant or competition from non-mall retailers, or recessionary economic conditions that consumers have been experiencing, could reduce the volume of mall traffic, which could have an adverse effect on our business, financial condition and results of operations.

If leases for Frederick’s of Hollywood stores cannot be negotiated or renewed on reasonable terms, our ability to achieve profitability could be harmed.

Our sales are dependent on management’s ability to operate retail stores in desirable locations with capital investments and lease costs that allow for the opportunity to earn a reasonable return.  Desirable locations and configurations may not be available at a reasonable cost, or at all.  If we are unable to renew or replace our store leases or enter into leases for new stores on favorable terms, our ability to achieve profitability could be harmed.

The extent of our foreign sourcing and manufacturing may adversely affect our business, financial condition and results of operations.

Substantially all of the products that we purchase from third-party vendors are manufactured outside the United States.  As a result of the magnitude of foreign sourcing and manufacturing, our business is subject to the following risks:

•
political and economic instability in foreign countries, including heightened terrorism and other security concerns, which could subject imported or exported goods to additional or more frequent inspections, leading to delays in deliveries or impoundment of goods, or to an increase in transportation costs of raw materials or finished products;

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

Our distribution center in Phoenix, Arizona serves our customers.  There is no backup facility or any alternate distribution arrangements in place.  If we experience disruptions at our distribution center that impede the timeliness or fulfillment of the products to be distributed, or our distribution center is partially or completely destroyed, becomes inaccessible, or is otherwise not fully usable, whether due to unexpected circumstances such as weather conditions or disruption of the transportation systems or uncontrollable factors such as terrorism and war, it would have a material adverse effect on our ability to distribute products, which in turn would have a material adverse effect on our business, financial condition and results of operations.

Our product licensees may not comply with standards, which could harm our brand, reputation and business.

We license our trademarks to third parties for various products. While we enter into comprehensive licensing agreements with our licensees covering product design, product quality, sourcing, manufacturing, marketing and other requirements, our licensees may not comply fully with those agreements.  Non-compliance could include marketing products under our brand name that do not meet our quality and other requirements, which could harm our brand equity, reputation and business.

Our efforts to expand internationally through store licensing and other arrangements may not be successful and could impair the value of our brand.

We are currently evaluating several opportunities to grow our business through international expansion. In March 2011, we entered into a licensing agreement with EABG, which provides for EABG to build and operate Frederick’s of Hollywood stores in the Middle East.  We have no prior experience operating through this type of third party arrangement, and it may not be successful. The administration of this relationship may divert management’s attention and require more resources than expected. The effect of this type of arrangement on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new markets internationally. In addition, certain aspects of this arrangement are not directly within our control, such as the ability of EABG to meet its projections regarding store openings and sales. Moreover, while the agreement may provide us with certain termination rights, to the extent that EABG does not operate its stores in a manner consistent with our brand and store concepts, the value of our brand could be impaired. In addition, our failure to comply with applicable laws and regulations in connection with this agreement could have an adverse effect on our results of operations.

Any material disruption of our information systems could disrupt our business and reduce our sales.

We rely on various information technology systems to manage our operations.  We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems, could cause information, including data related to customer orders, to be lost or delayed which could result in delays in the delivery of merchandise to our stores and customers or lost sales, which could reduce demand for our merchandise and cause our sales to decline. Moreover, we may not be successful in developing or acquiring technology that is competitive and responsive to the needs of our customers and might lack sufficient resources to make the necessary investments in technology to compete with our competitors. Accordingly, if changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our business requirements, we could lose customers.

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

Our Direct business collects and pays sales tax to the relevant state taxing authority on sales made to residents in any state in which we have a physical presence. It is possible that one or more states may disagree with our method of assessing and remitting these taxes, including sales taxes on Direct sales. We expect to challenge any and all future assertions by state governmental authorities or private litigants that we owe sales or use tax, but we may not prevail. If we do not prevail, we could be held liable for additional sales and use taxes, interest and penalties which could have an adverse effect on our profitability.

We could be sued for infringement, which could force us to incur substantial costs and devote significant resources to defend the litigation.

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

Our stock price has been volatile.

The trading price of our common stock has been volatile.  During the quarter ended July 30, 2011, the closing sale prices of our common stock on the NYSE Amex ranged from $0.60 to $0.86 per share and the closing sale price of our common stock on October 11, 2011 was $0.46 per share.  Our stock price is subject to wide fluctuations in response to a variety of factors, including:

•	quarterly variations in operating results;

•	general economic conditions;

•	low trading volume; and

•	other events or factors that are beyond our control.

Any negative change in the public’s perception of the prospects for the retail industry could further depress our stock price, regardless of our results. Other broad market fluctuations may lower the trading price of our common stock. Following significant declines in the market price of a company’s securities, securities class action litigation may be instituted against that company. Litigation could result in substantial costs and a diversion of management’s attention and resources.

The NYSE Amex may delist our common stock, which could limit investors’ ability to make transactions in our common stock.

Our common stock is listed on the NYSE Amex, a national securities exchange.  In order to continue listing our common stock, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount of shareholders’ equity (usually between $2 million and $6 million) and a minimum number of public shareholders (usually 300 shareholders or 200,000 shares held by our non-affiliates). Additionally, our common stock cannot have what is deemed to be a “low selling price” as determined by the exchange.  If our common stock is delisted, we could face material adverse consequences, including:

•	a limited availability of market quotations for our common stock;

•	reduced liquidity in the trading of our stock;

•	a limited amount of news coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

ITEM 1B. – UNRESOLVED STAFF COMMENTS

None.

ITEM 2. – PROPERTIES

We lease approximately 27,000 square feet of space for our principal executive offices at 6255 Sunset Boulevard, Hollywood, CA for an annual base rent of approximately $785,000 pursuant to a lease that expires in February 2015.

We lease approximately 168,000 square feet of space for our distribution and customer contact center at 5005 S. 40th Street, Phoenix, AZ for an annual base rent of approximately $1,300,000 pursuant to a lease that expires in March 2018.

We lease approximately 1,600 square feet of executive office space at 8 West 38th Street, New York, NY for an annual base rent of approximately $51,000 pursuant to a lease that expires in November 2013.

Our 123 Frederick’s of Hollywood stores are located in leased facilities, primarily in shopping malls, in 29 states.  A substantial portion of these lease commitments consist of store leases with an initial term of ten years. The leases expire at various dates between 2011 and 2020, with some leases currently operating on a month-to-month basis.  Rental terms for new locations often include a fixed minimum rent plus a percentage of sales in excess of a specified amount.  We typically pay certain operating costs such as common area maintenance, utilities, insurance and taxes.  We will continue to close certain underperforming stores upon the expiration of their respective leases.  See “Business – Store Operations.”

The following table sets forth the locations of Frederick’s of Hollywood stores as of July 30, 2011.

Arizona	4	Massachusetts	4	Oklahoma	2
California	43	Michigan	3	Oregon	2
Connecticut	1	Minnesota	2	Pennsylvania	1
Florida	14	Missouri	1	South Carolina	1
Georgia	4	Nevada	5	Tennessee	1
Hawaii	1	New Hampshire	1	Texas	12
Illinois	3	New Jersey	1	Virginia	2
Indiana	1	New Mexico	1	Washington	1
Kansas	1	New York	6	Wisconsin	1
Maryland	1	Ohio	3

Typically, when space is leased for a store in a mall shopping center, all improvements, including interior walls, floors, ceilings, fixtures and decorations are performed by contractors designated by Frederick’s of Hollywood.  The cost of improvements varies widely, depending on the design, size and location of the store.  As a lease incentive in certain cases, the landlord of the property may provide a construction allowance to fund all, or a portion, of the cost of improvements.

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

	High	Low
Year Ended July 30, 2011
First Quarter	$1.23	$0.74
Second Quarter	1.40	0.71
Third Quarter	0.98	0.62
Fourth Quarter	0.86	0.60
Year Ended July 31, 2010
First Quarter	$2.54	$0.83
Second Quarter	1.80	1.05
Third Quarter	1.74	1.06
Fourth Quarter	1.11	0.70

On October 11, 2011, the closing sale price of our common stock was $0.46.

Holders

As of October 11, 2011, there were approximately 707 shareholders of record of our common stock.  We believe that there are also a significant number of beneficial owners of our common stock whose shares are held in “street name.”

Dividend Policy

We have not paid any cash dividends on our common stock to date.  It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not currently anticipate declaring any cash dividends in the foreseeable future.  The payment of dividends will be within the discretion of our board of directors and will be contingent upon our revenue and earnings, if any, capital requirements, general financial condition and such other factors as our board may consider.  In addition, certain covenants in our Facility (defined below) with Wells Fargo Bank, National Association (“Wells Fargo”) and our Term Loan (defined below) with Hilco Brands, LLC (“Hilco”) substantially restrict payment of cash dividends.

ITEM 6. – SELECTED FINANCIAL DATA

This item is not required to be completed by smaller reporting companies.  Our consolidated financial statements appear elsewhere in this report in Item 8. – “Financial Statements and Supplementary Data.”

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Frederick’s of Hollywood Group Inc., through its subsidiaries, sells women’s intimate apparel and related products under its proprietary Frederick’s of Hollywood® brand predominantly through its U.S. mall-based Frederick’s of Hollywood specialty retail stores, which are referred to as “Stores,” and through its catalog and website at www.fredericks.com, which are referred to collectively as “Direct.”  As of July 30, 2011, we operated 123 Frederick’s of Hollywood stores nationwide and during fiscal year 2011 mailed approximately 13.6 million catalogs.

For financial reporting purposes, we have one reportable segment representing the aggregation of our two operating segments (Stores and Direct), based on their similar economic characteristics, products and target customers.

Financial information for the fiscal years ended July 30, 2011 and July 31, 2010 is included in the consolidated financial statements appearing elsewhere in this report.

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

Our most significant areas of estimation and assumption are:

•	determination of the appropriate amount and timing of markdowns to clear unproductive or slow-moving inventory and overall inventory obsolescence;

•	estimation of future cash flows used to assess the recoverability of long-lived assets, including trademarks;

•	estimation of expected customer merchandise returns;

•	estimation of the net deferred income tax asset valuation allowance; and

•	capitalization of deferred catalog costs and the estimated amount of future benefit to be derived from the catalogs.

Revenue Recognition – We record revenue at the point of sale for Stores and at the time of estimated receipt by the customer for Direct sales.  Outbound shipping charges billed to customers are included in net sales.  We record an allowance for estimated returns from our retail consumers in the period of sale based on prior experience.  At July 30, 2011 and July 31, 2010, the allowance for estimated returns was $794,000 and $868,000, respectively.  If actual returns are greater than those expected, additional sales returns may be recorded in the future.  Historically, management has found its return reserve to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.

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

These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations as well as gross margins. Markdowns are recorded when the sales value of the inventory has diminished.  Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends.  We reserve for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, and the age of the inventory.  If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.  Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Inventory reserves were $547,000 and $278,000 at July 30, 2011 and July 31, 2010, respectively.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit.  The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally less than three months.  The realizability of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future gross profit of the related revenue.  Direct-response advertising costs of $1,476,000 and $1,488,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at July 30, 2011 and July 31, 2010, respectively. Management believes that they have appropriately determined the expected period of future benefit as of the date of its consolidated financial statements; however, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.

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

The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance.  Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required.  For the years ended July 30, 2011 and July 31, 2010, we recorded an impairment of property and equipment of $1,910,000 and $1,705,000, respectively.

Intangible Assets – We have certain indefinite lived intangible assets, principally the Frederick’s of Hollywood trade name and domain names. Applicable accounting guidance requires us not to amortize indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred.  The fair value of the trademarks was determined using the relief-from-royalty method.  The relief-from-royalty method estimates the royalty expense that could be avoided in the operating business as a result of owning the respective asset or technology.  The royalty savings are measured, tax-effected and, thereafter, converted to present value with a discount rate that considers the risk associated with owning the intangible asset.  No impairment was present and no write-down was required when the trademarks were reviewed for impairment in connection with the annual impairment test.

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

During the fourth quarter of fiscal year 2010, we made a strategic decision to divest our wholesale division due to continuing losses and in order to focus on our core retail operations.  On October 27, 2010, we completed the sale to Dolce Vita of substantially all of the assets of the wholesale division, except cash, accounts receivable and certain other assets.  The wholesale division’s operations are classified as discontinued operations for all periods presented in the consolidated financial statements appearing elsewhere in this report.

The following table shows each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the consolidated financial statements included elsewhere in this report (in thousands, except for percentages, which percentages may not add due to rounding):

	Year Ended
	July 30, 2011		July 31, 2010
	(52 weeks)		(53 weeks)
Net sales	$119,615	100.0%	$133,855	100.0%
Cost of goods sold, buying and occupancy	76,647	64.1%	84,180	62.9%
Gross profit	42,968	35.9%	49,675	37.1%
Selling, general and administrative expenses	49,771	41.6%	55,079	41.2%
Impairment of long-lived assets	1,910	1.6%	1,705	1.3%
Operating loss	(8,713)	(7.3)%	(7,109)	(5.3)%
Interest expense, net	1,483	1.2%	1,651	1.2%
Loss from continuing operations before income tax provision	(10,196)	(8.5)%	(8,760)	(6.5)%
Income tax provision	134	0.1%	47	0.1%
Loss from continuing operations	(10,330)	(8.6)%	(8,807)	(6.6)%
Loss from discontinued operations, net of tax provision	(1,725)	(1.5)%	(12,357)	(9.2)%
Net loss	(12,055)	(10.1)%	(21,164)	(15.8)%
Less: Preferred stock dividends	-		430
Net loss applicable to common shareholders	$(12,055)		$(21,594)

Fiscal Year 2011 Compared to Fiscal Year 2010

Our fiscal year is the 52- or 53-week period ending on the last Saturday in July.  Our consolidated financial statements for fiscal years 2011 and 2010 consist of the 52-week period ended July 30, 2011 and the 53-week period ended July 31, 2010, respectively.

Net Sales

Net sales for the year ended July 30, 2011 decreased to $119,615,000 as compared to $133,855,000 for the year ended July 31, 2010, and were as follows (in thousands, except for percentages):

	Year Ended
	July 30, 2011	July 31, 2010	Increase/ (Decrease)	% of increase/ (decrease) from prior year
Stores	$72,209	$84,280	$(12,071)	(14.3)%
Direct (catalog and website)	39,663	41,558	(1,895)	(4.6)%
Licensing revenue	644	5	639	12,780.0%
Other revenue	7,099	8,012	(913)	(11.4)%
Total net sales	$119,615	$133,855	$(14,240)	(10.6)%

Total store sales for the year ended July 30, 2011 decreased by $12,071,000, or 14.3%, as compared to the year ended July 31, 2010.  Comparable store sales for the year ended July 30, 2011 decreased by $9,550,000, or 11.9%, as compared to the year ended July 31, 2010.  This decrease was primarily due to:

•
lower than optimal inventory levels as a result of credit limits imposed by certain of our vendors prior to the sale of our wholesale division in October 2010.  We began fiscal year 2012 with normal inventory levels;

•
the product and design choices made by our merchandising and design team that was in place in fiscal year 2010.  Beginning in the latter part of the fourth quarter of fiscal year 2011, our newly restructured merchandising/trend team began to positively impact our product assortment;

•	lower consumer traffic at our stores as compared to the same period in the prior year;

•	a reduction in the number of stores from 126 at July 31, 2010 to 123 at July 30, 2011; and

•	one extra week of sales in fiscal 2010.

Direct sales for the year ended July 30, 2011 decreased by $1,895,000, or 4.6%, as compared to the year ended July 31, 2010.  This decrease is primarily attributable to lower than optimal inventory levels during fiscal year 2011 and mailing fewer catalogs in the year ended July 30, 2011 as compared to the year ended July 31, 2010 as part of our efforts to reduce catalog costs and reallocate resources to our website and online marketing initiatives, as well as having one extra week of shipments in fiscal year 2010.  We mailed approximately 13.6 million catalogs during the year ended July 30, 2011 as compared to approximately 15.3 million catalogs during the year ended July 31, 2010.

Licensing revenue for the years ended July 30, 2011 and July 31, 2010 was $644,000 and $5,000, respectively.  In March 2011, we entered into an exclusive, multi-year licensing agreement with EABG, which provides for EABG to build and operate Frederick’s of Hollywood retail stores in the Middle East.  EABG made an initial non-refundable payment of $500,000 to us upon the execution of the agreement, which is included in licensing revenue for the year ended July 30, 2011.

Other revenue consists of shipping revenue, commissions earned on direct sell-through programs, breakage on gift cards, and product sales to our licensing partner in the Middle East. Other revenue for the year ended July 30, 2011 decreased by $913,000, or 11.4%, as compared to the year ended July 31, 2010. This decrease is primarily attributable to a reduction in shipping revenue due to increases in free shipping offers in order to stimulate sales, as well as a reduction in commissions earned on direct sell-through programs, partially offset by product sales to our licensing partner in the Middle East and gift card breakage recorded during fiscal year 2011.

Gross Profit

Gross margin (gross profit as a percentage of net sales) for the year ended July 30, 2011 was 35.9% as compared to 37.1% for the year ended July 31, 2010.  The largest contributors to the decrease in gross margin were the following:

•	Product costs as a percentage of sales increased by 0.2 percentage points for the year ended July 30, 2011 as compared to the year ended July 31, 2010.

•
All other costs included in cost of sales, including buying costs, store occupancy, store depreciation, freight and distribution center costs, decreased by $2,417,000 for the year ended July 30, 2011 as compared to the year ended July 31, 2010.  This decrease was primarily attributable to headcount reductions resulting from streamlining the buying and merchandising departments, and fewer stores in the year ended July 30, 2011 as compared to the same period in the prior year.  However, as a percentage of sales, these costs increased by 1.1 percentage points for the year ended July 30, 2011 as compared to the same period in the prior year due to lower sales.

•
Other revenue decreased by $913,000, primarily due to a reduction in shipping revenue resulting from increases in free shipping offers in order to stimulate sales, as well as a reduction in commissions earned on direct sell-through programs, partially offset by product sales to our licensing partner in the Middle East and gift card breakage recorded during fiscal year 2011.

•	Licensing revenue increased by $639,000, primarily due to an initial, non-refundable $500,000 payment by EABG upon the execution of our licensing agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended July 30, 2011 decreased by $5,308,000 to $49,771,000, or 41.6% of sales, from $55,079,000, or 41.2% of sales, for the year ended July 31, 2010.  In addition to having one additional week of expenses in the prior fiscal year, this decrease is primarily attributable to the following:

•
Expenses related to corporate overhead decreased by $188,000 to $12,112,000 for the year ended July 30, 2011 from $12,300,000 for the same period in the prior year.  This decrease was primarily due to a decrease in salaries and salary-related costs of $547,000 resulting from a reduction in full-time personnel, partially offset by $458,000 of severance and severance-related expenses recorded in connection with the planned departure of our former president in January 2012.

•
Store selling, general and administrative expenses decreased by $2,820,000 to $21,128,000 for the year ended July 30, 2011 from $23,948,000 for the same period in the prior year.  This decrease was primarily due to decreases in (i) salaries and salary-related costs of $1,360,000, (ii) telecommunications costs of $344,000, (iii) store signage costs of $350,000 and (iv) credit card fees of $183,000.  We also had a loss on the disposal of telecommunications equipment in the prior year of $169,000, which we did not have in the current year.  The decrease in salaries and salary-related costs was due to having fewer stores, which resulted in a reduction in head count as compared to the prior year.  The lower store signage costs was the result of changing signs within our stores less frequently during the year ended July 30, 2011 as compared to the same period in the prior year.  The lower telecommunications costs and the loss on the disposal of telecommunications equipment in the prior year were the result of the cancellation of a telecommunications contract that required us to maintain a more expensive connection between our stores and our data center.  The decrease in credit card fees was due to lower store sales during the year ended July 30, 2011 as compared to the same period in the prior year.

•
Direct selling, general and administrative expenses decreased by $1,338,000 to $16,285,000 for the year ended July 30, 2011 from $17,623,000 for the same period in the prior year.  This decrease was primarily due to decreases in (i) catalog expenses of $1,619,000, (ii) website development expenses of $280,000 and (iii) customer contact center expenses of $236,000, partially offset by an increase in e-commerce marketing expenses of $810,000.  The decrease in catalog expenses was due to not mailing the summer clearance catalog during the first quarter of fiscal year 2011 and a spring catalog during the third quarter of fiscal 2011.  We did not incur website development expenses during the year ended July 30, 2011 that were incurred during the same period in the prior year in connection with the completion of the migration to our new e-commerce platform.  The decrease in customer contact center expenses resulted from a lower head count as compared to the prior year.  The increase in e-commerce marketing expenses was related to our efforts to increase our website and online marketing initiatives.

•
Brand marketing expenses decreased by $962,000 to $246,000 for the year ended July 30, 2011 from $1,208,000 for the same period in the prior year.  The decrease was primarily due to a decrease in public promotional events and complimentary customer offerings as compared to the same period in the prior year.

Impairment of Long-lived Assets

We record impairment charges whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows.  At July 30, 2011, we identified six underperforming stores that we concluded were impaired due to sustained historical losses at those stores and recorded an impairment charge of $1,698,000 related to those stores.  In addition, we determined that a partially completed software upgrade was not going to be completed and recorded an impairment charge of $212,000 related to the work that was performed.  At July 31, 2010, we identified nine underperforming stores that we concluded were impaired due to sustained historical losses at those stores and recorded an impairment charge of $1,705,000 related to those stores.

Interest Expense, Net

During the year ended July 30, 2011, net interest expense was $1,483,000 as compared to $1,651,000 for the year ended July 31, 2010.  The decrease resulted primarily from lower borrowings under our revolving credit facility (described below under “Revolving Credit Facility”), partially offset by a higher interest rate on our term loan (described below under “Term Loan”).

Income Tax Provision

Our income tax provision for the years ended July 30, 2011 and July 31, 2010 primarily represents minimum and net worth taxes due in various states.  Due to the uncertainty of realization in future periods, no tax benefit has been recognized on the net losses for these years.  Accordingly, a full valuation allowance has been established on the current loss and all net deferred tax assets existing at the end of the period excluding the deferred tax liability related to intangible assets, which have an indefinite life.

Discontinued Operations

During the fourth quarter of fiscal year 2010, we made a strategic decision to divest our wholesale division due to continuing losses and in order to focus on our core retail operations.  Our wholesale division’s operations are classified as discontinued operations for all periods presented in the consolidated financial statements appearing elsewhere in this report.  The loss from discontinued operations, net of tax, was $1,725,000 for the year ended July 30, 2011 as compared to $12,357,000 for the year ended July 31, 2010.  This decrease in our loss was primarily due to a gain of approximately $1,070,000 that we recorded as a result of the sale of our wholesale division and the cessation of wholesale related operations after the first quarter of fiscal year 2011.  Revenue from discontinued operations was $3,421,000 and $20,153,000 for the years ended July 30, 2011 and July 31, 2010, respectively.

Liquidity and Capital Resources

Cash Used in Operations

Net cash used in operating activities for the year ended July 30, 2011 was $11,137,000, resulting primarily from the following:

•	net losses for the year ended July 30, 2011 of $10,330,000 from continuing operations and $1,725,000 from discontinued operations;

•	an increase in inventory of $3,865,000, which resulted from unusually low inventory levels at the end July 2010;

•	net cash used in operating activities of our discontinued operations of $2,670,000; and

•	a decrease in accounts payable and other accrued expenses of $1,132,000, which resulted primarily from making more timely payments to our vendors for inventory and other services.

These decreases in cash flow were partially offset by non-cash expenses of $3,122,000 for depreciation and amortization, $1,910,000 for the impairment of long-lived assets and $823,000 for stock compensation expenses.

Cash Provided by Investing Activities

Cash provided by investing activities for the year ended July 30, 2011 was $4,373,000, which resulted primarily from the proceeds of the sale of the wholesale division’s assets of $4,469,000.

Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended July 30, 2011 was $6,676,000, which resulted primarily from an inflow of $4,660,000 of cash that was held in a restricted cash account as of July 31, 2010, coupled with net borrowings under the revolving credit facility of $2,146,000.

Revolving Credit Facility

We and our subsidiaries have a senior revolving credit facility, as amended (the “Facility”) with Wells Fargo, which was scheduled to mature on January 28, 2012.  As described below, on September 22, 2011, the Facility was amended to extend the maturity date until January 28, 2013.  The Facility originally was for a maximum amount of $50 million comprised of a $25 million line of credit with a $15 million sub-limit for letters of credit, and up to an additional $25 million commitment in increments of $5 million at our option so long as we were in compliance with the terms of the Facility. The Facility also originally was secured by a first priority security interest in all of our assets.

The actual amount of credit available under the Facility is determined using measurements based on our receivables, inventory and other measures.  Subject to the potential interest rate reductions described below, interest is payable monthly, in arrears, at the Wells Fargo prime rate plus 175 basis points for base rate loans and at LIBOR plus 300 basis points for LIBOR rate loans. There also is a fee of 50 basis points on any unused portion of the Facility.

On September 21, 2009, the Facility was amended to provide for a $2 million bridge facility at an annual interest rate of LIBOR plus 10% (the “Bridge Facility”), to be repaid upon the earlier of December 7, 2009 and the consummation of a financing in which we received net proceeds of at least $4.9 million.  On October 23, 2009, the Facility was further amended to extend the December 7, 2009 repayment date to August 1, 2010 and to reduce the net proceeds that we were required to receive to an aggregate of $4.4 million.

On July 30, 2010, we repaid the Bridge Facility with proceeds from the Term Loan described below.  In connection therewith, the Facility was amended to, among other things, (i) reduce the line of credit commitment from $25 million to $20 million and (ii) provide for the Facility to be secured by a second priority interest in all of our intellectual property and a first priority security interest in substantially all of our other assets.

In connection with the amendments to the Facility described above, we incurred a one-time amendment fee of $150,000, one half of which was paid in connection with the September 2009 amendment to the Facility and the remainder was paid during the fiscal year ended July 30, 2011.

On September 22, 2011, the Facility was amended to, among other things: (i) extend the maturity date of the Facility from January 28, 2012 to January 28, 2013; (ii) reduce the line of credit commitment from $20 million to $12.5 million; (iii) increase the advance rates with respect to credit card receivables included in the borrowing base; and (iv) reduce the minimum availability reserve requirement from $2 million to $1.5 million. In addition, the applicable margin for LIBOR rate loans (currently 300 basis points) and for base rate loans (currently 175 basis points) will be maintained or reduced to between 250 and 300 basis points for LIBOR rate loans, and to between 125 and 175 basis points for base rate loans, based on borrowing base availability.

In connection with this amendment to the Facility, the Company incurred a one-time amendment fee of $100,000, which will become due and payable upon the earlier of an Event of Default (as defined in the financing agreement) or February 29, 2012.

As of July 30, 2011, we had (i) $2,415,000 outstanding under the Facility at a base rate of 5.0% and (ii) $3,000,000 outstanding under the Facility at a LIBOR rate of 3.19%.  For the year ended July 30, 2011, borrowings under the Facility peaked at $5,714,000 and the average borrowing during the period was approximately $3,002,000. In addition, at July 30, 2011, we had $620,000 of outstanding letters of credit under the Facility.

As of July 31, 2010, we had (i) $2,269,000 outstanding under the Facility at a base rate of 5.0% and (ii) $1,000,000 outstanding under the Facility at a LIBOR rate of 3.43%.  For the year ended July 31, 2010, borrowings under the Facility (including the Bridge Facility) peaked at $16,996,000 and the average borrowing during the period was approximately $11,435,000.  In addition, at July 31, 2010, we had $1,664,000 of outstanding letters of credit under the Facility.

The Facility contains customary representations and warranties, affirmative and restrictive covenants and events of default.  The restrictive covenants limit our ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, dispose of inventory, incur certain lease obligations, make capital expenditures, pay dividends, redeem or repurchase outstanding equity and issue capital stock.  In lieu of financial covenants, fixed charge coverage and overall debt ratios, we are required to maintain specified minimum availability reserves. At July 30, 2011, we were in compliance with the Facility’s covenants and minimum availability reserve requirements.

Term Loan

On July 30, 2010, we and certain of our subsidiaries entered into a financing agreement (the “Hilco Financing Agreement”) with the lending parties from time to time a party thereto and Hilco Brands, LLC, as lender and also as arranger and agent (“Hilco”).  The Hilco Financing Agreement provides for a term loan in the aggregate principal amount of $7,000,000 (“Term Loan”).  From the Term Loan proceeds, $2,000,000 was used to repay the Bridge Facility with the balance to be available to us for additional working capital.

One-half of the principal amount of the Term Loan, together with accrued interest, is payable by us on July 30, 2013 (the “Initial Maturity Date”) and the other half of the principal amount of the Term Loan, together with accrued interest, is payable on July 30, 2014 (the “Maturity Date”).  The Term Loan bears interest at a fixed rate of 9.0% per annum (“Regular Interest”) and an additional 6.0% per annum compounded annually (“PIK Interest”).  Regular Interest is payable quarterly, in arrears, on the first day of each calendar quarter, commencing on October 1, 2010, and at maturity.  PIK Interest is payable on the Initial Maturity Date and the Maturity Date, with us having the right, at the end of any calendar quarter, to pay all or any portion of the then accrued PIK Interest.

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

The Hilco Financing Agreement and other loan documents contain customary representations and warranties, affirmative and negative covenants and events of default substantially similar to those contained in the Facility, except that the Hilco Financing Agreement contains a debt service coverage ratio covenant, which was to become effective commencing for the fiscal year ended July 30, 2011.  However, on July 29, 2011, the Hilco Financing Agreement was amended to extend the date the debt service coverage ratio financial covenant becomes effective to the fiscal year ending July 28, 2012.  The restrictive covenants limit our ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, dispose of inventory, incur certain lease obligations, make capital expenditures, pay dividends, redeem or repurchase outstanding equity and issue capital stock.

We paid a one-time fee of $280,000 in connection with the closing of the Term Loan.  To finance the amendment to extend the effective date of the debt service coverage ratio financial covenant, the principal amount of the Term Loan was increased by $100,000.  For the year ended July 30, 2011, we recorded interest expense of approximately $1,062,000, which is comprised of approximately $637,000 of Regular Interest and approximately $425,000 of PIK Interest.

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

Future Financing Requirements

As of July 30, 2011, our working capital deficiency increased by $5,430,000 to $7,960,000. As our business continues to be effected by limited working capital, management plans to carefully manage our working capital and continue to look for ways to improve our working capital position.  Management believes that the available borrowings under the Facility, along with our projected operating cash flows, will be sufficient to cover our working capital requirements and capital expenditures through the end of fiscal year 2012.  Our ability to achieve our fiscal year 2012 business plan is critical to maintaining adequate liquidity.  There can be no assurance that we will be successful in our efforts.

We expect that our capital expenditures for fiscal year 2012 will be approximately $1,000,000, primarily for improvements to our information technology systems, expenditures to support our website and online marketing initiatives, store refurbishment costs, and other general corporate expenditures.

Off Balance Sheet Arrangements

We are not a party to any material off-balance sheet financing arrangements except relating to open letters of credit as described in Note 8, “Financing Agreements,” included in the notes to the consolidated financial statements appearing elsewhere in this report.

Effect of New Accounting Standards

See Note 2, “Summary of Significant Accounting Policies,” included in the notes to the consolidated financial statements appearing elsewhere in this report for a discussion of recent accounting developments and their impact on our consolidated financial statements.  There have been no recently issued accounting updates that had a material impact on our consolidated financial statements for the year ended July 30, 2011 or are expected to have an impact in the future.

Seasonality and Inflation

Our business experiences seasonal sales patterns.  Sales and earnings typically peak during the second and third fiscal quarters (November through April), primarily during the holiday season in November and December, as well as the Valentine’s Day holiday in the month of February.  As a result, we maintain higher inventory levels during these peak selling periods.

Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our operating results.  Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenue if the selling prices of our products do not increase with these increased costs.

ITEM 7A. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risks

We are exposed to interest rate risk associated with our Facility.  As of July 30, 2011, interest accrued at an agreed to reference rate, which was the Wells Fargo prime rate plus 175 basis points for base rate loans and the LIBOR rate plus 300 basis points for LIBOR rate loans.  At July 30, 2011, we had $2,415,000 outstanding under the Facility at a base rate of 5.0% and (ii) $3,000,000 outstanding under the Facility at a LIBOR rate of 3.19%.  For the year ended July 30, 2011, borrowings under the Facility peaked at $5,714,000 and the average borrowing during the period was approximately $3,002,000.  An increase or decrease in the interest rate by 100 basis points from the levels at July 30, 2011 would increase or decrease annual interest expense by approximately $54,000.

Foreign Currency Risks

We buy products from a significant number of domestic vendors who enter into purchase obligations outside of the U.S.  All of our product purchase orders are negotiated and settled in U.S. dollars.  Therefore, we have no exposure to foreign currency exchange risks.  However, fluctuations in foreign currency rates could have an impact on our future purchases.

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

Item	Page

Report of Independent Registered Public Accounting Firm	24

Consolidated Balance Sheets at July 30, 2011 and July 31, 2010	25

Consolidated Statements of Operations for the years ended July 30, 2011 and July 31, 2010	26

Consolidated Statements of Shareholders’ Equity for the years ended July 30, 2011 and July 31, 2010	27

Consolidated Statements of Cash Flows for the years ended July 30, 2011 and July 31, 2010	28-29

Notes to Consolidated Financial Statements	30-46

Financial Statement Schedule:

For the fiscal years ended July 30, 2011 and July 31, 2010: II – Valuation and Qualifying Accounts	47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Frederick’s of Hollywood Group Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Frederick’s of Hollywood Group Inc. and subsidiaries as of July 30, 2011 and July 31, 2010 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  Our audits also included the financial statement schedule listed in the Index at item 15 for the years ended July 30, 2011 and July 31, 2010.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Frederick’s of Hollywood Group Inc. and subsidiaries at July 30, 2011 and July 31, 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/	Mayer Hoffman McCann CPAs
(The New York Practice of Mayer Hoffman McCann P.C.)
New York, New York
October 27, 2011

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED BALANCE SHEETS
JULY 30, 2011 AND JULY 31, 2010
(In Thousands, Except Share Data)

	July 30,	July 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$448	$536
Restricted cash	-	4,660
Accounts receivable	1,214	1,127
Income tax receivable	51	127
Merchandise inventories	14,816	10,951
Prepaid expenses and other current assets	2,108	2,298
Deferred income tax assets	68	875
Current assets of discontinued operations	-	4,185
Total current assets	18,705	24,759
PROPERTY AND EQUIPMENT, Net	8,925	13,861
INTANGIBLE ASSETS	18,259	18,259
OTHER ASSETS	588	1,133
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	-	960

TOTAL ASSETS	$46,477	$58,972

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$5,415	$3,269
Accounts payable and other accrued expenses	20,782	21,979
Current liabilities of discontinued operations	468	2,041
Total current liabilities	26,665	27,289
DEFERRED RENT AND TENANT ALLOWANCES	4,749	4,926
TERM LOAN	7,527	7,002
OTHER LONG-TERM LIABILITIES	5	70
DEFERRED INCOME TAX LIABILITIES	7,372	8,377
TOTAL LIABILITIES	46,318	47,664
COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 10)	-	-
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value – authorized, 10,000,000 shares at July 30, 2011 and July 31, 2010; issued and outstanding, none at July 30, 2011 and July 31, 2010	-	-
Common stock, $.01 par value – authorized, 200,000,000 shares at July 30, 2011 and July 31, 2010; issued and outstanding 38,637,363 shares at July 30, 2011 and 38,343,199 shares at July 31, 2010	386	383
Additional paid-in capital	87,797	86,977
Accumulated deficit	(88,024)	(75,969)
Accumulated other comprehensive loss	-	(83)
TOTAL SHAREHOLDERS’ EQUITY	159	11,308
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,477	$58,972

See notes to consolidated financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JULY 30, 2011 AND JULY 31, 2010
(In Thousands, Except Per Share Amounts)

	Year Ended
	July 30,	July 31,
	2011 (52 weeks)	2010 (53 weeks)

Net sales	$119,615	$133,855
Cost of goods sold, buying and occupancy	76,647	84,180
Gross profit	42,968	49,675
Selling, general and administrative expenses	49,771	55,079
Impairment of long-lived assets	1,910	1,705
Operating loss	(8,713)	(7,109)
Interest expense, net	1,483	1,651
Loss before income tax provision	(10,196)	(8,760)
Income tax provision	134	47
Net loss from continuing operations	(10,330)	(8,807)
Net loss from discontinued operations, net of tax benefit of $266 and $1,462 for the years ended July 30, 2011 and July 31, 2010, respectively	(1,725)	(12,357)
Net loss	(12,055)	(21,164)
Less: Preferred stock dividends	-	430
Net loss applicable to common shareholders	$(12,055)	$(21,594)

Basic and diluted net loss per share from continuing operations	$(.27)	$(.32)
Basic and diluted net loss per share from discontinued operations	(.04)	(.42)
Total basic and diluted net loss per share applicable to common shareholders	$(.31)	$(.74)

Weighted average shares outstanding – basic and diluted	38,517	29,272

See notes to consolidated financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED JULY 30, 2011 AND JULY 31, 2010
(In Thousands, Except Share Amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

BALANCE, JULY 26, 2009	26,394,158	$263	$60,444	$(54,375)	$(67)	$6,265
Net loss	-	-	-	(21,164)	-	(21,164)
Cumulative translation adjustment	-	-	-	-	(16)	(16)
Comprehensive loss						(21,180)
Stock based compensation	-	-	767	-	-	767
Private placement of common stock:
Issuance of common stock	2,907,051	29	3,023	-	-	3,052
Private placement fees	-	-	(310)	-	-	(310)
Conversion of preferred stock and long-term debt – related party	8,664,373	87	22,993	-	-	23,080
Issuance of common stock	325,000	3	(3)	-	-	-
Issuance of common stock for directors’ fees	52,617	1	63	-	-	64
Accrued dividend on preferred stock	-	-	-	(430)	-	(430)
BALANCE, JULY 31, 2010	38,343,199	383	86,977	(75,969)	(83)	11,308
Net loss	-	-	-	(12,055)	-	(12,055)
Cumulative translation adjustment	-	-	-	-	83	83
Comprehensive loss						(11,972)
Stock based compensation	-	-	779	-	-	779
Issuance of common stock	189,000	2	(2)	-	-	-
Issuance of common stock for directors’ fees	146,664	1	134	-	-	135
Stock options exercised	4,000	-	-	-	-	-
Forfeitures of restricted shares	(45,500)	-	(91)	-	-	(91)
BALANCE, JULY 30, 2011	38,637,363	$386	$87,797	$(88,024)	$-	$159

See notes to consolidated financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 30, 2011 AND JULY 31, 2010
(In Thousands)	July 30,	July 30,
	2011 (52 weeks)	2010 (53 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,055)	$(21,164)
Net loss from discontinued operations	(1,725)	(12,357)
Net loss from continuing operations	(10,330)	(8,807)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	3,122	4,207
Issuance of common stock for directors’ fees	135	64
Stock-based compensation expense	688	767
Impairment of long-lived assets	1,910	1,705
Loss on disposal of property and equipment	-	254
Amortization of deferred financing costs	138	188
Non-cash interest on long-term debt – related party	-	721
Non-cash interest on term loan	425	-
Amortization of deferred rent and tenant allowances	(177)	113
Deferred taxes	(67)	-
Changes in operating assets and liabilities:
Accounts receivable	(87)	264
Merchandise inventories	(3,865)	4,293
Prepaid expenses and other current assets	190	245
Income tax receivable	76	45
Other assets	507	132
Accounts payable and other accrued expenses	(1,132)	(1,185)
Tenant improvements allowances	-	96
Net cash used in operating activities of discontinued operations	(2,670)	(931)
Net cash (used in) provided by operating activities	(11,137)	2,171
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(96)	(816)
Net cash provided by (used in) investing activities of discontinued operations	4,469	(58)
Net cash provided by (used in) investing activities	4,373	(874)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facility	2,146	(5,976)
Cash transferred into a restricted account	-	(4,660)
Cash transferred out of a restricted account	4,660	-
Proceeds on bridge facility	-	2,000
Repayment of bridge facility	-	(2,000)
Proceeds from sale of common stock	-	3,052
Cash paid for issuance costs	-	(310)
Repayment of capital lease obligation	(55)	(54)
Proceeds from term loan	-	7,000
Payment of deferred financing costs	(75)	(476)
Net cash provided by (used in) financing activities	6,676	(1,316)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(88)	(19)
CASH AND CASH EQUIVALENTS:
Beginning of period	536	555
End of period	$448	$536
(Continued)

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 30, 2011 AND JULY 31, 2010
(In Thousands)

	Year Ended
	July 30, 2011 (52 weeks)	July 31, 2010 (53 weeks)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$1,153	$879
Taxes	$63	$119

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

During the fourth quarter of fiscal year 2010, the Company made a strategic decision to divest its wholesale division due to continuing losses and in order to focus on its core retail operations.  On October 27, 2010, the Company completed the sale to Dolce Vita Intimates LLC (“Dolce Vita”) of substantially all of the assets of the wholesale division, except cash, accounts receivable and certain other assets.  The wholesale division’s operations are classified herein as discontinued operations (See Note 3).

On January 28, 2008, the Company consummated its merger with FOH Holdings, Inc., a privately held Delaware corporation (“FOH Holdings”).  As a result, FOH Holdings became a wholly-owned subsidiary of the Company.  Following the merger, the Company changed its name from Movie Star, Inc. to Frederick’s of Hollywood Group Inc.  References herein to “Movie Star” refer to the Company prior to the merger.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The Company’s most significant areas of estimation and assumption are:

•	determination of the appropriate amount and timing of markdowns to clear unproductive or slow-moving retail inventory and overall inventory obsolescence;

•	estimation of future cash flows used to assess the recoverability of long-lived assets, including trademarks and other intangible assets;

•	estimation of expected customer merchandise returns;

•	estimation of the net deferred income tax asset valuation allowance; and

•	capitalization of deferred catalog costs and the estimated amount of future benefit to be derived from the catalogs.

Fiscal Year – The Company’s fiscal year is the 52- or 53-week period ending on the last Saturday in July.  The Company’s consolidated financial statements for fiscal years 2011 and 2010 consist of the 52-week period ended July 30, 2011 and the 53-week period ended July 31, 2010, respectively.

Cash and Cash Equivalents – The Company considers highly liquid investments with an initial maturity of three months or less to be cash equivalents.  As of July 31, 2010, the Company had $4,660,000 in restricted cash that could only be used to reduce its revolving credit facility (See Note 8).

Accounts Receivable – The Company’s accounts receivable is comprised primarily of amounts due from commercial credit card companies such as Visa, MasterCard, and American Express, which are generally received within a few days of the related transaction, so a reserve is not considered necessary.  Credit card receivables were $918,000 and $970,000 at July 30, 2011 and July 31, 2010, respectively.

Merchandise Inventories –Store inventories are valued at the lower of cost or market using the retail inventory first-in, first-out (“FIFO”) method, and Direct inventories are valued at the lower of cost or market, on an average cost basis that approximates the FIFO method.  Store and Direct inventories consist entirely of finished goods.  Freight costs are included in inventory and vendor promotional allowances are recorded as a reduction in inventory cost.

These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations and gross margins.  Markdowns are recorded when the sales value of the inventory has diminished.  Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends.  The Company reserves for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, and the age of the inventory.  If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.  Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Inventory reserves were $547,000 and $278,000 at July 30, 2011 and July 31, 2010, respectively.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit.  The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally less than three months.  The realizability of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future gross profit of the related revenue.  Direct-response advertising costs of $1,476,000 and $1,488,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at July 30, 2011 and July 31, 2010, respectively. Management believes that they have appropriately determined the expected period of future benefit as of the date of its consolidated financial statements; however, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.  Direct-response advertising expense for the years ended July 30, 2011 and July 31, 2010 were $8,155,000 and $9,775,000, respectively.

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

Deferred Financing Costs – Deferred financing costs are amortized using the straight-line method over the terms of the related debt agreements, which approximate the effective interest method. Amortization of deferred financing costs were $138,000 and $188,000 for the years ended July 30, 2011 and July 31, 2010, respectively, and were included in interest expense in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets – The Company reviews long-lived assets, including property and equipment and its amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows.  If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets.  The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance.  Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required.  The Company recorded impairment charges related to underperforming retail stores in the accompanying consolidated statements of operations of $1,698,000 and $1,705,000 for the years ended July 30, 2011 and July 30, 2010, respectively.  The Company also recorded an impairment charge of $212,000 for the year ended July 30, 2011 related to a specific computer software upgrade that is not expected to be completed.

Intangible Assets – The Company has certain indefinite lived intangible assets, principally the Frederick’s of Hollywood trade name and domain names.  The Company’s intangible assets are comprised of $18,090,000 attributable to its trademark and $169,000 to its domain names as of July 30, 2011 and July 31, 2010.

Applicable accounting guidance requires the Company to not amortize indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred.  The fair value of the trademarks was determined using the relief-from-royalty method.  The relief-from-royalty method estimates the royalty expense that could be avoided in the operating business as a result of owning the respective asset or technology.  The royalty savings are measured, tax-effected and, thereafter, converted to present value with a discount rate that considers the risk associated with owning the intangible asset.  No impairment was present and no write-down was required when the trademarks were reviewed for impairment in connection with the annual impairment test.

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

The valuation techniques required by applicable accounting guidance are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

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

The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.  The fair value of the Company’s Term Loan (as defined below in Note 8) was estimated using a discounted cash flow analysis with a yield rate based on current yields of similar instruments with comparable durations considering the creditworthiness of the issuer. At July 30, 2011, the estimated fair value of the Term Loan was $7,747,000 and is classified within Level 3 of the fair value hierarchy.

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

Applicable accounting guidance requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.  Accounting provisions also require that a change in judgment that results in subsequent recognition, derecognition, or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs.  The Company regularly evaluates the likelihood of recognizing the benefit for income tax positions taken in various federal and state filings by considering all relevant facts, circumstances, and information available.

The Company classifies any interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Revenue Recognition – The Company records revenue at the point of sale for Stores and at the time of estimated receipt by the customer for Direct sales.  Outbound shipping charges billed to customers are included in net sales.  The Company records an allowance for estimated returns from its retail consumers in the period of sale based on prior experience.  At July 30, 2011 and July 31, 2010, the allowance for estimated returns was $794,000 and $868,000, respectively.  If actual returns are greater than those expected, additional sales returns may be recorded in the future.  Sales are recorded net of sales taxes collected from customers at the time of the transaction.

The Company records other revenue for shipping revenue, commissions earned on direct sell-through programs on a net basis as the Company acts as an agent on behalf of the related vendor, and product sales to its license partner in the Middle East.  Product sales to the Company’s license partner are recognized upon delivery to the partner’s freight forwarder. For the years ended July 30, 2011 and July 31, 2010, total other revenue recorded in net sales in the accompanying consolidated statements of operations were $6,515,000 and $8,012,000, respectively.

Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreements. Licensing revenue recorded in net sales in the accompanying consolidated statements of operations was $644,000 and $5,000 for the years ended July 30, 2011 and July 31, 2010, respectively.

The Company recognizes the sales from gift cards, gift certificates, and store credits (“Gift Cards and Credits”) as they are redeemed for merchandise. Prior to redemption, the Company maintains a deferred revenue liability for Gift Cards and Credits until the Company is released from such liability. The Company’s Gift Cards and Credits do not have expiration dates; however, over time, a percentage of them are not redeemed or recovered (“breakage”). Historically, the Company has not recorded breakage, however, based upon its initial evaluation using historical redemption trend data, the Company determined that the likelihood of the redemption of certain unredeemed Gift Cards and Credits is remote and the Company has adjusted its deferred revenue liability to record breakage for these Gift Cards and Credits. Breakage has been recorded in net sales and for the year ended July 30, 2011 net sales includes breakage income of $584,000.  As the Company continues to evaluate its policy, if actual redemptions ultimately differ from the assumptions underlying the Company’s breakage adjustments or the Company’s future experience indicates the likelihood of redemption becomes remote at a different point in time after issuance, the Company may recognize further adjustments to its accruals for such deferred revenue, which could have an effect on the Company’s net sales and results of operations.

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

Selling, General, and Administrative Expenses – The Company’s selling, general and administrative expenses primarily includes payroll and benefit costs for its Stores, Direct and administrative departments (including corporate functions), advertising, and other operating expenses not specifically categorized elsewhere in the consolidated statements of operations.

Advertising Costs – Costs associated with advertising, excluding direct-response advertising, and including in-store signage and promotions, are charged to operating expense when the advertising first takes place.  For the years ended July 30, 2011 and July 31, 2010, the Company recorded advertising costs of approximately $3,975,000 and $4,473,000, respectively.

Net Loss Per Share – Basic net loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net loss per share also includes the dilutive effect of potential common shares outstanding during the period from stock options and warrants.

Foreign Currency Translation – The assets and liabilities of the Company’s former Canadian subsidiary, Cinejour Lingerie Inc. (“Cinejour”), which was sold in connection with the sale of the wholesale division, were translated into U.S. dollars at current exchange rates on the balance sheet date and revenue and expenses were translated at average exchange rates for the respective years.  The net exchange differences resulting from these translations were recorded as a translation adjustment which was a component of shareholders’ equity. Cinejour’s functional currency is the Canadian dollar.  The operations of Cinejour are included in discontinued operations in the consolidated financial statements.

Supplemental Disclosure of Non-cash Financing Transactions – The Company had outstanding accounts payable and accrued expenses of $20,000 at July 25, 2009 relating to purchases of property and equipment.  At July 30, 2011 and July 31, 2010, there are no amounts outstanding in accounts payable and accrued expenses relating to purchases of property and equipment.  During the year ended July 30, 2011, the Company amended its financing agreement with Hilco to increase the principal amount of its Term Loan by $100,000 in exchange for a one-year extension to comply with its debt service coverage ratio financial covenant (See Note 8).

During the year ended July 31, 2010, the Company acquired equipment through a capital lease for $167,000, accrued dividends of $430,000 on its Series A 7.5% Convertible Preferred Stock (“Series A Preferred Stock”), and completed an exchange of long-term debt – related party and conversion of Series A Preferred Stock, including accrued interest and dividends, that resulted in a noncash adjustment to shareholders’ equity of $23,080,000 (See Note 10).

Segment Reporting – The Company has one reportable segment representing the aggregation of its two operating segments (Stores and Direct), based on their similar economic characteristics, products, and target customers.

Concentrations – The Company has three major vendors that individually exceeded 10% of total purchases in fiscal year 2011. These suppliers combined represented approximately 44% and individually accounted for approximately 15%, 15% and 14% of total purchases in fiscal year 2011.  The Company does not believe that the loss of any one of these vendors would adversely impact its operations.

Reclassifications – We have revised our previously reported consolidated balance sheet for the year ended July 31, 2010 to separate the “intangible assets” from “intangible assets and other assets” and to combine “deferred revenue from gift cards” with “accounts payable and other accrued expenses.”  These reclassifications are not considered material to the consolidated financial statements.

Recently Issued Accounting Pronouncements – In May 2011, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”). ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards. The amendments in ASU No. 2011-04 change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Amendments in ASU No. 2011-04 include those that: (1) clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, and (2) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU No. 2011-04 to result in a change in the application of the requirements in Topic 820. ASU No. 2011-04 is effective during interim and annual periods beginning after December 15, 2011. Accordingly, the Company will adopt ASU No. 2011-04 commencing in the third quarter of fiscal year 2012. The Company does not expect the adoption of ASU No. 2011-04 to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”). ASU No. 2011-05 requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company does not expect the adoption of ASU No. 2011-05 to have a material impact on the Company’s consolidated financial statements.

3.	DISCONTINUED OPERATIONS

During the fourth quarter of fiscal year 2010, the Company made a strategic decision to divest the wholesale division to focus on its core retail operations.  Therefore, the Company reclassified its consolidated financial statements to reflect the divesting of the wholesale division and to segregate the revenue, costs and expenses, assets and liabilities and net cash flows of this business.  The net operating results, net assets and liabilities, and net cash flows of the wholesale division have been reported as “discontinued operations” in the accompanying consolidated financial statements.

On October 27, 2010, the Company entered into and consummated the transactions contemplated by an Asset Purchase Agreement (the “Purchase Agreement”) with Dolce Vita, pursuant to which the Company sold to Dolce Vita substantially all of the assets of the wholesale division, except cash, accounts receivable and certain other assets.

The assets were purchased for an aggregate purchase price of $4,469,000, subject to adjustment as provided in the Purchase Agreement.  Initially, $250,000 of the purchase price was placed in escrow in order to provide a fund for the payment of any adjustment to the purchase price and any indemnification claims made by the parties after the closing of the transaction.  On January 11, 2011, the full amount held in escrow was released pursuant to the Purchase Agreement.

The Company recorded a gain of $1,070,000 as a result of the sale, which is net of $225,000 earned by Avalon Securities Ltd., the Company’s investment banking firm, upon consummation of the transaction.  Pursuant to the Purchase Agreement, the Company agreed to provide certain transition services to be reimbursed by Dolce Vita for a limited period of time after the closing of the transaction.  The transition services were substantially completed as of the end of February 2011.

Revenue from discontinued operations was $3,421,000 and $20,153,000 for the years ended July 30, 2011 and July 31, 2010, respectively.  Net loss from discontinued operations, before recording a gain of $1,070,000 on the sale of the wholesale division, was $2,795,000 for the year ended July 30, 2011.  Net loss from discontinued operations was $12,357,000 for the year ended July 31, 2010. The loss from discontinued operations for the year ended July 31, 2010 included an impairment charge to fixed assets of $428,000 and a write-down of intangible assets of $5,351,000.

The current liabilities of the discontinued operations are comprised of accounts payable and accrued expenses as of July 30, 2011 and July 31, 2010.  There are no assets remaining as of July 30, 2011 related to discontinued operations.  The components of the assets of the discontinued operations consisted of the following as of July 31, 2010 (in thousands):

Accounts receivable, net	$1,452
Merchandise inventories, net	2,733
Current assets of discontinued operations	$4,185

Intangible assets, net	$915
Property and equipment	45
Long-term assets of discontinued operations	$960

4.	PROPERTY AND EQUIPMENT

Property and equipment at July 30, 2011 and July 31, 2010 consist of the following (in thousands):

	July 30, 2011	July 31, 2010
Furniture and fixtures	$4,796	$5,600
Computer equipment and software	4,873	4,867
Leasehold improvements.	17,000	19,097
Construction in progress	2	224
	26,671	29,788
Less accumulated depreciation and amortization	17,746	15,927
Property and equipment – net	$8,925	$13,861

5.	ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses at July 30, 2011 and July 31, 2010 consist of the following (in thousands):

	July 30, 2011	July 31, 2010
Accounts payable	$12,395	$13,332
Accrued payroll and benefits	1,474	1,035
Accrued vacation	1,204	1,308
Deferred revenue from gift cards, gift certificates, and store credits	1,427	2,774
Return reserves	794	868
Deferred revenue	393	494
Sales and other taxes payable	760	687
Miscellaneous accrued expense and other	2,335	1,481
Total	$20,782	$21,979

6.	INCOME TAXES

The provision for income taxes on continuing operations for the years ended July 30, 2011 and July 31, 2010 consists of the following (in thousands):
	Year Ended
	July 30, 2011	July 31, 2010
Current:
Federal	$-	$(33)
State	67	79
Foreign	-	1
Total current income tax expense	$67	$47

Deferred:
Federal	$57	$-
State	10	-
Total deferred income tax expense	67	-
Total income tax expense	$134	$47

Reconciliations of the provision for income taxes on continuing operations to the amount of the provision that would result from applying the federal statutory rate of 35% to loss before provision for income taxes on continuing operations for the years ended July 30, 2011 and July 31, 2010 are as follows:

	Year Ended
	July 30, 2011	July 31, 2010
Provision for income taxes at federal statutory rate	35.0%	35.0%
Surtax benefit	(1.0)	(1.0)
State income taxes – net of federal income tax benefit	4.1	1.2
Income from debt conversion (see Note 9)	0.0	(20.5)
Other nondeductible expense	(1.6)	(0.3)
Valuation allowance	(37.8)	(14.9)
Effective tax rate	(1.3)%	(0.5)%

The major components of the Company’s net deferred income tax liability at July 30, 2011 and July 31, 2010, inclusive of deferred income taxes related continuing and discontinued operations, are as follows (in thousands):

	July 30, 2011	July 31, 2010
Deferred tax assets:
Merchandise inventories	$1,149	$1,223
Net operating loss and other tax attribute carryforwards	20,933	16,949
Accrued vacation and bonuses	622	653
Deferred rent	1,459	1,452
Deferred revenue	404	712
Stock based compensation	1,555	1,465
Difference between book and tax basis of fixed assets	248	-
Other	489	502
Valuation allowance	(26,690)	(22,081)
	169	875
Deferred tax liabilities:
Trademark	(7,236)	(7,502)
Difference between book and tax basis of fixed assets	-	(574)
Customer relationship	-	(100)
Other	(237)	(201)
	(7,473)	(8,377)
Net deferred income tax liability	$(7,304)	$(7,502)

As a result of cumulative losses, management concluded that it is more likely than not that the Company will not realize certain deferred income tax assets. As a result, the Company established a valuation allowance in fiscal years 2011 and 2010 to reduce the deferred income tax assets to an amount expected to be realized. The amount of deferred tax assets expected to be realized is equal to the Company’s deferred tax liabilities excluding the deferred tax liabilities on trademarks and domain names which are not expected to reverse in the same periods as the deferred tax assets. Therefore, as of July 30, 2011 and July 31, 2010, valuation allowances have been recorded in the amounts of $26,690,000 and $22,081,000, respectively. The valuation allowance increased by $4,609,000 and $5,220,000 for the years ended July 30, 2011 and July 31, 2010, respectively.

The Company has a federal net operating loss carryforward for financial reporting purposes of $52,330,000 at July 30, 2011 that will expire from 2024 to 2031. The Company also has state net operating loss carryforwards in various states that have different expiration dates depending on the state.

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

Uncertain Tax Positions

A reconciliation of the gross amounts of unrecognized tax benefits for the year ended July 30, 2011 is as follows (in thousands):
Unrecognized tax benefit as of August 1, 2010	$1,389
Increases:
Tax positions in current period	24
Tax positions in prior period	-
Decreases:
Tax positions in prior periods	(12)
Lapse of statute limitations	-
Settlements	-
Unrecognized tax benefit as of July 30, 2011	$1,401

The amounts in the table above represent the gross amount of unrecognized tax benefits.  These amounts resulted in an adjustment to the Company’s net operating loss carryforwards.  As of July 30, 2011, there is no liability for unrecognized tax benefits as the adjustments for uncertain tax positions resulted in a reduction of the net operating loss carryforwards.  If recognized in the future, the tax benefits would have no impact on the Company’s effective tax rate as they are not permanent differences and, therefore, relate to deferred income tax assets and liabilities. Recognition of the tax benefits would result in an increase to the Company’s net operating loss carryforwards with corresponding adjustment to the valuation allowance.

The Company does not expect that, during the next twelve months, there will be a significant increase or decrease in the total amount of its unrecognized tax benefits.  As a result, the Company does not expect a material increase or decrease in its fiscal year 2012 provision for income taxes related to unrecognized tax benefits.

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

7.	UNREGISTERED SALE OF EQUITY SECURIITIES

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

8.	FINANCING AGREEMENTS

Revolving Credit Facility

The Company and its subsidiaries (collectively, the “Borrowers”) have a senior revolving credit facility, as amended (the “Facility”), with Wells Fargo Bank, National Association (“Wells Fargo”), which was scheduled to mature on January 28, 2012.  As described below, on September 22, 2011, the Facility was amended to extend the maturity date until January 28, 2013.  The Facility originally was for a maximum amount of $50 million comprised of a $25 million line of credit with a $15 million sub-limit for letters of credit, and up to an additional $25 million commitment in increments of $5 million at the option of the Company so long as the Company was in compliance with the terms of the Facility. The Facility also originally was secured by a first priority security interest in all of the Borrowers’ assets.

The actual amount of credit available under the Facility is determined using measurements based on the Company’s receivables, inventory and other measures.  Subject to the potential interest rate reductions described below, interest is payable monthly, in arrears, at the Wells Fargo prime rate plus 175 basis points for base rate loans and at LIBOR plus 300 basis points for LIBOR rate loans.  There also is a fee of 50 basis points on any unused portion of the Facility.

On September 21, 2009, the Facility was amended to provide for a $2 million bridge facility at an annual interest rate of LIBOR plus 10% (the “Bridge Facility”), to be repaid upon the earlier of December 7, 2009 and the consummation of a financing in which the Company received net proceeds of at least $4.9 million.  On October 23, 2009, the Facility was further amended to extend the December 7, 2009 repayment date to August 1, 2010 and to reduce the net proceeds that the Company was required to receive to an aggregate of $4.4 million.

On July 30, 2010, the Company repaid the Bridge Facility with proceeds from the Term Loan described below. In connection therewith, the Facility was amended to, among other things, (i) reduce the line of credit commitment from $25 million to $20 million and (ii) provide for the Facility to be secured by a second priority interest in all of the Borrowers’ intellectual property and a first priority security interest in substantially all of the Borrowers’ other assets.

In connection with the amendments to the Facility described above, the Company incurred a one-time amendment fee of $150,000, one half of which was paid in connection with the September 2009 amendment to the Facility and the remainder was paid during the fiscal year ended July 30, 2011.

On September 22, 2011, the Facility was amended to, among other things: (i) extend the maturity date of the Facility from January 28, 2012 to January 28, 2013; (ii) reduce the line of credit commitment from $20 million to $12.5 million; (iii) increase the advance rates with respect to credit card receivables included in the borrowing base; and (iv) reduce the minimum availability reserve requirement from $2 million to $1.5 million. In addition, the applicable margin for LIBOR rate loans (currently 300 basis points) and for base rate loans (currently 175 basis points) will be maintained or reduced to between 250 and 300 basis points for LIBOR rate loans, and to between 125 and 175 basis points for base rate loans, based on borrowing base availability.

In connection with this amendment to the Facility, the Company incurred a one-time amendment fee of $100,000, which will become due and payable upon the earlier of an Event of Default (as defined in the Financing Agreement) or February 29, 2012.

As of July 30, 2011, the Company had (i) $2,415,000 outstanding under the Facility at a base rate of 5.0% and (ii) $3,000,000 outstanding under the Facility at a LIBOR rate of 3.19%.  For the year ended July 30, 2011, borrowings under the Facility peaked at $5,714,000 and the average borrowing during the period was approximately $3,002,000.  In addition, at July 30, 2011, the Company had $620,000 of outstanding letters of credit under the Facility.

As of July 31, 2010, the Company had (i) $2,269,000 outstanding under the Facility at a base rate of 5.0% and (ii) $1,000,000 outstanding under the Facility at a LIBOR rate of 3.43%.  For the year ended July 31, 2010, borrowings under the Facility (including the Bridge Facility) peaked at $16,996,000 and the average borrowing during the period was approximately $11,435,000.  In addition, at July 31, 2010, the Company had $1,664,000 of outstanding letters of credit under the Facility.

The Facility contains customary representations and warranties, affirmative and restrictive covenants and events of default.  The restrictive covenants limit the Company’s ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, dispose of inventory, incur certain lease obligations, make capital expenditures, pay dividends, redeem or repurchase outstanding equity and issue capital stock.  In lieu of financial covenants, fixed charge coverage and overall debt ratios, the Company is required to maintain specified minimum availability reserves. At July 30, 2011, the Company was in compliance with the Facility’s covenants and minimum availability reserve requirements.

Term Loan

On July 30, 2010, the Borrowers entered into a financing agreement (the “Hilco Financing Agreement”) with the lending parties from time to time a party thereto and Hilco Brands, LLC, as lender and also as arranger and agent (“Hilco”).  The Hilco Financing Agreement provides for a term loan in the aggregate principal amount of $7,000,000 (“Term Loan”).  From the Term Loan proceeds, $2,000,000 was used to repay the Bridge Facility with the balance to be available to the Borrowers for additional working capital.

One-half of the principal amount of the Term Loan, together with accrued interest, is payable by the Borrowers on July 30, 2013 (the “Initial Maturity Date”) and the other half of the principal amount of the Term Loan, together with accrued interest, is payable on July 30, 2014 (the “Maturity Date”).  The Term Loan bears interest at a fixed rate of 9.0% per annum (“Regular Interest”) and an additional 6.0% per annum compounded annually (“PIK Interest”).  Regular Interest is payable quarterly, in arrears, on the first day of each calendar quarter, commencing on October 1, 2010, and at maturity.  PIK Interest is payable on the Initial Maturity Date and the Maturity Date, with the Borrowers having the right, at the end of any calendar quarter, to pay all or any portion of the then accrued PIK Interest.

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

The Hilco Financing Agreement and other loan documents contain customary representations and warranties, affirmative and negative covenants and events of default substantially similar to those contained in the Facility, except that the Hilco Financing Agreement contains a debt service coverage ratio covenant, which was to become effective commencing for the fiscal year ended July 30, 2011.  However, on July 29, 2011, the Hilco Financing Agreement was amended to extend the date the debt service coverage ratio financial covenant becomes effective to the fiscal year ending July 28, 2012.  The restrictive covenants limit the Borrowers’ ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, dispose of inventory, incur certain lease obligations, make capital expenditures, pay dividends, redeem or repurchase outstanding equity and issue capital stock.

The Company paid a one-time fee of $280,000 in connection with the closing of the Term Loan.  To finance the amendment to extend the effective date of the debt service coverage ratio financial covenant, the principal amount of the Term Loan was increased by $100,000.  The Company treated the $100,000 extension fee as a deferred financing fee, which is included in other assets on the consolidated balance sheets.

For the year ended July 30, 2011, the Company recorded interest expense of approximately $1,062,000, which is comprised of approximately $637,000 of Regular Interest and approximately $425,000 of PIK Interest.

Future Financing Requirements

As of July 30, 2011, the Company’s working capital deficiency increased by $5,430,000 to $7,960,000. As the Company’s business continues to be effected by limited working capital, management plans to carefully manage working capital and continue to look for ways to improve the Company’s working capital position.  Management believes that the available borrowings under the Facility, along with projected operating cash flows, will be sufficient to cover the Company’s working capital requirements and capital expenditures through the end of fiscal year 2012.  The Company’s ability to achieve its fiscal year 2012 business plan is critical to maintaining adequate liquidity.  There can be no assurance that the Company will be successful in its efforts.

9.	LONG-TERM DEBT – RELATED PARTY AND PREFERRED STOCK CONVERSION

Background

Preferred Stock

On January 28, 2008, the Company issued an aggregate of 3,629,325 shares of Series A 7.5% Convertible Preferred Stock to Fursa Alternative Strategies LLC (“Fursa”) in exchange for a $7,500,000 portion of the debt owed by FOH Holdings and its subsidiaries.  The Series A Preferred Stock was convertible at any time at the option of the holders into an aggregate of 1,512,219 shares of common stock, subject to adjustment.  Pursuant to the anti-dilution adjustment provisions contained in the Company’s Amended and Restated Certificate of Incorporation governing the terms of the Series A Preferred Stock, following the Private Placement, the number of shares of common stock issuable upon conversion of the Series A Preferred Stock was increased from 1,512,219 shares to 1,622,682 shares (see Note 7).  Preferred stock dividends for the year ended July 31, 2010 was $430,000.

Warrants

Also on January 28, 2008, as sole consideration for their commitments to act as standby purchasers in connection with the Company’s $20 million rights offering, the Company issued to Fursa and Tokarz Investments, LLC warrants to purchase an aggregate of 596,592 shares of common stock, subject to adjustment.  Pursuant to the anti-dilution adjustment provisions contained in the warrants, following the Private Placement, the number of shares of common stock issuable upon exercise of the warrants was increased from an aggregate of 596,592 shares to an aggregate of 635,076 shares and the exercise price was decreased from $3.52 per share to $3.31 per share (see Note 7).  The warrants expired on January 28, 2011.

Tranche C Debt

As of July 25, 2009, the Company also had $13,336,000 of secured long-term debt due to Fursa (“Tranche C Debt”), which was scheduled to mature on July 28, 2012.  This debt bore interest at the fixed rate of 7% per annum with 1% payable in cash and 6% payable in kind. In-kind interest on the Tranche C Debt was $721,000 for the year ended July 31, 2010.

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

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases – The Company leases its store, warehouse, and office facilities under operating lease agreements expiring on various dates through 2020, with some leases currently operating on a month-to-month basis. Certain leases include lease incentives, rent abatements and fixed rent escalations, for which the effects are recorded and amortized over the initial lease term on a straight-line basis.  The Company has options to renew certain leases under various terms as specified within each lease agreement.  Lease terms generally require additional payments covering common area maintenance, property taxes, utilities, and certain other expenses.  These additional payments are excluded from the table below.  Aggregate minimum rental commitments under all non-cancelable leases in effect as of July 30, 2011 were as follows (in thousands):

Fiscal Years Ending
2012	$11,524
2013	10,532
2014	9,291
2015	8,019
2016.	6,413
Thereafter	9,958
$55,737

Rental expense for the years ended July 30, 2011 and July 31, 2010 consists of the following (in thousands):

	Year Ended
	July 30, 2011	July 31, 2010
Minimum rentals	$12,756	$12,738
Contingent rentals	162	222
Total rental expense	$12,918	$12,960

Capital Leases – In November 2009, the Company entered into a non-cancelable capital lease for store telecommunications equipment.  The present value of the net minimum lease payments was $69,000 and $124,000 on the consolidated balance sheet as of July 30, 2011 and July 31, 2010, respectively.  The current portion of the capital lease obligation is $64,000 and $54,000 as of July 30, 2011 and July 31, 2010, respectively, and is included in accounts payable and accrued expenses on the consolidated balance sheets.  The minimum rental commitment under capital leases is $64,000 for the fiscal year ending 2012 and $5,000 for the fiscal year ending 2013.

Employment Contracts – The Company has entered into various employment agreements expiring at various dates through January 2014. The Company and Linda LoRe, its former President, entered into a Transition Services, Separation Agreement and General Release (“Separation Agreement”) whereby the Company and Ms. LoRe mutually agreed that, effective September 2, 2011, Ms. LoRe would resign as President.  Under the terms of the Separation Agreement, Ms. LoRe will continue as a non-executive employee of the Company through January 20, 2012 (“Separation Date”), during which period she will provide transition services to the Company and continue to receive her base salary of $400,000 per year and regular employee benefits.  The payments and benefits to be provided to Ms. LoRe under the Separation Agreement are substantially consistent with those that were to be provided under her employment agreement in the event of termination.  In connection with Ms. LoRe’s separation from the Company, the Company accrued approximately $458,000 as of July 30, 2011, which represents the contractual severance benefit to be paid to Ms. LoRe after the Separation Date. These payments are excluded from the table below.

Future commitments consist of the following (in thousands):

Fiscal Years Ending
2012	$1,790
2013	1,396
2014	266
$3,452

State Sales Taxes – The Company sells its products through two channels – Stores and Direct.  The Company operates the channels separately and accounts for sales and use tax accordingly.  The Company is periodically audited by the states and it is possible states may disagree with the method of assessing and remitting these taxes.  The Company believes that it properly assesses and remits all applicable state sales taxes in the applicable jurisdictions and records necessary reserves for any contingencies that require recognition.

Legal Matters – The Company is involved from time to time in litigation incidental to its business.  The Company believes that the outcome of such litigation will not have a material adverse effect on its results of operations or financial condition.

11.	SHARE-BASED COMPENSATION

Stock Options

The Company adopted the 2003 Employee Equity Incentive Plan on December 1, 2003 to grant options to purchase up to 623,399 shares of common stock to specific employees of its retail operations.  In December 2006 and 2007, the Company’s Board of Directors authorized an additional 445,285 and 178,114 shares, respectively, to be reserved for issuance under this plan, resulting in a total of 1,246,798 authorized shares.  Options granted under the plan generally have a ten-year term and vest 25% on the last day of the January fiscal period for each of the next four years, commencing on the first January following the date of grant.  Options to purchase 770,123 shares at an average exercise price of $2.43 per share were outstanding and exercisable as of July 30, 2011.  Options to purchase 975,974 shares at an average exercise price of $2.38 per share were outstanding as of July 31, 2010, of which 824,380 shares were exercisable.  Options can no longer be granted under the 2003 Employee Equity Incentive Plan.

The Company also has the 1988 Non-Qualified Stock Option Plan, under which the Company is authorized to grant options to purchase up to 833,333 shares of common stock to key employees.  Options granted under this plan are not subject to a uniform vesting schedule.  Options to purchase 732,500 shares at an average exercise price of $0.96 per share were outstanding at July 30, 2011 and July 31, 2010, of which 552,500 and 362,500 shares were exercisable at July 30, 2011 and July 31, 2010, respectively.  In fiscal year2010, options to purchase 210,000 shares were granted under this plan.  No options were granted under this plan in fiscal year 2011.

The Company also has the 2000 Performance Equity Plan (including an Incentive Stock Option Plan).  The 2000 Performance Equity Plan originally authorized 375,000 shares of common stock for the issuance of qualified and non-qualified stock options and other stock-based awards to eligible participants.  In January 2008, the Company’s shareholders approved an increase in the shares available for issuance under this plan to 2,000,000.  Options granted under the 2000 Performance Equity Plan are not subject to a uniform vesting schedule.  Options to purchase 604,250 shares at an average exercise price of $2.64 per share were outstanding at July 30, 2011, of which 533,250 shares were exercisable.  Options to purchase 681,750 shares at an average exercise price of $2.47 per share were outstanding at July 31, 2010, of which 533,250 shares were exercisable.  In fiscal year 2010, options to purchase 62,500 shares were granted under this plan.  No options were granted under this plan in fiscal year 2011.

The Company’s Board of Directors adopted the 2010 Long-Term Incentive Equity Plan (including an Incentive Stock Option Plan) on June 29, 2010, under which the Company is authorized 4,000,000 shares of common stock for the issuance of qualified and non-qualified stock options and other stock-based awards to eligible participants.  Options granted under the 2010 Long-Term Incentive Equity Plan are not subject to a uniform vesting schedule.  Options to purchase 1,022,334 shares at an average exercise price of $0.89 per share were outstanding at July 30, 2011, of which 147,001 shares were exercisable.  Options to purchase 600,000 shares at an average exercise price of $0.78 per share were outstanding, but not exercisable at July 31, 2010.  In fiscal years 2011 and 2010, options to purchase 441,000 and 600,000 shares, respectively, were granted under this plan.

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of July 31, 2010	2,990,224	$1.73
Exercised	4,000	0.17
Granted	441,000	1.05
Forfeited	(298,017)	1.86
Outstanding as of July 30, 2011	3,129,207	$1.63	6.5 years	$115,200
Exercisable on July 30, 2011	2,002,874	$2.02	4.5 years	$115,200

The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model.  The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.  The following assumptions were used for options granted during the years ended July 30, 2011 and July 31, 2010:

	Year ended
	July 30, 2011	July 31, 2010
Risk-free interest rate	2.7%	2.43% - 3.00%
Expected life (years)	7.0	7.0
Expected volatility	74%	76 – 79%
Dividend yield	0.0%	0.0%

During the year ended July 30, 2011, 4,000 options granted under the 2000 Performance Equity Plan were exercised at an exercise price of $0.17 per share.  No options were exercised during the year ended July 31, 2010.  The total fair value of shares vested during the years ended July 30, 2011 and July 31, 2010 was $493,000 and $505,000, respectively.

A summary of the status of the Company’s non-vested shares as of July 30, 2011, and changes during the year ended July 30, 2011, is presented below:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested shares:
Non-vested at July 31, 2010	1,270,094	$0.74
Granted	441,000	.62
Vested	(488,329)	.86
Forfeited	(96,432)	1.01
Non-vested at July 30, 2011	1,126,333	$.63

All stock options are granted at fair market value of the common stock at grant date.  As of July 30, 2011, there was approximately $426,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans.  That cost is expected to be recognized over a weighted-average period of 2 years.

During the year ended July 30, 2011, the Company granted to four directors, three officers and certain other employees options to purchase an aggregate of 441,000 shares of common stock under the 2010 Long-Term Incentive Equity Plan.  These options are identified as follows:

Number	Exercise
of Options	Price	Vesting Period

441,000(1)	$1.05	33.3% immediately and 33.3% on each of the first and second anniversary date

(1)       18,666 of these options were forfeited as of July 30, 2011.

During the year ended July 31, 2010, the Company granted to two officers and certain other employees options to purchase an aggregate of 872,500 shares of common stock.  Options to purchase 62,500 shares were granted under the 2000 Performance Equity Plan, options to purchase 210,000 shares were granted under the 1988 Non-Qualified Stock Option Plan and options to purchase 600,000 shares were granted under the 2010 Long-Term Incentive Equity Plan.  The 2010 Long-Term Incentive Equity Plan is subject to shareholder approval.  These options are identified as follows:

Number		Exercise
of Options		Price	Vesting Period
600,000		$0.78	25% on the first anniversary date, 33.3% on the second anniversary date and 41.7% on the third anniversary date
100,000		0.84	25% on each of the first and second anniversary dates and 50% on the third anniversary date
60,000		0.80	25% on each of the first and second anniversary dates and 50% on the third anniversary date
50,000		1.12	20% each year over 5 years
37,500	(1)	1.16	20% each year over 5 years
25,000		0.76	20% each year over 5 years

(1)       25,000 of these options were forfeited as of July 30, 2011.

Restricted Shares and Share Grants

During the year ended July 30, 2011, the Company issued to four directors, three officers and certain other employees 189,000 shares of restricted common stock pursuant to the terms and conditions of the Company’s 2010 Long-Term Incentive Equity Plan.  These restricted shares are identified as follows:

Number
of Restricted Shares	Price	Vesting Period
189,000	$0.91	33.3% immediately and 33.3% on each of the first and second anniversary date

During the year ended July 31, 2010, the Company issued to two officers and one employee 325,000 shares of restricted common stock pursuant to the terms and conditions of the Company’s 2000 Performance Equity Plan.  These restricted shares are identified as follows:

Number
of Restricted Shares	Price	Vesting Period

150,000	$0.78	33.3% on each of the first, second and third anniversary date
100,000	0.84	25% on each of the first and second anniversary dates and 50% on the third anniversary date
75,000	0.80	25% on each of the first and second anniversary dates and 50% on the third anniversary date

Total expense related to restricted shares and share grants during the years ended July 30, 2011 and July 31, 2010 was approximately $194,000 and $262,000, respectively.

12.	EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) profit sharing plan that covers substantially all employees who have completed six months of service and have reached age 18.  Employer contributions are discretionary and effective January 1, 2009, the Company discontinued making employer contributions. Accordingly, there were no employer contributions in fiscal years 2011 and 2010.

In 1983, the Company adopted an Employee Stock Ownership and Capital Accumulation Plan (the “Plan”).  The Company terminated the Plan effective December 31, 2007.  The Plan covered the Company’s employees who met the minimum credited service requirements of the Plan.  The Plan was funded solely from employer contributions and income from investments.  The Company has made no contributions to the Plan since July 1996 and, at that time, all employees became 100% vested in their shares.  These shares have been distributed to each employee according to his or her direction and the applicable Plan rules and all participants with a balance were eligible for a distribution.  As of July 31, 2010, there was a balance of 41,318 shares of common stock remaining in the Plan. In October 2010, the Company liquidated the remaining shares and transferred the proceeds into separate IRA accounts in each of the remaining participants’ names.

13.	NET LOSS PER SHARE

The Company’s calculations of basic and diluted net loss per share applicable to common shareholders are as follows (in thousands, except per share amounts):

	Year Ended
	July 30,	July 31,
	2011	2010
Net loss from continuing operations	$(10,330)	$(9,237	)(a)
Net loss from discontinued operations	$(1,725)	$(12,357)

Basic and Diluted:
Weighted average number of shares outstanding	38,517	29,272

Basic and diluted loss per share from continuing operations	$(.27)	$(.32)
Basic and diluted net loss per share from discontinued operations	$(.04)	$(.42)
Total basic and diluted net loss per share	$(.31)	$(.74)
___________________________
(a)           Includes preferred stock dividend of $430.

There were 156,000 and 207,000 potentially dilutive shares that were not included in the computation of diluted net loss per share for the years ended July 30, 2011 and July 31, 2010, respectively, since their effect would be anti-dilutive.

For the year ended July 30, 2011, there were 2,326,000 shares of common stock issuable upon the exercise of stock options and 4,359,000 shares of common stock issuable upon the exercise of warrants that also were not included in the computation of diluted net loss per share since the respective exercise and conversion prices of these instruments exceeded the average market price of the common stock during the period.

For the year ended July 31, 2010, there were 1,718,000 shares of common stock issuable upon the exercise of stock options and 4,679,000 shares of common stock issuable upon the exercise of warrants that also were not included in the computation of diluted net loss per share since the respective exercise and conversion prices of these instruments exceeded the average market price of the common stock during the period.

FREDERICK’S OF HOLLYWOOD GROUP INC.
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

		Additions
	Balance at	Charges to			Balance
	Beginning	Costs and			at End of
Description	of Period	Expenses	Other	Deductions	Period

FISCAL YEAR ENDED JULY 30, 2011:

Sales return reserve	$868	$-	$-	$(74)	$794

Deferred tax valuation allowance	$22,081	$4,609	$-	$-	$26,690

Inventory reserves	$278	$269	$-	$-	$547

FISCAL YEAR ENDED JULY 31, 2010:

Sales return reserve	$947	$-	$-	$(79)	$868

Deferred tax valuation allowance	$16,861	$5,220	$-	$-	$22,081

Inventory reserves	$297	$-	$-	$(19)	$278

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 30, 2011 was made under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, they concluded that our disclosure controls and procedures were effective as of July 30, 2011.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 30, 2011.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended July 30, 2011, there has been no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

See Item 14.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14.

ITEM 14. – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Items 10, 11, 12, 13 and 14 will be contained in our definitive proxy statement for our fiscal year 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Exchange Act, and incorporated herein by reference.

PART IV

ITEM 15. – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)		The following documents are filed as part of this report:

	1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at July 30, 2011 and July 31, 2010

Consolidated Statements of Operations for the years ended July 30, 2011 and July 31, 2010

Consolidated Statements of Shareholders’ Equity for the years ended July 30, 2011 and July 31, 2010

Consolidated Statements of Cash Flows for the Years ended July 30, 2011 and July 31, 2010

Notes to Consolidated Financial Statements

	2.	Financial Statement Schedule:

For the fiscal years ended July 30, 2011 and July 31, 2010:

II – Valuation and Qualifying Accounts

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.  Columns omitted from schedules filed have been omitted because the information is not applicable.

3.          Exhibits:
EXHIBIT INDEX
EXHIBIT NUMBER	EXHIBIT	METHOD OF FILING
2.1	Asset Purchase Agreement by and between the Company and Dolce Vita Intimates LLC, dated as of October 27, 2010	Incorporated by reference as Exhibit 2.1 to Form 8-K dated October 27, 2010 and filed on October 28, 2010

3.1	Restated Certificate of Incorporation	Incorporated by reference as Exhibit 3.1 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

3.2	Amended and Restated Bylaws	Incorporated by reference as Exhibit 3.2 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

4.1	Specimen Common Stock Certificate	Incorporated by reference as Exhibit 4.1 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

EXHIBIT NUMBER	EXHIBIT	METHOD OF FILING
4.2	Form of Series A Warrant, dated March 16, 2010, issued to investors	Incorporated by reference as Exhibit 10.3 to Form 8-K dated March 16, 2010 and filed on March 22, 2010

4.3	Form of Series B Warrant, dated March 16, 2010, issued to investors	Incorporated by reference as Exhibit 10.4 to Form 8-K dated March 16, 2010 and filed on March 22, 2010

4.4
Form of Three-Year, Five-Year and Seven-Year Warrants, dated May 18, 2010, issued to Fursa Capital Partners LP, Fursa Master Rediscovered Opportunities L.P., Blackfriars Master Vehicle LLC – Series 2 and Fursa Master Global Event Driven Fund L.P.
Incorporated by reference as Exhibit A to Exhibit 10.1 to Form 8-K dated February 1, 2010 and filed on February 5, 2010

10.1	Amended and Restated 1988 Non-Qualified Stock Option Plan	Incorporated by reference as Exhibit 10.2 to Non-Qualified Stock Option Plan Form 10-K for fiscal year ended June 30, 2006 and filed on September 27, 2006

10.2	Amended and Restated 2000 Performance Equity Plan	Incorporated by reference as Exhibit 4.1 to Form S-8 and filed on July 28, 2008

10.3	Form of 2000 Plan Non-Employee Director Non-Qualified Stock Option Agreement	Incorporated by reference as Exhibit 10.14 to Form 8-K dated December 6, 2004 and filed on December 14, 2004

10.4	2003 Employee Equity Incentive Plan	Incorporated by reference as Exhibit 4.2 to Form S-8 and filed on July 28, 2008

10.5	2010 Long-Term Incentive Equity Plan	Incorporated by reference as Exhibit 4.1 to Form S-8 and filed on June 15, 2011

10.6	Form of 2010 Plan Employee Non-Qualified Stock Option Agreement	Incorporated by reference as Exhibit 10.1 to Form 8-K dated January 12, 2011 and filed on January 14, 2011

10.7	Form of 2010 Plan Non-Employee Director Non-Qualified Stock Option Agreement	Incorporated by reference as Exhibit 10.2 to Form 8-K dated January 12, 2011 and filed on January 14, 2011

10.8	Form of 2010 Plan Employee Restricted Stock Agreement	Incorporated by reference as Exhibit 10.3 to Form 8-K dated January 12, 2011 and filed on January 14, 2011

10.9	Form of 2010 Plan Non-Employee Director Restricted Stock Agreement	Incorporated by reference as Exhibit 10.4 to Form 8-K dated January 12, 2011 and filed on January 14, 2011

10.10	Non-Employee Director Compensation Plan effective January 1, 2005	Incorporated by reference as Exhibit 10.13 to Form 8-K dated December 6, 2004 and filed on December 14, 2004

EXHIBIT NUMBER	EXHIBIT	METHOD OF FILING

10.11	Annual Incentive Bonus Plan effective August 1, 2010	Incorporated by reference as Exhibit 10.4 to Form 8-K dated June 29, 2010 and filed on July 6, 2010

10.12	Registration Rights Agreement, dated as of January 28, 2008, by and among the Company, Fursa, Fursa Managed Accounts, Tokarz Investments and TTG Apparel	Incorporated by reference as Exhibit 10.3 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.13	Joinder, dated as of January 28, 2008, by the Company and Fursa	Incorporated by reference as Exhibit 10.5 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.14
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
Incorporated by reference as Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended January 23, 2010 and filed on March 8, 2010

10.15	Amendment No. 1, dated July 20, 2005, to the Fursa Term Loan Agreement	Incorporated by reference as Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended January 23, 2010 and filed on March 8, 2010

10.16	Amendment No. 2, dated November 23, 2005, to the Fursa Term Loan Agreement	Incorporated by reference as Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended January 23, 2010 and filed on March 8, 2010

10.17	Amendment No. 3, dated as of January 28, 2008, to the Fursa Term Loan Agreement	Incorporated by reference as Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended January 23, 2010 and filed on March 8, 2010

10.18
Debt Exchange and Preferred Stock Conversion Agreement, dated as of February 1, 2010, among the Company, Fursa Capital Partners LP, Fursa Master Rediscovered Opportunities L.P., Blackfriars Master Vehicle LLC – Series 2 and Fursa Master Global Event Driven Fund L.P.
Incorporated by reference as Exhibit 10.1 to Form 8-K dated February 1, 2010 and filed on February 5, 2010

10.19
Amended and Restated Financing Agreement dated as of January 28, 2008 by and among the Company and certain of its Subsidiaries, as Borrowers, the financial institutions from time to time party thereto and Wells Fargo Retail Finance II, LLC (“Wells Fargo”), as the Arranger and Agent (“Amended and Restated Financing Agreement”)
Incorporated by reference as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended January 23, 2010 and filed on March 8, 2010

10.20	First Amendment, dated as of September 9, 2008, to Amended and Restated Financing Agreement	Incorporated by reference as Exhibit 10.2 to Form 8-K dated September 21, 2009 and filed on September 23, 2009

EXHIBIT NUMBER	EXHIBIT	METHOD OF FILING
10.21	Second Amendment, dated as of September 21, 2009, to Amended and Restated Financing Agreement	Incorporated by reference as Exhibit 10.3 to Form 8-K dated September 21, 2009 and filed on September 23, 2009

10.22	Third Amendment, dated as of October 23, 2009, to Amended and Restated Financing Agreement	Incorporated by reference as Exhibit 10.24 to Annual Report on Form 10-K for the fiscal year ended July 25, 2009 and filed on October 23, 2009

10.23	Fourth Amendment, dated as of July 30, 2010, to Amended and Restated Financing Agreement	Incorporated by reference as Exhibit 10.8 to Form 8-K dated July 30, 2010 and filed on August 4, 2010

10.24	Fifth Amendment, dated as of September 22, 2011, to Amended and Restated Financing Agreement	Incorporated by reference as Exhibit 10.2 to Form 8-K dated September 22, 2011 and filed on September 26, 2011

10.25	Amended and Restated Revolving Credit Note, dated as of January 28, 2008, in the stated original principal amount of $25,000,000, executed by the Borrowers and payable to the order of Wells Fargo	Incorporated by reference as Exhibit 10.8 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.26	Security Agreement, dated as of January 28, 2008, by the Company in favor of Wells Fargo	Incorporated by reference as Exhibit 10.9 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.27	Pledge Agreement, dated as of January 28, 2008, by the Company in favor of Wells Fargo	Incorporated by reference as Exhibit 10.10 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.28	Assignment for Security (Trademarks), dated as of January 28, 2008, by the Company in favor of Wells Fargo	Incorporated by reference as Exhibit 10.11 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.29	Ratification and Reaffirmation Agreement, dated as of January 28, 2008, by the Borrowers (other than the Company) and Fredericks.com, Inc. in favor of Wells Fargo	Incorporated by reference as Exhibit 10.12 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.30	Amended and Restated Contribution Agreement, dated as of January 28, 2008, by the Borrowers and Fredericks.com, Inc. in favor of Wells Fargo	Incorporated by reference as Exhibit 10.14 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.31	Securities Purchase Agreement dated as of March 16, 2010, between the Company and certain investors	Incorporated by reference as Exhibit 10.1 to Form 8-K dated March 16, 2010 and filed on March 22, 2010

10.32	Registration Rights Agreement dated as of March 16, 2010, between the Company and certain investors	Incorporated by reference as Exhibit 10.1 to Form 8-K dated March 16, 2010 and filed on March 22, 2010

10.33
Financing Agreement dated as of July 30, 2010 by and among the Company and certain of its Subsidiaries, as Borrowers, the Lenders from time to time party thereto and Hilco Brands, LLC as Arranger and Agent (“Hilco”)
Incorporated by reference as Exhibit 10.1 to Form 8-K dated July 30, 2010 and filed on August 4, 2010

EXHIBIT NUMBER	EXHIBIT	METHOD OF FILING
10.34	Financing Agreement and Note Modification Agreement, dated as of July 29, 2011 by and among the Borrowers, the Lenders and Hilco	Incorporated by reference as Exhibit 10.2 to Form 8-K dated July 29, 2011 and filed on July 29, 2011

10.35	Guaranty, dated July 30, 2010, by Fredericks.com, Inc. in favor of each of the Lenders and Hilco	Incorporated by reference as Exhibit 10.2 to Form 8-K dated July 30, 2010 and filed on August 4, 2010

10.36	Secured Promissory Note, dated July 30, 2010, in the stated original principal amount of $7,000,000, executed by the Borrowers and payable to the order of Hilco	Incorporated by reference as Exhibit 10.3 to Form 8-K dated July 30, 2010 and filed on August 4, 2010

10.37	Security Agreement, dated July 30, 2010, by the Borrowers and Hilco	Incorporated by reference as Exhibit 10.4 to Form 8-K dated July 30, 2010 and filed on August 4, 2010

10.38	Agreement for Security (Trademarks), dated July 30, 2010, by the Borrowers in favor of Hilco	Incorporated by reference as Exhibit 10.5 to Form 8-K dated July 30, 2010 and filed on August 4, 2010

10.39	Agreement for Security (Copyrights), dated July 30, 2010, by the Borrowers in favor of Hilco	Incorporated by reference as Exhibit 10.6 to Form 8-K dated July 30, 2010 and filed on August 4, 2010

10.40	Intercreditor Agreement, dated as of July 30, 2010, between Wells Fargo and Hilco and acknowledged by the Borrowers	Incorporated by reference as Exhibit 10.7 to Form 8-K dated July 30, 2010 and filed on August 4, 2010

10.41	First Amendment to the Intercreditor Agreement, dated as of July 29, 2011, between Wells Fargo and Hilco and acknowledged by the Borrowers	Incorporated by reference as Exhibit 10.4 to Form 8-K dated July 29, 2011 and filed on July 29, 2011

10.42	Equity Incentive Agreement, dated as of January 28, 2008, between FOH Holdings, Inc. and Linda LoRe	Incorporated by reference as Exhibit 10.16 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.43	Employment Agreement, dated as of June 1, 2010, by and between the Company and Thomas Rende	Incorporated by reference as Exhibit 10.1 to Form 8-K, dated June 1, 2010 and filed on June 4, 2010

10.44	Non-Qualified Stock Option Agreement, dated as of December 10, 2004, between the Company and Thomas Rende and the Company	Incorporated by reference as Exhibit 10.18 to Form 8-K dated December 10, 2004 and filed on December 15, 2004

10.45	Non-Qualified Stock Option Agreement, dated as of October 13, 2006, between the Company and Thomas Rende	Incorporated by reference as Exhibit 10.24 to Form 8-K dated October 13, 2006 and filed on October 18, 2006

10.46	Stock Agreement, dated January 28, 2008, between the Company and Thomas Rende	Incorporated by reference as Exhibit 10.31 to Form 8-K, dated January 24, 2008 and filed on January 29, 2008.

10.47	Non-Qualified Stock Option Agreement, dated January 28, 2008, between the Company and Thomas Rende	Incorporated by reference as Exhibit 10.19 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

EXHIBIT NUMBER	EXHIBIT	METHOD OF FILING
10.48	Non-Qualified Stock Option Agreement, dated June 1, 2010, between the Company and Thomas Rende	Incorporated by reference as Exhibit 10.2 to Form 8-K, dated June 1, 2010 and filed on June 4, 2010

10.49	Restricted Stock Agreement, dated June 1, 2010, between the Company and Thomas Rende	Incorporated by reference as Exhibit 10.3 to Form 8-K, dated June 1, 2010 and filed on June 4, 2010

10.50	Employment Agreement, dated as of June 29, 2010, between the Company and Thomas Lynch	Incorporated by reference as Exhibit 10.1 to Form 8-K dated June 29, 2010 and filed on July 6, 2010

10.51	Stock Option Agreement, dated as of January 29, 2009, between the Company and Thomas Lynch	Incorporated by reference as Exhibit 10.2 to Form 8-K dated January 29, 2009 and filed on February 3, 2009

10.52	Restricted Stock Agreement between the Company and Thomas Lynch, dated as of January 29, 2009	Incorporated by reference as Exhibit 10.3 to Form 8-K dated January 29, 2009 and filed on February 3, 2009

10.53	Stock Option Agreement between the Company and Thomas Lynch, dated as of June 29, 2010	Incorporated by reference as Exhibit 10.2 to Form 8-K dated June 29, 2010 and filed on July 6, 2010

10.54	Restricted Stock Agreement between the Company and Thomas Lynch, dated as of June 29, 2010	Incorporated by reference as Exhibit 10.3 to Form 8-K dated June 29, 2010 and filed on July 6, 2010

10.55	Transition Services, Separation Agreement and General Release, dated as of August 19, 2011, between the Company and Linda LoRe	Incorporated by reference as Exhibit 10.1 to Form 8-K dated August 19, 2011 and filed on August 24, 2011

10.56	Employment Agreement, dated as of September 8, 2011 between the Company and Donald Jones	Incorporated by reference as Exhibit 10.1 to Form 8-K dated September 8, 2011 and filed on September 14, 2011

10.57	Stock Option Agreement, dated as of September 8, 2011 between the Company and Donald Jones	Incorporated by reference as Exhibit 10.2 to Form 8-K dated September 8, 2011 and filed on September 14, 2011

10.58	Restricted Stock Agreement, dated as of September 8, 2011 between the Company and Donald Jones	Incorporated by reference as Exhibit 10.3 to Form 8-K dated September 8, 2011 and filed on September 14, 2011

14	Amended and Restated Code of Ethics	Incorporated by Reference as Exhibit 14 to Form 8-K dated August 15, 2008 and filed on August 21, 2008

21	Subsidiaries of the Company	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification by Chief Executive Officer	Filed herewith

31.2	Certification by Principal Financial and Accounting Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 27, 2011	FREDERICK’S OF HOLLYWOOD GROUP INC.

	By:	/s/ THOMAS J. LYNCH
Thomas J. Lynch
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Lynch	Chairman and Chief Executive Officer	October 27, 2011
Thomas J. Lynch	(Principal Executive Officer)

/s/ Thomas Rende	Chief Financial Officer (Principal	October 27, 2011
Thomas Rende	Financial and Accounting Officer)

/s/ Peter Cole	Director	October 27, 2011
Peter Cole

/s/ John L. Eisel	Director	October 27, 2011
John L. Eisel

/s/ William F. Harley	Director	October 27, 2011
William F. Harley

/s/ Milton J. Walters	Director	October 27, 2011
Milton J. Walters