Form 10-Q
period 2011-10-29
FREDERICK'S OF HOLLYWOOD GROUP INC /NY/
filed 2011-12-13
CIK 93631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 29, 2011

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

The number of common shares outstanding on December 12, 2011 was 38,762,491.

FREDERICK’S OF HOLLYWOOD GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page
PART I.	Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at October 29, 2011 (Unaudited) and July 30, 2011 (Audited)	3

	Consolidated Statements of Operations (Unaudited) for the Three Months Ended October 29, 2011 and October 30, 2010	4

	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended October 29, 2011 and October 30, 2010	5

	Notes to Consolidated Unaudited Financial Statements	6 – 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 – 21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

PART II.	Other Information

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 6.	Exhibits	22

Signatures		23

PART  I.   FINANCIAL INFORMATION
Item 1.  Financial Statements

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	October 29,	July 30,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$556	$448
Accounts receivable	1,765	1,214
Income tax receivable	51	51
Merchandise inventories	18,462	14,816
Prepaid expenses and other current assets	2,429	2,108
Deferred income tax assets	68	68
Total current assets	23,331	18,705

PROPERTY AND EQUIPMENT, Net	8,375	8,925
INTANGIBLE ASSETS	18,259	18,259
OTHER ASSETS	662	588
TOTAL ASSETS	$50,627	$46,477

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Revolving credit facility	$9,745	$5,415
Accounts payable and other accrued expenses	23,274	21,250
Total current liabilities	33,019	26,665

DEFERRED RENT AND TENANT ALLOWANCES	4,635	4,749
TERM LOAN	7,640	7,527
OTHER	-	5
DEFERRED INCOME TAX LIABILITIES	7,372	7,372
TOTAL LIABILITIES	52,666	46,318

COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)	-	-

SHAREHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, $.01 par value – authorized, 10,000,000 shares at October 29, 2011 and July 30, 2011; issued and outstanding, none at October 29, 2011 and July 30, 2011	-	-
Common stock, $.01 par value – authorized, 200,000,000 shares at October 29, 2011 and July 30, 2011; issued and outstanding, 38,728,467 shares at October 29, 2011 and 38,637,363 shares at July 30, 2011	387	386
Additional paid-in capital	87,930	87,797
Accumulated deficit	(90,356)	(88,024)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIENCY)	(2,039)	159
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)	$50,627	$46,477

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	October 29,	October 30,
	2011	2010

Net sales	$28,363	$28,617
Cost of goods sold, buying and occupancy	18,803	17,148
Gross profit	9,560	11,469
Selling, general and administrative expenses	11,454	11,342
Operating income (loss)	(1,894)	127
Interest expense, net	421	399
Loss before income tax provision	(2,315)	(272)
Income tax provision	17	25
Net loss from continuing operations	(2,332)	(297)
Net loss from discontinued operations, net of tax benefit of $266 for the three months ended October 30, 2010	-	(933)
Net loss	$(2,332)	$(1,230)

Basic and diluted net loss per share from continuing operations	$(0.06)	$(0.01)
Basic and diluted net loss per share from discontinued operations	-	(0.02)
Total basic and diluted net loss per share	$(0.06)	$(0.03)

Weighted average shares outstanding – basic and diluted	38,693	38,349

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended
	October 29, 2011	October 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,332)	$(1,230)
Net loss from discontinued operations	-	(933)
Net loss from continuing operations	(2,332)	(297)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	665	842
Issuance of common stock for directors’ fees	13	19
Stock-based compensation expense	121	77
Amortization of deferred financing costs	53	34
Non-cash interest on term loan	113	110
Amortization of deferred rent and tenant allowances	(114)	-
Changes in operating assets and liabilities:
Accounts receivable	(551)	(659)
Merchandise inventories	(3,646)	(284)
Prepaid expenses and other current assets	(321)	(810)
Income tax receivable	-	51
Other assets	-	5
Accounts payable and other accrued expenses	1,899	(2,586)
Net cash used in operating activities of discontinued operations	(72)	(2,748)
Net cash used in operating activities	(4,172)	(6,246)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(36)	(19)
Net cash provided by investing activities of discontinued operations	-	4,219
Net cash provided by (used in) investing activities	(36)	4,200
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facility	4,330	(269)
Cash transferred out of a restricted account	-	4,660
Cash transferred into a restricted account	-	(2,302)
Repayment of capital lease obligation	(14)	(13)
Payment of deferred financing costs	-	(75)
Net cash provided by financing activities	4,316	2,001
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	108	(45)
CASH AND CASH EQUIVALENTS:
Beginning of period	448	536
End of period	$556	$491
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$252	$192
Taxes	$1	$5

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Fiscal Year – The Company’s fiscal year is the 52- or 53-week period ending on the last Saturday in July. References to the three months ended October 29, 2011 and October 30, 2010 refer to the 13-week periods then ended.  References to fiscal years 2012 and 2011 refer to the 52-week period ending July 28, 2012 and the 52-week period ended July 30, 2011, respectively.

Interim Financial Information – In the opinion of management, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of October 29, 2011 and the results of operations and cash flows for the three months ended October 29, 2011 and October 30, 2010.

The information set forth in these consolidated financial statements is unaudited except for the July 30, 2011 consolidated balance sheet data.  These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The results of operations for the three months ended October 29, 2011 are not necessarily indicative of the results to be expected for the full year.  This Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended July 30, 2011 included in the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 28, 2011.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition – The Company records revenue at the point of sale for Stores and at the time of estimated receipt by the customer for Direct sales.  Outbound shipping charges billed to customers are included in net sales.  The Company records an allowance for estimated returns from its customer in the period of sale based on prior experience.  At October 29, 2011 and July 30, 2011, the allowance for estimated returns was $940,000 and $794,000, respectively.  If actual returns are greater than expected, additional sales returns may be recorded in the future.  Sales are recorded net of sales taxes collected from customers at the time of the transaction.

The Company records other revenue for shipping revenue, commissions earned on direct sell-through programs on a net basis as the Company acts as an agent on behalf of the related vendor, and product sales to its license partner in the Middle East.  Product sales to the Company’s license partner are recognized upon delivery to the partner’s freight forwarder.  For the three months ended October 29, 2011 and October 30, 2010, total other revenue recorded in net sales in the accompanying consolidated unaudited statements of operations were $1,172,000 and $1,660,000, respectively.

Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreements. For the three months ended October 29, 2011 and October 30, 2010, licensing revenue recorded in net sales in the accompanying consolidated unaudited statements of operations were $17,000 and $10,000, respectively.

The Company recognizes the sales from gift cards, gift certificates, and store credits (“Gift Cards and Credits”) as they are redeemed for merchandise. Prior to redemption, the Company maintains a deferred revenue liability for Gift Cards and Credits until the Company is released from such liability. The Company’s Gift Cards and Credits do not have expiration dates; however, over time, a percentage of them are not redeemed or recovered (“breakage”). Breakage of $4,000 was recorded for the three months ended October 29, 2011.  No breakage was recorded for the three months ended October 30, 2010.  As the Company continues to evaluate its policy, if actual redemptions ultimately differ from the assumptions underlying the Company’s breakage adjustments or the Company’s future experience indicates the likelihood of redemption becomes remote at a different point in time after issuance, the Company may recognize further adjustments to its accruals for such deferred revenue, which could have an effect on the Company’s net sales and results of operations.

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

These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations and gross margins.  Markdowns are recorded when the sales value of the inventory has diminished.  Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends.  The Company reserves for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, and the age of the inventory.  If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.  Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Inventory reserves were $498,000 at October 29, 2011 and $547,000 at July 30, 2011.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit.  The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally less than three months.  The realization of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future gross profit of the related revenue.  Direct-response advertising costs of $1,947,000 and $1,476,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at October 29, 2011 and July 30, 2011, respectively. Management believes that they have appropriately determined the expected period of future benefit as of the date of the Company’s consolidated financial statements.  However, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.  Direct-response advertising expense for the three months ended October 29, 2011 and October 30, 2010 was $1,744,000 and $1,791,000, respectively.

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

Impairment of Long-Lived Assets – The Company reviews long-lived assets, including property and equipment and its amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows.  If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance.  Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required.  No impairment was recorded for the three months ended October 29, 2011 and October 30, 2010 related to these long-lived assets.

Intangible Assets – The Company has certain indefinite lived intangible assets, principally the Frederick’s of Hollywood trade name and domain names.  The Company’s intangible assets are comprised of $18,090,000 attributable to its trademark and $169,000 to its domain names as of October 29, 2011 and July 30, 2011. Applicable accounting guidance requires the Company not to amortize indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred.  No impairment was present and no write-down was required when the trademarks were reviewed for impairment in connection with the annual impairment test.  The fair value of the trademarks was determined using the relief-from-royalty method.  The relief-from-royalty method estimates the royalty expense that could be avoided in the operating business as a result of owning the respective asset or technology.  The royalty savings are measured, tax-effected and, thereafter, converted to present value with a discount rate that considers the risk associated with owning the intangible asset.  No impairment was recorded for the three months ended October 29, 2011 and October 30, 2010 related to these intangible assets.

Fair Value of Financial Instruments – The Company’s management believes the carrying amounts of cash and cash equivalents, accounts receivable, the Facility (as defined below in Note 5), accounts payable and accrued expenses approximate fair value due to their short maturity.

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

The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value of the Company’s Term Loan (as defined below in Note 5) was estimated using a discounted cash flow analysis with a yield rate based on current yields of similar instruments with comparable durations considering the creditworthiness of the issuer. At October 29, 2011, the estimated fair value of the Term Loan was $7,835,000 and is classified within Level 3 of the fair value hierarchy.

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

The following assumptions were used for options granted during the three months ended October 29, 2011:

Risk-free interest rate	1.41%
Expected life (years)	7
Expected volatility	74.43%
Dividend yield	0.0%

During the three months ended October 29, 2011, the Company issued 80,000 shares of restricted stock and granted options to purchase 150,000 shares of common stock under the 2010 Long-Term Equity Incentive Plan.  The restricted shares and options vest in two equal annual installments on the first and second anniversaries of the grant date.  The options are exercisable at $0.62 per share.

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

Supplemental Disclosure of Cash Flow Information – The Company had outstanding accounts payable and accrued expenses of $79,000 at October 29, 2011 related to purchases of property and equipment.  At July 30, 2011, there were no amounts outstanding in accounts payable and accrued expenses relating to purchases of property and equipment.  During the three months ended October 29, 2011, the Company incurred bank and legal fees in connection with amending the Facility (See Note 5).  The Company had outstanding accounts payable and accrued expenses of $127,000 at October 29, 2011 related to deferred financing fees classified as other assets on the consolidated balance sheets.

Reclassifications – The Company has revised its previously reported consolidated balance sheet for the year ended July 30, 2011 to combine “current liabilities from discontinued operations” with “accounts payable and other accrued expenses.”  This reclassification is not considered material to the consolidated financial statements.

Recently Issued Accounting Updates – In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”). ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards. The amendments in ASU No. 2011-04 change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Amendments in ASU No. 2011-04 include those that: (1) clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, and (2) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU No. 2011-04 to result in a change in the application of the requirements in Topic 820. ASU No. 2011-04 is effective during interim and annual periods beginning after December 15, 2011. Accordingly, the Company will adopt ASU No. 2011-04 commencing in the third quarter of fiscal year 2012. The Company does not expect the adoption of ASU No. 2011-04 to have a material impact on the Company’s consolidated financial statements.

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

Revenue from discontinued operations was $3,421,000 for the three months ended October 30, 2010.  For the three months ended October 30, 2010, net loss from discontinued operations, before recording the gain from the sale, was $2,003,000.  There was no activity related to discontinued operations during the three months ended October 29, 2011.

The remaining liabilities of the discontinued operations are comprised of accounts payable and accrued expenses as of October 29, 2011 and July 30, 2011 (See Note 4).  There were no assets remaining as of July 30, 2011 related to the discontinued operations.

4.	ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses at October 29, 2011 and July 30, 2011 consist of the following (in thousands):

	October 29, 2011	July 30, 2011
Accounts payable	$14,902	$12,395
Accrued payroll and benefits	1,030	1,474
Accrued vacation	1,176	1,204
Deferred revenue from gift cards, gift certificates, and store credits	1,436	1,427
Return reserves	940	794
Deferred revenue	343	393
Sales and other taxes payable	920	760
Current liabilities of discontinued operations	396	468
Miscellaneous accrued expense and other	2,131	2,335
Total	$23,274	$21,250

5.	FINANCING AGREEMENTS

Revolving Credit Facility

The Company and its subsidiaries (collectively, the “Borrowers”) have a senior revolving credit facility, as amended (“Facility”), with Wells Fargo Bank, National Association (“Wells Fargo”), which was scheduled to mature on January 28, 2012.  On September 22, 2011, the Facility was amended to, among other things: (i) extend the maturity date of the Facility from January 28, 2012 to January 28, 2013; (ii) reduce the line of credit commitment from $20 million to $12.5 million; (iii) reduce the letter of credit sublimit from $15 million to $10 million; (iv) increase the advance rates with respect to credit card receivables included in the borrowing base; and (v) reduce the minimum availability reserve requirement from $2 million to $1.5 million.

The Facility is secured by a second priority interest in all of the Borrowers’ intellectual property and a first priority security interest in substantially all of the Borrowers’ other assets.  The actual amount of credit available under the Facility is determined using measurements based on the Company’s receivables, inventory and other measures. Interest is payable monthly, in arrears, at the Wells Fargo prime rate plus between 125 and 175 basis points for base rate loans and at LIBOR plus between 250 and 300 basis points for LIBOR rate loans.  The applicable margin is based on borrowing base availability. There also is a fee of 50 basis points on any unused portion of the Facility.

In connection with the amendment to the Facility, the Company incurred a one-time amendment fee of $100,000, which will become due and payable upon the earlier of an Event of Default (as defined in the Financing Agreement) or February 29, 2012.

As of October 29, 2011, the Company had (i) $2,745,000 outstanding under the Facility at a base rate of 5.0% and (ii) $7,000,000 outstanding under the Facility at a LIBOR rate of 3.24%.  For the three months ended October 29, 2011, borrowings under the Facility peaked at $9,873,000 and the average borrowing during the period was approximately $7,755,000.  In addition, at October 29, 2011, the Company had $620,000 of outstanding letters of credit under the Facility.

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

The Facility contains customary representations and warranties, affirmative and restrictive covenants and events of default.  The restrictive covenants limit the Company’s ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, dispose of inventory, incur certain lease obligations, make capital expenditures, pay dividends, redeem or repurchase outstanding equity and issue capital stock.  In lieu of financial covenants, fixed charge coverage and overall debt ratios, the Company is required to maintain specified minimum availability reserves. At October 29, 2011, the Company was in compliance with the Facility’s covenants and minimum availability reserve requirements.

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

The Hilco Financing Agreement and other loan documents contain customary representations and warranties, affirmative and negative covenants and events of default substantially similar to those contained in the Facility, except that the Hilco Financing Agreement contains a debt service coverage ratio covenant, which was to become effective commencing for the fiscal year ended July 30, 2011.  However, on July 29, 2011, the Hilco Financing Agreement was amended to extend the date the debt service coverage ratio financial covenant becomes effective to the fiscal year ending July 28, 2012.  The restrictive covenants limit the Borrowers’ ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, dispose of inventory, incur certain lease obligations, make capital expenditures, pay dividends, redeem or repurchase outstanding equity and issue capital stock.  At October 29, 2011, the Company was in compliance with the Term Loan’s covenants.

To finance the amendment to extend the effective date of the debt service coverage ratio financial covenant, the principal amount of the Term Loan was increased by $100,000.  The Company treated the $100,000 extension fee as a deferred financing fee, which is included in other assets on the consolidated balance sheets.

For the three months ended October 29, 2011, the Company recorded interest expense of approximately $276,000, which is comprised of approximately $163,000 of Regular Interest and approximately $113,000 of PIK Interest.  For the three months ended October 30, 2010, the Company recorded interest expense of approximately $268,000, which is comprised of approximately $158,000 of Regular Interest and approximately $110,000 of PIK Interest.

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

The Company’s calculations of basic and diluted net loss per share applicable to common shareholders are as follows (in thousands, except per share amounts, which may not add due to rounding):

	Three Months Ended
	October 29,	October 30,
	2011	2010
Net loss from continuing operations	$(2,332)	$(297)
Net loss from discontinued operations	-	(933)
Total net loss	$(2,332)	$(1,230)

Basic and diluted weighted average number of shares outstanding	38,693	38,349

Basic and diluted net loss per share from continuing operations	$(0.06)	$(0.01)
Basic and diluted net loss per share from discontinued operations	-	(0.02)
Total basic and diluted net loss per share	$(0.06)	$(0.03)

There were 66,000 and 189,000 potentially dilutive shares that were not included in the computation of diluted net loss per share for the three months ended October 29, 2011 and October 30, 2010, respectively, since their effect would be anti-dilutive.

For the three months ended October 29, 2011, there were 2,891,000 shares of common stock issuable upon exercise of stock options and 4,044,000 shares of common stock issuable upon the exercise of warrants that also were not included in the computation of diluted net loss per share since the exercise prices of these instruments exceeded the average market price of the common stock during the period.

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

Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  These risks are included in “Item 1: Business,” “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended July 30, 2011.  In assessing forward-looking statements contained herein, readers are urged to carefully read those statements.  Among the factors that could cause actual results to differ materially are: competition; business conditions and industry growth; rapidly changing consumer preferences and trends; general economic conditions; working capital needs; continued compliance with government regulations; loss of key personnel; labor practices; product development; management of growth; increases of costs of operations or inability to meet efficiency or cost reduction objectives; timing of orders and deliveries of products; risks of doing business abroad; and our ability to protect our intellectual property.

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

Our Business

Frederick’s of Hollywood Group Inc., through its subsidiaries, sells women’s intimate apparel and related products under its proprietary Frederick’s of Hollywood® brand predominantly through its U.S. mall-based specialty retail stores, which are referred to as “Stores,” and through its catalog and website at www.fredericks.com, which are referred to collectively as “Direct.”  As of October 29, 2011, we operated 123 Frederick’s of Hollywood stores nationwide.

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

Operating Initiatives

While we continue to operate in a challenging macroeconomic environment, which has had a negative impact on our revenues, gross margins and earnings over the past few years, we are focused on executing the short and long term initiatives described below.  We cannot be certain that any of these initiatives will be successful, but, if successful, some may have an immediate impact on our operating results while others may have a more gradual one. These initiatives are as follows:

•
Improve sales and profitability.  We recently announced a change in leadership with the appointment of a new President and Chief Operating Officer, who is leading the effort to improve sales and profitability through:

o	a continued focus on merchandise trends and product mix;

o	ensuring inventory is maintained at sufficient levels;

o	increasing efficiencies in planning and allocation functions;

o	improving promotional planning and pricing; and

o	performing more detailed analyses on each store to improve operational efficiency and profitability.

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

Recent Developments

On November 30, 2011, we received a notice from the NYSE Amex indicating that, based on our shareholders’ equity as reported in our Form 10-K for the year ended July 30, 2011, we are not in compliance with Sections 1003(a)(i) and (ii) of the NYSE Amex Company Guide, having less than $2 million and $4 million of shareholders’ equity while sustaining losses from continuing operations and net losses in two out of our three most recent fiscal years, and net losses in three out of our four most recent fiscal years, respectively.  We have until January 6, 2012 to submit a plan to the NYSE Amex addressing how we intend to regain compliance with these continued listing standards within 18 months, or by May 30, 2013. We intend to submit a plan of compliance to the NYSE Amex by January 6, 2012.  Upon receipt of our plan, the NYSE Amex will evaluate it and make a determination as to whether we have made a reasonable demonstration of our ability to regain compliance with the continued listing standards, in which case the plan will be accepted.  If accepted, we will be able to continue our listing, during which time we will be subject to continued periodic review by the NYSE Amex staff.  If we do not submit a plan of compliance, or the plan is not accepted by the NYSE Amex, we will be subject to delisting procedures as set forth in Section 1010 and Part 12 of the Company Guide.

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

Our accounting policies are more fully described in Note 2 to the consolidated unaudited financial statements appearing elsewhere in this report. Management has identified certain critical accounting policies that are described below.

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

Revenue Recognition – We record revenue at the point of sale for Stores and at the time of estimated receipt by the customer for Direct sales.  Outbound shipping charges billed to customers are included in net sales.  We record an allowance for estimated returns from our customers in the period of sale based on prior experience.  At October 29, 2011 and July 30, 2011, the allowance for estimated returns was $940,000 and $794,000, respectively.  If actual returns are greater than expected, additional sales returns may be recorded in the future. Historically, management has found its return reserve to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.

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

These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations as well as gross margins. Markdowns are recorded when the sales value of the inventory has diminished.  Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends.  We reserve for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, and the age of the inventory.  If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.  Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Inventory reserves were $498,000 at October 29, 2011 and $547,000 at July 30, 2011.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit.  The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally less than three months.  The realizability of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future gross profit of the related revenue.  Direct-response advertising costs of $1,947,000 and $1,476,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at October 29, 2011 and July 30, 2011, respectively. Management believes that they have appropriately determined the expected period of future benefit as of the date of its consolidated financial statements; however, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.

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

The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance.  Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required.  No impairment was recorded for the three months ended October 29, 2011 and October 30, 2010 related to these long-lived assets.

Intangible Assets – We have certain indefinite lived intangible assets, principally the Frederick’s of Hollywood trade name and domain names. Applicable accounting guidance requires us not to amortize indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred.  No impairment was present and no write-down was required when the trademarks were reviewed for impairment in connection with the annual impairment test.  The fair value of the trademarks was determined using the relief-from-royalty method.  The relief-from-royalty method estimates the royalty expense that could be avoided in the operating business as a result of owning the respective asset or technology.  The royalty savings are measured, tax-effected and, thereafter, converted to present value with a discount rate that considers the risk associated with owning the intangible asset.  No impairment was recorded for the three months ended October 29, 2011 and October 30, 2010 related to these intangible assets.

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

The following table sets forth each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the consolidated unaudited financial statements included elsewhere in this report (in thousands, except for percentages, which percentages may not add due to rounding):

	Three Months Ended
	October 29, 2011		October 30, 2010
Net sales	$28,363	100.0%	$28,617	100.0%
Cost of goods sold, buying and occupancy	18,803	66.3%	17,148	60.0%
Gross profit	9,560	33.7%	11,469	40.0%
Selling, general and administrative expenses	11,454	40.4%	11,342	39.6%
Operating income (loss)	(1,894)	(6.7)%	127	0.4%
Interest expense, net	421	1.5%	399	1.4%
Loss before income tax provision	(2,315)	(8.2)%	(272)	(1.0)%
Income tax provision	17	0.1%	25	0.0%
Net loss from continuing operations	(2,332)	(8.2)%	(297)	(1.0)%
Net loss from discontinued operations, net of tax benefit	-	0.0%	(933)	(3.3)%
Net loss	$(2,332)	(8.2)%	$(1,230)	(4.3)%

Net Sales

Net sales for the three months ended October 29, 2011 and October 30, 2010 were as follows (in thousands):

	Three Months Ended
	October 29, 2011	October 30, 2010	Increase/ (Decrease)
Stores	$19,145	$18,436	$709
Direct	8,029	8,511	(482)
Licensing revenue	17	10	7
Other revenue	1,172	1,660	(488)
Total net sales	$28,363	$28,617	$(254)

Total store sales for the three months ended October 29, 2011 increased by $709,000, or 3.8%, as compared to the three months ended October 30, 2010.  Comparable store sales for the three months ended October 29, 2011 increased by $991,000, or 5.5%, as compared to the three months ended October 30, 2010.  These increases were primarily due to:

•
having sufficient inventory levels during the three months ended October 29, 2011 as compared to the same period in the prior year when our inventory levels were lower than optimal as a result of credit limits imposed by certain vendors prior to the sale of our wholesale division; and

•	an increase in promotional activity in order to stimulate sales.

These improvements were partially offset by:

•	lower consumer traffic at our stores as compared to the same period in the prior year; and

•	a reduction in the number of stores from 126 at October 30, 2010 to 123 at October 29, 2011.

Direct sales for the three months ended October 29, 2011 decreased by $482,000, or 5.7%, as compared to the three months ended October 30, 2010.  This decrease is primarily attributable to mailing fewer catalogs during the three months ended October 29, 2011 as compared to the same period in the prior year as part of our efforts to reduce catalog costs and reallocate resources to our website and online marketing initiatives.

Other revenue consists of shipping revenue, commissions earned on direct sell-through programs and breakage on gift cards.  Other revenue for the three months ended October 29, 2011 decreased by $488,000, or 29.4%, as compared to the three months ended October 30, 2010.  This decrease is primarily attributable to a reduction in shipping revenue due to increases in promotional shipping offers in order to stimulate sales.

Gross Profit

Gross margin (gross profit as a percentage of net sales) for the three months ended October 29, 2011 was 33.7% as compared to 40.1% for the three months ended October 30, 2010.  This decrease was due to the following:

•
Product costs as a percentage of sales increased by 5.9 percentage points for the three months ended October 29, 2011 as compared to the three months ended October 30, 2010.  This increase was due to an increase in product and shipping promotional offers and a $627,000 decrease in margin assistance from our vendors during the three months ended October 29, 2011 as compared to the same period in the prior year.

•	Other revenue decreased by $488,000 as described above, which had a negative impact on our gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended October 29, 2011 increased by $112,000 to $11,454,000, or 40.4% of sales, from $11,342,000, or 39.6% of sales, for the three months ended October 30, 2010.  This increase is primarily attributable to the following:

•
Expenses related to corporate overhead increased by $259,000 to $2,846,000 for the three months ended October 29, 2011 from $2,587,000 for the same period in the prior year.  This increase was primarily due to increases in general corporate expenses.

•	Store selling, general and administrative expenses increased by $78,000 to $5,088,000 for the three months ended October 29, 2011 from $5,010,000 for the same period in the prior year.

This increase was partially offset by the following decreases:

•
Direct selling, general and administrative expenses decreased by $124,000 to $3,408,000 for the three months ended October 29, 2011 from $3,532,000 for the same period in the prior year.  Catalog and related photography expenses decreased by $166,000 primarily as a result of mailing fewer catalogs as compared to the same period in the prior year.  This decrease was partially offset by an increase of $110,000 in online marketing expenses related to our efforts to increase our website and online marketing initiatives.

•
Brand marketing expenses decreased by $173,000 to $40,000 for the three months ended October 29, 2011 from $213,000 for the same period in the prior year.  The decrease was primarily due to a decrease in public promotional events and complimentary customer offerings as compared to the same period in the prior year.

Interest Expense, Net

For the three months ended October 29, 2011, net interest expense was $421,000 as compared to $399,000 for the three months ended October 30, 2010.  The increase resulted primarily from higher borrowings under our revolving credit facility (described below under “Revolving Credit Facility”).

Income Tax Provision

Our income tax provision for the three months ended October 29, 2011 and October 30, 2010 primarily represents minimum and net worth taxes due in various states.  Due to the uncertainty of realization in future periods, no tax benefit has been recognized on the net losses for these periods.  Accordingly, a full valuation allowance has been established on the current loss and all net deferred tax assets existing at the end of the period, excluding the deferred tax liability related to intangible assets, which have an indefinite life.

Discontinued Operations

During the fourth quarter of fiscal year 2010, we made a strategic decision to divest our wholesale division due to continuing losses and in order to focus on our core retail operations. On October 27, 2010, we completed the sale to Dolce Vita of substantially all of the assets of the wholesale division, except cash, accounts receivable and certain other assets.  Our wholesale division’s operations are classified as discontinued operations for all periods presented in the consolidated financial statements appearing elsewhere in this report.  Prior to the sale, our wholesale division incurred an operating loss of $2,003,000, which was offset by a gain of $1,070,000 on the sale to Dolce Vita, resulting in a net loss from discontinued operations of $933,000 for the three months ended October 30, 2010. There was no activity related to the wholesale division during the three months ended October 29, 2011 and no further losses are anticipated.

Liquidity and Capital Resources

Cash Used in Operations

Net cash used in operating activities for the three months ended October 29, 2011 was $4,172,000, resulting primarily from the following:

•	net losses for the three months ended October 29, 2011 of $2,332,000; and

•	an increase in inventory of $3,646,000, which resulted from normal seasonal inventory fluctuations.

These decreases in cash flow were partially offset by the following:

•	an increase in accounts payable and other accrued expenses of $1,899,000, which resulted primarily from higher inventory levels; and

•	non-cash expenses of $665,000 for depreciation and amortization.

Cash Used in Investing Activities

Cash used in investing activities for the three months ended October 29, 2011 was $36,000.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended October 29, 2011 was $4,316,000, which resulted primarily from net borrowings under the revolving credit facility of $4,330,000.

Revolving Credit Facility

We and certain of our subsidiaries have a senior revolving credit facility, as amended (“Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), which was scheduled to mature on January 28, 2012.  On September 22, 2011, the Facility was amended to, among other things: (i) extend the maturity date of the Facility from January 28, 2012 to January 28, 2013; (ii) reduce the line of credit commitment from $20 million to $12.5 million; (iii) reduce the letter of credit sublimit from $15 million to $10 million; (iv) increase the advance rates with respect to credit card receivables included in the borrowing base; and (v) reduce the minimum availability reserve requirement from $2 million to $1.5 million.

The Facility is secured by a second priority interest in all of the Borrowers’ intellectual property and a first priority security interest in substantially all of the Borrowers’ other assets.  The actual amount of credit available under the Facility is determined using measurements based on the Company’s receivables, inventory and other measures. Interest is payable monthly, in arrears, at the Wells Fargo prime rate plus between 125 and 175 basis points for base rate loans and at LIBOR plus between 250 and 300 basis points for LIBOR rate loans.  The applicable margin is based on borrowing base availability. There also is a fee of 50 basis points on any unused portion of the Facility.

In connection with the amendment to the Facility, we incurred a one-time amendment fee of $100,000, which will become due and payable upon the earlier of an Event of Default (as defined in the Financing Agreement) or February 29, 2012.

As of October 29, 2011, we had (i) $2,745,000 outstanding under the Facility at a base rate of 5.0% and (ii) $7,000,000 outstanding under the Facility at a LIBOR rate of 3.24%.  For the three months ended October 29, 2011, borrowings under the Facility peaked at $9,873,000 and the average borrowing during the period was approximately $7,755,000.  In addition, at October 29, 2011, we had $620,000 of outstanding letters of credit under the Facility.

The Facility contains customary representations and warranties, affirmative and restrictive covenants and events of default.  The restrictive covenants limit our ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, dispose of inventory, incur certain lease obligations, make capital expenditures, pay dividends, redeem or repurchase outstanding equity and issue capital stock.  In lieu of financial covenants, fixed charge coverage and overall debt ratios, we also are required to maintain specified minimum availability reserves. At October 29, 2011, we were in compliance with the Facility’s covenants and minimum availability reserve requirements.

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

For the three months ended October 29, 2011, we recorded interest expense of approximately $276,000, which is comprised of approximately $163,000 of Regular Interest and approximately $113,000 of PIK Interest.

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

The Hilco Financing Agreement and other loan documents contain customary representations and warranties, affirmative and negative covenants and events of default substantially similar to those contained in the Facility, except that the Hilco Financing Agreement contains a debt service coverage ratio covenant, which was to become effective commencing for the fiscal year ended July 30, 2011.  However, on July 29, 2011, the Hilco Financing Agreement was amended to extend the date the debt service coverage ratio financial covenant becomes effective to the fiscal year ending July 28, 2012.  To finance the amendment to extend the effective date of the debt service coverage ratio financial covenant, the principal amount of the Term Loan was increased by $100,000.  The restrictive covenants limit the Borrowers’ ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, dispose of inventory, incur certain lease obligations, make capital expenditures, pay dividends, redeem or repurchase outstanding equity and issue capital stock.  At October 29, 2011, we were in compliance with the Term Loan’s covenants.

Future Financing Requirements

As of October 29, 2011, our working capital deficiency increased by $1,728,000 to $9,688,000.  As our business continues to be effected by limited working capital, management plans to carefully manage working capital and believes that the available borrowings under the Facility, along with projected operating cash flows, will be sufficient to cover our working capital requirements and capital expenditures through the end of fiscal year 2012.  However, our ability to achieve our fiscal year 2012 business plan is critical to maintaining adequate liquidity, and there can be no assurance that we will be successful in our efforts.  We are actively seeking to raise additional capital through public or private financings, strategic relationships or other arrangements.  There can be no assurance that we will be able to obtain additional financing on acceptable terms, or at all.  Our failure to achieve our fiscal year 2012 business plan or to raise sufficient capital could have a material adverse effect on our business, results of operations and financial condition.

We expect our capital expenditures for fiscal year 2012 to be less than $1,000,000, primarily for improvements to our information technology systems, expenditures to support our website initiatives, store refurbishment costs, and other general corporate expenditures.

Off Balance Sheet Arrangements

We are not a party to any material off-balance sheet financing arrangements except relating to open letters of credit as described in Note 5, “Financing Agreements,” included in the notes to the consolidated unaudited financial statements contained elsewhere in this report, and Note 10 to the consolidated audited financial statements included in our Annual Report on Form 10-K for the year ended July 30, 2011.

Effect of New Accounting Standards

See Note 2, “Summary of Significant Accounting Policies,” included in the notes to the consolidated unaudited financial statements appearing elsewhere in this report for a discussion of recent accounting developments and their impact on our consolidated unaudited financial statements.  There has been no recently issued accounting updates that had a material impact on our consolidated unaudited financial statements for the three months ended October 29, 2011 or are expected to have an impact in the future.

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

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

We are exposed to interest rate risk associated with our Facility. As of October 29, 2011, we had (i) $2,745,000 outstanding under the Facility at a base rate of 5.0% and (ii) $7,000,000 outstanding under the Facility at a LIBOR rate of 3.24%. Interest accrues on outstanding borrowings under the Facility at an agreed to reference rate based on our borrowing base availability, which is, at our election, either the Wells Fargo prime rate plus between 125 and 175 basis points or LIBOR plus between 250 and 300 basis points.  For the three months ended October 29, 2011, borrowings under the Facility peaked at $9,873,000 and the average borrowing during the period was approximately $7,755,000.  An increase or decrease in the interest rate by 100 basis points from the levels at October 29, 2011 would increase or decrease annual interest expenses by approximately $97,000.

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

ITEM 4. – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 29, 2011.  Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

During the three months ended October 29, 2011, there were no changes made in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II             OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are involved from time to time in litigation incidental to our business.  We believe that the outcome of such litigation will not have a material adverse effect on our results of operations or financial condition.

ITEM 1A – RISK FACTORS

There are no material changes from the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on October 28, 2011.  Please refer to this section for disclosures regarding the risks and uncertainties in our business.

ITEM 6 – EXHIBITS

Exhibit No.	Description

31.1	Certification by Chief Executive Officer and Principal Executive Officer

31.2	Certification by Chief Financial Officer and Principal Accounting Officer

32	Section 1350 Certification

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the three months ended October 29, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (Unaudited), (iii) Consolidated Statements of Cash Flows (Unaudited) and (v) Notes to Consolidated Unaudited Financial Statements, as blocks of text and in detail.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*   As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FREDERICK’S OF HOLLYWOOD GROUP INC.

Date: December 13, 2011	By:	/s/ Thomas J. Lynch
THOMAS J. LYNCH
Chief Executive Officer and
Principal Executive Officer

Date: December 13, 2011	By:	/s/ Thomas Rende
THOMAS RENDE
Chief Financial Officer and
Principal Accounting Officer