Form 10-Q
period 2012-01-28
FREDERICK'S OF HOLLYWOOD GROUP INC /NY/
filed 2012-03-13
CIK 93631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 28, 2012

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

Yes ☐                  No ☒

The number of common shares outstanding on March 8, 2012 was 38,927,794.

FREDERICK’S OF HOLLYWOOD GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page

PART I.	Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at January 28, 2012 (Unaudited) and July 30, 2011 (Audited)	3

	Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended January 28, 2012 and January 29, 2011	4

	Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended January 28, 2012 and January 29, 2011	5

	Notes to Consolidated Unaudited Financial Statements	6 – 13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23-24

PART II.	Other Information

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 6.	Exhibits	24

Signatures		25

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

FREDERICK’S OF HOLLYWOOD GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	January 28,	July 30,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$322	$448
Accounts receivable	1,107	1,214
Income tax receivable	51	51
Merchandise inventories	18,306	14,816
Prepaid expenses and other current assets	2,249	2,108
Deferred income tax assets	68	68
Total current assets	22,103	18,705

PROPERTY AND EQUIPMENT, Net	7,807	8,925
INTANGIBLE ASSETS	18,259	18,259
OTHER ASSETS	590	588
TOTAL ASSETS	$48,759	$46,477

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Revolving credit facility	$9,189	$5,415
Accounts payable and other accrued expenses	25,652	21,250
Total current liabilities	34,841	26,665

DEFERRED RENT AND TENANT ALLOWANCES	4,182	4,749
TERM LOAN	7,755	7,527
OTHER	-	5
DEFERRED INCOME TAX LIABILITIES	7,372	7,372
TOTAL LIABILITIES	54,150	46,318

COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)	-	-

SHAREHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, $.01 par value – authorized, 10,000,000 shares at January 28, 2012 and July 30, 2011; issued and outstanding, none at January 28, 2012 and July 30, 2011	-	-

Common stock, $.01 par value – authorized, 200,000,000 shares at January 28, 2012 and July 30, 2011; issued and outstanding, 38,906,491 shares at January 28, 2012 and 38,637,363 shares at July 30, 2011	389	386
Additional paid-in capital	88,114	87,797
Accumulated deficit	(93,894)	(88,024)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIENCY)	(5,391)	159
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)	$48,759	$46,477

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	January 28,	January 29,	January 28,	January 29,
	2012	2011	2012	2011

Net sales	$32,520	$32,582	$60,883	$61,199
Cost of goods sold, buying and occupancy	22,381	21,167	41,184	38,315
Gross profit	10,139	11,415	19,699	22,884
Selling, general and administrative expenses	13,229	13,850	24,683	25,192
Operating loss	(3,090)	(2,435)	(4,984)	(2,308)
Interest expense, net	431	344	852	743
Loss before income tax provision	(3,521)	(2,779)	(5,836)	(3,051)
Income tax provision	17	15	34	40
Net loss from continuing operations	(3,538)	(2,794)	(5,870)	(3,091)
Net loss from discontinued operations, net of tax benefit of $0 and $266 for the three and six months ended January 29, 2011, respectively	-	(460)	-	(1,393)
Net loss	$(3,538)	$(3,254)	$(5,870)	$(4,484)
Basic and diluted net loss per share from continuing operations	$(0.09)	$(0.07)	$(0.15)	$(0.08)
Basic and diluted net loss per share from discontinued operations	-	(0.01)	-	(0.04)
Total basic and diluted net loss per share	$(0.09)	$(0.08)	$(0.15)	$(0.12)

Weighted average shares outstanding – basic and diluted	38,790	38,453	38,742	38,401

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended
	January 28, 2012	January 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,870)	$(4,484)
Net loss from discontinued operations	-	(1,393)
Net loss from continuing operations	(5,870)	(3,091)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,316	1,611
Issuance of common stock for directors’ fees	26	111
Stock-based compensation expense	294	388
Amortization of deferred financing costs	120	68
Non-cash interest on term loan	228	213
Amortization of deferred rent and tenant allowances	(567)	(17)
Changes in operating assets and liabilities:
Accounts receivable	107	(133)
Merchandise inventories	(3,490)	(1,626)
Prepaid expenses and other current assets	(141)	(540)
Income tax receivable	-	42
Other assets	5	215
Accounts payable and other accrued expenses	4,381	(2,613)
Net cash used in operating activities of discontinued operations	(112)	(2,595)
Net cash used in operating activities	(3,703)	(7,967)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(141)	(63)
Net cash provided by investing activities of discontinued operations	-	4,469
Net cash provided by (used in) investing activities	(141)	4,406
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facility	3,774	(1,259)
Cash transferred out of a restricted account	-	4,660
Repayment of capital lease obligation	(29)	(33)
Payment of deferred financing costs	(27)	(75)
Net cash provided by financing activities	3,718	3,293
NET DECREASE IN CASH AND CASH EQUIVALENTS	(126)	(268)
CASH AND CASH EQUIVALENTS:
Beginning of period	448	536
End of period	$322	$268
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$507	$414
Taxes	$14	$14

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

Description of Business – Frederick’s of Hollywood Group Inc. (the “Company”), through its subsidiaries, sells women’s intimate apparel and related products under its proprietary Frederick’s of Hollywood® brand predominantly through U.S. mall-based specialty stores, which are referred to as “Stores,” and through its catalog and website at www.fredericks.com, which are referred to collectively as “Direct.”

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

Fiscal Year – The Company’s fiscal year is the 52- or 53-week period ending on the last Saturday in July. References to the three months ended January 28, 2012 and January 29, 2011 or the second quarter of fiscal years 2012 and 2011 refer to the thirteen-week periods then ended. References to fiscal years 2012 and 2011 refer to the 52-week period ending July 28, 2012 and the 52-week period ended July 30, 2011, respectively.

Interim Financial Information – In the opinion of management, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of January 28, 2012 and the results of operations and cash flows for the three and six months ended January 28, 2012 and January 29, 2011.

The information set forth in these consolidated financial statements is unaudited except for the July 30, 2011 consolidated balance sheet data. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for the three and six months ended January 28, 2012 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended July 30, 2011 included in the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 28, 2011.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition – The Company records revenue at the point of sale for Stores and at the time of estimated receipt by the customer for Direct sales. Outbound shipping charges billed to customers are included in net sales. The Company records an allowance for estimated returns from its customers in the period of sale based on prior experience. At January 28, 2012 and July 30, 2011, the allowance for estimated returns was $905,000 and $794,000, respectively. If actual returns are greater than expected, additional sales returns may be recorded in the future. Sales are recorded net of sales taxes collected from customers at the time of the transaction.

The Company records other revenue for shipping revenue, commissions earned on direct sell-through programs on a net basis as the Company acts as an agent on behalf of the related vendor, and product sales to its license partner in the Middle East. Product sales to the Company’s license partner are recognized upon delivery to the partner’s freight forwarder. For the three months ended January 28, 2012 and January 29, 2011, total other revenue recorded in net sales in the accompanying consolidated unaudited statements of operations was $1,368,000 and $1,552,000, respectively. For the six months ended January 28, 2012 and January 29, 2011, total other revenue recorded in net sales in the accompanying consolidated unaudited statements of operations was $2,540,000 and $3,212,000, respectively.

Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreements. For the three months ended January 28, 2012 and January 29, 2011, licensing revenue recorded in net sales in the accompanying consolidated unaudited statements of operations was $8,000 and $27,000, respectively. For the six months ended January 28, 2012 and January 29, 2011, licensing revenue recorded in net sales in the accompanying consolidated unaudited statements of operations was $25,000 and $37,000, respectively.

The Company recognizes the sales from gift cards, gift certificates, and store credits (“Gift Cards and Credits”) as they are redeemed for merchandise. Prior to redemption, the Company maintains a deferred revenue liability for Gift Cards and Credits until the Company is released from such liability. The Company’s Gift Cards and Credits do not have expiration dates; however, over time, a percentage of them are not redeemed or recovered (“breakage”). The Company began recording breakage for the year ended July 30, 2011 following an initial evaluation using historical redemption trend data to determine that the likelihood of the redemption of certain unredeemed Gift Cards and Credits is remote. Breakage of $42,000 and $46,000 was recorded for the three and six months ended January 28, 2012, respectively. No breakage was recorded for the three and six months ended January 29, 2011. The Company continues to evaluate its historical redemption trends. If these trends ultimately differ from the assumptions underlying the Company’s breakage adjustments or the Company’s future experience indicates the likelihood of redemption becomes remote at a different point in time after issuance, the Company may recognize further adjustments to its accruals for such deferred revenue, which could have an effect on the Company’s net sales and results of operations.

Merchandise Inventories – Stores inventories are valued at the lower of cost or market using the retail inventory first-in, first-out (“FIFO”) method, and Direct inventories are valued at the lower of cost or market, on an average cost basis that approximates the FIFO method. Stores and Direct inventories consist entirely of finished goods. Freight costs are included in inventory and vendor promotional allowances are recorded as a reduction in inventory cost.

These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations and gross margins. Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends. The Company reserves for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, and the age of the inventory. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. Inventory reserves were $343,000 at January 28, 2012 and $547,000 at July 30, 2011.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit. The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally less than three months. The realizability of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future gross profit of the related revenue. Direct-response advertising costs of $1,723,000 and $1,476,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at January 28, 2012 and July 30, 2011, respectively. Management believes that they have appropriately determined the expected period of future benefit as of the date of the Company’s consolidated financial statements. However, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis. Direct-response advertising expense for the three months ended January 28, 2012 and January 29, 2011 were $2,425,000 and $2,873,000, respectively. Direct response advertising expense for the six months ended January 28, 2012 and January 29, 2011 was $4,169,000 and $4,664,000, respectively.

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

The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance. Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required. No impairment was recorded for the three and six months ended January 28, 2012 and January 29, 2011 related to these long-lived assets.

Intangible Assets – The Company has certain indefinite lived intangible assets, principally the Frederick’s of Hollywood trade name and domain names. The Company’s intangible assets are comprised of $18,090,000 attributable to its trademark and $169,000 attributable to its domain names as of January 28, 2012 and July 30, 2011. Applicable accounting guidance requires the Company not to amortize indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred. No impairment was present and no write-down was required when the trademarks were reviewed for impairment in connection with the fourth quarter fiscal 2011 annual impairment test. The fair value of the trademarks was determined using the relief-from-royalty method. The relief-from-royalty method estimates the royalty expense that could be avoided in the operating business as a result of owning the respective asset or technology. The royalty savings are measured, tax-effected and, thereafter, converted to present value with a discount rate that considers the risk associated with owning the intangible asset. No impairment was recorded for the three and six months ended January 28, 2012 and January 29, 2011 related to these intangible assets.

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

The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value of the Company’s Term Loan (as defined below in Note 5) was estimated using a discounted cash flow analysis with a yield rate based on current yields of similar instruments with comparable durations considering the creditworthiness of the issuer. At January 28, 2012, the estimated fair value of the Term Loan was $7,927,000 and is classified within Level 3 of the fair value hierarchy.

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

The following assumptions were used for stock options granted during the six months ended January 28, 2012 and January 29, 2011:

	2012	2011
Risk-free interest rate	1.34 – 1.41%	2.7%
Expected life (years)	7	7
Expected volatility	74.4 – 76.1%	74.5%
Dividend yield	0.0%	0.0%

During the six months ended January 28, 2012, the Company issued an aggregate of 230,000 shares of restricted stock and granted options to purchase an aggregate of 500,000 shares of common stock under the Company’s 2010 Long-Term Equity Incentive Plan. 50,000 of the restricted shares vested on the grant date, 80,000 of the restricted shares will vest in two equal annual installments in the first quarter of each of fiscal years 2013 and 2014, and 100,000 of the restricted shares will vest in two equal annual installments in the second quarter of each of fiscal years 2013 and 2014. Options to purchase 150,000 shares are exercisable at $0.62 per share and will vest in two equal annual installments in the first quarter of each of fiscal years 2013 and 2014. Options to purchase 350,000 shares are exercisable at $0.40 per share, with 1/3 vesting on the grant date and the second quarter of each of fiscal years 2013 and 2014.

During the six months ended January 29, 2011, the Company issued an aggregate of 189,000 shares of restricted stock and granted options to purchase an aggregate of 441,000 shares of common stock under the Company’s 2010 Long-Term Equity Incentive Plan. 63,000 of the restricted shares and 147,000 of the stock options vested on the grant date and the remaining shares and options will vest two equal annual installments in the second quarter of each of fiscal years 2012 and 2013. The stock options granted during the second quarter of fiscal year 2011 are exercisable at $1.05 per share.

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

Supplemental Disclosure of Cash Flow Information – The Company had outstanding accounts payable and accrued expenses of $57,000 at January 28, 2012 related to purchases of property and equipment. At July 30, 2011, there were no amounts outstanding in accounts payable and accrued expenses relating to purchases of property and equipment. During the six months ended January 28, 2012, the Company incurred bank and legal fees in connection with amending the Facility (See Note 5). The Company had outstanding accounts payable and accrued expenses of $100,000 at January 28, 2012 related to deferred financing fees classified as other assets on the consolidated balance sheets.

Reclassifications – The Company has revised its previously reported consolidated balance sheet for the year ended July 30, 2011 to combine “current liabilities from discontinued operations” with “accounts payable and other accrued expenses.” This reclassification is not considered material to the consolidated financial statements.

Recently Issued Accounting Updates – In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards. The amendments in ASU 2011-04 change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Amendments in ASU 2011-04 include those that: (1) clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, and (2) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change in the application of the requirements in Topic 820. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. Accordingly, the Company will adopt ASU 2011-04 commencing in the third quarter of fiscal year 2012. The Company does not expect the adoption of ASU 2011-04 to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” (“ASU 2011-12”), which defers only those changes in ASU 2011-05 related to the presentation of reclassification adjustments in order to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of the reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. ASU 2011-12 is effective at the same time as ASU 2011-05 and until determined, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. The Company does not expect the adoption of ASU 2011-12 to have a material impact on the Company’s consolidated financial statements.

3.	DISCONTINUED OPERATIONS

On October 27, 2010, the Company entered into and consummated the transactions contemplated by an Asset Purchase Agreement (the “Purchase Agreement”) with Dolce Vita, pursuant to which the Company sold to Dolce Vita substantially all of the assets of the wholesale division, except cash, accounts receivable and certain other assets.

The assets were purchased for an aggregate purchase price of approximately $4,469,000, subject to adjustment as provided in the Purchase Agreement. The Company recorded a gain of approximately $1,070,000 as a result of the sale, which is net of approximately $225,000 earned by Avalon Securities Ltd., the Company’s investment banking firm, upon consummation of the transaction. Revenue from discontinued operations was $0 and $3,421,000 for the three and six months ended January 29, 2011. For the three months ended January 29, 2011, net loss from discontinued operations was $460,000. For the six months ended January 29, 2011, net loss from discontinued operations, before recording the gain from the sale, was $2,463,000. There was no activity related to discontinued operations during the three and six months ended January 28, 2012.

The remaining liabilities of the discontinued operations are comprised of accounts payable and accrued expenses as of January 28, 2012 and July 30, 2011 (See Note 4). There were no assets remaining as of July 30, 2011 related to the discontinued operations.

4.	ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses at January 28, 2012 and July 30, 2011 consist of the following (in thousands):

	January 28, 2012	July 30, 2011
Accounts payable	$16,538	$12,395
Accrued payroll and benefits	1,833	1,474
Accrued vacation	965	1,204
Deferred revenue from gift cards, gift certificates, and store credits	1,550	1,427
Return reserves	905	794
Deferred revenue	711	393
Sales and other taxes payable	881	760
Current liabilities of discontinued operations	350	468
Miscellaneous accrued expense and other	1,919	2,335
Total	$25,652	$21,250

5.	FINANCING AGREEMENTS

Revolving Credit Facility

The Company and its subsidiaries (collectively, the “Borrowers”) have a senior revolving credit facility, as amended (“Facility”), with Wells Fargo Bank, National Association (“Wells Fargo”), which was scheduled to mature on January 28, 2012. On September 22, 2011, the Facility was amended to, among other things: (i) extend the maturity date of the Facility from January 28, 2012 to January 28, 2013; (ii) reduce the line of credit commitment from $20 million to $12.5 million; (iii) reduce the letter of credit sublimit from $15 million to $10 million; (iv) increase the advance rates with respect to credit card receivables included in the borrowing base; and (v) reduce the minimum availability reserve requirement from $2 million to $1.5 million. In connection with the amendment to the Facility, the Company incurred a one-time amendment fee of $100,000, which was paid on February 28, 2012.

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

As of January 28, 2012, the Company had (i) $2,189,000 outstanding under the Facility at a base rate of 5.0% and (ii) $7,000,000 outstanding under the Facility at a LIBOR rate of 3.3%. For the six months ended January 28, 2012, borrowings under the Facility peaked at $10,868,000 and the average borrowing during the period was approximately $8,397,000. In addition, at January 28, 2012, the Company had $620,000 of outstanding letters of credit under the Facility.

As of January 29, 2011, the Company had $2,010,000 outstanding under the Facility at a rate of 5.0%. For the six months ended January 29, 2011, borrowings under the Facility peaked at $5,698,000 and the average borrowing during the period was approximately $3,176,000. In addition, at January 29, 2011, the Company had $620,000 of outstanding letters of credit under the Facility.

The Facility contains customary representations and warranties, affirmative and restrictive covenants and events of default. The restrictive covenants limit the Company’s ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, dispose of inventory, incur certain lease obligations, make capital expenditures, pay dividends, redeem or repurchase outstanding equity and issue capital stock. In lieu of financial covenants, fixed charge coverage and overall debt ratios, the Company is required to maintain specified minimum availability reserves. At January 28, 2012, the Company was in compliance with the Facility’s affirmative and restrictive covenants and minimum availability reserve requirements.

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

The Hilco Financing Agreement and other loan documents contain customary representations and warranties, affirmative and negative covenants and events of default substantially similar to those contained in the Facility, except that the Hilco Financing Agreement contains a debt service coverage ratio covenant, which was to become effective commencing for the fiscal year ended July 30, 2011. However, on July 29, 2011, the Hilco Financing Agreement was amended to extend the date the debt service coverage ratio financial covenant becomes effective to the fiscal year ending July 28, 2012. The restrictive covenants limit the Borrowers’ ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, dispose of inventory, incur certain lease obligations, make capital expenditures, pay dividends, redeem or repurchase outstanding equity and issue capital stock. At January 28, 2012, the Company was in compliance with the Term Loan’s covenants.

To finance the amendment to extend the effective date of the debt service coverage ratio financial covenant, the principal amount of the Term Loan was increased by $100,000. The Company treated the $100,000 extension fee as a deferred financing fee, which is included in other assets on the consolidated balance sheets.

For the three months ended January 28, 2012, the Company recorded interest expense of approximately $275,000, which is comprised of approximately $160,000 of Regular Interest and approximately $115,000 of PIK Interest. For the six months ended January 28, 2012, the Company recorded interest expense of approximately $551,000, which is comprised of approximately $323,000 of Regular Interest and approximately $228,000 of PIK Interest.

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

6.	COMMITMENTS AND CONTINGENCIES

On February 2, 2012, a former California store employee filed a purported class action lawsuit in the California Superior Court, County of San Francisco, naming Frederick’s of Hollywood, Inc., one of the Company’s subsidiaries, as a defendant (Michelle Weber, on behalf of herself and all others similarly situated v. Frederick’s of Hollywood, Inc., Case No. CGC-12-517909). The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California’s Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit (the class being defined as all California retail store hourly employees), unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. The Company contests these allegations and intends to vigorously defend the lawsuit. This lawsuit is in its early stage and the Company is unable to estimate its potential liability in the event of an unfavorable outcome with respect to these allegations.

The Company also is involved from time to time in litigation incidental to its business. The Company believes that the outcome of such litigation will not have a material adverse effect on its results of operations or financial condition.

7.	NET LOSS PER SHARE

The Company’s calculations of basic and diluted net loss per share are as follows (in thousands, except per share amounts, which may not add due to rounding):

	Three Months Ended		Six Months Ended
	January 28,	January 29,	January 28,	January 29,
	2012	2011	2012	2011
Net loss from continuing operations	$(3,538)	$(2,794)	$(5,870)	$(3,091)
Net loss from discontinued operations	-	(460)	-	(1,393)
Total net loss	$(3,538)	$(3,254)	$(5,870)	$(4,484)

Basic and diluted weighted average number of shares outstanding	38,790	38,453	38,742	38,401

Basic and diluted net loss per share from continuing operations	$(0.09)	$(0.07)	$(0.15)	$(0.08)
Basic and diluted net loss per share from discontinued operations	-	(0.01)	-	(0.04)
Total basic and diluted net loss per share	$(0.09)	$(0.08)	$(0.15)	$(0.12)

There were 13,000 and 39,000 potentially dilutive shares that were not included in the computation of diluted net loss per share for the three and six months ended January 28, 2012, respectively, since their effect would be anti-dilutive. There were 203,000 and 196,000 potentially dilutive shares that were not included in the computation of diluted net loss per share for the three and six months ended January 29, 2011, respectively, since their effect would be anti-dilutive.

For the three and six months ended January 28, 2012, there were 2,817,000 and 2,854,000 shares of common stock issuable upon exercise of stock options, respectively, and 4,044,000 shares of common stock issuable upon the exercise of warrants that were not included in the computation of diluted net loss per share since the exercise prices of these instruments exceeded the average market price of the common stock during the period.

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

Our Business

Frederick’s of Hollywood Group Inc., through its subsidiaries, sells women’s intimate apparel and related products under its proprietary Frederick’s of Hollywood® brand predominantly through its U.S. mall-based specialty retail stores, which are referred to as “Stores,” and through its catalog and website at www.fredericks.com, which are referred to collectively as “Direct.” As of January 28, 2012, we operated 122 Frederick’s of Hollywood stores in 29 states.

We also have a license agreement with a subsidiary of Emirates Associated Business Group (“EABG”), which provides for EABG to build and operate Frederick’s of Hollywood retail stores in the Middle East. The flagship store in Abu Dhabi opened in July 2011 and three additional stores are expected to open in the United Arab Emirates in fiscal year 2012. In addition, we selectively license the right to use the Frederick’s of Hollywood® brand and logo on specified categories of products manufactured and sold by other companies. Our licensed merchandise categories currently include sexy Halloween costumes, jewelry, accessories, bed and bath items and beach towels. In October 2011, we terminated our swimwear license. Our swimwear line is currently managed in-house.

Operating Initiatives

Our efforts remain focused on executing the short and long term initiatives described below. We cannot be certain that any of these initiatives will be successful, but, if successful, some may have an immediate impact on our operating results while others may have a more gradual one. These initiatives are as follows:

•	Improve sales and profitability. We are continuing to work on improving sales and profitability through:

o	a continued focus on merchandise trends and product mix. For example, we recently launched our new denim collection, which is currently available for purchase in stores and online. We also recently expanded our dress offerings into all of our stores whereas previously they were only available online and in a limited number of stores;

o	ensuring inventory is maintained at sufficient levels;

o	increasing efficiencies in planning and allocation functions;

o	improving promotional planning and pricing; and

o	performing detailed analyses on each store to improve operational efficiency and profitability.

•	Utilize cost-effective marketing initiatives to drive traffic to our stores and website and increase conversion rates. As our catalog operations have evolved over the past few years to serve more as a medium to drive traffic to our website and stores than as a revenue generator, we have been able to reduce catalog costs and reallocate resources to our website and online marketing efforts. We are continuing to strategically review our Direct marketing strategy in order to find ways to increase conversion rates and drive more profitable sales.

•	Continue to enhance our website’s functionality and content to improve the customer experience. We are continuing to improve current functionality and content to our website and add new functionality as it becomes available. We also continually analyze the shopping experience in an effort to display the most appealing imagery and simplify the purchasing process.

•	Develop Frederick’s of Hollywood into an expanded sexy lifestyle brand through store and product licensing arrangements, both internationally and domestically.

o	In March 2011, we announced our international expansion plans and entered into an exclusive, multi-year licensing agreement with EABG, which provides for EABG to build and operate Frederick’s of Hollywood retail stores in the Middle East. We are currently exploring opportunities with other international partners to expand in areas such as Brazil, Russia, India, China and Germany.

o	We currently have license agreements in place for sexy Halloween costumes, jewelry, accessories, bed and bath items and beach towels. In October 2011, we terminated our swimwear license. Our swimwear line is currently managed in-house. Our current license agreements, together with our terminated swimwear license, represented less than 1% of our total sales in fiscal year 2011. We are in the process of evaluating our long term product licensing strategy.

•	Close underperforming stores. During the second quarter of fiscal year 2012, we successfully negotiated the termination of leases for three of our poorest performing stores. One of these stores closed at the end of January and two closed at the end of February. For fiscal year 2011, these three stores had an aggregate four wall cash flow loss of $630,000. We are continuing to explore ways to improve our real estate portfolio through negotiations with our landlords. In addition, we are seeking ways to profitably expand our store base.

Recent Developments

On November 30, 2011, we received a notice from the NYSE Amex LLC (the “Exchange”) indicating that we were not in compliance with Section 1003(a)(i) of the Exchange Company Guide since we reported shareholders’ equity of less than $2 million at July 30, 2011 and losses from continuing operations and net losses in two of our three most recent fiscal years then ended, and Section 1003(a)(ii) of the Company Guide with shareholders’ equity of less than $4 million at July 30, 2011 and losses from continuing operations and net losses in three of our four most recent fiscal years then ended. We were afforded the opportunity to submit a plan to regain compliance and on January 6, 2012 presented our plan to the Exchange.

On February 3, 2012, the Exchange notified us that it had accepted our plan of compliance and granted us an extension until May 30, 2013 to evidence compliance with Sections 1003(a)(i) and (ii) of the Company Guide. We will be subject to periodic review by the Exchange Staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Exchange initiating delisting proceedings pursuant to Section 1009 of the Company Guide.

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

Revenue Recognition – We record revenue at the point of sale for Stores and at the time of estimated receipt by the customer for Direct sales. Outbound shipping charges billed to customers are included in net sales. We record an allowance for estimated returns from our customers in the period of sale based on prior experience. At January 28, 2012 and July 30, 2011, the allowance for estimated returns was $905,000 and $794,000, respectively. If actual returns are greater than expected, additional sales returns may be recorded in the future. Historically, management has found its return reserve to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.

Merchandise Inventories – Stores inventories are valued at the lower of cost or market using the retail inventory first-in, first-out (“FIFO”) method, and Direct inventories are valued at the lower of cost or market, on an average cost basis that approximates the FIFO method. Stores and Direct inventories consist entirely of finished goods. Freight costs are included in inventory and vendor promotional allowances are recorded as a reduction in inventory cost.

These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations as well as gross margins. Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends. We reserve for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, and the age of the inventory. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. Inventory reserves were $343,000 at January 28, 2012 and $547,000 at July 30, 2011.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit. The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally less than three months. The realizability of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future gross profit of the related revenue. Direct-response advertising costs of $1,723,000 and $1,476,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at January 28, 2012 and July 30, 2011, respectively. Management believes that they have appropriately determined the expected period of future benefit as of the date of our consolidated financial statements. However, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.

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

The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance. Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required.  No impairment was recorded for the three and six months ended January 28, 2012 and January 29, 2011 related to these long-lived assets.

Intangible Assets – We have certain indefinite lived intangible assets, principally the Frederick’s of Hollywood trade name and domain names. Applicable accounting guidance requires us not to amortize indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred. No impairment was present and no write-down was required when the trademarks were reviewed for impairment in connection with the fourth quarter fiscal 2011 annual impairment test. The fair value of the trademarks was determined using the relief-from-royalty method. The relief-from-royalty method estimates the royalty expense that could be avoided in the operating business as a result of owning the respective asset or technology. The royalty savings are measured, tax-effected and, thereafter, converted to present value with a discount rate that considers the risk associated with owning the intangible asset. No impairment was recorded for the three and six months ended January 28, 2012 and January 29, 2011 related to these intangible assets.

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

The following table sets forth each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the consolidated unaudited financial statements included elsewhere in this report (in thousands, except for percentages, which percentages may not add due to rounding):

	Three Months Ended				Six Months Ended
	January 28, 2012		January 29, 2011		January 28, 2012		January 29, 2011
Net sales	$32,520	100.0%	$32,582	100.0%	$60,883	100.0%	$61,199	100.0%
Cost of goods sold, buying and occupancy	22,381	68.8%	21,167	65.0%	41,184	67.6%	38,315	62.6%
Gross profit	10,139	31.2%	11,415	35.0%	19,699	32.4%	22,884	37.4%
Selling, general and administrative expenses	13,229	40.7%	13,850	42.5%	24,683	40.6%	25,192	41.2%
Operating loss	(3,090)	(9.5)%	(2,435)	(7.5)%	(4,984)	(8.2)%	(2,308)	(3.8)%
Interest expense, net	431	1.3%	344	1.1%	852	1.4%	743	1.2%
Loss before income tax provision	(3,521)	(10.8)%	(2,779)	(8.5)%	(5,836)	(9.6)%	(3,051)	(5.0)%
Income tax provision	17	0.0%	15	0.0%	34	0.1%	40	0.1%
Net loss from continuing operations	(3,538)	(10.9)%	(2,794)	(8.6)%	(5,870)	(9.6)%	(3,091)	(5.1)%
Net loss from discontinued operations, net of tax benefit	-	0.0%	(460)	(1.4)%	-	0.0%	(1,393)	(2.3)%
Net loss	$(3,538)	(10.9)%	$(3,254)	(10.0)%	$(5,870)	(9.6)%	$(4,484)	(7.3)%

Net Sales

Net sales for the three and six months ended January 28, 2012 and January 29, 2011 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	January 28, 2012	January 29, 2011	Increase/ (Decrease)	January 28, 2012	January 29, 2011	Increase/ (Decrease)
Stores	$19,076	$18,241	$835	$38,221	$36,677	$1,544
Direct (catalog and website)	12,068	12,762	(694)	20,097	21,273	(1,176)
Licensing revenue	8	27	(19)	25	37	(12)
Other revenue	1,368	1,552	(184)	2,540	3,212	(672)
Total net sales	$32,520	$32,582	$(62)	$60,883	$61,199	$(316)

Total Stores sales for the three months ended January 28, 2012 increased by $835,000, or 4.6%, as compared to the three months ended January 29, 2011. Comparable Stores sales for the three months ended January 28, 2012 increased by $932,000, or 5.3%, as compared to the three months ended January 29, 2011. Total Stores sales for the six months ended January 28, 2012 increased by $1,544,000, or 4.2%, as compared to the six months ended January 29, 2011. Comparable Stores sales for the six months ended January 28, 2012 increased by $1,888,000, or 5.3%, as compared to the six months ended January 29, 2011. These increases were primarily due to:

•	having sufficient inventory levels during the three and six months ended January 28, 2012 as compared to the same periods in the prior year when our inventory levels were lower than optimal because of credit limits imposed by certain vendors prior to the sale of our wholesale division; and

•	an increase in promotional activity in order to stimulate sales.

These increases were partially offset by:

•	lower consumer traffic at our stores as compared to the same periods in the prior year; and

•	a reduction in the number of stores from 126 at January 29, 2011 to 122 at January 28, 2012.

Direct sales for the three months ended January 28, 2012 decreased by $694,000, or 5.4%, as compared to the three months ended January 29, 2011. Direct sales for the six months ended January 28, 2012 decreased by $1,176,000, or 5.5%, as compared to the six months ended January 29, 2011. These decreases resulted from mailing fewer catalogs during the respective periods. We are continuing to strategically review our Direct marketing strategy in order to find ways to increase conversion rates and drive more profitable sales.

Other revenue consists of shipping revenue, commissions earned on direct sell-through programs, breakage on gift cards, and product sales to our licensing partner in the Middle East. Other revenue for the three months ended January 28, 2012 decreased by $184,000, or 11.9%, as compared to the three months ended January 29, 2011. Other revenue for the six months ended January 28, 2012 decreased by $672,000, or 20.9%, as compared to the six months ended January 29, 2011. These decreases are primarily attributable to a reduction in shipping revenue due to increases in promotional shipping offers in order to stimulate sales in a promotionally competitive environment, partially offset by product sales to our licensing partner in the Middle East and gift card breakage recorded during fiscal year 2012.

Gross Profit

Gross margin (gross profit as a percentage of net sales) for the three months ended January 28, 2012 was 31.2% as compared to 35.0% for the three months ended January 29, 2011. This decrease was primarily attributable to an increase in shipping promotional offers during the three months ended January 28, 2012 as compared to the same period in the prior year, as well as product promotions during the month of January 2012 to stimulate sales of clearance merchandise in a promotionally competitive environment.

Gross margin (gross profit as a percentage of net sales) for the six months ended January 28, 2012 was 32.4% as compared to 37.4% for the six months ended January 29, 2011. This decrease was primarily attributable to an increase in product and shipping promotional offers and a $767,000 decrease in margin assistance from our vendors during the six months ended January 28, 2012 as compared to the same period in prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended January 28, 2012 decreased by $621,000 to $13,229,000, or 40.7% of sales, from $13,850,000, or 42.5% of sales, for the three months ended January 29, 2011. This decrease is primarily attributable to the following:

•	Direct selling, general and administrative expenses decreased by $786,000 to $4,410,000 for the three months ended January 28, 2012 from $5,196,000 for the same period in the prior year. This decrease was primarily due to a decrease of $647,000 in catalog and related expenses as a result of mailing fewer catalogs as compared to the same period in the prior year, and lower credit card fees of $96,000 resulting from lower sales and a reduction in interchange rates.

•	Expenses related to corporate overhead decreased by $68,000 to $2,888,000 for the three months ended January 28, 2012 from $2,956,000 for the same period in the prior year. This decrease was primarily due to decreases of $217,000 in stock compensation expense and $121,000 in professional fees, partially offset by severance-related costs of $263,000 for terminated employees.

These decreases were partially offset by increases in Stores selling, general and administrative expenses and brand marketing expenses. Stores selling, general and administrative expenses increased by $63,000 to $5,816,000 for the three months ended January 28, 2012 from $5,753,000 for the same period in the prior year. This increase was primarily due to an increase in headcount and termination costs related to the closing of three of our poorest performing stores.

Selling, general and administrative expenses for the six months ended January 28, 2012 decreased by $509,000 to $24,683,000, or 40.6% of sales, from $25,192,000, or 41.2% of sales, for the six months ended January 29, 2011. This decrease is primarily attributable to the following:

•	Direct selling, general and administrative expenses decreased by $910,000 to $7,818,000 for the six months ended January 28, 2012 from $8,728,000 for the same period in the prior year. This decrease was primarily due to a decrease of $791,000 in catalog and related expenses primarily because of mailing fewer catalogs as compared to the same period in the prior year, and lower credit card fees of $139,000 resulting from lower sales and a reduction in interchange rates. This decrease was partially offset by an increase of $101,000 in online marketing expenses related to our efforts to increase our website and online marketing initiatives.

•	Brand marketing expenses decreased by $46,000 to $112,000 for the six months ended January 28, 2012 from $158,000 for the same period in the prior year. The decrease was primarily due to a decrease in public promotional events and complimentary customer offerings as compared to the same period in the prior year.

These decreases were partially offset by the following increases:

•	Expenses related to corporate overhead increased by $191,000 to $5,734,000 for the six months ended January 28, 2012 from $5,543,000 for the same period in the prior year. This increase was primarily due to an increase of $326,000 in severance-related costs for terminated employees and general corporate expenses, partially offset by a decrease of $179,000 in stock compensation expense.

•	Store selling, general and administrative expenses increased by $141,000 to $10,904,000 for the six months ended January 29, 2012 from 10,763,000 for the same period in the prior year.

Interest Expense, Net

For the three and six months ended January 28, 2012, net interest expense was $431,000 and $852,000 as compared to $344,000 and $743,000 for the three and six months ended January 29, 2011. The increase resulted primarily from higher borrowings under our revolving credit facility (described below under “Revolving Credit Facility”).

Income Tax Provision

Our income tax provision for the three and six months ended January 28, 2012 and January 29, 2011 primarily represents minimum and net worth taxes due in various states. Due to the uncertainty of realization in future periods, no tax benefit has been recognized on the net losses for these periods. Accordingly, a full valuation allowance has been established on the current loss and all net deferred tax assets existing at the end of the periods, excluding the deferred tax liability related to our intangible assets, which have an indefinite life.

Discontinued Operations

During the fourth quarter of fiscal year 2010, we made a strategic decision to divest our wholesale division due to continuing losses and in order to focus on our core retail operations. On October 27, 2010, we completed the sale to Dolce Vita of substantially all of the assets of the wholesale division, except cash, accounts receivable and certain other assets. Our wholesale division’s operations are classified as discontinued operations for all periods presented in the consolidated financial statements appearing elsewhere in this report. We recorded a net loss from discontinued operations of $460,000 and $1,393,000 for the three and six months ended January 29, 2011. There was no activity related to the wholesale division during the three and six months ended January 28, 2012 and no further losses are anticipated.

Liquidity and Capital Resources

Cash Used in Operations

Net cash used in operating activities for the six months ended January 28, 2012 was $3,703,000, resulting primarily from the following:

•	net losses for the six months ended January 28, 2012 of $5,870,000;

•	an increase in inventory of $3,490,000, which resulted from normal seasonal inventory fluctuations; and

•	a decrease in deferred rent and tenant allowances of $567,000, resulting primarily from the non-cash accelerated amortization of deferred rent and tenant allowances for three stores which have been closed.

These decreases in cash flow were partially offset by the following:

•	an increase in accounts payable and other accrued expenses of $4,381,000, which resulted primarily from higher inventory levels; and

•	non-cash expenses of $1,316,000 for depreciation and amortization.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended January 28, 2012 was $141,000.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended January 28, 2012 was $3,718,000, which resulted primarily from net borrowings under the revolving credit facility of $3,774,000.

Revolving Credit Facility

We and certain of our subsidiaries have a senior revolving credit facility, as amended (“Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), which was scheduled to mature on January 28, 2012. On September 22, 2011, the Facility was amended to, among other things: (i) extend the maturity date of the Facility from January 28, 2012 to January 28, 2013; (ii) reduce the line of credit commitment from $20 million to $12.5 million; (iii) reduce the letter of credit sublimit from $15 million to $10 million; (iv) increase the advance rates with respect to credit card receivables included in the borrowing base; and (v) reduce the minimum availability reserve requirement from $2 million to $1.5 million. In connection with the amendment to the Facility, we incurred a one-time amendment fee of $100,000, which was paid on February 28, 2012.

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

As of January 28, 2012, we had (i) $2,189,000 outstanding under the Facility at a base rate of 5.0% and (ii) $7,000,000 outstanding under the Facility at a LIBOR rate of 3.3%. For the six months ended January 28, 2012, borrowings under the Facility peaked at $10,868,000 and the average borrowing during the period was approximately $8,397,000. In addition, at January 28, 2012, we had $620,000 of outstanding letters of credit under the Facility.

The Facility contains customary representations and warranties, affirmative and restrictive covenants and events of default. The restrictive covenants limit our ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, dispose of inventory, incur certain lease obligations, make capital expenditures, pay dividends, redeem or repurchase outstanding equity and issue capital stock. In lieu of financial covenants, fixed charge coverage and overall debt ratios, we also are required to maintain specified minimum availability reserves. At January 28, 2012, we were in compliance with the Facility’s affirmative and restrictive covenants and minimum availability reserve requirements.

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

For the three months ended January 28, 2012, we recorded interest expense of approximately $275,000, which is comprised of approximately $160,000 of Regular Interest and approximately $115,000 of PIK Interest. For the six months ended January 28, 2012, we recorded interest expense of approximately $551,000, which is comprised of approximately $323,000 of Regular Interest and approximately $228,000 of PIK Interest.

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

The Hilco Financing Agreement and other loan documents contain customary representations and warranties, affirmative and negative covenants and events of default substantially similar to those contained in the Facility, except that the Hilco Financing Agreement contains a debt service coverage ratio covenant, which was to become effective commencing for the fiscal year ended July 30, 2011. However, on July 29, 2011, the Hilco Financing Agreement was amended to extend the date the debt service coverage ratio financial covenant becomes effective to the fiscal year ending July 28, 2012. To finance the amendment to extend the effective date of the debt service coverage ratio financial covenant, the principal amount of the Term Loan was increased by $100,000. The restrictive covenants limit the Borrowers’ ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, dispose of inventory, incur certain lease obligations, make capital expenditures, pay dividends, redeem or repurchase outstanding equity and issue capital stock. At January 28, 2012, we were in compliance with the Term Loan’s covenants.

Future Financing Requirements

For the six months ended January 28, 2012, our working capital deficiency increased by $4,778,000 from $7,960,000 to $12,738,000. As our business continues to be effected by limited working capital, management plans to carefully manage working capital and believes that the available borrowings under the Facility, along with projected operating cash flows, will be sufficient to cover our working capital requirements and capital expenditures through the end of fiscal year 2012. However, our ability to achieve our fiscal year 2012 business plan is critical to maintaining adequate liquidity, and there can be no assurance that we will be successful in our efforts. We are actively seeking to raise additional capital through public or private financings, strategic relationships or other arrangements. There can be no assurance that we will be able to obtain additional financing on acceptable terms, or at all. Our failure to achieve our fiscal year 2012 business plan or to raise sufficient capital could have a material adverse effect on our business, results of operations and financial condition.

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

Effect of New Accounting Standards

See Note 2, “Summary of Significant Accounting Policies,” included in the notes to the consolidated unaudited financial statements appearing elsewhere in this report for a discussion of recent accounting developments and their impact on our consolidated unaudited financial statements. There have been no recently issued accounting updates that had a material impact on our consolidated unaudited financial statements for the three and six months ended January 28, 2012 or are expected to have an impact in the future.

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

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

We are exposed to interest rate risk associated with our Facility. As of January 28, 2012, we had (i) $2,189,000 outstanding under the Facility at a base rate of 5.0% and (ii) $7,000,000 outstanding under the Facility at a LIBOR rate of 3.3%. Interest accrues on outstanding borrowings under the Facility at an agreed to reference rate based on our borrowing base availability, which is, at our election, either the Wells Fargo prime rate plus between 125 and 175 basis points or LIBOR plus between 250 and 300 basis points. For the six months ended January 28, 2012, borrowings under the Facility peaked at $10,868,000 and the average borrowing during the period was approximately $8,397,000. An increase or decrease in the interest rate by 100 basis points from the levels at January 28, 2012 would increase or decrease annual interest expenses by approximately $92,000.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 28, 2012. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

During the three months ended January 28, 2012, there were no changes made in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II            OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On February 2, 2012, a former California store employee filed a purported class action lawsuit in the California Superior Court, County of San Francisco, naming Frederick’s of Hollywood, Inc., one of our subsidiaries, as a defendant (Michelle Weber, on behalf of herself and all others similarly situated v. Frederick’s of Hollywood, Inc., Case No. CGC-12-517909). The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California’s Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit (the class being defined as all California retail store hourly employees), unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. We contest these allegations and intend to vigorously defend the lawsuit. This lawsuit is in its early stage and we are unable to estimate our potential liability in the event of an unfavorable outcome with respect to these allegations.

We also are involved from time to time in litigation incidental to our business. We believe that the outcome of such litigation will not have a material adverse effect on our results of operations or financial condition.

ITEM 1A – RISK FACTORS

There are no material changes from the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on October 28, 2011. Please refer to this section for disclosures regarding the risks and uncertainties in our business.

ITEM 6 – EXHIBITS

Exhibit No.	Description
31.1	Certification by Chief Executive Officer and Principal Executive Officer
31.2	Certification by Chief Financial Officer and Principal Accounting Officer
32	Section 1350 Certification
101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarterly period ended January 28, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (Unaudited), (iii) Consolidated Statements of Cash Flows (Unaudited) and (v) Notes to Consolidated Unaudited Financial Statements, as blocks of text and in detail.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FREDERICK’S OF HOLLYWOOD GROUP INC.

Date: March 12, 2012	By:	/s/ Thomas J. Lynch
THOMAS J. LYNCH
Chief Executive Officer and
Principal Executive Officer

Date: March 12, 2012	By:	/s/ Thomas Rende
THOMAS RENDE
Chief Financial Officer and
Principal Accounting Officer

