Form 10-Q
period 2012-04-28
FREDERICK'S OF HOLLYWOOD GROUP INC /NY/
filed 2012-06-12
CIK 93631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 28, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________

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

                                   Yes ☐             No ☒

The number of common shares outstanding on June 8, 2012 was 38,964,891.

FREDERICK’S OF HOLLYWOOD GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	Financial Information

Item 1.	Financial Statements	2

	Consolidated Balance Sheets at April 28, 2012 (Unaudited) and July 30, 2011 (Audited)	2

	Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended April 28, 2012 and April 30, 2011	3

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended April 28, 2012 and April 30, 2011	4

	Notes to Consolidated Unaudited Financial Statements	5– 14

Item 2.	Management’s Discussion and Analysis of Financial	15 – 26
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26-27

PART II.	Other Information

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 6.	Exhibits	27

Signatures		28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FREDERICK’S OF HOLLYWOOD GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	April 28,	July 30,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$252	$448
Accounts receivable	963	1,214
Income tax receivable	31	51
Merchandise inventories	15,188	14,816
Prepaid expenses and other current assets	1,108	2,108
Deferred income tax assets	68	68
Total current assets	17,610	18,705
PROPERTY AND EQUIPMENT, Net	7,262	8,925
INTANGIBLE ASSETS	18,259	18,259
OTHER ASSETS	561	588
TOTAL ASSETS	$43,692	$46,477

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Revolving credit facility	$6,813	$5,415
Accounts payable and other accrued expenses	19,359	21,250
Total current liabilities	26,172	26,665

DEFERRED RENT AND TENANT ALLOWANCES	4,027	4,749
TERM LOAN	8,078	7,527
OTHER	-	5
DEFERRED INCOME TAX LIABILITIES	7,372	7,372
TOTAL LIABILITIES	45,649	46,318

COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)	-	-

SHAREHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, $.01 par value – authorized, 10,000,000 shares at April 28, 2012 and July 30, 2011; issued and outstanding, none at April 28, 2012 and July 30, 2011	-	-
Common stock, $.01 par value – authorized, 200,000,000 shares at April 28, 2012 and July 30, 2011; issued and outstanding, 38,927,794 shares at April 28, 2012 and 38,637,363 shares at July 30, 2011	389	386
Additional paid-in capital	88,235	87,797
Accumulated deficit	(90,581)	(88,024)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIENCY)	(1,957)	159
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)	$43,692	$46,477

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	April 28,	April 30,	April 28,	April 30,
	2012	2011	2012	2011

Net sales	$30,181	$32,599	$91,064	$93,798
Cost of goods sold, buying and occupancy	14,837	20,100	56,021	58,415
Gross profit	15,344	12,499	35,043	35,383
Selling, general and administrative expenses	11,568	12,485	36,251	37,677
Operating income (loss)	3,776	14	(1,208)	(2,294)
Interest expense, net	447	361	1,299	1,104
Income (loss) before income tax provision	3,329	(347)	(2,507)	(3,398)
Income tax provision	16	20	50	60
Net income (loss) from continuing operations	3,313	(367)	(2,557)	(3,458)
Net loss from discontinued operations, net of tax benefit of $0 and $266 for the three and nine months ended April 30, 2011, respectively	-	(20)	-	(1,413)
Net income (loss)	$3,313	$(387)	$(2,557)	$(4,871)
Basic and diluted net income (loss) per share from continuing operations	$0.09	$(0.01)	$(0.07)	$(0.09)
Basic and diluted net loss per share from discontinued operations	-	-	-	(0.04)
Total basic and diluted net income (loss) per share	$0.09	$(0.01)	$(0.07)	$(0.13)

Weighted average shares outstanding – basic and diluted	38,928	38,627	38,804	38,476

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months Ended
	April 28, 2012	April 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,557)	$(4,871)
Net loss from discontinued operations	-	(1,413)
Net loss from continuing operations	(2,557)	(3,458)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,938	2,372
Issuance of common stock for directors’ fees	39	122
Stock-based compensation expense	402	555
Amortization of deferred financing costs	176	106
Non-cash interest on term loan	531	319
Amortization of deferred rent and tenant allowances	(722)	(90)
Changes in operating assets and liabilities:
Accounts receivable	251	96
Merchandise inventories	(372)	(2,170)
Prepaid expenses and other current assets	1,000	710
Income tax receivable	20	42
Other assets	2	507
Accounts payable and other accrued expenses	(1,699)	(6,014)
Net cash used in operating activities of discontinued operations	(205)	(2,678)
Net cash used in operating activities	(1,196)	(9,581)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(223)	(82)
Net cash provided by investing activities of discontinued operations	-	4,469
Net cash provided by (used in) investing activities	(223)	4,387
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facility	1,398	442
Cash transferred out of a restricted account	-	4,660
Repayment of capital lease obligation	(44)	(48)
Payment of deferred financing costs	(131)	(75)
Net cash provided by financing activities	1,223	4,979
NET DECREASE IN CASH AND CASH EQUIVALENTS	(196)	(215)
CASH AND CASH EQUIVALENTS:
Beginning of period	448	536
End of period	$252	$321
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$594	$854
Taxes	$14	$22

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

Fiscal Year – The Company’s fiscal year is the 52- or 53-week period ending on the last Saturday in July. References to the three months ended April 28, 2012 and April 30, 2011 or the third quarter of fiscal years 2012 and 2011 refer to the thirteen-week periods then ended. References to fiscal years 2012 and 2011 refer to the 52-week period ending July 28, 2012 and the 52-week period ended July 30, 2011, respectively.

Interim Financial Information – In the opinion of management, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of April 28, 2012 and the results of operations and cash flows for the three and nine months ended April 28, 2012 and April 30, 2011.

The information set forth in these consolidated financial statements is unaudited except for the July 30, 2011 consolidated balance sheet data. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for the three and nine months ended April 28, 2012 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended July 30, 2011 included in the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 28, 2011.

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition – The Company records revenue at the point of sale for Stores and at the time of estimated receipt by the customer for Direct sales. Outbound shipping charges billed to customers are included in net sales. The Company records an allowance for estimated returns from its customers in the period of sale based on prior experience. At April 28, 2012 and July 30, 2011, the allowance for estimated returns was $748,000 and $794,000, respectively. If actual returns are greater than expected, additional sales returns may be recorded in the future. Sales are recorded net of sales taxes collected from customers at the time of the transaction.

The Company records other revenue for shipping revenue, commissions earned on direct sell-through programs on a net basis as the Company acts as an agent on behalf of the related vendor, and product sales to its license partner in the Middle East. Product sales to the Company’s license partner are recognized upon delivery to the partner’s freight forwarder. For the three months ended April 28, 2012 and April 30, 2011, total other revenue recorded in net sales in the accompanying consolidated unaudited statements of operations was $1,628,000 and $1,881,000, respectively. For the nine months ended April 28, 2012 and April 30, 2011, total other revenue recorded in net sales in the accompanying consolidated unaudited statements of operations was $4,168,000 and $5,093,000, respectively.

Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreements. For the three months ended April 28, 2012 and April 30, 2011, licensing revenue recorded in net sales in the accompanying consolidated unaudited statements of operations was $28,000 and $582,000, respectively. For the nine months ended April 28, 2012 and April 30, 2011, licensing revenue recorded in net sales in the accompanying consolidated unaudited statements of operations was $53,000 and $619,000, respectively.

The Company recognizes the sales from gift cards, gift certificates, and store credits (“Gift Cards and Credits”) as they are redeemed for merchandise. Prior to redemption, the Company maintains a deferred revenue liability for Gift Cards and Credits until the Company is released from such liability. The Company’s Gift Cards and Credits do not have expiration dates; however, over time, a percentage of them are not redeemed or recovered (“breakage”). The Company began recording breakage in the fourth quarter of fiscal year 2011 following an initial evaluation using historical redemption trend data to determine that the likelihood of the redemption of certain unredeemed Gift Cards and Credits is remote. Breakage of $23,000 and $69,000 was recorded for the three and nine months ended April 28, 2012, respectively. No breakage was recorded for the three and nine months ended April 30, 2011. The Company continues to evaluate its historical redemption trends. If these trends ultimately differ from the assumptions underlying the Company’s breakage adjustments or the Company’s future experience indicates the likelihood of redemption becomes remote at a different point in time after issuance, the Company may recognize further adjustments to its accruals for such deferred revenue, which could have an effect on the Company’s net sales and results of operations.

Costs of Goods Sold, Buying, and Occupancy – The Company’s costs of goods sold, buying, and occupancy includes the cost of merchandise, freight from vendors, shipping and handling, payroll and benefits for buying and merchandising personnel, warehouse and distribution, and store occupancy costs less markdown allowances that are received from vendors. Store occupancy costs include rent, deferred rent, common area maintenance, utilities, real estate taxes, and depreciation. For the three months ended April 28, 2012 and April 30, 2011, markdown allowances received from vendors were $4,245,000 and $37,000. For the nine months ended April 28, 2012 and April 30, 2011, markdown allowances received from vendors were $4,364,000 and $904,000.

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

These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations and gross margins. Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends. The Company reserves for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, and the age of the inventory. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. Inventory reserves were $533,000 at April 28, 2012 and $547,000 at July 30, 2011.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit. The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally less than three months. The realizability of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future gross profit of the related revenue. Direct-response advertising costs of $633,000 and $1,476,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at April 28, 2012 and July 30, 2011, respectively. Management believes that they have appropriately determined the expected period of future benefit as of the date of the Company’s consolidated financial statements. However, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis. Direct-response advertising expense for the three months ended April 28, 2012 and April 30, 2011 were $1,975,000 and $2,128,000, respectively. Direct response advertising expense for the nine months ended April 28, 2012 and April 30, 2011 was $6,144,000 and $6,792,000, respectively.

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

Impairment of Long-Lived Assets – The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows. If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets.

The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance. Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required. No impairment was recorded for the three and nine months ended April 28, 2012 and April 30, 2011 related to these long-lived assets.

Intangible Assets – The Company has certain indefinite lived intangible assets, principally the Frederick’s of Hollywood trade name and domain names. The Company’s intangible assets are comprised of $18,090,000 attributable to its trademarks and $169,000 attributable to its domain names as of April 28, 2012 and July 30, 2011. Applicable accounting guidance requires the Company not to amortize indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred. No impairment was present and no write-down was required when the trademarks were reviewed for impairment in connection with the fourth quarter fiscal 2011 annual impairment test. The fair value of the trademarks was determined using the relief-from-royalty method. The relief-from-royalty method estimates the royalty expense that could be avoided in the operating business as a result of owning the respective asset or technology. The royalty savings are measured, tax-effected and, thereafter, converted to present value with a discount rate that considers the risk associated with owning the intangible asset. No impairment was recorded for the three and nine months ended April 28, 2012 and April 30, 2011 related to these intangible assets.

Fair Value of Financial Instruments – The Company’s management believes the carrying amounts of cash and cash equivalents, accounts receivable, the Wells Fargo Facility (as defined below in Note 5), accounts payable and accrued expenses approximate fair value due to their short maturity.

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

The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value of the Company’s Term Loan (as defined below in Note 5) approximates its carrying value at April 28, 2012 as a result of the repayment in May 2012 (Note 8).

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

The following assumptions were used for stock options granted during the nine months ended April 28, 2012 and April 30, 2011:

	2012	2011
Risk-free interest rate	1.34 – 1.41%	2.7%
Expected life (years)	7	7
Expected volatility	74.4 – 76.1%	74.5%
Dividend yield	0.0%	0.0%

During the nine months ended April 28, 2012, the Company issued an aggregate of 230,000 shares of restricted stock and granted options to purchase an aggregate of 500,000 shares of common stock under the Company’s 2010 Long-Term Equity Incentive Plan. 50,000 of the restricted shares vested on the grant date, 80,000 of the restricted shares will vest in two equal annual installments in the first quarter of each of fiscal years 2013 and 2014, and 100,000 of the restricted shares will vest in two equal annual installments in the second quarter of each of fiscal years 2013 and 2014. Options to purchase 150,000 shares are exercisable at $0.62 per share and will vest in two equal annual installments in the first quarter of each of fiscal years 2013 and 2014. Options to purchase 350,000 shares are exercisable at $0.40 per share, 1/3 of which vested on the grant date, and 1/3 will vest in the second quarter of each of fiscal years 2013 and 2014.

During the nine months ended April 30, 2011, the Company issued an aggregate of 189,000 shares of restricted stock and granted options to purchase an aggregate of 441,000 shares of common stock under the Company’s 2010 Long-Term Equity Incentive Plan. One-third of each of the restricted shares and stock options vested on each of the grant date and in the second quarter of fiscal year 2012, and the remaining shares and options will vest in the second quarter of fiscal year 2013. The stock options granted during the second quarter of fiscal year 2011 are exercisable at $1.05 per share.

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

Supplemental Disclosure of Cash Flow Information – The Company had outstanding accounts payable and accrued expenses of $52,000 at April 28, 2012 related to purchases of property and equipment. At July 30, 2011, there were no amounts outstanding in accounts payable and accrued expenses relating to purchases of property and equipment. During the nine months ended April 28, 2012, the Company incurred a $20,000 fee in connection with amending the Term Loan (See Note 5) that was added to the outstanding principal and included in deferred financing fees classified as other assets on the consolidated balance sheets.

Reclassifications – The Company has revised its previously reported consolidated balance sheet for the year ended July 30, 2011 to combine “current liabilities from discontinued operations” with “accounts payable and other accrued expenses.” This reclassification is not considered material to the consolidated financial statements.

Recently Issued Accounting Updates – In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards. The amendments in ASU 2011-04 change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Amendments in ASU 2011-04 include those that: (1) clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, and (2) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change in the application of the requirements in Topic 820. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. Accordingly, the Company adopted ASU 2011-04 commencing in the third quarter of fiscal year 2012. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

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

The assets were purchased for an aggregate purchase price of approximately $4,469,000, subject to adjustment as provided in the Purchase Agreement. The Company recorded a gain of approximately $1,070,000 as a result of the sale, which is net of approximately $225,000 earned by Avalon Securities Ltd., the Company’s investment banking firm, upon consummation of the transaction. Revenue from discontinued operations was $0 and $3,421,000 for the three and nine months ended April 30, 2011. For the three months ended April 30, 2011, net loss from discontinued operations was $20,000. For the nine months ended April 30, 2011, net loss from discontinued operations, before recording the gain from the sale, was $2,483,000. There was no activity related to discontinued operations during the three and nine months ended April 28, 2012.

The remaining liabilities of the discontinued operations are comprised of accounts payable and accrued expenses as of April 28, 2012 and July 30, 2011 (See Note 4). There were no assets remaining as of July 30, 2011 related to the discontinued operations.

4.          ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses at April 28, 2012 and July 30, 2011 consist of the following (in thousands):

	April 28, 2012	July 30, 2011
Accounts payable	$11,516	$12,395
Accrued payroll and benefits	827	1,474
Accrued vacation	980	1,204
Deferred revenue from gift cards, gift certificates, and store credits	1,463	1,427
Return reserves	748	794
Deferred revenue	378	393
Sales and other taxes payable	694	760
Current liabilities of discontinued operations	263	468
Miscellaneous accrued expense and other	2,490	2,335
Total	$19,359	$21,250

5.          FINANCING AGREEMENTS

Wells Fargo Revolving Credit Facility

The Company and its subsidiaries (collectively, the “Borrowers”) had a senior revolving credit facility (“Wells Fargo Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), which was scheduled to mature on January 28, 2013. On May 31, 2012, the Wells Fargo Facility was replaced by a new senior revolving credit facility provided by Salus Capital Partners, LLC (See Note 8).

The Wells Fargo Facility had a line of credit commitment of $12.5 million and a letter of credit sublimit of $10 million. The Wells Fargo Facility was secured by a second priority interest in all of the Borrowers’ intellectual property and a first priority security interest in substantially all of the Borrowers’ other assets. The actual amount of credit available under the Wells Fargo Facility was determined using measurements based on the Company’s receivables, inventory and other measures. Interest was payable monthly, in arrears, at the Wells Fargo prime rate plus 175 basis points for base rate loans and at LIBOR plus 300 basis points for LIBOR rate loans.

The Wells Fargo Facility contained customary representations and warranties, affirmative and restrictive covenants and events of default, and a minimum availability reserve requirement. At April 28, 2012, the Company was in compliance with the Wells Fargo Facility’s affirmative and restrictive covenants and minimum availability reserve requirement.

As of April 28, 2012, the Company had (i) $813,000 outstanding under the Wells Fargo Facility at a base rate of 5.0% and (ii) $6,000,000 outstanding under the Wells Fargo Facility at a LIBOR rate of 3.3%. For the nine months ended April 28, 2012, borrowings under the Wells Fargo Facility peaked at $10,868,000 and the average borrowing during the period was approximately $8,297,000. In addition, at April 28, 2012, the Company had $620,000 of outstanding letters of credit under the Wells Fargo Facility.

As of April 30, 2011, the Company had $3,711,000 outstanding under the Wells Fargo Facility at a rate of 5.0%. For the nine months ended April 30, 2011, borrowings under the Wells Fargo Facility peaked at $5,698,000 and the average borrowing during the period was approximately $2,557,000. In addition, at April 30, 2011, the Company had $620,000 of outstanding letters of credit under the Wells Fargo Facility.

Term Loan

On July 30, 2010, the Borrowers entered into a financing agreement (“Hilco Financing Agreement”) with the lending parties from time to time a party thereto and Hilco Brands, LLC, as lender and also as arranger and agent (“Hilco”). The Hilco Financing Agreement originally provided for a term loan in the aggregate principal amount of $7,000,000, which was subsequently increased to $7,307,740 (“Term Loan”). One-half of the principal amount of the Term Loan, together with accrued interest, was payable by the Borrowers on July 30, 2013 (“Initial Maturity Date”) and the other half of the principal amount of the Term Loan, together with accrued interest, was payable on July 30, 2014 (“Maturity Date”). On May 31, 2012, the Term Loan was replaced by a new senior revolving credit facility provided by Salus Capital Partners, LLC (See Note 8).

The Term Loan was secured by a first priority security interest in all of the Borrowers’ intellectual property and a second priority security interest in substantially all of the Borrowers’ other assets. The Term Loan bore interest at a fixed rate of 9.0% per annum (“Regular Interest”) and an additional 6.0% per annum (“PIK Interest”), both of which were compounded annually. Regular Interest was payable quarterly, in arrears, on the first day of each calendar quarter, commencing on October 1, 2010, and at maturity. PIK Interest was payable on the Initial Maturity Date and the Maturity Date, with the Borrowers having the right, at the end of any calendar quarter, to pay all or any portion of the then accrued PIK Interest. At April 28, 2012, there was approximately $825,000 of outstanding PIK Interest.

The Hilco Financing Agreement and other loan documents contained customary representations and warranties, affirmative and negative covenants and events of default, as well as a debt service coverage ratio covenant, which was to become effective commencing for the fiscal year ending July 28, 2012. At April 28, 2012, the Company was in compliance with the Term Loan’s covenants.

On April 20, 2012, the Hilco Financing Agreement was amended to increase the principal amount of the Term Loan by approximately $208,000. The increase in principal was comprised of approximately $188,000 of Regular Interest that was scheduled to be paid on April 1, 2012 and a $20,000 deferred financing fee, which is included in other assets on the consolidated balance sheets.

The Company recorded interest expense of approximately $307,000 and $859,000 for the three and nine months ended April 28, 2012. For the three and nine months ended April 30, 2011, the Company recorded interest expense of approximately $265,000 and $796,000.

6.          COMMITMENTS AND CONTINGENCIES

On February 2, 2012, a former California store employee filed a purported class action lawsuit in the California Superior Court, County of San Francisco, naming Frederick’s of Hollywood, Inc., one of the Company’s subsidiaries, as a defendant (Michelle Weber, on behalf of herself and all others similarly situated v. Frederick’s of Hollywood, Inc., Case No. CGC-12-517909). The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California’s Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit (the class being defined as all California retail store hourly employees), unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. The Company contests these allegations and intends to vigorously defend the lawsuit. An answer to the Plaintiff’s first amended complaint was filed on April 5, 2012. This lawsuit is in its early stages and the Company is unable to estimate its potential liability in the event of an unfavorable outcome with respect to these allegations.

The Company also is involved from time to time in litigation incidental to its business. The Company believes that the outcome of such litigation will not have a material adverse effect on its results of operations or financial condition.

7.          NET INCOME (LOSS) PER SHARE

The Company’s calculations of basic and diluted net income (loss) per share are as follows (in thousands, except per share amounts, which may not add due to rounding):

	Three Months Ended		Nine Months Ended
	April 28,	April 30,	April 28,	April 30,
	2012	2011	2012	2011
Net income (loss) from continuing operations	$3,313	$(367)	$(2,557)	$(3,458)
Net loss from discontinued operations	-	(20)	-	(1,413)
Total net income (loss)	$3,313	$(387)	$(2,557)	$(4,871)

Basic and diluted weighted average number of shares outstanding	38,928	38,627	38,804	38,476

Basic and diluted net income (loss) per share from continuing operations	$0.09	$(0.01)	$(0.07)	$(0.09)
Basic and diluted net loss per share from discontinued operations	-	-	-	(0.04)
Total basic and diluted net income (loss) per share	$0.09	$(0.01)	$(0.07)	$(0.13)

There were 26,000 potentially dilutive shares that were not included in the computation of diluted net loss per share for the nine months ended April 28, 2012 since their effect would be anti-dilutive. There were 120,000 and 170,000 potentially dilutive shares that were not included in the computation of diluted net loss per share for the three and nine months ended April 30, 2011, respectively, since their effect would be anti-dilutive.

For the three and nine months ended April 28, 2012, there were 3,113,000 and 2,940,000 shares of common stock issuable upon exercise of stock options, respectively, and 4,044,000 shares of common stock issuable upon the exercise of warrants that were not included in the computation of diluted net income (loss) per share since the exercise prices of these instruments exceeded the average market price of the common stock during the period.

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

8.          SUBSEQUENT EVENTS

Series A Preferred Stock Transaction

On May 23, 2012, the Company sold 50,000 shares of Series A Convertible Preferred Stock (“Preferred Stock”) with a stated value of $100 per share (“Stated Value”) to TTG Apparel, LLC (the “Purchaser”), which together with its affiliate, Tokarz Investments, LLC, are significant shareholders of the Company. The Company also issued to the Purchaser three, five and seven-year warrants, each to purchase 500,000 shares of common stock, at exercise prices of $0.45, $0.53 and $0.60 per share (“Warrants”). The Company received gross proceeds of $5,000,000.

The Company is required to use the $5,000,000 of proceeds from this equity investment to pay a group of merchandise vendors a portion of their accounts payable and, in turn, receive a total of approximately $4,855,000 in allowances. Based on the receipt of sufficient written evidence from the merchandise vendors agreeing to the allowances prior to April 28, 2012, the Company recorded a reduction of $4,245,000 to cost of goods sold, buying and occupancy in the accompanying consolidated statements of operations for the three and nine months ended April 28, 2012. The remaining $610,000 in vendor allowances were agreed upon subsequent to April 28, 2012, and, accordingly, will be recorded in the fourth fiscal quarter ending July 28, 2012.

The terms of the Preferred Stock are as follows:

•	Dividends. Cumulative dividends on the Preferred Stock are payable quarterly in arrears at the rate of 9% per annum in additional shares of Preferred Stock (“PIK Shares”), except that from and after May 23, 2014, the rate will be the greater of 9% per annum or the highest rate the Company is paying on any outstanding debt under its then existing credit facilities.

•	Conversion. The Preferred Stock, other than the PIK Shares, may be converted at any time, at the option of the holder, into shares of common stock at a conversion price of $1.05 per share (“Conversion Price”), and the PIK Shares may be converted at any time, at the option of the holder, into shares of common stock at a conversion price of $0.45 per share (“PIK Share Conversion Price”). The Conversion Price and PIK Share Conversion Price will be adjusted for customary structural changes such as stock splits and dividends. The Conversion Price will also be adjusted if the Company sells common stock or common stock equivalents at a price below the Conversion Price, and the PIK Share Conversion Price will be adjusted if the Company sells common stock or common stock equivalents at a price below the PIK Share Conversion Price; provided, however, that the foregoing conversion price adjustments can never result in a conversion price of less than $0.29 per share (“Floor Conversion Price”).

•	Ranking. The Preferred Stock ranks, with respect to rights upon a Liquidation Event (defined below), (a) junior to any other class or series of capital stock of the Company created that by its terms ranks senior to the Preferred Stock; (b) senior to the common stock; (c) senior to any class or series of capital stock of the Company created that does not specifically rank senior to or on parity with the Preferred Stock; and (d) on parity with any class or series of capital stock of the Company created that by its terms ranks on parity with the Preferred Stock.

•	Voting Rights. Except as required by law, the Preferred Stock will not have voting rights. However, as long as any shares of Preferred Stock are outstanding, the Company may not, without the affirmative vote of the holders of a majority of the then outstanding shares of Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the holders of the Preferred Stock, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of the Preferred Stock, (c) authorize or designate any new security ranking on a parity with or senior to the Preferred Stock, (d) issue any common stock or debt or equity security convertible into common stock, whether senior, on parity or junior to the Preferred Stock, at a price per share which is lower than the Floor Conversion Price or (e) issue any equity or debt in a Qualifying Investment (as defined in the Certificate of Amendment to the Certificate of Incorporation of the Company (“Certificate of Amendment”)) where the securities issued in such investment are by their terms mandatorily redeemable by the Company.

•	Liquidation Rights. Upon the occurrence of an Acquisition or Asset Transfer (each as defined in the Certificate of Amendment) or upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (any such Asset Acquisition, Asset Transfer, liquidation, dissolution or winding up, a “Liquidation Event”), a holder of Preferred Stock will be entitled to receive in preference to the holders of any capital stock of the Company junior to the Preferred Stock, an amount equal to: (i) the Stated Value of the Preferred Stock plus all accrued but unpaid dividends thereon, multiplied by (ii)(A) 1.09 if the Liquidation Event takes place by May 23, 2013, (B) 1.05 if the Liquidation Event takes place after May 23, 2013 but no later than May 23, 2014, or (C) 1.0 if the Liquidation Event takes place after May 23, 2014, plus (x) the original value per share as of the date of issuance for any PIK Shares (as adjusted for stock splits, reverse stock splits and similar capital adjustments) plus all accrued but unpaid dividends thereon, multiplied by (y) the number of PIK Shares. A holder of the Preferred Stock will also have the right to require the Company to purchase its shares of Preferred Stock for a price equal to the amount the holder would be entitled to receive upon a Liquidation Event in the event of a cash investment in the Company (other than by holders of the Preferred Stock) resulting in a change in ownership of more than 30% of the equity of the Company and the securities issued under such investment not being mandatorily redeemable by the Company.

•	Optional Redemption by the Company. The Preferred Stock is redeemable, at the option of the Company, at any time. Upon redemption, a holder of Preferred Stock will be paid: (a) for each share of Preferred Stock other than a PIK Share, a price equal to the Stated Value of the Preferred Stock plus all accrued but unpaid dividends thereon multiplied by (i) 1.10 if the redemption occurs on or prior to May 23, 2015, (ii) 1.08 if the redemption occurs after May 23, 2015 but on or prior to May 23, 2017 or (iii) 1.0 if the redemption occurs after May 23, 2017, and (b) for each PIK Share, an amount equal to the Stated Value of the Preferred Stock plus all accrued but unpaid dividends thereon.

The Company has agreed to file a registration statement to register the resale of the shares of common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants by July 22, 2012.

Salus Credit and Security Agreement

On May 31, 2012, the Borrowers entered into a Credit and Security Agreement (“Credit Agreement”) with Salus Capital Partners, LLC (“Salus”), which provides the Borrowers with a $24,000,000 revolving line of credit through May 31, 2015 (the “Salus Facility”). At the closing, an aggregate of approximately $11,839,000 was advanced to the Borrowers under the Salus Facility to repay outstanding secured indebtedness owed to Wells Fargo and Hilco under the Wells Fargo Facility and the Term Loan.

The Salus Facility includes a “first in last out” tranche (“FILO Advance”) of up to $9,000,000 that will consist of the first advances made under the Salus Facility and will be the last amounts repaid thereunder. The maximum amount of the FILO Advance and the total Salus Facility will be reduced by certain mandatory and voluntary prepayments. The Borrowers may periodically borrow, repay in whole or in part, and reborrow under the Salus Facility, except that amounts repaid on account of the FILO Advance may not be reborrowed. The actual amount of credit available under the Salus Facility is determined using measurements based on the Borrowers’ receivables, inventory, intellectual property and other measures.

The unpaid principal of the FILO Advance bears interest, payable monthly, in arrears, at the 30-day LIBOR rate plus 11.5%, but not less than 12.0% regardless of fluctuations in the LIBOR rate. Up to 2.5% of the interest payable on the FILO Advance will be capitalized, compounded and added to the unpaid amount of the obligations each month, will accrue interest at the rate applicable to the FILO Advance and will be due and payable in cash upon the expiration or other termination of the Salus Facility.

The unpaid principal of advances other than the FILO Advance bears interest, payable monthly, in arrears, at the Prime rate plus 4.0%, but not less than 7.0%, regardless of fluctuations in the Prime rate.

The obligations of the Borrowers under the Credit Agreement are secured by first priority security interests granted to Salus on all of the Borrowers’ tangible and intangible property, including intellectual property such as trademarks and copyrights, as well as shares and membership interests of the Company’s subsidiaries.

The Credit Agreement provides for the Borrowers to pay Salus an origination fee of $465,000, 50% of which was paid on the closing and 50% to be paid on the first anniversary of the closing. The Credit Agreement also provides for certain customary fees to be paid to Salus, including: (i) a monthly unused line fee on the unused portion of the Salus Facility; (ii) a monthly collateral monitoring fee; and (iii) an annual FILO facility fee based on the then-outstanding FILO Advance.

The Credit Agreement and other loan documents contain customary representations and warranties, affirmative and negative covenants and events of default, including covenants that restrict the Borrowers’ ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, incur certain lease obligations, pay cash dividends, redeem or repurchase outstanding equity and issue capital stock. In lieu of financial covenants, fixed charge coverage and overall debt ratios, the Salus Facility has a $1.5 million minimum availability reserve requirement.

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

Our Business

Frederick’s of Hollywood Group Inc., through its subsidiaries, sells women’s intimate apparel and related products under its proprietary Frederick’s of Hollywood® brand predominantly through its U.S. mall-based specialty retail stores, which are referred to as “Stores,” and through its catalog and website at www.fredericks.com, which are referred to collectively as “Direct.” As of April 28, 2012, we operated 117 Frederick’s of Hollywood stores in 29 states.

We also have a license agreement with a subsidiary of Emirates Associated Business Group (“EABG”), which provides for EABG to build and operate Frederick’s of Hollywood retail stores in the Middle East. The flagship store in Abu Dhabi opened in July 2011 and a second store opened in the UAE in March 2012. In addition, we selectively license the right to use the Frederick’s of Hollywood® brand and logo on specified categories of products manufactured and sold by other companies. Our licensed merchandise categories currently include sexy Halloween costumes, jewelry and accessories.

Recent Developments

Engagement of Allen & Company LLC

On May 3, 2012, we retained Allen & Company LLC, a New York-based investment bank, to assist our Board of Directors in evaluating and exploring a broad range of strategic alternatives, including but not limited to a sale of our company or a business combination. We do not have a defined timeline for the strategic review, and there can be no assurance that the review will result in any specific action or transaction.

Amendment to Distribution Center Lease

On May 8, 2012, we amended the lease for our distribution facility in Phoenix Arizona. Under the terms of the amendment, we returned 36,877 square feet of unutilized warehouse space. Accordingly, our rent and common area charges were reduced by approximately $420,000 annually, retroactively to April 1, 2012.

Series A Preferred Stock Transaction

On May 23, 2012, we sold $5,000,000 of Series A Convertible Preferred Stock to TTG Apparel, LLC, which together with its affiliates, are significant shareholders of our company. For a detailed description of the terms of this transaction, see “Liquidity and Capital Resources – Series A Preferred Stock Transaction” and Note 8, “Subsequent Events”, included in the notes to the consolidated unaudited financial statements appearing elsewhere in this report.

Salus Revolving Credit Facility

On May 31, 2012, we and our subsidiaries entered into a Credit and Security Agreement with Salus Capital Partners, LLC, which provides us with a $24,000,000 revolving line of credit through May 31, 2015. For a detailed description of the terms of the Salus Facility, see “Liquidity and Capital Resources – Salus Revolving Credit Facility” and Note 8, “Subsequent Events”, included in the notes to the consolidated unaudited financial statements appearing elsewhere in this report.

Operating Initiatives

Our efforts remain focused on executing the short and long term initiatives described below. We cannot be certain that any of these initiatives will be successful, but, if so, some may have an immediate impact on our operating results while others may have a more gradual one. These initiatives are as follows:

•	Improve sales and profitability. We are continuing to work on improving sales and profitability through:

o	focusing on merchandise trends and product mix. For example, we recently launched our new denim collection, which is currently available for purchase in stores and online. We also recently expanded our dress and shoe offerings into all of our stores whereas previously they were only available online and in a limited number of stores;

o	ensuring inventory is maintained at sufficient levels;

o	increasing efficiencies in planning and inventory allocation;

o	improving promotional planning and pricing; and

o	performing detailed analyses on each store to improve operational efficiency and profitability.

•	Utilize cost-effective marketing initiatives to drive traffic to our stores and website and increase conversion rates. As our catalog operations have evolved over the past few years to serve more as a medium to drive traffic to our website and stores than as a revenue generator, we have been able to reduce catalog costs and reallocate resources to our website and online marketing efforts. We are continuing to strategically review our Direct marketing strategy in order to find ways to increase conversion rates and drive more profitable sales.

•	Continue to enhance our website’s functionality and content to improve the customer experience. We are continuing to improve current functionality and content to our website and add new functionality as it becomes available. We also continually analyze the shopping experience in an effort to display the most appealing imagery and simplify the purchasing process.

•	Develop Frederick’s of Hollywood into an expanded sexy lifestyle brand through store and product licensing arrangements, both internationally and domestically.

o	In addition to our licensing partner in the Middle East, we are currently exploring opportunities with other international partners to expand in areas such as Brazil, Russia, India, China and Germany.

o	We currently have license agreements in place for sexy Halloween costumes, jewelry and accessories, and are in the process of terminating our license agreement for bed and bath items and beach towels. We are continuing to evaluate our long term product licensing strategy.

•	Close underperforming stores. During the second quarter of fiscal year 2012, we successfully negotiated the termination of leases for three of our poorest performing stores. One of these stores closed at the end of January 2012 and two closed at the end of February 2012. For fiscal year 2011, these three stores had an aggregate four wall cash flow loss of $630,000. We are continuing to explore ways to improve our real estate portfolio through negotiations with our landlords. In addition, we are seeking ways to profitably expand our store base.

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

Revenue Recognition – We record revenue at the point of sale for Stores and at the time of estimated receipt by the customer for Direct sales. Outbound shipping charges billed to customers are included in net sales. We record an allowance for estimated returns from our customers in the period of sale based on prior experience. At April 28, 2012 and July 30, 2011, the allowance for estimated returns was $748,000 and $794,000, respectively. If actual returns are greater than expected, additional sales returns may be recorded in the future. Historically, management has found its return reserve to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.

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

These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations as well as gross margins. Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends. We reserve for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, and the age of the inventory. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. Inventory reserves were $533,000 at April 28, 2012 and $547,000 at July 30, 2011.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit. The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally less than three months. The realizability of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future gross profit of the related revenue. Direct-response advertising costs of $633,000 and $1,476,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at April 28, 2012 and July 30, 2011, respectively. Management believes that they have appropriately determined the expected period of future benefit as of the date of our consolidated financial statements. However, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.

Impairment of Long-Lived Assets – We review long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows. If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets.

The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance. Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required.  No impairment was recorded for the three and nine months ended April 28, 2012 and April 30, 2011 related to these long-lived assets.

Intangible Assets – We have certain indefinite lived intangible assets, principally the Frederick’s of Hollywood trade name and domain names. Applicable accounting guidance requires us not to amortize indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred. No impairment was present and no write-down was required when the trademarks were reviewed for impairment in connection with the fourth quarter fiscal 2011 annual impairment test. The fair value of the trademarks was determined using the relief-from-royalty method. The relief-from-royalty method estimates the royalty expense that could be avoided in the operating business as a result of owning the respective asset or technology. The royalty savings are measured, tax-effected and, thereafter, converted to present value with a discount rate that considers the risk associated with owning the intangible asset. No impairment was recorded for the three and nine months ended April 28, 2012 and April 30, 2011 related to these intangible assets.

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

The following table sets forth each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the consolidated unaudited financial statements included elsewhere in this report (in thousands, except for percentages, which percentages may not add due to rounding):

	Three Months Ended				Nine Months Ended
	April 28, 2012		April 30, 2011		April 28, 2012		April 30, 2011
Net sales	$30,181	100.0%	$32,599	100.0%	$91,064	100.0%	$93,798	100.0%
Cost of goods sold, buying and occupancy	14,837	49.2%	20,100	61.7%	56,021	61.5%	58,415	62.3%
Gross profit	15,344	50.8%	12,499	38.3%	35,043	38.5%	35,383	37.7%
Selling, general and administrative expenses	11,568	38.3%	12,485	38.3%	36,251	39.8%	37,677	40.2%
Operating income (loss)	3,776	12.5%	14	(0.0)%	(1,208)	(1.3)%	(2,294)	(2.4)%
Interest expense, net	447	1.5%	361	1.1%	1,299	1.4%	1,104	1.2%
Income (loss) before income tax provision	3,329	11.0%	(347)	(1.1)%	(2,507)	(2.7)%	(3,398)	(3.6)%
Income tax provision	16	0.0%	20	0.1%	50	0.1%	60	0.1%
Net income (loss) from continuing operations	3,313	11.0%	(367)	(1.1)%	(2,557)	(2.8)%	(3,458)	(3.7)%
Net loss from discontinued operations, net of tax benefit	-	0.0%	(20)	(0.1)%	-	0.0%	(1,413)	(1.5)%
Net income (loss)	$3,313	11.0%	$(387)	(1.2)%	$(2,557)	(2.8)%	$(4,871)	(5.2)%

Net Sales

Net sales for the three and nine months ended April 28, 2012 and April 30, 2011 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	April 28, 2012	April 30, 2011	Increase/ (Decrease)	April 28, 2012	April 30, 2011	Increase/ (Decrease)
Stores	$18,963	$19,610	$(647)	$57,184	$56,287	$897
Direct (catalog and website)	9,562	10,526	(964)	29,659	31,799	(2,140)
Licensing revenue	28	582	(554)	53	619	(566)
Other revenue	1,628	1,881	(253)	4,168	5,093	(925)
Total net sales	$30,181	$32,599	$(2,418)	$91,064	$93,798	$(2,734)

 Total Stores sales for the three months ended April 28, 2012 decreased by $647,000, or 3.3%, as compared to the three months ended April 30, 2011. Comparable Stores sales for the three months ended April 28, 2012 increased by $127,000, or 0.7%, as compared to the three months ended April 30, 2011. The net decrease was primarily due to:

•	a decrease in the number of stores from 124 at April 30, 2011 to 117 at April 28, 2012, which closed stores included certain high volume stores that were among our most unprofitable due to high occupancy costs. One of these stores closed at the end of January 2012 and two closed at the end of February 2012. These three closed stores accounted for $378,000 of the $647,000 decrease in total Stores sales for the three months ended April 28, 2012; and

•	lower consumer traffic at our stores as compared to the same period in the prior year.

Total Stores sales for the nine months ended April 28, 2012 increased by $897,000, or 1.6%, as compared to the nine months ended April 30, 2011. Comparable Stores sales for the nine months ended April 28, 2012 increased by $1,871,000, or 3.6%, as compared to the nine months ended April 30, 2011. These increases were primarily due to:

•	having sufficient inventory levels during the nine months ended April 28, 2012 as compared to the same period in the prior year when our inventory levels were lower than optimal because of credit limits imposed by certain vendors prior to the sale of our wholesale division; and

•	an increase in promotional activity in order to stimulate sales.

These increases were partially offset by:

•	lower consumer traffic at our stores as compared to the same period in the prior year; and

•	a reduction in the number of stores from 124 at April 30, 2011 to 117 at April 28, 2012.

Direct sales for the three months ended April 28, 2012 decreased by $964,000, or 9.2%, as compared to the three months ended April 30, 2011. Direct sales for the nine months ended April 28, 2012 decreased by $2,140,000, or 6.7%, as compared to the nine months ended April 30, 2011. These decreases resulted from mailing fewer catalogs during the respective periods. We are continuing to strategically review our Direct marketing strategy in order to find ways to increase conversion rates and drive more profitable sales.

Licensing revenue for the three and nine months ended April 28, 2012 was $28,000 and $53,000, as compared to $582,000 and $619,000 for the same periods in the prior year. In March 2011, we entered into an exclusive, multi-year licensing agreement with EABG to build and operate Frederick’s of Hollywood retail stores in the Middle East. EABG made an initial non-refundable payment of $500,000 to us upon the execution of the agreement, which is included in licensing revenue for the third quarter of fiscal year 2011. There was no similar transaction during fiscal year 2012.

Other revenue consists of shipping revenue, commissions earned on direct sell-through programs, breakage on gift cards, and product sales to our licensing partner in the Middle East. Other revenue for the three months ended April 28, 2012 decreased by $253,000, or 13.5%, as compared to the three months ended April 30, 2011. Other revenue for the nine months ended April 28, 2012 decreased by $925,000, or 18.2%, as compared to the nine months ended April 30, 2011. These decreases are primarily attributable to a $629,000 and $1,527,000 reduction in shipping revenue for the three and nine months ended April 28, 2012 due to an increase in promotional shipping offers in order to stimulate sales in a retail environment with competitors frequently offering free shipping, and lower Direct sales. These decreases were partially offset by $371,000 and $727,000 of product sales to our licensing partner in the Middle East for the three and nine months ended April 28, 2012.

Gross Profit

Gross margin (gross profit as a percentage of net sales) for the three months ended April 28, 2012 was 50.8% as compared to 38.3% for the three months ended April 30, 2011. This increase is primarily attributable to the following:

•	Product costs as a percentage of sales decreased by 13.5 percentage points primarily as a result of a $4,208,000 increase in vendor allowances received during the three months ended April 28, 2012 as compared to the three months ended April 30, 2011. The increase in vendor allowances, which represented 13.9% of sales, was partially offset by higher promotions during the three months ended April 28, 2012 as compared to the same period in the prior year.

•	All other costs included in cost of sales, including buying costs, store occupancy, store depreciation, freight and distribution center costs, decreased by $879,000 for the three months ended April 28, 2012 as compared to the three months ended April 30, 2011. This decrease was primarily attributable to headcount reductions resulting from streamlining the buying and merchandising departments, lower distribution center costs due to lower sales, and fewer stores in the three months ended April 28, 2012 as compared to the same period in the prior year. As a percentage of sales, these costs decreased by 0.9 percentage points for the three months ended April 28, 2012 as compared to the same period in the prior year.

•	Other revenue decreased by $253,000, which was primarily due to a reduction in shipping revenue resulting from a decrease in direct sales and an increase in free shipping offers to stimulate sales. This decrease was partially offset by product sales to our licensing partner in the Middle East and gift card breakage recorded during fiscal year 2012.

•	Licensing revenue decreased by $554,000. This decrease was primarily due to a $500,000 non-refundable payment made by our licensing partner in the Middle East in the same period of the prior year.

Gross margin (gross profit as a percentage of net sales) for the nine months ended April 28, 2012 was 38.5% as compared to 37.7% for the nine months ended April 30, 2011. This increase is primarily attributable to the following:

•	Product costs as a percentage of sales decreased by 1.5 percentage points primarily as a result of a $3,460,000 increase in vendor allowances received during the nine months ended April 28, 2012 as compared to the nine months ended April 30, 2011. The increase in vendor allowances, which represented 3.8% of sales, was partially offset by higher promotions during the nine months ended April 28, 2012 as compared to the same period in the prior year.

•	All other costs included in cost of sales, including buying costs, store occupancy, store depreciation, freight and distribution center costs, decreased by $886,000 for the nine months ended April 28, 2012 as compared to the nine months ended April 30, 2011. This decrease was primarily attributable to headcount reductions resulting from streamlining the buying and merchandising departments, lower distribution center costs due to lower sales, and fewer stores in the nine months ended April 28, 2012 as compared to the same period in the prior year. As a percentage of sales, these costs decreased by 0.2 percentage points for the nine months ended April 28, 2012 as compared to the same period in the prior year.

•	Other revenue decreased by $925,000, primarily due to a reduction in shipping revenue, which resulted from a decrease in direct sales and an increase in free shipping offers to stimulate sales. This decrease was partially offset by product sales to our licensing partner in the Middle East and gift card breakage recorded during fiscal year 2012.

•	Licensing revenue decreased by $566,000. This decrease was primarily due to a $500,000 non-refundable payment made by our licensing partner in the Middle East in the same period of the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended April 28, 2012 decreased by $917,000 to $11,568,000, or 38.3% of sales, from $12,485,000, or 38.3% of sales, for the three months ended April 30, 2011. This decrease is primarily attributable to the following:

•	Direct selling, general and administrative expenses decreased by $361,000 to $3,736,000 for the three months ended April 28, 2012 from $4,097,000 for the same period in the prior year. This decrease was primarily due to a decrease of $342,000 in catalog and related expenses as a result of mailing fewer catalogs during the three months ended April 28, 2012 as compared to the same period in the prior year, and lower credit card fees of $109,000 resulting from lower sales and a reduction in interchange rates. These decreases were partially offset by an increase of $246,000 in marketing expenses, which was part of our strategy to reallocate resources to our website and online marketing efforts.

•	Expenses related to corporate overhead decreased by $621,000 to $2,580,000 for the three months ended April 28, 2012 from $3,201,000 for the same period in the prior year. This decrease was primarily due to decreases of $229,000 in professional and consulting fees, $254,000 in salary related costs and $58,000 in stock compensation expense.

These decreases were partially offset by an increase in Stores selling, general and administrative expenses, which increased by $65,000 to $5,195,000 for the three months ended April 28, 2012 from $5,130,000 for the same period in the prior year.

Selling, general and administrative expenses for the nine months ended April 28, 2012 decreased by $1,426,000 to $36,251,000, or 39.8% of sales, from $37,677,000, or 40.2% of sales, for the nine months ended April 30, 2011. This decrease is primarily attributable to the following:

•	Direct selling, general and administrative expenses decreased by $1,271,000 to $11,554,000 for the nine months ended April 28, 2012 from $12,825,000 for the same period in the prior year. This decrease was primarily due to a decrease of $1,091,000 in catalog and related expenses as a result of mailing fewer catalogs as compared to the same period in the prior year and lower credit card fees of $248,000 resulting from lower sales and a reduction in interchange rates. This decrease was partially offset by an increase of $347,000 in marketing expenses related to our strategy to increase our website and online marketing initiatives.

•	Expenses related to corporate overhead decreased by $430,000 to $8,314,000 for the nine months ended April 28, 2012 from $8,744,000 for the same period in the prior year. This decrease was primarily due to a decrease of $140,000 in stock compensation expense and a $254,000 decrease in professional and consulting fees.

•	Brand marketing expenses decreased by $55,000 to $160,000 for the nine months ended April 28, 2012 from $215,000 for the same period in the prior year. This decrease was primarily due to a decrease in public promotional events and complimentary customer offerings as compared to the same period in the prior year.

These decreases were partially offset by an increase in Stores selling, general and administrative expenses, which increased by $206,000 to $16,099,000 for the nine months ended April 28, 2012 from 15,893,000 for the same period in the prior year. This increase was due to an increase in store operations headcount and travel costs to improve store operations.

Interest Expense, Net

For the three and nine months ended April 28, 2012, net interest expense was $447,000 and $1,299,000 as compared to $361,000 and $1,104,000 for the three and nine months ended April 30, 2011. This increase resulted primarily from higher borrowings under our previous revolving credit facility (described below under “Wells Fargo Revolving Credit Facility”).

Income Tax Provision

Our income tax provision for the three and nine months ended April 28, 2012 and April 30, 2011 primarily represents minimum and net worth taxes due in various states. Due to the uncertainty of realization in future periods, no tax benefit has been recognized on the net losses for these periods. Accordingly, a full valuation allowance has been established on the current loss and all net deferred tax assets existing at the end of the periods, excluding the deferred tax liability related to our intangible assets, which have an indefinite life.

Discontinued Operations

During the fourth quarter of fiscal year 2010, we made a strategic decision to divest our wholesale division due to continuing losses and in order to focus on our core retail operations. On October 27, 2010, we completed the sale to Dolce Vita of substantially all of the assets of the wholesale division, except cash, accounts receivable and certain other assets. Our wholesale division’s operations are classified as discontinued operations for all periods presented in the consolidated financial statements appearing elsewhere in this report. We recorded a net loss from discontinued operations of $20,000 and $1,413,000 for the three and nine months ended April 30, 2011. There was no activity related to the wholesale division during the three and nine months ended April 28, 2012 and no further losses are anticipated.

Liquidity and Capital Resources

Cash Used in Operations

Net cash used in operating activities for the nine months ended April 28, 2012 was $1,196,000, resulting primarily from the following:

•	net losses for the nine months ended April 28, 2012 of $2,557,000;

•	a decrease in deferred rent and tenant allowances of $722,000, resulting primarily from the non-cash accelerated amortization of deferred rent and tenant allowances for three unprofitable stores which have been closed; and

•	a decrease in accounts payable and other accrued expenses of $1,699,000, which resulted from $4,245,000 in reductions to accounts payable due to vendor allowances, which offset the impact of slower payments to vendors due to cash flow constraints arising from operating losses.

These decreases in cash flow were partially offset by the following:

•	a decrease in prepaid expenses and other current assets of $1,000,000, which was primarily due to a reduction in deferred catalog costs in connection with our continued efforts to utilize cost-effective marketing initiatives to reduce catalog costs and reallocate resources to our website and online marketing initiatives; and

•	non-cash expenses of $1,938,000 for depreciation and amortization.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended April 28, 2012 was $223,000.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended April 28, 2012 was $1,223,000, which resulted primarily from net borrowings under the Wells Fargo revolving credit facility of $1,398,000.

Series A Preferred Stock Transaction

On May 23, 2012, we sold $5,000,000 of Series A Convertible Preferred Stock (“Preferred Stock”) to TTG Apparel, LLC (the “Purchaser”), which together with its affiliates, are significant shareholders of our company. The Preferred Stock is convertible into an aggregate of 4,761,905 shares of common stock at a conversion price of $1.05 per share. Dividends on the Preferred Stock are payable in additional shares of preferred stock at an initial annual rate of 9%, and such dividend shares are convertible into shares of common stock at a conversion price of $0.45 per share. We also issued to the Purchaser three, five and seven-year warrants, each to purchase 500,000 shares of common stock at exercise prices of $0.45, $0.53 and $0.60 per share. We are required to use the $5,000,000 of proceeds from this equity investment to pay a group of merchandise vendors a portion of their accounts payable and, in turn, receive a total of approximately $4,855,000 in allowances. For a detailed description of the terms of the Preferred Stock and Warrants, see Note 8 included in the notes to the consolidated unaudited financial statements appearing elsewhere in this report.

Salus Revolving Credit Facility

On May 31, 2012, the Borrowers entered into a Credit and Security Agreement (“Credit Agreement”) with Salus Capital Partners, LLC (“Salus”), which provides the Borrowers with a $24,000,000 revolving line of credit through May 31, 2015 (the “Salus Facility”). At the closing, an aggregate of approximately $11,839,000 was advanced to the Borrowers under the Salus Facility to repay outstanding secured indebtedness owed to Wells Fargo and Hilco under the Wells Fargo Facility and the Term Loan.

The Salus Facility includes a “first in last out” tranche (“FILO Advance”) of up to $9,000,000 that will consist of the first advances made under the Salus Facility and will be the last amounts repaid thereunder. The maximum amount of the FILO Advance and the total Salus Facility will be reduced by certain mandatory and voluntary prepayments. The Borrowers may periodically borrow, repay in whole or in part, and reborrow under the Salus Facility, except that amounts repaid on account of the FILO Advance may not be reborrowed. The actual amount of credit available under the Salus Facility is determined using measurements based on the Borrowers’ receivables, inventory, intellectual property and other measures.

The unpaid principal of the FILO Advance bears interest, payable monthly, in arrears, at the 30-day LIBOR rate plus 11.5%, but not less than 12.0% regardless of fluctuations in the LIBOR rate. Up to 2.5% of the interest payable on the FILO Advance will be capitalized, compounded and added to the unpaid amount of the obligations each month, will accrue interest at the rate applicable to the FILO Advance and will be due and payable in cash upon the expiration or other termination of the Salus Facility.

The unpaid principal of advances other than the FILO Advance bears interest, payable monthly, in arrears, at the Prime rate plus 4.0%, but not less than 7.0%, regardless of fluctuations in the Prime rate.

The obligations of the Borrowers under the Credit Agreement are secured by first priority security interests granted to Salus on all of the Borrowers’ tangible and intangible property, including intellectual property such as trademarks and copyrights, as well as shares and membership interests of our subsidiaries.

The Credit Agreement provides for the Borrowers to pay Salus an origination fee of $465,000, 50% of which was paid on the closing and 50% to be paid on the first anniversary of the closing. The Credit Agreement also provides for certain customary fees to be paid to Salus, including: (i) a monthly unused line fee on the unused portion of the Saluf Facility; (ii) a monthly collateral monitoring fee; and (iii) an annual FILO facility fee based on the then-outstanding FILO Advance.

The Credit Agreement and other loan documents contain customary representations and warranties, affirmative and negative covenants and events of default, including covenants that restrict the Borrowers’ ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, incur certain lease obligations, pay cash dividends, redeem or repurchase outstanding equity and issue capital stock. In lieu of financial covenants, fixed charge coverage and overall debt ratios, the Salus Facility has a $1.5 million minimum availability reserve requirement.

Wells Fargo Revolving Credit Facility

The Borrowers had a senior revolving credit facility (“Wells Fargo Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), which was scheduled to mature on January 28, 2013. On May 31, 2012, the Wells Fargo Facility was replaced by the Salus Facility described above.

The Wells Fargo Facility had a line of credit commitment of $12.5 million and a letter of credit sublimit of $10 million. The Wells Fargo Facility was secured by a second priority interest in all of the Borrowers’ intellectual property and a first priority security interest in substantially all of the Borrowers’ other assets. The actual amount of credit available under the Wells Fargo Facility was determined using measurements based on our receivables, inventory and other measures. Interest was payable monthly, in arrears, at the Wells Fargo prime rate plus 175 basis points for base rate loans and at LIBOR plus 300 basis points for LIBOR rate loans.

The Wells Fargo Facility contained customary representations and warranties, affirmative and restrictive covenants and events of default, and a minimum availability reserve requirement. At April 28, 2012, we were in compliance with the Wells Fargo Facility’s affirmative and restrictive covenants and minimum availability reserve requirement.

As of April 28, 2012, we had (i) $813,000 outstanding under the Wells Fargo Facility at a base rate of 5.0% and (ii) $6,000,000 outstanding under the Wells Fargo Facility at a LIBOR rate of 3.3%. For the nine months ended April 28, 2012, borrowings under the Wells Fargo Facility peaked at $10,868,000 and the average borrowing during the period was approximately $8,297,000. In addition, at April 28, 2012, we had $620,000 of outstanding letters of credit under the Wells Fargo Facility.

Term Loan

On July 30, 2010, the Borrowers entered into a financing agreement (“Hilco Financing Agreement”) with the lending parties from time to time a party thereto and Hilco Brands, LLC, as lender and also as arranger and agent (“Hilco”). The Hilco Financing Agreement originally provided for a term loan in the aggregate principal amount of $7,000,000, which was subsequently increased to $7,307,740 (“Term Loan”). One-half of the principal amount of the Term Loan, together with accrued interest, was payable by the Borrowers on July 30, 2013 (“Initial Maturity Date”) and the other half of the principal amount of the Term Loan, together with accrued interest, was payable on July 30, 2014 (“Maturity Date”). On May 31, 2012, the Term Loan was replaced by the Salus Facility described above.

The Term Loan was secured by a first priority security interest in all of the Borrowers’ intellectual property and a second priority security interest in substantially all of the Borrowers’ other assets. The Term Loan bore interest at a fixed rate of 9.0% per annum (“Regular Interest”) and an additional 6.0% per annum (“PIK Interest”), both of which were compounded annually. Regular Interest was payable quarterly, in arrears, on the first day of each calendar quarter, commencing on October 1, 2010, and at maturity. PIK Interest was payable on the Initial Maturity Date and the Maturity Date, with the Borrowers having the right, at the end of any calendar quarter, to pay all or any portion of the then accrued PIK Interest. April 28, 2012, there was approximately $825,000 of outstanding PIK Interest.

The Hilco Financing Agreement and other loan documents contained customary representations and warranties, affirmative and negative covenants and events of default, as well as a debt service coverage ratio covenant, which was to become effective commencing for the fiscal year ending July 28, 2012. At April 28, 2012, we were in compliance with the Term Loan’s covenants.

On April 20, 2012, the Hilco Financing Agreement was amended to increase the principal amount of the Term Loan by approximately $208,000. The increase in principal was comprised of approximately $188,000 of Regular Interest that was scheduled to be paid on April 1, 2012 and a $20,000 deferred financing fee, which is included in other assets on the consolidated balance sheets.

We recorded interest expense of approximately $307,000 and $859,000 for the three and nine months ended April 28, 2012.

Future Financing Requirements

For the nine months ended April 28, 2012, our working capital deficiency increased by $602,000 from $7,960,000 to $8,562,000. As our business continues to be effected by limited working capital, management plans to carefully manage working capital and believes that our completion of the Preferred Stock transaction and the Salus Facility, along with projected operating cash flows, will allow us to maintain sufficient working capital through the third quarter of fiscal year 2013.

We expect our capital expenditures for fiscal year 2012 to be less than $500,000, primarily for improvements to our information technology systems, expenditures to support our website initiatives, store refurbishment costs, and other general corporate expenditures.

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

Effect of New Accounting Standards

See Note 2, “Summary of Significant Accounting Policies,” included in the notes to the consolidated unaudited financial statements appearing elsewhere in this report for a discussion of recent accounting developments and their impact on our consolidated unaudited financial statements. There have been no recently issued accounting updates that had a material impact on our consolidated unaudited financial statements for the three and nine months ended April 28, 2012 or are expected to have an impact in the future.

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

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

We are exposed to interest rate risk associated with the Salus Facility. Interest accrues on the outstanding borrowings under the Salus Facility at rates per annum equal to (A) with respect to unpaid principal of advances other than the FILO Advance, (i) the Prime Rate plus (ii) an applicable margin of 4.0%, but not less than 7.0% per annum regardless of fluctuations in the Prime Rate and (B) with respect to unpaid principal of the FILO Advance, (i) the LIBOR Rate plus (ii) an applicable margin of 11.5%, but not less than 12.0% per annum regardless of fluctuations in the LIBOR Rate.

Borrowings under the Wells Fargo Facility for the nine months ended April 28, 2012 peaked at $10,868,000 and the average borrowing during the period was approximately $8,297,000. As of April 28, 2012, the total amount outstanding under the Wells Fargo Facility was $6,813,000 and the total amount outstanding under the Term Loan was $8,078,000. An increase or decrease in the interest rate by 100 basis points from the total loan balance of the Wells Fargo Facility and the Term Loan at April 28, 2012 would have increased or decreased annual interest expenses by approximately $149,000.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 28, 2012. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

During the three months ended April 28, 2012, there were no changes made in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

See Note 6, “Commitments and Contingencies,” included in the notes to the consolidated unaudited financial statements appearing elsewhere in this report for a description of our legal proceedings.

ITEM 1A – RISK FACTORS

There are no material changes from the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on October 28, 2011. Please refer to this section for disclosures regarding the risks and uncertainties in our business.

ITEM 6 – EXHIBITS

Exhibit No.	Description
31.1	Certification by Chief Executive Officer and Principal Executive Officer
31.2	Certification by Chief Financial Officer and Principal Accounting Officer
32	Section 1350 Certification
101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarterly period ended April 28, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (Unaudited), (iii) Consolidated Statements of Cash Flows (Unaudited) and (v) Notes to Consolidated Unaudited Financial Statements, as blocks of text and in detail.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FREDERICK’S OF HOLLYWOOD GROUP INC.

Date: June 12, 2012	By:	/s/ Thomas J. Lynch
THOMAS J. LYNCH
Chief Executive Officer and
Principal Executive Officer

Date: June 12, 2012	By:	/s/ Thomas Rende
THOMAS RENDE
Chief Financial Officer and
Principal Accounting Officer

