Form 10-K
period 2012-07-28
FREDERICK'S OF HOLLYWOOD GROUP INC /NY/
filed 2012-10-26
CIK 93631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 28, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

Commission File Number 001-05893

FREDERICK’S OF HOLLYWOOD GROUP INC.

(Exact name of registrant as specified in its charter)

New York	13-5651322
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6255 Sunset Blvd., Hollywood, California	90028
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (323) 466-5151

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	NYSE MKT LLC

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

(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐                 No  ☒

As of January 27, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on the NYSE LLC of $0.43), held by non-affiliates of the registrant, was $4,194,898.

As of October 8, 2012, there were 38,974,968 common shares outstanding.

FREDERICK’S OF HOLLYWOOD GROUP INC.

2012 FORM 10-K ANNUAL REPORT

ii

PART I

Forward Looking Statements

When used in this Form 10-K for the year ended July 28, 2012 of Frederick’s of Hollywood Group Inc. (the “Company,” “we,” “us,” “our” or “Frederick’s”) and in our future filings with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Our Business

Frederick’s of Hollywood Group Inc., through its subsidiaries, sells women’s apparel and related products under its proprietary Frederick’s of Hollywood® brand predominantly through its U.S. mall-based specialty retail stores, which are referred to as “Stores,” and through its catalog and website at www.fredericks.com , which are referred to collectively as “Direct.” As of July 28, 2012, we operated 118 Frederick’s of Hollywood stores in 29 states and during fiscal year 2012 mailed approximately 10.8 million catalogs.

We also have a license agreement with a subsidiary of Emirates Associated Business Group (“EABG”), which provides for EABG to build and operate Frederick’s of Hollywood retail stores in the Middle East. As of October 8, 2012, EABG had opened three stores in the region. In addition, we have selectively licensed the right to use the Frederick’s of Hollywood® brand and logo on specified categories of products manufactured and sold by other companies. Our licensed merchandise categories currently include Halloween costumes, jewelry and accessories.

Operating Initiatives

While business continues to be softer than anticipated, we are focused on executing the initiatives described below to improve sales and profitability. Together with these initiatives, we are working to maintain an efficient balance among inventory, promotional sales, gross margins and overhead costs. We are also continuing to evaluate our long-term domestic and international store and product licensing strategy. We believe some of these initiatives will have an immediate impact on our operating results while others may be more gradual, although we cannot assure you that we will ultimately be successful. These initiatives are as follows:

•	Expand product categories and product mix. We have been expanding the types of products we offer and have increased our branded product assortment. During the first quarter of fiscal year 2013, we introduced beauty products by Beverly Johnson, accessories by Bijoux Terner and shoes by Charles David to complement our core product offerings.

•	Utilize innovative and cost-effective strategies to drive more profitable sales. Our catalog has evolved over the past few years to serve more as an important marketing tool to build brand awareness and drive traffic to our website and stores. Due to the costs involved in producing a traditional catalog, we have steadily reduced catalog circulation and have been reallocating resources to more innovative direct mail pieces and cost-effective digital marketing alternatives. During the first quarter of fiscal year 2013, we tested with a limited mailing our “brandzine,” or branded magazine, which includes magazine-like content and third party advertisements in a mail piece featuring our products. We are planning a wider distribution of our holiday brandzine during the second quarter of fiscal year 2013. We also are increasing our digital marketing efforts to attract new customers through digital display advertising, email retargeting, and increased search marketing.

•	Implement a three-tier branding and merchandising strategy to provide customers with a full array of products across a broader assortment of merchandise and price points. During the first quarter of fiscal year 2013, we launched our new luxury label collection, Harriett, which is currently sold in our Hollywood flagship store and online through www.harriett.com, and offers higher priced and more luxurious goods. We also introduced The Find by Frederick’s, which serves as an online venue to purchase our discount and clearance product offerings at www.thefindbyfredericks.com.

Market and Products

We sell women’s apparel and related products under our proprietary Frederick’s of Hollywood® brand through our retail stores, website and catalog. Our customer target is women primarily between the ages of 18 and 35. Our major merchandise categories are foundations (including bras, corsets, shapewear and panties), lingerie (including daywear and sleepwear), ready-to-wear (dresses and sportswear, including denim), and fragrance and accessories (including shoes, handbags, jewelry, personal care products and novelties). Our full retail prices generally range from approximately $8.00 for panties up to approximately $129.00 for dresses. Certain merchandise is marketed as collections of related items to increase the average sale amount. Our product lines and color pallets are updated seasonally in an effort to satisfy our customers’ desire for fashionable merchandise and to keep our selections fresh and appealing. We also have been expanding the types of products we offer, particularly in the accessories and ready-to-wear categories, to complement our core product offerings.

The following table shows the percentage of sales that each of these product categories represented for the year ended July 28, 2012:

Product Category	% of Retail Sales
Foundations	50%
Lingerie	33%
Ready-to-Wear	15%
Fragrance and Accessories	2%
Total	100%

Merchandising and Product Development

Our merchandising efforts focus on satisfying customer demand for current trends and identifying new fashion trends and opportunities. Our merchandising team conducts research and utilizes its industry expertise to identify new product and category initiatives to appeal to our core customer base and attract new customers. This team works directly with our merchandise vendors to develop these products to meet our customers’ needs.

Store Operations

We operated 118 Frederick’s of Hollywood retail stores as of July 28, 2012. These stores are primarily located in shopping malls in 29 states. Approximately one-third of the stores are in California. Of the stores outside of California, approximately 30% are situated in our other key operating states, which include Florida, Texas, New York and Nevada. Our flagship store is on Hollywood Boulevard in Hollywood, California.

Our retail stores range in size from 900 to 3,200 square feet and our flagship store is 5,700 square feet. A typical store uses approximately 75% of its square footage as selling space. Depending on size, square footage and past sales history, our retail stores showcase branded merchandise best suited for their respective locations, which may include expanded product categories. Depending on the size, newer and remodeled stores are either designed in the contemporary “Modern Hollywood” format or the sophisticated “Red Carpet” format. We continue to operate many of our older stores with legacy designs that evolved through the history of Frederick’s of Hollywood. Periodically, in connection with lease renewals or as other opportunities arise, older stores are remodeled. New store locations are typically selected on the basis of local demographics, the proposed location within the mall and projected sales and cost.

During fiscal year 2012, we opened one new outlet store and closed six stores – three upon expiration of the respective leases and three unprofitable stores through negotiated early terminations. As leases are scheduled to expire or we are required to relocate our store within a mall, we attempt to negotiate favorable renewal or relocation terms, as the case may be. However, if we are unsuccessful, we will close the store. During fiscal year 2013, we intend to reopen one closed store and not to do major remodeling of any stores. We currently expect that we will be required to relocate six stores, but will close instead of relocate three of them.

Direct Operations

We have an extensive history – dating back to the first Frederick’s of Hollywood catalog produced in 1947 – of offering women’s apparel directly to the consumer. Today, we market and sell our products directly to consumers primarily through our website, www.fredericks.com, and catalog.

In addition to our website’s value as an important distribution channel and source of revenue, it is a key marketing tool we use to test new products, build brand equity and increase store traffic. We also partner with Internet search engines and participate in social media advertising programs to drive traffic to our stores and website. Approximately 90% of all Direct orders are placed online through our website.

Our e-commerce web platform is hosted by a third-party service provider, which we believe provides a stable foundation upon which we can continue to upgrade and enhance our website. During fiscal year 2012, we redesigned our website and mobile site to improve navigation, showcase a cleaner design, and present a more modern look and feel. We are continuing to refine the improved functionality that we implemented over the past year and add upgrades as they become available.

We recently launched a three-tier branding and merchandising strategy to provide customers with a full array of products across a broader assortment of merchandise and price points, and began selling products through www.harriett.com, which features merchandise from Harriett, our new luxury label collection, and through www.thefindbyfredericks.com, which features our discount and clearance product offerings. We also recently began offering our products on Amazon.com through our own branded storefront.

Our catalog has evolved over the past few years to serve more as an important marketing tool to build brand awareness and drive traffic to our website and stores. We generally mail four seasonal catalogs annually (fall, holiday, spring and summer), as well as several smaller direct mail pieces. During fiscal year 2012, we mailed approximately 10.8 million catalogs to approximately 5.0 million households, from approximately 13.6 million catalogs mailed to approximately 4.1 million households in fiscal year 2011. Due to the costs involved in producing a traditional catalog, we have steadily reduced catalog circulation and have been reallocating resources to more innovative direct mail pieces and cost-effective digital marketing alternatives such as digital display advertising, email retargeting, and increased search marketing. During the first quarter of fiscal year 2013, we tested with a limited mailing our “brandzine,” or branded magazine, which includes magazine-like content and third party advertisements in a mail piece featuring our products. We are planning a wider distribution of our holiday brandzine during the second quarter of fiscal year 2013. We continuously seek ways to create a more personalized branding experience for our customers.

All creative and copy design for our website and direct mail is coordinated by our in-house design staff. Photography is conducted on location or in studios. We utilize third party vendors to print and mail. Our direct mailings are currently sent within the United States only.

Licensing Operations

Store Licensing. We have an exclusive multi-year licensing agreement for EABG to build and operate Frederick’s of Hollywood retail stores in the Middle East. The agreement provides for EABG to open at least 10 stores in six Middle Eastern countries by April 2014, with additional store openings based on a mutually agreed upon expansion plan. As of October 8, 2012, EABG had opened three stores in the region. Under the agreement, EABG purchases products from us to sell in their licensed Frederick’s of Hollywood stores. We are entitled to receive royalties based on sales of our products in the licensed stores, as well as a per-store opening fee once a certain number of stores are opened in the territory.

Product Licensing. We currently have product license agreements in place for Halloween costumes, jewelry and accessories, which represented less than 1% of our total sales in fiscal year 2012. We have granted our product licensees the right to design, manufacture and sell at wholesale specified categories of products under our trademarks. We have the right to review, inspect and approve all product designs and quality and approve any use of our trademarks in packaging, distribution, advertising and marketing. Each licensee has agreed to pay us royalties based on its wholesale sales of products that use our trademarks. Our license agreements typically have three to five year terms, may grant the licensee conditional renewal options, limit licensees to certain territorial rights and give us the right to terminate the license agreements if specified sales levels are not achieved.

Sourcing, Production and Quality

We utilize a variety of third-party vendors for the sourcing and manufacturing of our merchandise. Orders are typically placed approximately four to six months prior to the selling season for new products, and approximately three to four months prior to the required delivery dates for reorders.

In fiscal year 2012, we purchased products from approximately 80 vendors. Our top ten vendors accounted for approximately 81% of the dollar value of those purchases. We had three suppliers that individually accounted for 10% or more of total purchases in fiscal year 2012. One domestic supplier accounted for approximately 16% of total purchases and two foreign suppliers based in Canada accounted for approximately 17% and 12% of total purchases in fiscal year 2012. The Canadian suppliers represented approximately 75% of the products purchased from foreign suppliers in fiscal year 2012. Many of our third-party domestic and foreign suppliers purchase products from foreign sources. Although we do not have direct relationships with these foreign sources, management believes that our suppliers source products primarily from China, Vietnam and the Philippines.

Although we have no long-term manufacturing contracts, our relationships with vendors are long-standing, with several vendors supplying products for over twenty years. To assure adequate sources, each major product category is sourced from multiple vendors. We also test products from new suppliers and expand their services to us as appropriate. We do not believe that we are overly dependent on any one supplier, and the loss of any one of them would not have a material effect on our business.

Brand Development and Marketing

We believe that Frederick’s of Hollywood is one of the world’s most widely recognized apparel brand names. Our primary advertising media includes our website, catalog and retail stores. We believe the concurrent operation of retail stores, a website and catalog proves to be advantageous in brand development and exposure. We use our website and store locations to test new items and promotional strategies that may, in turn, develop into successful programs.

Our brand development and marketing activities have focused on enhancing the customer experience in stores and online through updated imagery and increasing online shopping functionality. We also recently launched a three-tier branding and merchandising strategy to provide customers with a full array of products across a broader assortment of merchandise and price points. During the first quarter of fiscal year 2013, we launched our new luxury label collection, Harriett, which is currently sold in our Hollywood flagship store and online through www.harriett.com, and offers higher priced and more luxurious goods. We also introduced The Find by Frederick’s, which serves as an online venue to purchase our discount and clearance product offerings at www.thefindbyfredericks.com.

We also increase brand awareness with the announcement of new product launches and the arrival of seasonal collections through public relations activities and social media. Combinations of press releases, media events, gift with purchase offers, and product placements in national magazines and regional and national television programs are also used.

Distribution and Customer Service

We utilize a 131,000 square foot facility in Phoenix, Arizona to operate a distribution and information technology center. The majority of shipments received for retail stores are allocated to individual stores and shipped within a few days. Website and catalog orders are typically processed within 24 hours. We believe our distribution center’s capacity is adequate to meet our projected sales volume for the next several years.

In October 2012, we outsourced our call center and customer service functions to a third-party provider. These functions were previously performed in-house in our Phoenix, Arizona facility. Our third-party provider performs phone order placement and customer services, as well as online customer support.

Information Technology

We maintain information technology systems to support our merchandising, marketing, planning, store operations, inventory, order management and fulfillment, finance, accounting and human resources functions.

In our retail stores, sales are updated daily in the merchandise reporting systems by polling sales information from each store’s point of sale terminals. Through automated nightly communication with each store, sales information and payroll hours are uploaded to the host system, and stock changes are downloaded through the terminals. We evaluate information obtained through daily reporting to implement merchandising decisions.

Customer orders are captured and processed on our e-commerce website, www.fredericks.com, which interfaces with our in-house systems for order management and fulfillment. Our e-commerce web platform is hosted by a third-party service provider, which we believe provides a stable foundation upon which we can continue to upgrade and enhance our website and, in turn, our customers’ overall online shopping experience for our products.

Trademarks and Service Marks

We have a variety of trademark applications and registrations in the United States and foreign countries. The registered United States trademarks that are material to the marketing of our products are Frederick’s of Hollywood®, Frederick’s®, Fredericks.com®, The Original Sex Symbol®, Hollywood Exxtreme Cleavage®, Seduction by Frederick’s of Hollywood®, and Hollywood Icon®. We believe that Frederick’s of Hollywood products are identified by their intellectual property. We have and intend to maintain our intellectual property by vigorously protecting it against infringement.

Seasonality

Our business experiences seasonal sales patterns. Sales and earnings typically peak during the second and third fiscal quarters (November through April), primarily during the holiday season in November and December, as well as the Valentine’s Day holiday in the month of February. As a result, higher inventory levels are maintained during these peak selling periods.

Competition

The retail apparel business is highly competitive with numerous competitors, including individual and chain fashion specialty stores, department stores and discount retailers. It is multi-faceted and operates through various channels; primarily retail stores, catalog and e-commerce. Brand image, marketing, fashion design, price, service, fashion assortment and quality are the principal competitive areas affecting the retail business.

We believe that we have competitive strengths because of our widely recognized brand, presence in shopping malls and direct marketing expertise. However, many of our competitors have greater financial, distribution, logistics, marketing and other resources available to them and may be able to adapt to changes in customer requirements more quickly, devote greater resources to the design, sourcing, distribution, marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies, and there can be no assurance that we will be able to compete successfully with them in the future.

Employees

As of October 8, 2012, we had 378 full-time employees and 548 part-time employees. Due to seasonal sales patterns, we hire additional temporary staff at our retail stores and distribution and customer contact centers during peak sales periods. We have never experienced an interruption of our operations because of a work stoppage. We believe our relationship with our employees to be good. We are not a party to any collective bargaining agreement with any union.

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

The retail apparel industry is highly competitive. We compete with a variety of retailers, including national department store chains, national and international specialty apparel chains, apparel catalog businesses and online apparel businesses that sell similar lines of merchandise. Many of our competitors have greater financial, distribution, logistics, marketing and other resources available to them and may be able to adapt to changes in customer requirements more quickly, devote greater resources to the design, sourcing, distribution, marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies. If we are unable to overcome these potential competitive disadvantages, such factors could have an adverse effect on our business, financial condition and results of operations.

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

As of July 28, 2012, we had a working capital deficiency of $6,326,000. We plan to rely on available borrowings under our revolving credit facility with Salus Capital Partners, LLC, together with our projected operating cash flows, to meet our working capital needs. If we require working capital and it is unavailable to us on acceptable terms or at all, it could result in our inability to successfully update and expand our product offerings in order to keep our selections fresh and appealing to our customers. The foregoing could negatively impact our results of operations.

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

Our sales are dependent on management’s ability to operate retail stores in desirable locations with capital investments and lease costs that allow for the opportunity to earn a reasonable return. Desirable locations and configurations may not be available at a reasonable cost, or at all. If we are unable to renew or replace our store leases, enter into leases for new stores or terminate leases for unprofitable stores on favorable terms, our ability to achieve profitability could be harmed.

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

Our stock price has been volatile.

The trading price of our common stock has been volatile. During the quarter ended July 28, 2012, the closing sale prices of our common stock on the NYSE MKT ranged from $0.23 to $0.45 per share and the closing sale price of our common stock on October 8, 2012 was $0.26 per share. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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

The NYSE MKT may delist our common stock, which could limit investors’ ability to make transactions in our common stock.

Our common stock is listed on the NYSE MKT, a national securities exchange.  In order to continue listing our common stock, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount of shareholders’ equity (usually between $2 million and $6 million) and a minimum number of public shareholders (usually 300 shareholders or 200,000 shares held by our non-affiliates). Additionally, our common stock cannot have what is deemed to be a “low selling price” as determined by the exchange.

On November 30, 2011, we received a notice from the NYSE MKT indicating that we were not in compliance with (a) Section 1003(a)(i) of the Company Guide since we reported shareholders’ equity of less than $2 million at July 30, 2011 and losses from continuing operations and/or net losses in two of our three most recent fiscal years and (b) Section 1003(a)(ii) of the Company Guide with shareholders’ equity of less than $4 million and losses from continuing operations and/or net losses in three of our four most recent fiscal years. On February 3, 2012, the NYSE MKT notified us that it had accepted our plan to regain compliance with the foregoing rules of the Company Guide and granted us an extension until May 30, 2013 to evidence compliance with Sections 1003(a)(i) and (ii) of the Company Guide. We are subject to periodic review by the staff of the NYSE MKT during the extension period. Failure to make progress consistent with the Plan or to regain compliance with the continued listing standards by the end of the extension period could result in the NYSE MKT initiating delisting proceedings pursuant to Section 1009 of the Company Guide.

If our common stock is delisted, we could face material adverse consequences, including:

•	a limited availability of market quotations for our common stock;

•	reduced liquidity in the trading of our stock;

•	a limited amount of news coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

ITEM 1B. – UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. – PROPERTIES

We lease approximately 27,000 square feet of space for our principal executive offices at 6255 Sunset Boulevard, Hollywood, CA for an annual base rent of approximately $834,000 pursuant to a lease that expires in February 2015.

We lease approximately 131,000 square feet of space for our distribution and customer contact center at 5005 S. 40th Street, Phoenix, AZ for an annual base rent of approximately $1,160,000 pursuant to a lease that expires in March 2018.

We lease approximately 1,600 square feet of executive office space at 8 West 38th Street, New York, NY for an annual base rent of approximately $52,000 pursuant to a lease that expires in November 2013.

Our 118 Frederick’s of Hollywood stores are located in leased facilities, primarily in shopping malls, in 29 states. A substantial portion of these lease commitments consist of store leases with an initial term of ten years. The leases expire at various dates between 2012 and 2020, with some leases currently operating on a month-to-month basis. Rental terms for new locations often include a fixed minimum rent plus a percentage of sales in excess of a specified amount. We typically pay certain operating costs such as common area maintenance, utilities, insurance and taxes. We will continue to close certain underperforming stores upon the expiration of their respective leases. See Business – Store Operations.

The following table sets forth the locations of Frederick’s of Hollywood stores as of July 28, 2012.

Arizona	4	Massachusetts	4	Oklahoma	2
California	41	Michigan	2	Oregon	2
Connecticut	1	Minnesota	2	Pennsylvania	1
Florida	14	Missouri	1	South Carolina	1
Georgia	3	Nevada	5	Tennessee	1
Hawaii	1	New Hampshire	1	Texas	12
Illinois	3	New Jersey	1	Virginia	2
Indiana	1	New Mexico	1	Washington	1
Kansas	1	New York	5	Wisconsin	1
Maryland	1	Ohio	3

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

We believe that our facilities are adequate for our current and reasonably foreseeable future needs and that our properties are in good condition and suitable to conduct our business.

ITEM 3. – LEGAL PROCEEDINGS

On February 2, 2012, a former California store employee filed a purported class action lawsuit in the California Superior Court, County of San Francisco, naming Frederick’s of Hollywood, Inc., one of the Company’s subsidiaries, as a defendant (Michelle Weber, on behalf of herself and all others similarly situated v. Frederick’s of Hollywood, Inc., Case No. CGC-12-517909). The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California’s Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit (the class being defined as all California retail store hourly employees), unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. We contest these allegations and deny any liability with respect to the lawsuit. We answered the Plaintiff’s first amended complaint on April 2, 2012. The parties have agreed to stay discovery proceedings in order to conduct a mediation, which is scheduled for November 29, 2012. Therefore, we are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of July 28, 2012.

We also are involved from time to time in litigation incidental to our business. We believe that the outcome of such litigation will not have a material adverse effect on our results of operations or financial condition.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE MKT under the symbol “FOH.” The following table sets forth the reported high and low sales prices per share for the periods indicated.

	High	Low
Year Ended July 28, 2012
First Quarter	$0.74	$0.38
Second Quarter	0.54	0.31
Third Quarter	0.64	0.20
Fourth Quarter	0.58	0.14
Year Ended July 30, 2011
First Quarter	$1.23	$0.74
Second Quarter	1.40	0.71
Third Quarter	0.98	0.62
Fourth Quarter	0.86	0.60

On October 8, 2012, the closing sale price of our common stock was $0.26.

Holders

As of October 8, 2012, there were approximately 600 shareholders of record of our common stock. We believe that there are also a significant number of beneficial owners of our common stock whose shares are held in “street name.”

Dividend Policy

We have not paid any cash dividends on our common stock to date. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not currently anticipate declaring any cash dividends in the foreseeable future. The payment of dividends will be within the discretion of our board of directors and will be contingent upon our revenue and earnings, if any, capital requirements, general financial condition and such other factors as our board may consider. In addition, the terms of our Series A Convertible Preferred Stock and covenants contained in our Credit and Security Agreement with Salus Capital Partners, LLC restrict our ability to pay cash dividends so long as the Series A Convertible Preferred Stock is outstanding or any amount is owed and outstanding under the Salus Facility (defined below), respectively.

ITEM 6. – SELECTED FINANCIAL DATA

This item is not required to be completed by smaller reporting companies. Our consolidated financial statements appear elsewhere in this report in Item 8. – Financial Statements and Supplementary Data.

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Frederick’s of Hollywood Group Inc., through its subsidiaries, sells women’s apparel and related products under its proprietary Frederick’s of Hollywood® brand predominantly through its U.S. mall-based specialty retail stores, which are referred to as “Stores,” and through its catalog and website at www.fredericks.com, which are referred to collectively as “Direct.” As of July 28, 2012, we operated 118 Frederick’s of Hollywood stores in 29 states and during fiscal year 2012 mailed approximately 10.8 million catalogs.

For financial reporting purposes, we have one reportable segment representing the aggregation of our two operating segments (Stores and Direct), based on their similar economic characteristics, products and target customers. We also have store and product licensing agreements; however, licensing income from these agreements is currently immaterial.

Financial information for the fiscal years ended July 28, 2012 and July 30, 2011 is included in the consolidated financial statements appearing elsewhere in this report.

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

Revenue Recognition – We record revenue for Stores at the point at which the customer receives and pays for the merchandise at the register. For Direct sales, goods are shipped to the customer when payment is made and we record the revenue at the time the customer receives the merchandise. We estimate and defer revenue and the related product costs for shipments that are in transit to the customer. Customers typically receive goods within a few days of shipment. Outbound shipping charges billed to customers are included in net sales. We record an allowance for estimated returns from our customers in the period of sale based on prior experience. At July 28, 2012 and July 30, 2011, the allowance for estimated returns was $665,000 and $794,000, respectively. If actual returns are greater than those expected, additional sales returns may be recorded in the future. Historically, management has found its return reserve to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. Sales are recorded net of sales taxes collected from customers at the time of the transaction.

Merchandise Inventories – Store inventories are valued at the lower of cost or market using the retail inventory first-in, first-out (“FIFO”) method, and Direct inventories are valued at the lower of cost or market, on an average cost basis that approximates the FIFO method. Stores and Direct inventories consist entirely of finished goods. Freight costs are included in inventory and vendor allowances are recorded as a reduction in inventory cost.

These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations and gross margins. Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends. We reserve for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, and the age of the inventory. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. Markdown allowances received from vendors are reflected as reductions to cost of sales in the period they are received if these allowances are received after goods have been sold or marked down. When markdown allowances are received prior to the sale or markdown, the allowance will be recognized as a reduction in the cost basis of the inventory. Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. Inventory reserves were $628,000 and $547,000 at July 28, 2012 and July 30, 2011, respectively.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit. The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally less than three months. The realizability of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future gross profit of the related revenue. Direct-response advertising costs of $564,000 and $1,476,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at July 28, 2012 and July 30, 2011, respectively. Management believes that they have appropriately determined the expected period of future benefit as of the date of the Company’s consolidated financial statements; however, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.

Impairment of Long-Lived Assets – We review long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows. If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance. Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required. For the year ended July 30, 2011, we recorded impairment charges for property and equipment of $1,910,000. We did not record any impairment charges for the year ended July 28, 2012.

Intangible Assets – We have certain indefinite lived intangible assets, principally the Frederick’s of Hollywood trade name and domain names. Applicable accounting guidance requires us to not amortize indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred. The fair value of the trademarks was determined using the relief-from-royalty method. The relief-from-royalty method estimates the royalty expense that could be avoided in the operating business as a result of owning the respective asset or technology. The royalty savings are measured, tax-effected and, thereafter, converted to present value with a discount rate that considers the risk associated with owning the intangible asset. No impairment was present and no write-down was required when the trademarks were reviewed for impairment in connection with the annual impairment test.

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

The following table shows each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the consolidated financial statements included elsewhere in this report (in thousands, except for percentages, which percentages may not add due to rounding):

	Year Ended
	July 28, 2012		July 30, 2011
Net sales	$111,406	100.0%	$119,615	100.0%
Cost of goods sold, buying and occupancy	69,782	62.6%	76,647	64.1%
Gross profit	41,624	37.4%	42,968	35.9%
Selling, general and administrative expenses	45,757	41.1%	49,771	41.6%
Impairment of long-lived assets	-	-	1,910	1.6%
Operating loss	(4,133)	(3.7)%	(8,713)	(7.3)%
Interest expense, net	2,224	2.0%	1,483	1.2%
Loss before income tax provision	(6,357)	(5.7)%	(10,196)	(8.5)%
Income tax provision	75	0.1%	134	0.1%
Net loss from continuing operations	(6,432)	(5.8)%	(10,330)	(8.6)%
Net loss from discontinued operations, net of tax benefit	-	-	(1,725)	(1.5)%
Net loss	(6,432)	(5.8)%	(12,055)	(10.1)%
Less: Preferred stock dividends	84		-
Net loss applicable to common shareholders	$(6,516)		$(12,055)

Fiscal Year 2012 Compared to Fiscal Year 2011

Our fiscal year is the 52- or 53-week period ending on the last Saturday in July. Our consolidated financial statements for fiscal years 2012 and 2011 consist of the 52-week periods ended July 28, 2012 and July 30, 2011, respectively.

Net Sales

Net sales for the year ended July 28, 2012 decreased to $111,406,000 as compared to $119,615,000 for the year ended July 30, 2011, and were as follows (in thousands, except for percentages):

	Year Ended
	July 28, 2012	July 30, 2011	Decrease	% of decrease from prior year
Stores	$70,783	$72,209	$(1,426)	(2.0)%
Direct (catalog and website)	35,819	39,663	(3,844)	(9.7)%
Licensing revenue	66	644	(578)	(89.8)%
Other revenue	4,738	7,099	(2,361)	(33.3)%
Total net sales	$111,406	$119,615	$(8,209)	(6.9)%

Total store sales for the year ended July 28, 2012 decreased by $1,426,000, or 2.0%, as compared to the year ended July 30, 2011. Comparable store sales for the year ended July 28, 2012 increased by $325,000, or 0.5%, as compared to the year ended July 30, 2011. The decrease in total store sales was primarily due to

•	a reduction in the number of stores from 123 at July 30, 2011 to 118 at July 28, 2012. Three of the closed stores were high sales volume stores, but were among our most unprofitable due to high occupancy costs. One of these stores closed at the end of January 2012 and two closed at the end of February 2012;

•	lower consumer traffic at our stores as compared to the same period in the prior year; and

•	a reduction in catalog circulation to customers within a 20 mile radius of our stores.

These reductions were partially offset by:

•	an improvement in the product choices made by our merchandising team; and

•	an increase in promotional activity in order to stimulate sales.

Direct sales for the year ended July 28, 2012 decreased by $3,844,000, or 9.7%, as compared to the year ended July 30, 2011. This decrease is primarily attributable to mailing fewer catalogs in the year ended July 28, 2012 as compared to the year ended July 30, 2011 as part of our efforts to reduce catalog costs and reallocate resources to our digital marketing initiatives. We mailed approximately 10.8 million catalogs during the year ended July 28, 2012 as compared to approximately 13.6 million catalogs during the year ended July 30, 2011. We are continuing to strategically review our Direct marketing strategy in order to find ways to drive more profitable sales.

Licensing revenue for the years ended July 28, 2012 and July 30, 2011 was $66,000 and $644,000, respectively. In March 2011, we entered into an exclusive, multi-year licensing agreement with EABG, which provides for EABG to build and operate Frederick’s of Hollywood retail stores in the Middle East. EABG made an initial non-refundable payment of $500,000 to us upon the execution of the agreement, which is included in licensing revenue for the year ended July 30, 2011. There was no similar transaction during the year ended July 28, 2012.

Other revenue consists of shipping revenue, commissions earned on direct sell-through programs, breakage on gift cards, and product sales to our licensing partner in the Middle East. Other revenue for the year ended July 28, 2012 decreased by $2,361,000, or 33.3%, as compared to the year ended July 30, 2011. This decrease is primarily attributable to a $1,978,000 decrease in shipping revenue due to an increase in promotional shipping offers to stimulate sales. Competitors also frequently offer free shipping. Our results were also impacted by lower Direct sales, and a $499,000 decrease in gift card breakage. These decreases were partially offset by a $461,000 increase in product sales to our licensing partner in the Middle East for the year ended July 28, 2012.

Gross Profit

Gross margin (gross profit as a percentage of net sales) for the year ended July 28, 2012 was 37.4% as compared to 35.9% for the year ended July 30, 2011. The largest contributors to the increase in gross margin were the following:

•	Product costs as a percentage of sales decreased by 2.8 percentage points primarily as a result of a $3,965,000 increase in vendor allowances received during the year ended July 28, 2012 as compared to the year ended July 30, 2011. Vendor allowances increased to 4.6% of sales for the year ended July 28, 2012 from 1.0% of sales in the prior year. This improvement was partially offset by higher promotions during the year ended July 28, 2012 as compared to the year ended July 30, 2011. We are implementing a partner-oriented approach with our vendors that we believe will allow us to continue to share the cost of increased promotional activity on a regular basis. Therefore, the amount of allowances we may receive during each reporting period will depend on our level of promotional activity during that period and our success in obtaining the allowances from our vendors. However, we do not expect as significant an increase in vendor allowances for fiscal year 2013 as compared to fiscal year 2012.

•	All other costs included in cost of sales, including buying costs, store occupancy, store depreciation, freight and distribution center costs, decreased by $1,966,000 for the year ended July 28, 2012 as compared to the year ended July 30, 2011. This decrease was primarily attributable to lower occupancy and depreciation costs as a result of fewer stores, headcount reductions resulting from streamlining the buying and merchandising departments and lower distribution center costs due to lower sales in the year ended July 28, 2012 as compared to the same period in the prior year. As a percentage of sales, these costs increased by 0.3 percentage points for the year ended July 28, 2012 as compared to the same period in the prior year. This percentage increase was due to lower sales during the year ended July 28, 2012 as compared to the same period in the prior year.

These improvements were partially offset by the following:

•	Other revenue decreased by $2,361,000, primarily due to a reduction in shipping revenue, which resulted from a decrease in Direct sales and an increase in free shipping offers to stimulate sales, and a reduction in gift card breakage.

•	Licensing revenue decreased by $578,000. This decrease was primarily due to a $500,000 non-refundable payment made by our licensing partner in the Middle East in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended July 28, 2012 decreased by $4,014,000 to $45,757,000, or 41.1% of sales, from $49,771,000, or 41.6% of sales, for the year ended July 30, 2011. This decrease was primarily attributable to the following:

•	Expenses related to corporate overhead decreased by $1,209,000 to $10,903,000 for the year ended July 28, 2012 from $12,112,000 for the same period in the prior year. This decrease was primarily due to a decrease in salaries and salary-related costs of $576,000 resulting from a reduction in full-time personnel and $458,000 of severance and severance-related expenses recorded in the prior year in connection with the departure of our former president, a $270,000 decrease in stock compensation expense and a $323,000 decrease in professional and consulting fees.

•	Store selling, general and administrative expenses decreased by $214,000 to $20,914,000 for the year ended July 28, 2012 from $21,128,000 for the same period in the prior year. This decrease was primarily due to having fewer stores during fiscal year 2012 as compared to the prior year. This decrease was partially offset by an increase in store operations headcount and costs associated with the early termination of three unprofitable stores.

•	Direct selling, general and administrative expenses decreased by $2,557,000 to $13,728,000 for the year ended July 28, 2012 from $16,285,000 for the same period in the prior year. This decrease was primarily due to a decrease of $2,017,000 in catalog and related expenses as a result of mailing fewer catalogs as compared to the same period in the prior year, lower credit card fees of $358,000 resulting from lower sales and a reduction in interchange rates, and lower salary and salary related expenses of $108,000 resulting from a lower headcount. This decrease was partially offset by an increase of $190,000 in marketing expenses related to our strategy to increase our digital marketing initiatives.

•	Brand marketing expenses decreased by $34,000 to $212,000 for the year ended July 28, 2012 from $246,000 for the same period in the prior year.

Impairment of Long-lived Assets

We record impairment charges whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows. At July 30, 2011, we identified six underperforming stores that we concluded were impaired due to sustained historical losses at those stores and recorded an impairment charge of $1,698,000 related to those stores. In addition, we determined that a partially completed software upgrade was not going to be completed and recorded an impairment charge of $212,000 related to the work that was performed. We did not record any impairment charges for the year ended July 28, 2012.

Interest Expense

During the year ended July 28, 2012, net interest expense increased by $286,000 to $1,769,000 as compared to $1,483,000 for the year ended July 30, 2011. This increase resulted primarily from higher overall borrowings. In addition, as a result of refinancing the Wells Fargo Facility and Hilco Term Loan (defined below), we wrote off $375,000 of deferred financing costs and incurred an early termination fee of $80,000, representing total interest expense of $2,224,000 for the year ended July 28, 2012.

Income Tax Provision

Our income tax provision for the years ended July 28, 2012 and July 30, 2011 primarily represents minimum and net worth taxes due in various states. Due to the uncertainty of realization in future periods, no tax benefit has been recognized on the net losses for these years. Accordingly, a full valuation allowance has been established on the current loss and all net deferred tax assets existing at the end of the period excluding the deferred tax liability related to intangible assets, which have an indefinite life.

Discontinued Operations

During the fourth quarter of fiscal year 2010, we made a strategic decision to divest our wholesale division due to continuing losses and in order to focus on our core retail operations. On October 27, 2010, we completed the sale to Dolce Vita of substantially all of the assets of the wholesale division, except cash, accounts receivable and certain other assets. Our wholesale division’s operations are classified as discontinued operations for all periods presented in the consolidated financial statements appearing elsewhere in this report. We recorded a net loss from discontinued operations of $1,725,000 for the year ended July 30, 2011. There was no activity related to the wholesale division in fiscal year 2012 and no further losses are anticipated.

Liquidity and Capital Resources

Cash Used in Operations

Net cash used in operating activities for the year ended July 28, 2012 was $6,571,000, resulting primarily from the following:

•	net losses for the year ended July 28, 2012 of $6,432,000 from continuing operations;

•	a decrease in accounts payable and other accrued expenses of $6,571,000, which resulted primarily from $5,163,000 in reductions to accounts payable due to vendor allowances;

•	a decrease in deferred rent and tenant allowances of $862,000, resulting primarily from the non-cash accelerated amortization of deferred rent and tenant allowances for three unprofitable stores which have been closed; and

•	net cash used in operating activities of our discontinued operations of $297,000.

These decreases in cash flow were partially offset by the following:

•	non-cash expenses of $2,460,000 for depreciation and amortization and $553,000 for stock compensation expenses;

•	a decrease in inventory of $1,901,000, which resulted from having less stores at July 28, 2012 as compared to the prior year and our continued management of our inventory levels; and

•	a decrease in prepaid expenses and other current assets of $1,156,000, which was primarily due to a reduction in deferred catalog costs in connection with our continued efforts to utilize cost-effective marketing initiatives to reduce catalog costs and reallocate resources to our digital marketing initiatives.

Cash Used in Investing Activities

Cash used in investing activities for the year ended July 28, 2012 was $312,000.

Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended July 28, 2012 was $7,176,000, which resulted primarily from proceeds of $9,000,000 from the FILO Advance under the Salus Facility described below, $5,000,000 from the issuance of our Series A Convertible Preferred Stock and net borrowings under the Salus Facility of $1,941,000, net of the repayment of the Wells Fargo Facility, partially offset by the repayment of the Hilco Term Loan of $8,121,000 and the payment of deferred financing costs of $522,000 under our financing agreements.

Financing Agreements

Salus Credit and Security Agreement

On May 31, 2012, we and our subsidiaries (collectively, the “Borrowers”) entered into a Credit and Security Agreement (“Credit Agreement”) with Salus Capital Partners, LLC (“Salus”), which provides the Borrowers with a $24,000,000 revolving line of credit through May 31, 2015 (the “Salus Facility”). At the closing, an aggregate of approximately $11,839,000 was advanced to the Borrowers under the Salus Facility to repay outstanding secured indebtedness owed under the Wells Fargo Facility and the Hilco Term Loan (defined below).

The Salus Facility includes a “first in last out” tranche (“FILO Advance”) of up to $9,000,000 that consists of the first advances made under the Salus Facility and will be the last amounts repaid. The maximum amount of the FILO Advance and the total Salus Facility will be reduced by certain mandatory and voluntary prepayments. The Borrowers may periodically borrow, repay in whole or in part, and reborrow under the Salus Facility, except that amounts repaid on account of the FILO Advance may not be reborrowed. The actual amount of credit available under the Salus Facility is determined using measurements based on the Borrowers’ receivables, inventory, intellectual property and other measures.

The unpaid principal of the FILO Advance bears interest, payable monthly, in arrears, at the 30-day LIBOR rate plus 11.5%, but not less than 12.0% regardless of fluctuations in the LIBOR rate (12.0% at July 28, 2012). Up to 2.5% of the interest payable on the FILO Advance will be capitalized, compounded and added to the unpaid amount of the obligations each month, will accrue interest at the rate applicable to the FILO Advance and will be due and payable in cash upon the expiration or other termination of the Salus Facility. At July 28, 2012, $9,039,000 was outstanding under the FILO Advance.

The unpaid principal of advances other than the FILO Advance bears interest, payable monthly, in arrears, at the Prime rate plus 4.0%, but not less than 7.0%, regardless of fluctuations in the Prime rate (7.25% at July 28, 2012). At July 28, 2012, $7,356,000 of advances other than the FILO Advance was outstanding.

The obligations of the Borrowers under the Credit Agreement are secured by first priority security interests in all of the Borrowers’ tangible and intangible property, including intellectual property such as trademarks and copyrights, as well as shares and membership interests of the Company’s subsidiaries.

The Credit Agreement provides for the Borrowers to pay Salus an origination fee of $465,000, 50% of which was paid at the closing and 50% to be paid on the first anniversary of the closing. The Credit Agreement also provides for certain customary fees to be paid to Salus, including: (i) a monthly fee on the unused portion of the Salus Facility; (ii) a monthly collateral monitoring fee; and (iii) an annual FILO facility fee based on the then-outstanding FILO Advance.

The Credit Agreement and other loan documents contain customary representations and warranties, affirmative and negative covenants and events of default, including covenants that restrict the Borrowers’ ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, incur certain lease obligations, pay cash dividends, redeem or repurchase outstanding equity and issue capital stock. In lieu of financial covenants, fixed charge coverage and overall debt ratios, the Salus Facility has a $1.5 million minimum availability reserve requirement. At July 28, 2012, we were in compliance with the Salus Facility’s affirmative and restrictive covenants and minimum availability reserve requirement.

Wells Fargo Revolving Credit Facility

The Borrowers had a senior revolving credit facility (the “Wells Fargo Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), which was scheduled to mature on January 28, 2013. On May 31, 2012, the Wells Fargo Facility was replaced by the Salus Facility.

The Wells Fargo Facility had a line of credit commitment of $12.5 million and a letter of credit sublimit of $10 million. The Wells Fargo Facility was secured by a second priority interest in all of the Borrowers’ intellectual property and a first priority security interest in substantially all of the Borrowers’ other assets. The amount of credit available under the Wells Fargo Facility was determined using measurements based on our receivables, inventory and other measures. Interest was payable monthly, in arrears, at the Wells Fargo prime rate plus 175 basis points for base rate loans and at LIBOR plus 300 basis points for LIBOR rate loans. At July 28, 2012, we had $377,000 of outstanding letters of credit.

Hilco Term Loan

On July 30, 2010, the Borrowers entered into a financing agreement (“Hilco Financing Agreement”) with the lending parties from time to time a party thereto and Hilco Brands, LLC, as lender and also as arranger and agent (“Hilco”). The Hilco Financing Agreement originally provided for a term loan in the aggregate principal amount of $7,000,000, which was subsequently increased to $7,307,740 (“Hilco Term Loan”). One-half of the principal amount of the Hilco Term Loan, together with accrued interest, was payable by the Borrowers on July 30, 2013 (“Initial Maturity Date”) and the other half of the principal amount of the Hilco Term Loan, together with accrued interest, was payable on July 30, 2014 (“Maturity Date”). On May 31, 2012, the Hilco Term Loan was replaced by the Salus Facility.

The Hilco Term Loan was secured by a first priority security interest in all of the Borrowers’ intellectual property and a second priority security interest in substantially all of the Borrowers’ other assets. The Hilco Term Loan bore interest at a fixed rate of 9.0% per annum (“Regular Interest”) and an additional 6.0% per annum (“PIK Interest”), both of which were compounded annually. Regular Interest was payable quarterly, in arrears, on the first day of each calendar quarter, commencing on October 1, 2010, and at maturity. PIK Interest was payable on the Initial Maturity Date and the Maturity Date, with the Borrowers having the right, at the end of any calendar quarter, to pay all or any portion of the then accrued PIK Interest.

On April 20, 2012, the Hilco Financing Agreement was amended to increase the principal amount of the Hilco Term Loan by approximately $208,000. The increase in principal was comprised of approximately $188,000 of Regular Interest that was scheduled to be paid on April 1, 2012 and a $20,000 deferred financing fee.

Series A Convertible Preferred Stock Transaction

On May 23, 2012, we sold 50,000 shares of Series A Convertible Preferred Stock with a stated value of $100 per share to TTG Apparel, LLC, which together with its affiliate, Tokarz Investments, LLC, are significant shareholders of the Company. We also issued to TTG Apparel three, five and seven-year warrants, each to purchase 500,000 shares of common stock, at exercise prices of $0.45, $0.53 and $0.60 per share (“Warrants”). The Warrants are exercisable for cash or on a cashless basis, at TTG Apparel’s option. We received gross proceeds of $5,000,000, which, as required by the terms of the Series A Convertible Preferred Stock purchase agreement, was used to settle vendor accounts payable.

The terms of the Series A Convertible Preferred Stock and Warrants are described in Note 8, Series A Convertible Preferred Stock Transaction, included in the notes to the consolidated financial statements appearing elsewhere in this report.

Future Financing Requirements

For the year ended July 28, 2012, our working capital deficiency decreased by $1,634,000 from $7,960,000 to $6,326,000. As our business continues to be effected by limited working capital, management plans to carefully manage working capital and believes that our projected operating cash flows, together with the Salus Facility, will allow us to maintain sufficient working capital through fiscal year 2013.

We expect our capital expenditures for fiscal year 2013 to be less than $2,000,000, primarily for improvements to our information technology systems, expenditures to support our website initiatives, store refurbishment costs, and other general corporate expenditures.

Off Balance Sheet Arrangements

We are not a party to any material off-balance sheet financing arrangements except relating to open letters of credit as described in Note 7, Financing Agreements, and Note 9, Commitments and Contingencies, included in the notes to the consolidated financial statements appearing elsewhere in this report.

Effect of New Accounting Standards

See Note 2, Summary of Significant Accounting Policies, included in the notes to the consolidated financial statements appearing elsewhere in this report for a discussion of recent accounting developments and their impact on our consolidated financial statements. There have been no recently issued accounting updates that had a material impact on our consolidated financial statements for the year ended July 28, 2012 or are expected to have an impact in the future.

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

Borrowings under the Salus Facility (excluding the FILO advance) and the Wells Fargo Facility for the year ended July 28, 2012 peaked at $10,868,000 and the average borrowing during the period was approximately $7,727,000.  As of July 28, 2012, the total amount outstanding under the Salus Facility (excluding the FILO advance) was $7,356,000.  An increase or decrease in the interest rate by 100 basis points from the total loan balance of the Salus Facility (excluding the FILO advance) at July 28, 2012 would have increased or decreased annual interest expenses by approximately $74,000. Borrowings under the FILO Advance for the year ended July 28, 2012 peaked at $9,039,000 and the average borrowing during the period was approximately $9,020,000. As of July 28, 2012, the total amount outstanding under the FILO Advance was $9,039,000. An increase or decrease in the interest rate by 100 basis points from the total loan balance of the FILO Advance at July 28, 2012 would have increased or decreased annual interest expenses by approximately $90,000.

Foreign Currency Risks

We buy products from a significant number of domestic vendors who enter into purchase obligations outside of the U.S. All of our product purchase orders are negotiated and settled in U.S. dollars. Therefore, we have no exposure to foreign currency exchange risks. However, fluctuations in foreign currency rates could have an impact on our future purchases.

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA

Item	Page

Report of Independent Registered Public Accounting Firm	25

Consolidated Balance Sheets at July 28, 2012 and July 30, 2011	26

Consolidated Statements of Operations for the years ended July 28, 2012 and July 30, 2011	27

Consolidated Statements of Shareholders’ Equity (Deficiency) for the years ended July 28, 2012 and July 30, 2011	28

Consolidated Statements of Cash Flows for the years ended July 28, 2012 and July 30, 2011	29-30

Notes to Consolidated Financial Statements	31-46

Financial Statement Schedule:

For the fiscal years ended July 28, 2012 and July 30, 2011: II – Valuation and Qualifying Accounts	47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Frederick’s of Hollywood Group Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Frederick’s of Hollywood Group Inc. and subsidiaries as of July 28, 2012 and July 30, 2011 and the related consolidated statements of operations, shareholders’ equity (deficiency) and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at item 15 for the years ended July 28, 2012 and July 30, 2011. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Frederick’s of Hollywood Group Inc. and subsidiaries at July 28, 2012 and July 30, 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Mayer Hoffman McCann CPAs

(The New York Practice of Mayer Hoffman McCann P.C.)

New York, New York

October 26, 2012

FREDERICK’S OF HOLLYWOOD GROUP INC.

CONSOLIDATED BALANCE SHEETS

JULY 28, 2012 AND JULY 30, 2011

(In Thousands, Except Share Data)

	July 28,	July 30,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$741	$448
Accounts receivable	997	1,214
Income tax receivable	-	51
Merchandise inventories	12,915	14,816
Prepaid expenses and other current assets	952	2,108
Deferred income tax assets	48	68
Total current assets	15,653	18,705
PROPERTY AND EQUIPMENT, Net	6,806	8,925
INTANGIBLE ASSETS	18,259	18,259
OTHER ASSETS	756	588
TOTAL ASSETS	$41,474	$46,477

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Revolving credit facilities	$7,356	$5,415
Accounts payable and other accrued expenses	14,623	21,250
Total current liabilities	21,979	26,665

DEFERRED RENT AND TENANT ALLOWANCES	3,887	4,749
TERM LOANS	9,039	7,527
OTHER	-	5
DEFERRED INCOME TAX LIABILITIES	7,352	7,372
TOTAL LIABILITIES	42,257	46,318

COMMITMENTS AND CONTINGENCIES (NOTES 7 AND 9)	-	-

SHAREHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, $.01 par value – authorized, 10,000,000 shares at July 28, 2012 and July 30, 2011; issued and outstanding, 50,000 shares at July 28, 2012 and none at July 30, 2011	5,021	-

Common stock, $.01 par value – authorized, 200,000,000 shares at July 28, 2012 and July 30, 2011; issued and outstanding 38,964,891 shares at July 28, 2012 and 38,637,363 shares at July 30, 2011	390	386
Additional paid-in capital	88,346	87,797
Accumulated deficit	(94,540)	(88,024)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIENCY)	(783)	159
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)	$41,474	$46,477

See notes to consolidated financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JULY 28, 2012 AND JULY 30, 2011

(In Thousands, Except Per Share Amounts)

	Year Ended
	July 28, 2012	July 30, 2011

Net sales	$111,406	$119,615
Cost of goods sold, buying and occupancy	69,782	76,647
Gross profit	41,624	42,968
Selling, general and administrative expenses	45,757	49,771
Impairment of long-lived assets	-	1,910
Operating loss	(4,133)	(8,713)
Interest expense	2,224	1,483
Loss before income tax provision	(6,357)	(10,196)
Income tax provision	75	134
Net loss from continuing operations	(6,432)	(10,330)
Net loss from discontinued operations, net of tax benefit of $0 and $266 for the years ended July 28, 2012 and July 30, 2011, respectively	-	(1,725)
Net loss	(6,432)	(12,055)
Less: Preferred stock dividends	84	-
Net loss applicable to common shareholders	$(6,516)	$(12,055)

Basic and diluted net loss per share from continuing operations	$(.17)	$(.27)
Basic and diluted net loss per share from discontinued operations	-	(.04)
Total basic and diluted net loss per share applicable to common shareholders	$(.17)	$(.31)

Weighted average shares outstanding – basic and diluted	38,844	38,517

See notes to consolidated financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

YEARS ENDED JULY 28, 2012 AND JULY 30, 2011

(In Thousands, Except Share Amounts)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE, JULY 31, 2010	-	$-	38,343,199	$383	$86,977	$(75,969)	$(83)	$11,308
Net loss	-	-	-	-	-	(12,055)	-	(12,055)
Cumulative translation adjustment	-	-	-	-	-	-	83	83
Comprehensive loss	-	-	-	-	-	-	-	(11,972)
Stock based compensation	-	-	-	-	779	-	-	779
Issuance of common stock	-	-	189,000	2	(2)	-	-	-
Issuance of common stock for directors’ fees	-	-	146,664	1	134	-	-	135
Stock options exercised	-	-	4,000	-	-	-	-	-
Forfeitures of restricted shares	-	-	(45,500)	-	(91)	-	-	(91)
BALANCE, JULY 30, 2011	-	-	38,637,363	386	87,797	(88,024)	-	159
Net loss	-	-	-	-	-	(6,432)	-	(6,432)
Stock based compensation	-	-	-	-	504	-	-	504
Issuance of preferred stock, net of issuance costs of $63	50,000	4,937				-	-	4,937
Issuance of common stock	-	-	230,000	3	(3)	-	-	-
Issuance of common stock for directors’ fees	-	-	119,528	1	48	-	-	49
Forfeitures of restricted shares	-	-	(22,000)	-	-	-	-	-
Accrued dividend on preferred stock	-	84	-	-	-	(84)	-	-
BALANCE, JULY 28, 2012	50,000	$5,021	38,964,891	$390	$88,346	$(94,540)	$-	$(783)

See notes to consolidated financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JULY 28, 2012 AND JULY 30, 2011

(In Thousands)

	July 28,	July 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,432)	$(12,055)
Net loss from discontinued operations	-	(1,725)
Net loss from continuing operations	(6,432)	(10,330)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,460	3,122
Issuance of common stock for directors’ fees	49	135
Stock-based compensation expense	504	688
Impairment of long-lived assets	-	1,910
Amortization of deferred financing costs	218	138
Write-off of deferred financing costs	375	-
Non-cash interest on term loans	613	425
Amortization of deferred rent and tenant allowances	(862)	(177)
Deferred income taxes	-	(67)
Changes in operating assets and liabilities:
Accounts receivable	217	(87)
Merchandise inventories	1,901	(3,865)
Prepaid expenses and other current assets	1,156	190
Income tax receivable	51	76
Other assets	47	507
Accounts payable and other accrued expenses	(6,571)	(1,132)
Net cash used in operating activities of discontinued operations	(297)	(2,670)
Net cash used in operating activities	(6,571)	(11,137)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(312)	(96)
Net cash provided by investing activities of discontinued operations	-	4,469
Net cash used in investing activities	(312)	4,373
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facilities	1,941	2,146
Repayment of term loan	(8,121)	-
Proceeds from term loan	9,000	-
Proceeds from the issuance of preferred stock	5,000	-
Payment of issuance costs	(63)	-
Repayment of capital lease obligation	(59)	(55)
Cash transferred out of a restricted account	-	4,660
Payment of deferred financing costs	(522)	(75)
Net cash provided by financing activities	7,176	6,676
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	293	(88)
CASH AND CASH EQUIVALENTS:
Beginning of period	448	536
End of period	$741	$448

(Continued)

FREDERICK’S OF HOLLYWOOD GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JULY 28, 2012 AND JULY 30, 2011

(In Thousands)

	Year Ended
	July 28, 2012	July 30, 2011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$1,888	$1,153
Taxes	$48	$63

(Concluded)

See notes to consolidated financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY AND BASIS OF PRESENTATION

Frederick’s of Hollywood Group Inc. (the “Company”), through its subsidiaries, primarily sells women’s apparel and related products under its proprietary Frederick’s of Hollywood® brand predominantly through U.S. mall-based specialty stores, which are referred to as “Stores,” and through its catalog and website at www.fredericks.com, which are referred to collectively as “Direct.”

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

Fiscal Year – The Company’s fiscal year is the 52- or 53-week period ending on the last Saturday in July. The Company’s consolidated financial statements for fiscal years 2012 and 2011 consist of the 52-week period ended July 28, 2012 and the 52-week period ended July 30, 2011, respectively.

Cash and Cash Equivalents – The Company considers highly liquid investments with an initial maturity of three months or less to be cash equivalents. As of July 28, 2012, the Company had $402,000 in restricted cash that was held as cash collateral against the Company’s outstanding letter of credit. In August 2012, approximately $300,000 was transferred to a security deposit, $82,000 was applied to rent and bank fees and the balance was returned to the Company.

Accounts Receivable – The Company’s accounts receivable is comprised primarily of amounts due from commercial credit card companies such as Visa, MasterCard, and American Express, which are generally received within a few days of the related transaction, so a reserve is not considered necessary. Credit card receivables were $880,000 and $918,000 at July 28, 2012 and July 30, 2011, respectively.

Merchandise Inventories – Store inventories are valued at the lower of cost or market using the retail inventory first-in, first-out (“FIFO”) method, and Direct inventories are valued at the lower of cost or market, on an average cost basis that approximates the FIFO method. Stores and Direct inventories consist entirely of finished goods. Freight costs are included in inventory and vendor allowances are recorded as a reduction in inventory cost.

These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations and gross margins. Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends. The Company reserves for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, and the age of the inventory. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. Markdown allowances received from vendors are reflected as reductions to cost of sales in the period they are received if these allowances are received after goods have been sold or marked down. When markdown allowances are received prior to the sale or markdown, the allowance will be recognized as a reduction in the cost basis of the inventory. Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. Inventory reserves were $628,000 and $547,000 at July 28, 2012 and July 30, 2011, respectively.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit. The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally less than three months. The realizability of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future gross profit of the related revenue. Direct-response advertising costs of $564,000 and $1,476,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at July 28, 2012 and July 30, 2011, respectively. Management believes that they have appropriately determined the expected period of future benefit as of the date of the Company’s consolidated financial statements; however, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis. Direct-response advertising expense for the years ended July 28, 2012 and July 30, 2011 were $6,811,000 and $8,155,000, respectively.

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

Deferred Financing Costs – Deferred financing costs are amortized using the straight-line method over the terms of the related debt agreements, which approximate the effective interest method. Amortization of deferred financing costs were $218,000 and $138,000 for the years ended July 28, 2012 and July 30, 2011, respectively, and were included in interest expense in the accompanying consolidated statements of operations. In addition, during the year ended July 28, 2012, deferred financing costs of $375,000 were written off in conjunction with the termination of certain agreements (see Note 7) and are also included in interest expense.

Impairment of Long-Lived Assets – The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows. If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance. Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required. The Company recorded impairment charges related to underperforming retail stores in the accompanying consolidated statements of operations of $1,698,000 for the year ended July 30, 2011 and did not record impairment charges for the year ended July 28, 2012. The Company also recorded an impairment charge of $212,000 for the year ended July 30, 2011 related to a specific computer software upgrade that was not expected to be completed.

Intangible Assets – The Company has certain indefinite lived intangible assets, principally the Frederick’s of Hollywood trade name and domain names. The Company’s intangible assets are comprised of $18,090,000 attributable to its trademark and $169,000 to its domain names as of July 28, 2012 and July 30, 2011.

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

Fair Value of Financial Instruments – The Company’s management believes the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value due to their short maturity. The carrying amount of the revolving line of credit approximates fair value, as these borrowings have variable rates that reflect currently available terms and conditions for similar debt. The Company believes its long-term loan approximates fair value because the transaction contemplated by the financing agreement relating to this debt was consummated on May 31, 2012.

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

Revenue Recognition – The Company records revenue for Stores at the point at which the customer receives and pays for the merchandise at the register. For Direct sales, goods are shipped to the customer when payment is made and we record the revenue at the time the customer receives the merchandise. We estimate and defer revenue and the related product costs for shipments that are in transit to the customer. Customers typically receive goods within a few days of shipment. Outbound shipping charges billed to customers are included in net sales. The Company records an allowance for estimated returns from its customers in the period of sale based on prior experience. At July 28, 2012 and July 30, 2011, the allowance for estimated returns was $665,000 and $794,000, respectively. If actual returns are greater than those expected, additional sales returns may be recorded in the future. Historically, management has found its return reserve to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. Sales are recorded net of sales taxes collected from customers at the time of the transaction.

The Company records other revenue for shipping revenue, commissions earned on direct sell-through programs on a net basis as the Company acts as an agent on behalf of the related vendor, and product sales to its license partner in the Middle East. Product sales to the Company’s license partner are recognized upon delivery to the partner’s freight forwarder. For the years ended July 28, 2012 and July 30, 2011, total other revenue recorded in net sales in the accompanying consolidated statements of operations were $4,653,000 and $6,515,000, respectively.

Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreements. Licensing revenue recorded in net sales in the accompanying consolidated statements of operations was $66,000 and $$644,000 for the years ended July 28, 2012 and July 30, 2011, respectively.

The Company recognizes the sales from gift cards, gift certificates, and store credits (“Gift Cards and Credits”) as they are redeemed for merchandise. Prior to redemption, the Company maintains a deferred revenue liability for Gift Cards and Credits until the Company is released from such liability. The Company’s Gift Cards and Credits do not have expiration dates; however, over time, a percentage of them are not redeemed or recovered (“breakage”). Prior to July 30, 2011, the Company had not recorded breakage, however, based upon its initial evaluation using historical redemption trend data, the Company determined that the likelihood of the redemption of certain unredeemed Gift Cards and Credits is remote and the Company has adjusted its deferred revenue liability to record breakage for these Gift Cards and Credits. Breakage has been recorded in net sales and for the year ended July 28, 2012 and July 30, 2011 of $85,000 and $584,000, respectively.  The Company continues to evaluate its historical redemption trends. If these trends ultimately differ from the assumptions underlying the Company’s breakage adjustments, or the Company’s future experience indicates the likelihood of redemption becomes remote at a different point in time after issuance, the Company may recognize further adjustments to its accruals for such deferred revenue, which could have an effect on the Company’s net sales and results of operations.

Costs of Goods Sold, Buying, and Occupancy – The Company’s costs of goods sold, buying, and occupancy includes the cost of merchandise, freight from vendors, shipping and handling, payroll and benefits for the design, buying, and merchandising personnel, warehouse and distribution, and store occupancy costs. Store occupancy costs include rent, deferred rent, common area maintenance, utilities, real estate taxes, and depreciation. Markdown allowances received from vendors are reflected as reductions to cost of sales in the period they are received if these allowances are received after goods have been sold or marked down. When a markdown allowance is received prior to the sale or mark down of the merchandise, the allowance will be recognized as a reduction in the cost basis of the inventory. The Company recognized markdown allowances of $5,163,000 and $1,198,000 for the years ended July 28, 2012 and July 30, 2011, respectively.

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

Advertising Costs – Costs associated with advertising, excluding direct-response advertising, and including in-store signage and promotions, are charged to operating expense when the advertising first takes place. For the years ended July 28, 2012 and July 30, 2011, the Company recorded advertising costs of approximately $3,515,000 and $3,975,000, respectively.

Net Income (Loss) Per Share – Basic net income (loss) per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share also includes the dilutive effect of potential common shares outstanding during the period from stock options, warrants and preferred stock.

Foreign Currency Translation – The assets and liabilities of the Company’s former Canadian subsidiary, Cinejour Lingerie Inc. (“Cinejour”), which was sold in connection with the sale of the wholesale division, were translated into U.S. dollars at current exchange rates on the balance sheet date and revenue and expenses were translated at average exchange rates for the year ended July 30, 2011. The net exchange differences resulting from these translations were recorded as a translation adjustment which was a component of shareholders’ equity. Cinejour’s functional currency was the Canadian dollar. The operations of Cinejour are included in discontinued operations in the consolidated financial statements.

Supplemental Disclosure of Non-cash Financing Transactions – The Company had outstanding accounts payable and accrued expenses of $29,000 at July 28, 2012 relating to purchases of property and equipment.  At July 30, 2011 there were no amounts outstanding in accounts payable and accrued expenses relating to purchases of property and equipment. During the year ended July 28, 2012, the Company entered into new financing agreement with Salus Capital Partners, LLC (see Note 7) and had $266,000 in accrued financing fees at July 28, 2012. During the year ended July 28, 2012, the Company incurred a $20,000 fee in connection with amending the Hilco Term Loan (see Note 7) that was added to the principal and included in deferred financing costs. During the year ended July 30, 2011, the Company amended its financing agreement with Hilco to increase the principal amount of the Hilco Term Loan by $100,000 in exchange for a one-year extension to comply with its debt service coverage ratio financial covenant (See Note 7).

During the year ended July 28, 2012, the Company accrued dividends of $84,000 on its Series A Convertible Preferred Stock (See Note 8).

Segment Reporting – The Company has one reportable segment representing the aggregation of its two operating segments (Stores and Direct), based on their similar economic characteristics, products, and target customers.

Concentrations – The Company has three major vendors that individually exceeded 10% of total purchases in fiscal year 2012. These suppliers combined represented approximately 45% and individually accounted for approximately 17%, 16% and 12% of total purchases in fiscal year 2012. The Company does not believe that the loss of any one of these vendors would adversely impact its operations.

Reclassifications – The Company has revised its previously reported consolidated balance sheet for the year ended July 30, 2011 to combine “current liabilities from discontinued operations” with “accounts payable and other accrued expenses.” This reclassification is not considered material to the consolidated financial statements.

Recently Issued Accounting Pronouncements – In May 2011, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”). ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards. The amendments in ASU No. 2011-04 change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Amendments in ASU No. 2011-04 include those that: (1) clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, and (2) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU No. 2011-04 to result in a change in the application of the requirements in Topic 820. ASU No. 2011-04 is effective during interim and annual periods beginning after December 15, 2011. Accordingly, the Company adopted ASU No. 2011-04 commencing in the third quarter of fiscal year 2012. The adoption of ASU No. 2011-04 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU No. 2011-05”). ASU No. 2011-05 requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company does not expect the adoption of ASU No. 2011-05 to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”), which defers only those changes in ASU 2011-05 related to the presentation of reclassification adjustments in order to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of the reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. ASU 2011-12 is effective at the same time as ASU 2011-05 and until determined, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. The Company does not expect the adoption of ASU 2011-12 to have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment (“ASU No. 2012-02”). ASU No. 2012-02 gives companies testing indefinite-lived intangible assets for impairment the option of performing a qualitative assessment before calculating the fair value of the indefinite-lived intangible asset in a quantitative impairment test. If companies determine, based on qualitative factors, that the fair value of the intangible asset is more likely than not less than the carrying amount, the quantitative impairment test would be required. Otherwise, further testing would not be needed. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012 if the financial statements for the most recent or interim period have not yet been issued. The Company adopted ASU No. 2012-02 in the fourth quarter of fiscal 2012. The application of ASU 2012-02 did not have an impact on the Company’s consolidated financial statements.

3.	DISCONTINUED OPERATIONS

On October 27, 2010, the Company entered into and consummated the transactions contemplated by an Asset Purchase Agreement (the “Purchase Agreement”) with Dolce Vita, pursuant to which the Company sold to Dolce Vita substantially all of the assets of the wholesale division, except cash, accounts receivable and certain other assets.

The assets were purchased for an aggregate purchase price of approximately $4,469,000, subject to adjustment as provided in the Purchase Agreement. The Company recorded a gain of approximately $1,070,000 as a result of the sale, which is net of approximately $225,000 earned by Avalon Securities Ltd., the Company’s investment banking firm, upon consummation of the transaction. Revenue from discontinued operations was $3,421,000 for the year ended July 30, 2011. For the year ended July 30, 2011, net loss from discontinued operations was $1,725,000. There was no activity related to discontinued operations during the year ended July 28, 2012.

The remaining liabilities of the discontinued operations are comprised of accounts payable and accrued expenses as of July 28, 2012 and July 30, 2011 (See Note 5). There were no assets remaining as of July 30, 2011 related to the discontinued operations.

4.	PROPERTY AND EQUIPMENT

Property and equipment at July 28, 2012 and July 30, 2011 consist of the following (in thousands):

	July 28, 2012	July 30, 2011
Furniture and fixtures	$4,760	$4,796
Computer equipment and software	5,020	4,873
Leasehold improvements.	17,009	17,000
Construction in progress	8	2
	26,797	26,671
Less accumulated depreciation and amortization	19,991	17,746
Property and equipment – net	$6,806	$8,925

5.	ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses at July 28, 2012 and July 30, 2011 consist of the following (in thousands):

	July 28, 2012	July 30, 2011
Accounts payable	$6,875	$12,395
Accrued payroll and benefits	1,182	1,474
Accrued vacation	914	1,204
Deferred revenue from gift cards, gift certificates, and store credits	1,428	1,427
Return reserves	665	794
Deferred revenue	328	393
Sales and other taxes payable	541	760
Current liabilities of discontinued operations	166	468
Miscellaneous accrued expense and other	2,524	2,335
Total	$14,623	$21,250

6.	INCOME TAXES

The provision for income taxes on continuing operations for the years ended July 28, 2012 and July 30, 2011 consists of the following (in thousands):

	July 28, 2012	July 30, 2011
Current:
Federal	$-	$-
State	75	67
Foreign	-	-
Total current income tax expense	$75	$67

Deferred:
Federal	$-	$57
State	-	10
Total deferred income tax expense	-	67
Total income tax expense	$75	$134

Reconciliations of the provision for income taxes on continuing operations to the amount of the provision that would result from applying the federal statutory rate of 35% to loss before provision for income taxes on continuing operations for the years ended July 28, 2012 and July 30, 2011 are as follows:

	Year Ended
	July 28, 2012	July 30, 2011
Provision for income taxes at federal statutory rate	35.0%	35.0%
Surtax benefit	(1.0)	(1.0)
State income taxes – net of federal income tax benefit	3.9	4.1
Other nondeductible expense	(0.2)	(1.6)
Valuation allowance	(38.9)	(37.8)
Effective tax rate	(1.2)%	(1.3)%

The major components of the Company’s net deferred income tax liability at July 28, 2012 and July 30, 2011, inclusive of deferred income taxes related continuing and discontinued operations, are as follows (in thousands):

	July 28, 2012	July 30, 2011
Deferred tax assets:
Merchandise inventories	$1,078	$1,149
Net operating loss and other tax attribute carryforwards	23,919	20,933
Accrued vacation and bonuses	309	622
Deferred rent	1,230	1,459
Deferred revenue	401	404
Stock based compensation	1,755	1,555
Difference between book and tax basis of fixed assets	296	248
Other	531	489
Valuation allowance	(29,161)	(26,690)
	358	169

Deferred tax liabilities:
Trademark	(7,236)	(7,236)
Other	(426)	(237)
	(7,662)	(7,473)
Net deferred income tax liability	$(7,304)	$(7,304)

As a result of cumulative losses, management concluded that it is more likely than not that the Company will not realize certain deferred income tax assets. As a result, the Company established a valuation allowance in fiscal years 2012 and 2011 to reduce the deferred income tax assets to an amount expected to be realized. The amount of deferred tax assets expected to be realized is equal to the Company’s deferred tax liabilities excluding the deferred tax liabilities on trademarks and domain names which are not expected to reverse in the same periods as the deferred tax assets. Therefore, as of July 28, 2012 and July 30, 2011, valuation allowances have been recorded in the amounts of $29,161,000 and $26,690,000, respectively. The valuation allowance increased by $2,471,000 and $4,609,000 for the years ended July 28, 2012 and July 30, 2011, respectively.

The Company has a federal net operating loss carryforward for financial reporting purposes of $59,799,000 at July 28, 2012 that will expire from 2024 to 2032. The Company also has state net operating loss carryforwards in various states that have different expiration dates depending on the state.

Section 382 of the Internal Revenue Code (“Section 382”) contains provisions that may limit the availability of net operating carryforwards to be used to offset taxable income in any given year upon the occurrence of certain events, including significant changes in ownership interests. Under Section 382, an ownership change that triggers potential limitations on net operating loss carryforwards occurs when there has been a greater than 50% change in ownership interest by shareholders owning 5% or more of a company over a period of three years or less. Based on management’s analysis, FOH Holdings, Inc., one of the Company’s subsidiaries (“FOH Holdings”) had an ownership change on March 3, 2005, which resulted in Section 382 limitations applying to federal net operating loss carryforwards generated by FOH Holdings prior to that date. The Company’s management estimates that all of the pre-ownership change net operating loss carryforwards are below the aggregate Section 382 annual limitations that will be available over the remaining carryforward period. As a result, the Company will be able to fully utilize the pre-ownership change net operating loss carryforwards to the extent that it generates sufficient taxable income within the carryforward period.

The Company has also concluded that it underwent a change in control under Section 382 with respect to the acquisition of Movie Star, Inc. (“Movie Star”) on January 28, 2008, and, as a result, the pre-merger net operating loss carryforwards of Movie Star of approximately $8,644,000 will be subject to annual limitations of approximately $1,109,000 per year. These net operating losses expire from 2024 to 2027.

Uncertain Tax Positions

A reconciliation of the gross amounts of unrecognized tax benefits for the year ended July 28, 2012 is as follows (in thousands):

Unrecognized tax benefit as of July 31, 2011	$1,401
Increases:
Tax positions in current period	-
Tax positions in prior period	-
Decreases:
Tax positions in prior periods	(16)
Tax positions in current period	(217)
Settlements	-
Unrecognized tax benefit as of July 28, 2012	$1,168

The amounts in the table above represent the gross amount of unrecognized tax benefits. These amounts resulted in an adjustment to the Company’s net operating loss carryforwards. As of July 28, 2012, there is no liability for unrecognized tax benefits as the adjustments for uncertain tax positions resulted in a reduction of the net operating loss carryforwards. If recognized in the future, the tax benefits would have no impact on the Company’s effective tax rate as they are not permanent differences and, therefore, relate to deferred income tax assets and liabilities. Recognition of the tax benefits would result in an increase to the Company’s net operating loss carryforwards with corresponding adjustment to the valuation allowance.

The Company does not expect that, during the next twelve months, there will be a significant increase or decrease in the total amount of its unrecognized tax benefits. As a result, the Company does not expect a material increase or decrease in its fiscal year 2013 provision for income taxes related to unrecognized tax benefits.

The Company is subject to examination by the Internal Revenue Service and taxing authorities in the various jurisdictions in which it files tax returns. During fiscal year 2012, the Internal Revenue Service began an examination of the federal tax returns of the Company and its subsidiaries for fiscal year 2010. The examination is currently in progress. No changes have been proposed with respect to the fiscal year 2010 examination. During fiscal year 2008, the Internal Revenue Service completed its examination of FOH Holdings’ federal tax returns for fiscal years 2005 and 2006, resulting in the loss or adjustment of previously established net operating loss carryforwards, but with no additional taxes due. The Internal Revenue Service examined Movie Star’s federal income tax returns through the period ended June 30, 2003 and proposed no changes to the tax returns filed. Certain state tax returns are currently under audit by state tax authorities. Due to the Company’s carryforward of unutilized net operating losses, tax years for periods ending June 30, 2004 and thereafter are subject to examination by the United States and certain states. Matters raised upon subsequent audits may involve substantial amounts and could result in material cash payments if resolved unfavorably; however, the Company believes that its tax positions are supportable.

7.	FINANCING AGREEMENTS

Salus Credit and Security Agreement

On May 31, 2012, the Company and its subsidiaries (collectively, the “Borrowers”) entered into a Credit and Security Agreement (“Credit Agreement”) with Salus Capital Partners, LLC (“Salus”), which provides the Borrowers with a $24,000,000 revolving line of credit through May 31, 2015 (the “Salus Facility”). At the closing, an aggregate of approximately $11,839,000 was advanced to the Borrowers under the Salus Facility to repay outstanding secured indebtedness owed under the Wells Fargo Facility and the Hilco Term Loan (as defined below).

The Salus Facility includes a “first in last out” tranche (“FILO Advance”) of up to $9,000,000 that consists of the first advances made under the Salus Facility and will be the last amounts repaid. The maximum amount of the FILO Advance and the total Salus Facility will be reduced by certain mandatory and voluntary prepayments. The Borrowers may periodically borrow, repay in whole or in part, and reborrow under the Salus Facility, except that amounts repaid on account of the FILO Advance may not be reborrowed. The actual amount of credit available under the Salus Facility is determined using measurements based on the Borrowers’ receivables, inventory, intellectual property and other measures.

The unpaid principal of the FILO Advance bears interest, payable monthly, in arrears, at the 30-day LIBOR rate plus 11.5%, but not less than 12.0% regardless of fluctuations in the LIBOR rate (12.0% at July 28, 2012). Up to 2.5% of the interest payable on the FILO Advance will be capitalized, compounded and added to the unpaid amount of the obligations each month, will accrue interest at the rate applicable to the FILO Advance and will be due and payable in cash upon the expiration or other termination of the Salus Facility. At July 28, 2012, $9,039,000 was outstanding under the FILO Advance.

The unpaid principal of advances other than the FILO Advance bears interest, payable monthly, in arrears, at the Prime rate plus 4.0%, but not less than 7.0%, regardless of fluctuations in the Prime rate (7.25% at July 28, 2012). At July 28, 2012, $7,356,000 of advances other than the FILO Advance was outstanding.

The obligations of the Borrowers under the Credit Agreement are secured by first priority security interests in all of the Borrowers’ tangible and intangible property, including intellectual property such as trademarks and copyrights, as well as shares and membership interests of the Company’s subsidiaries.

The Credit Agreement provides for the Borrowers to pay Salus an origination fee of $465,000, 50% of which was paid at the closing and 50% to be paid on the first anniversary of the closing. The Credit Agreement also provides for certain customary fees to be paid to Salus, including: (i) a monthly fee on the unused portion of the Salus Facility; (ii) a monthly collateral monitoring fee; and (iii) an annual FILO facility fee based on the then-outstanding FILO Advance.

The Credit Agreement and other loan documents contain customary representations and warranties, affirmative and negative covenants and events of default, including covenants that restrict the Borrowers’ ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, incur certain lease obligations, pay cash dividends, redeem or repurchase outstanding equity and issue capital stock. In lieu of financial covenants, fixed charge coverage and overall debt ratios, the Salus Facility has a $1.5 million minimum availability reserve requirement. At July 28, 2012, the Company was in compliance with the Salus Facility’s affirmative and restrictive covenants and minimum availability reserve requirement.

Wells Fargo Revolving Credit Facility

The Borrowers had a senior revolving credit facility (the “Wells Fargo Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), which was scheduled to mature on January 28, 2013. On May 31, 2012, the Wells Fargo Facility was replaced by the Salus Facility.

The Wells Fargo Facility had a line of credit commitment of $12.5 million and a letter of credit sublimit of $10 million. The Wells Fargo Facility was secured by a second priority interest in all of the Borrowers’ intellectual property and a first priority security interest in substantially all of the Borrowers’ other assets. The actual amount of credit available under the Wells Fargo Facility was determined using measurements based on the Company’s receivables, inventory and other measures. Interest was payable monthly, in arrears, at the Wells Fargo prime rate plus 175 basis points for base rate loans and at LIBOR plus 300 basis points for LIBOR rate loans. At July 28, 2012, the Company had $377,000 of outstanding letters of credit.

Hilco Term Loan

On July 30, 2010, the Borrowers entered into a financing agreement (“Hilco Financing Agreement”) with the lending parties from time to time a party thereto and Hilco Brands, LLC, as lender and also as arranger and agent (“Hilco”). The Hilco Financing Agreement originally provided for a term loan in the aggregate principal amount of $7,000,000, which was subsequently increased to $7,307,740 (“Hilco Term Loan”). One-half of the principal amount of the Hilco Term Loan, together with accrued interest, was payable by the Borrowers on July 30, 2013 (“Initial Maturity Date”) and the other half of the principal amount of the Hilco Term Loan, together with accrued interest, was payable on July 30, 2014 (“Maturity Date”). On May 31, 2012, the Hilco Term Loan was replaced by the Salus Facility.

The Hilco Term Loan was secured by a first priority security interest in all of the Borrowers’ intellectual property and a second priority security interest in substantially all of the Borrowers’ other assets. The Hilco Term Loan bore interest at a fixed rate of 9.0% per annum (“Regular Interest”) and an additional 6.0% per annum (“PIK Interest”), both of which were compounded annually. Regular Interest was payable quarterly, in arrears, on the first day of each calendar quarter, commencing on October 1, 2010, and at maturity. PIK Interest was payable on the Initial Maturity Date and the Maturity Date, with the Borrowers having the right, at the end of any calendar quarter, to pay all or any portion of the then accrued PIK Interest.

On April 20, 2012, the Hilco Financing Agreement was amended to increase the principal amount of the Hilco Term Loan by approximately $208,000. The increase in principal was comprised of approximately $188,000 of Regular Interest that was scheduled to be paid on April 1, 2012 and a $20,000 deferred financing fee.

Future Financing Requirements

For the year ended July 28, 2012, the Company’s working capital deficiency decreased by $1,634,000 from $7,960,000 to $6,326,000. As the Company’s business continues to be effected by limited working capital, management plans to carefully manage working capital and believes that the Company’s projected operating cash flows, together with the Salus Facility, will allow the Company to maintain sufficient working capital through fiscal year 2013.

8.	SERIES A CONVERTIBLE PREFERRED STOCK TRANSACTION

On May 23, 2012, the Company sold 50,000 shares of Series A Convertible Preferred Stock (“Preferred Stock”) with a stated value of $100 per share (“Stated Value”) to TTG Apparel, LLC (the “Purchaser”), which together with its affiliate, Tokarz Investments, LLC, are significant shareholders of the Company. The Company also issued to the Purchaser three, five and seven-year warrants, each to purchase 500,000 shares of common stock, at exercise prices of $0.45, $0.53 and $0.60 per share (“Warrants”). The Warrants are exercisable for cash or on a cashless basis, at the Purchaser’s option. The Company received gross proceeds of $5,000,000, which, as required by the terms of the Preferred Stock purchase agreement, was used to settle vendor accounts payable.

The terms of the Preferred Stock are as follows:

•	Dividends. Cumulative dividends on the Preferred Stock are payable quarterly in arrears at the rate of 9.0% per annum in additional shares of Preferred Stock (“PIK Shares”), except that from and after May 23, 2014, the rate will be the greater of 9.0% per annum or the highest rate the Company is paying on any outstanding debt under its then existing credit facilities. Preferred stock dividends for the year ended July 28, 2012 were $84,000 and are included in the preferred stock balance at July 28, 2012.

•	Conversion. The Preferred Stock, other than the PIK Shares, may be converted at any time, at the option of the holder, into shares of common stock at a conversion price of $1.05 per share (“Conversion Price”), and the PIK Shares may be converted at any time, at the option of the holder, into shares of common stock at a conversion price of $0.45 per share (“PIK Share Conversion Price”). The Conversion Price and PIK Share Conversion Price will be adjusted for customary structural changes such as stock splits and dividends. The Conversion Price will also be adjusted if the Company sells common stock or common stock equivalents at a price below the Conversion Price, and the PIK Share Conversion Price will be adjusted if the Company sells common stock or common stock equivalents at a price below the PIK Share Conversion Price; however, the foregoing conversion price adjustments can never result in a conversion price of less than $0.29 per share (“Floor Conversion Price”).

•	Ranking. The Preferred Stock ranks, with respect to rights upon a Liquidation Event (defined below), (a) junior to any other class or series of capital stock of the Company created that by its terms ranks senior to the Preferred Stock; (b) senior to the common stock; (c) senior to any class or series of capital stock of the Company created that does not specifically rank senior to or on parity with the Preferred Stock; and (d) on parity with any class or series of capital stock of the Company created that by its terms ranks on parity with the Preferred Stock.

•	Voting Rights. Except as required by law, the Preferred Stock does not have voting rights. However, as long as any shares of Preferred Stock are outstanding, the Company may not, without the affirmative vote of the holders of a majority of the then outstanding shares of Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the holders of the Preferred Stock, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of the Preferred Stock, (c) authorize or designate any new security ranking on a parity with or senior to the Preferred Stock, (d) issue any common stock or debt or equity security convertible into common stock, whether senior, on parity or junior to the Preferred Stock, at a price per share which is lower than the Floor Conversion Price or (e) issue any equity or debt in a Qualifying Investment (as defined in the Certificate of Amendment to the Certificate of Incorporation of the Company (“Certificate of Amendment”)) where the securities issued in such investment are by their terms mandatorily redeemable by the Company.

•	Liquidation Rights. Upon the occurrence of an Acquisition or Asset Transfer (each as defined in the Certificate of Amendment) or upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (any such Asset Acquisition, Asset Transfer, liquidation, dissolution or winding up, a “Liquidation Event”), a holder of Preferred Stock will be entitled to receive in preference to the holders of any capital stock of the Company junior to the Preferred Stock, an amount equal to: (i) the Stated Value plus all accrued but unpaid dividends, multiplied by (ii)(A) 1.09 if the Liquidation Event takes place by May 23, 2013, or $5,542,000 as of July 28, 2012, (B) 1.05 if the Liquidation Event takes place after May 23, 2013 but no later than May 23, 2014, or (C) 1.0 if the Liquidation Event takes place after May 23, 2014, plus (x) the original value per share as of the date of issuance for any PIK Shares (as adjusted for stock splits, reverse stock splits and similar capital adjustments) plus all accrued but unpaid dividends, multiplied by (y) the number of PIK Shares. A holder of the Preferred Stock will also have the right to require the Company to purchase its shares of Preferred Stock for a price equal to the amount the holder would be entitled to receive upon a Liquidation Event in the event of a cash investment in the Company (other than by holders of the Preferred Stock) resulting in a change in ownership of more than 30% of the equity of the Company and the securities issued under such investment not being mandatorily redeemable by the Company.

•	Optional Redemption by the Company. The Preferred Stock is redeemable, at the option of the Company, at any time. Upon redemption, a holder of Preferred Stock will be paid: (a) for each share of Preferred Stock other than a PIK Share, a price equal to the Stated Value plus all accrued but unpaid dividends thereon multiplied by (i) 1.10 if the redemption occurs on or prior to May 23, 2015, (ii) 1.08 if the redemption occurs after May 23, 2015 but on or prior to May 23, 2017 or (iii) 1.0 if the redemption occurs after May 23, 2017, and (b) for each PIK Share, an amount equal to the Stated Value plus all accrued but unpaid dividends.

9.	COMMITMENTS AND CONTINGENCIES

Operating Leases – The Company leases its store, warehouse, and office facilities under operating lease agreements expiring on various dates through 2020, with some leases currently operating on a month-to-month basis. Certain leases include lease incentives, rent abatements and fixed rent escalations, for which the effects are recorded and amortized over the initial lease term on a straight-line basis. The Company has options to renew certain leases under various terms as specified within each lease agreement. Lease terms generally require additional payments covering common area maintenance, property taxes, utilities, and certain other expenses. These additional payments are excluded from the table below. Aggregate minimum rental commitments under all non-cancelable leases in effect as of July 28, 2012 were as follows (in thousands):

Fiscal Years Ending
2013	$11,074
2014	9,670
2015	8,257
2016	6,200
2017.	5,191
Thereafter	4,079
$44,471

Rental expense for the years ended July 28, 2012 and July 30, 2011 consists of the following (in thousands):

	Year Ended
	July 28, 2012	July 30, 2011
Minimum rentals	$11,846	$12,756
Contingent rentals	258	162
Total rental expense	$12,104	$12,918

Capital Leases – In November 2009, the Company entered into a non-cancelable capital lease for store telecommunications equipment. The present value of the net minimum lease payments was $10,000 and $69,000 on the consolidated balance sheet as of July 28, 2012 and July 30, 2011, respectively. The current portion of the capital lease obligation is $10,000 and $64,000 as of July 28, 2012 and July 30, 2011, respectively, and is included in accounts payable and accrued expenses on the consolidated balance sheets. The minimum rental commitment under capital leases is $10,000 for the fiscal year ending July 27, 2013.

Employment Contracts – The Company has entered into various employment agreements expiring at various dates through January 2014. The Company and Linda LoRe, its former President, entered into a Transition Services, Separation Agreement and General Release (“Separation Agreement”) whereby the Company and Ms. LoRe mutually agreed that, effective September 2, 2011, Ms. LoRe would resign as President. Under the terms of the Separation Agreement, Ms. LoRe continued as a non-executive employee of the Company through January 20, 2012 (“Separation Date”), during which period she provided transition services to the Company and continued to receive her base salary of $400,000 per year and regular employee benefits. The payments and benefits provided to Ms. LoRe under the Separation Agreement are substantially consistent with those that were to be provided under her employment agreement in the event of termination. In connection with Ms. LoRe’s separation from the Company, the Company had accrued approximately $458,000 as of July 30, 2011, which represents the contractual severance benefit to be paid to Ms. LoRe after the Separation Date. As of July 28, 2012, the Company had an accrued balance of $269,000 remaining. These payments are excluded from the table below.

Future commitments consist of the following (in thousands):

Fiscal Years Ending
2013	1,446
2014	270
$1,716

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

Legal Matters – On February 2, 2012, a former California store employee filed a purported class action lawsuit in the California Superior Court, County of San Francisco, naming Frederick’s of Hollywood, Inc., one of the Company’s subsidiaries, as a defendant (Michelle Weber, on behalf of herself and all others similarly situated v. Frederick’s of Hollywood, Inc., Case No. CGC-12-517909). The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California’s Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit (the class being defined as all California retail store hourly employees), unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. The Company contests these allegations and denies any liability with respect to the lawsuit. The Company answered the Plaintiff’s first amended complaint on April 2, 2012. The parties have agreed to stay discovery proceedings in order to conduct a mediation, which is scheduled for November 29, 2012. Therefore, the Company is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of July 28, 2012.

The Company is involved from time to time in litigation incidental to its business. The Company believes that the outcome of such litigation will not have a material adverse effect on its results of operations or financial condition.

10.	share-based compensation

Stock Options

The Company adopted the 2003 Employee Equity Incentive Plan on December 1, 2003 to grant options to purchase up to 623,399 shares of common stock to specific employees of its retail operations. In December 2006 and 2007, the Company’s Board of Directors authorized an additional 445,285 and 178,114 shares, respectively, to be reserved for issuance under this plan, resulting in a total of 1,246,798 authorized shares. Options granted under the plan generally have a ten-year term and vest 25% on the last day of the January fiscal period for each of the next four years, commencing on the first January following the date of grant. Options to purchase 62,341 shares at an average exercise price of $3.46 per share were outstanding and exercisable as of July 28, 2012. Options to purchase 770,123 shares at an average exercise price of $2.43 per share were outstanding and exercisable as of July 30, 2011. Options can no longer be granted under the 2003 Employee Equity Incentive Plan.

The Company also has the 1988 Non-Qualified Stock Option Plan, under which the Company is authorized to grant options to purchase up to 833,333 shares of common stock to key employees. Options granted under this plan are not subject to a uniform vesting schedule. Options to purchase 632,500 shares at an average exercise price of $0.83 per share were outstanding at July 28, 2012 of which 552,500 shares were exercisable. Options to purchase 732,500 shares at an average price of $0.96 were outstanding at July 30, 2011, of which 552,500 were exercisable. No options were granted under this plan in fiscal years 2011 or 2012.

The Company also has the 2000 Performance Equity Plan (including an Incentive Stock Option Plan). The 2000 Performance Equity Plan originally authorized 375,000 shares of common stock for the issuance of qualified and non-qualified stock options and other stock-based awards to eligible participants. In January 2008, the Company’s shareholders approved an increase in the shares available for issuance under this plan to 2,000,000. Options granted under the 2000 Performance Equity Plan are not subject to a uniform vesting schedule. Options to purchase 591,750 shares at an average exercise price of $2.68 per share were outstanding at July 28, 2012, of which 555,250 shares were exercisable. Options to purchase 604,250 shares at an average exercise price of $2.64 per share were outstanding at July 30, 2011, of which 533,250 shares were exercisable. No options were granted under this plan in fiscal years 2011 or 2012.

The Company’s Board of Directors adopted the 2010 Long-Term Incentive Equity Plan (including an Incentive Stock Option Plan) on June 29, 2010, under which the Company is authorized 4,000,000 shares of common stock for the issuance of qualified and non-qualified stock options and other stock-based awards to eligible participants. Options granted under the 2010 Long-Term Incentive Equity Plan are not subject to a uniform vesting schedule. Options to purchase 1,387,000 shares at an average exercise price of $0.72 per share were outstanding at July 28, 2012, of which 458,000 shares were exercisable. Options to purchase 1,022,334 shares at an average exercise price of $0.89 per share were outstanding at July 30, 2011 of which 147,001 shares were exercisable. In fiscal years 2012 and 2011, options to purchase 500,000 and 441,000 shares, respectively, were granted under this plan.

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of July 31, 2011	3,129,207	$1.63
Exercised	-	-
Granted	500,000	0.47
Forfeited	(955,616)	2.08
Outstanding as of July 28, 2012	2,673,591	$1.25	6.6 years	$3,600
Exercisable on July 28, 2012	1,628,091	$1.47	3.9 years	$3,600

The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder. The following assumptions were used for options granted during the years ended July 28, 2012 and July 30, 2011:

	Year ended
	July 28, 2012	July 30, 2011
Risk-free interest rate	1.34-1.41%	2.7%
Expected life (years)	7.0	7.0
Expected volatility	74.4-76.1%	74%
Dividend yield	0.0%	0.0%

No options were exercised in fiscal year 2012. During the year ended July 30, 2011, 4,000 options granted under the 2000 Performance Equity Plan were exercised at an exercise price of $0.17 per share. The total fair value of shares vested during the years ended July 28, 2012 and July 30, 2011 was $314,000 and $493,000, respectively.

A summary of the status of the Company’s non-vested shares as of July 28, 2012, and changes during the year ended July 28, 2012, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested shares:
Non-vested at July 31, 2011	1,126,333	$0.63
Granted	500,000	0.32
Vested	(492,000)	0.61
Forfeited	(88,833)	0.71
Non-vested at July 28, 2012	1,045,500	$0.49

All stock options are granted at fair market value of the common stock at grant date. As of July 28, 2012, there was approximately $216,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.3 years.

During the year ended July 28, 2012, the Company granted to four directors, three officers and certain other employees options to purchase an aggregate of 500,000 shares of common stock under the 2010 Long-Term Incentive Equity Plan. These options are identified as follows:

Number	Exercise
of Options	Price	Vesting Period
350,000	$0.40	33.3% immediately and 33.3% on each of the first and second anniversary date
150,000	$0.62	50% on August 22, 2012 and on August 22, 2013

During the year ended July 30, 2011, the Company granted to four directors, three officers and certain other employees options to purchase an aggregate of 441,000 shares of common stock under the 2010 Long-Term Incentive Equity Plan. These options are identified as follows:

Number	Exercise
of Options	Price	Vesting Period
441,000	$1.05	33.3% immediately and 33.3% on each of the first and second anniversary date

Restricted Shares and Share Grants

During the year ended July 28, 2012, the Company issued to four directors, three officers and certain other employees 230,000 shares of restricted common stock pursuant to the terms and conditions of the Company’s 2010 Long-Term Incentive Equity Plan. These restricted shares are identified as follows:

Number of Restricted Shares	Price	Vesting Period
150,000	$0.40	33.3% immediately and 33.3% on each of the first and second anniversary date
80,000	$0.62	50% on August 22, 2012 and on August 22, 2013

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

Total expense related to restricted shares and share grants during the years ended July 28, 2012 and July 30, 2011 was approximately $190,000 and $194,000, respectively.

11.	EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) profit sharing plan that covers substantially all employees who have completed six months of service and have reached age 18. Employer contributions are discretionary and effective January 1, 2009, the Company discontinued making employer contributions. Accordingly, there were no employer contributions in fiscal years 2012 and 2011.

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

12.	NET LOSS PER SHARE

The Company’s calculations of basic and diluted net loss per share applicable to common shareholders are as follows (in thousands, except per share amounts):

	Year Ended
	July 28,		July 30,
	2012		2011
Net loss from continuing operations	$(6,432)		$(10,330)
Net loss from discontinued operations	$-		$(1,725)
Net loss applicable to common shareholders	$(6,516	)(a)	$(12,055)
Basic and Diluted:
Weighted average number of shares outstanding	38,844		38,517
Basic and diluted net loss per share from continuing operations	$(.17)		$(.27)
Basic and diluted net loss per share from discontinued operations	-		$(.04)
Total basic and diluted net loss per share	$(.17)		$(.31)

___________________________

(a)	Includes Preferred Stock dividend of $84.

There were 34,000 and 156,000 potentially dilutive shares that were not included in the computation of diluted net loss per share for the years ended July 28, 2012 and July 30, 2011, respectively, since their effect would be anti-dilutive.

For the year ended July 28, 2012, there were 2,748,000 shares of common stock issuable upon the exercise of stock options, 4,419,000 shares of common stock issuable upon the exercise of warrants and 4,949,000 shares of common stock issuable upon the conversion of the Preferred Stock that also were not included in the computation of diluted net loss per share since the respective exercise and conversion prices of these instruments exceeded the average market price of the common stock during the period.

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

FREDERICK’S OF HOLLYWOOD GROUP INC.
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

		Additions
	Balance at	Charges to			Balance
	Beginning	Costs and			at End of
Description	of Period	Expenses	Other	Deductions	Period

FISCAL YEAR ENDED JULY 28, 2012:

Sales return reserve	$794	$-	$-	$(129)	$665

Deferred tax valuation allowance	$26,690	$2,471	$-	$-	$29,161

Inventory reserves	$547	$81	$-	$-	$628

FISCAL YEAR ENDED JULY 30, 2011:

Sales return reserve	$868	$-	$-	$(74)	$794

Deferred tax valuation allowance	$22,081	$4,609	$-	$-	$26,690

Inventory reserves	$278	$269	$-	$-	$547

ITEM 9. – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 28, 2012 was made under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures were effective as of July 28, 2012.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 28, 2012.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended July 28, 2012, there has been no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

See Item 14.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14.

ITEM 14. – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Items 10, 11, 12, 13 and 14 will be contained in our definitive proxy statement for our fiscal year 2012 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Exchange Act, and incorporated herein by reference.

PART IV

ITEM 15. – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at July 28, 2012 and July 30, 2011

Consolidated Statements of Operations for the years ended July 28, 2012 and July 30, 2011

Consolidated Statements of Shareholders’ Equity (Deficiency) for the years ended July 28, 2012 and July 30, 2011

Consolidated Statements of Cash Flows for the years ended July 28, 2012 and July 30, 2011

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule:

For the years ended July 28, 2012 and July 30, 2011:

II – Valuation and Qualifying Accounts

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

3.	Exhibits:

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT	METHOD OF FILING
2.1	Asset Purchase Agreement by and between the Company and Dolce Vita Intimates LLC, dated as of October 27, 2010	Incorporated by reference as Exhibit 2.1 to Form 8-K dated October 27, 2010 and filed on October 28, 2010

3.1	Restated Certificate of Incorporation	Incorporated by reference as Exhibit 3.1 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

3.2	Amended and Restated Bylaws	Incorporated by reference as Exhibit 3.2 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

3.3	Certificate of Amendment of Certificate of Incorporation	Incorporated by reference as Exhibit 3.1 to Form 8-K dated May 23, 2012 and filed on May 29, 2012

EXHIBIT NUMBER	EXHIBIT	METHOD OF FILING

4.1	Specimen Common Stock Certificate	Incorporated by reference as Exhibit 4.1 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

4.2	Form of Series A Warrant, dated March 16, 2010, issued to investors	Incorporated by reference as Exhibit 10.3 to Form 8-K dated March 16, 2010 and filed on March 22, 2010

4.3	Form of Series B Warrant, dated March 16, 2010, issued to investors	Incorporated by reference as Exhibit 10.4 to Form 8-K dated March 16, 2010 and filed on March 22, 2010

4.4	Form of Three-Year, Five-Year and Seven-Year Warrants, dated May 18, 2010, issued to Fursa Capital Partners LP, Fursa Master Rediscovered Opportunities L.P., Blackfriars Master Vehicle LLC – Series 2 and Fursa Master Global Event Driven Fund L.P.	Incorporated by reference as Exhibit A to Exhibit 10.1 to Form 8-K dated February 1, 2010 and filed on February 5, 2010

4.5	Form of Three-Year, Five-Year and Seven-Year Warrants, dated May 23, 2012, issued to TTG Apparel, LLC	Incorporated by reference as Exhibit A to Exhibit 10.2 to Form 8-K dated May 23, 2012 and filed on May 29, 2012

10.1	Amended and Restated 1988 Non-Qualified Stock Option Plan	Incorporated by reference as Exhibit 10.2 to Non-Qualified Stock Option Plan Form 10-K for fiscal year ended June 30, 2006 and filed on September 27, 2006

10.2	Amended and Restated 2000 Performance Equity Plan	Incorporated by reference as Exhibit 4.1 to Form S-8 and filed on July 28, 2008

10.3	Form of 2000 Plan Non-Employee Director Non-Qualified Stock Option Agreement	Incorporated by reference as Exhibit 10.14 to Form 8-K dated December 6, 2004 and filed on December 14, 2004

10.4	2003 Employee Equity Incentive Plan	Incorporated by reference as Exhibit 4.2 to Form S-8 and filed on July 28, 2008

10.5	2010 Long-Term Incentive Equity Plan	Incorporated by reference as Exhibit 4.1 to Form S-8 and filed on June 15, 2011

10.6	Form of 2010 Plan Employee Non-Qualified Stock Option Agreement, dated January 12, 2011	Incorporated by reference as Exhibit 10.1 to Form 8-K dated January 12, 2011 and filed on January 14, 2011

10.7	Form of 2010 Plan Non-Employee Director Non-Qualified Stock Option Agreement, dated January 12, 2011	Incorporated by reference as Exhibit 10.2 to Form 8-K dated January 12, 2011 and filed on January 14, 2011

EXHIBIT NUMBER	EXHIBIT	METHOD OF FILING
10.8	Form of 2010 Plan Employee Restricted Stock Agreement, dated January 12,2011	Incorporated by reference as Exhibit 10.3 to Form 8-K dated January 12, 2011 and filed on January 14, 2011

10.9	Form of 2010 Plan Non-Employee Director Restricted Stock Agreement, dated January 12, 2011	Incorporated by reference as Exhibit 10.4 to Form 8-K dated January 12, 2011 and filed on January 14, 2011

10.10	Form of 2010 Plan Employee Non-Qualified Stock Option Agreement, dated January 11, 2012	Incorporated by reference as Exhibit 10.1 to Form 8-K dated January 11, 2012 and filed on January 13, 2012

10.11	Form of 2010 Plan Non-Employee Director Non-Qualified Stock Option Agreement, dated January 11, 2012	Incorporated by reference as Exhibit 10.2 to Form 8-K dated January 11, 2012 and filed on January 13, 2012

10.12	Form of 2010 Plan Employee Restricted Stock Agreement, dated January 11, 2012	Incorporated by reference as Exhibit 10.3 to Form 8-K dated January 11, 2012 and filed on January 13, 2012

10.13	Form of 2010 Plan Non-Employee Director Restricted Stock Agreement, dated January 11, 2012	Incorporated by reference as Exhibit 10.4 to Form 8-K dated January 11, 2012 and filed on January 13, 2012

10.14	Non-Employee Director Compensation Plan effective January 1, 2005	Incorporated by reference as Exhibit 10.13 to Form 8-K dated December 6, 2004 and filed on December 14, 2004

10.15	Annual Incentive Bonus Plan effective August 1, 2010	Incorporated by reference as Exhibit 10.4 to Form 8-K dated June 29, 2010 and filed on July 6, 2010

10.16	Registration Rights Agreement, dated as of January 28, 2008, by and among the Company, Fursa, Fursa Managed Accounts, Tokarz Investments and TTG Apparel, LLC	Incorporated by reference as Exhibit 10.3 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.17	Joinder, dated as of January 28, 2008, by the Company and Fursa	Incorporated by reference as Exhibit 10.5 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.18	Debt Exchange and Preferred Stock Conversion Agreement, dated as of February 1, 2010, among the Company, Fursa Capital Partners LP, Fursa Master Rediscovered Opportunities L.P., Blackfriars Master Vehicle LLC – Series 2 and Fursa Master Global Event Driven Fund L.P.	Incorporated by reference as Exhibit 10.1 to Form 8-K dated February 1, 2010 and filed on February 5, 2010

10.19	Amended and Restated Financing Agreement dated as of January 28, 2008 by and among the Company and certain of its Subsidiaries, as Borrowers, the financial institutions from time to time party thereto and Wells Fargo, as the Arranger and Agent (“Amended and Restated Financing Agreement”)	Incorporated by reference as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended January 23, 2010 and filed on March 8, 2010

10.20	First Amendment, dated as of September 9, 2008, to Amended and Restated Financing Agreement	Incorporated by reference as Exhibit 10.2 to Form 8-K dated September 21, 2009 and filed on September 23, 2009

EXHIBIT NUMBER	EXHIBIT	METHOD OF FILING
10.21	Second Amendment, dated as of September 21, 2009, to Amended and Restated Financing Agreement	Incorporated by reference as Exhibit 10.3 to Form 8-K dated September 21, 2009 and filed on September 23, 2009

10.22	Third Amendment, dated as of October 23, 2009, to Amended and Restated Financing Agreement	Incorporated by reference as Exhibit 10.24 to Annual Report on Form 10-K for the fiscal year ended July 25, 2009 and filed on October 23, 2009

10.23	Fourth Amendment, dated as of July 30, 2010, to Amended and Restated Financing Agreement	Incorporated by reference as Exhibit 10.8 to Form 8-K dated July 30, 2010 and filed on August 4, 2010

10.24	Fifth Amendment, dated as of September 22, 2011, to Amended and Restated Financing Agreement	Incorporated by reference as Exhibit 10.2 to Form 8-K dated September 22, 2011 and filed on September 26, 2011

10.25	Amended and Restated Revolving Credit Note, dated as of January 28, 2008, in the stated original principal amount of $25,000,000, executed by the Borrowers and payable to the order of Wells Fargo	Incorporated by reference as Exhibit 10.8 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.26	Security Agreement, dated as of January 28, 2008, by the Company in favor of Wells Fargo	Incorporated by reference as Exhibit 10.9 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.27	Pledge Agreement, dated as of January 28, 2008, by the Company in favor of Wells Fargo	Incorporated by reference as Exhibit 10.10 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.28	Assignment for Security (Trademarks), dated as of January 28, 2008, by the Company in favor of Wells Fargo	Incorporated by reference as Exhibit 10.11 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.29	Ratification and Reaffirmation Agreement, dated as of January 28, 2008, by the Borrowers (other than the Company) and Fredericks.com, Inc. in favor of Wells Fargo	Incorporated by reference as Exhibit 10.12 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.30	Amended and Restated Contribution Agreement, dated as of January 28, 2008, by the Borrowers and Fredericks.com, Inc. in favor of Wells Fargo	Incorporated by reference as Exhibit 10.14 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.31	Securities Purchase Agreement dated as of May 23, 2012, between the Company and TTG Apparel, LLC	Incorporated by reference as Exhibit 10.1 to Form 8-K dated May 23, 2012 and filed on May 29, 2012

10.32	Financing Agreement dated as of July 30, 2010 by and among the Company and certain of its Subsidiaries, as Borrowers, the Lenders from time to time party thereto and Hilco Brands, LLC as Arranger and Agent (“Hilco”)	Incorporated by reference as Exhibit 10.1 to Form 8-K dated July 30, 2010 and filed on August 4, 2010

10.33	Financing Agreement and Note Modification Agreement, dated as of July 29, 2011 by and among the Borrowers, the Lenders and Hilco	Incorporated by reference as Exhibit 10.2 to Form 8-K dated July 29, 2011 and filed on July 29, 2011

EXHIBIT NUMBER	EXHIBIT	METHOD OF FILING
10.34	Second Financing Agreement and Note Modification Agreement, dated as of April 20, 2012 by and among the Borrowers, the Lenders and Hilco	Incorporated by reference as Exhibit 10.3 to Form 8-K dated April 20, 2012 and filed on April 24, 2012

10.35	Guaranty, dated July 30, 2010, by Fredericks.com, Inc. in favor of each of the Lenders and Hilco	Incorporated by reference as Exhibit 10.2 to Form 8-K dated July 30, 2010 and filed on August 4, 2010

10.36	Secured Promissory Note, dated July 30, 2010, in the stated original principal amount of $7,000,000, executed by the Borrowers and payable to the order of Hilco	Incorporated by reference as Exhibit 10.3 to Form 8-K dated July 30, 2010 and filed on August 4, 2010

10.37	Security Agreement, dated July 30, 2010, by the Borrowers and Hilco	Incorporated by reference as Exhibit 10.4 to Form 8-K dated July 30, 2010 and filed on August 4, 2010

10.38	Agreement for Security (Trademarks), dated July 30, 2010, by the Borrowers in favor of Hilco	Incorporated by reference as Exhibit 10.5 to Form 8-K dated July 30, 2010 and filed on August 4, 2010

10.39	Agreement for Security (Copyrights), dated July 30, 2010, by the Borrowers in favor of Hilco	Incorporated by reference as Exhibit 10.6 to Form 8-K dated July 30, 2010 and filed on August 4, 2010

10.40	Intercreditor Agreement, dated as of July 30, 2010, between Wells Fargo and Hilco and acknowledged by the Borrowers	Incorporated by reference as Exhibit 10.7 to Form 8-K dated July 30, 2010 and filed on August 4, 2010

10.41	First Amendment to the Intercreditor Agreement, dated as of July 29, 2011, between Wells Fargo and Hilco and acknowledged by the Borrowers	Incorporated by reference as Exhibit 10.4 to Form 8-K dated July 29, 2011 and filed on July 29, 2011

10.42	Second Amendment to the Intercreditor Agreement, dated as of April 20, 2012, between Wells Fargo and Hilco and acknowledged by the Borrowers	Incorporated by reference as Exhibit 10.6 to Form 8-K dated April 20, 2012 and filed on April 24, 2012

10.43	Credit and Security Agreement, dated as of May 31, 2012, by and among Company and certain of its Subsidiaries, as Borrowers and Salus Capital Partners, LLC (“Salus”), as Lender	Incorporated by reference as Exhibit 10.1 to Form 8-K dated May 31, 2012 and filed on June 6, 2012

10.44	Secured Revolving Note, dated May 31, 2012, in the stated original principal amount of $24,000,000 executed by the Borrowers and payable to the order of Salus	Incorporated by reference as Exhibit 10.2 to Form 8-K dated May 31, 2012 and filed on June 6, 2012

10.45	Agreement for Security (Copyrights), dated May 31,2012, by the Borrowers in favor of Salus	Incorporated by reference as Exhibit 10.3 to Form 8-K dated May 31, 2012 and filed on June 6, 2012

10.46	Agreement for Security (Trademarks), dated May 31,2012, by the Borrowers in favor of Salus	Incorporated by reference as Exhibit 10.4 to Form 8-K dated May 31, 2012 and filed on June 6, 2012

10.47	Pledge Agreement, dated as of May 31, 2012, by the Company in favor of Salus	Incorporated by reference as Exhibit 10.5 to Form 8-K dated May 31, 2012 and filed on June 6, 2012

10.48	Fee Letter, dated as of May 31, 2012, by the Company in favor of Salus	Incorporated by reference as Exhibit 10.6 to Form 8-K dated May 31, 2012 and filed on June 6, 2012

EXHIBIT NUMBER	EXHIBIT	METHOD OF FILING
10.49	Employment Agreement, dated as of June 1, 2010, by and between the Company and Thomas Rende	Incorporated by reference as Exhibit 10.1 to Form 8-K, dated June 1, 2010 and filed on June 4, 2010

10.50	Non-Qualified Stock Option Agreement, dated as of December 10, 2004, between the Company and Thomas Rende and the Company	Incorporated by reference as Exhibit 10.18 to Form 8-K dated December 10, 2004 and filed on December 15, 2004

10.51	Non-Qualified Stock Option Agreement, dated as of October 13, 2006, between the Company and Thomas Rende	Incorporated by reference as Exhibit 10.24 to Form 8-K dated October 13, 2006 and filed on October 18, 2006

10.52	Stock Agreement, dated January 28, 2008, between the Company and Thomas Rende	Incorporated by reference as Exhibit 10.31 to Form 8-K, dated January 24, 2008 and filed on January 29, 2008.

10.53	Non-Qualified Stock Option Agreement, dated January 28, 2008, between the Company and Thomas Rende	Incorporated by reference as Exhibit 10.19 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.54	Non-Qualified Stock Option Agreement, dated June 1, 2010, between the Company and Thomas Rende	Incorporated by reference as Exhibit 10.2 to Form 8-K, dated June 1, 2010 and filed on June 4, 2010

10.55	Restricted Stock Agreement, dated June 1, 2010, between the Company and Thomas Rende	Incorporated by reference as Exhibit 10.3 to Form 8-K, dated June 1, 2010 and filed on June 4, 2010

10.56	Employment Agreement, dated as of June 29, 2010, between the Company and Thomas Lynch	Incorporated by reference as Exhibit 10.1 to Form 8-K dated June 29, 2010 and filed on July 6, 2010

10.57	Stock Option Agreement, dated as of January 29, 2009, between the Company and Thomas Lynch	Incorporated by reference as Exhibit 10.2 to Form 8-K dated January 29, 2009 and filed on February 3, 2009

10.58	Restricted Stock Agreement between the Company and Thomas Lynch, dated as of January 29, 2009	Incorporated by reference as Exhibit 10.3 to Form 8-K dated January 29, 2009 and filed on February 3, 2009

10.59	Stock Option Agreement between the Company and Thomas Lynch, dated as of June 29, 2010	Incorporated by reference as Exhibit 10.2 to Form 8-K dated June 29, 2010 and filed on July 6, 2010

10.60	Restricted Stock Agreement between the Company and Thomas Lynch, dated as of June 29, 2010	Incorporated by reference as Exhibit 10.3 to Form 8-K dated June 29, 2010 and filed on July 6, 2010

10.61	Transition Services, Separation Agreement and General Release, dated as of August 19, 2011, between the Company and Linda LoRe	Incorporated by reference as Exhibit 10.1 to Form 8-K dated August 19, 2011 and filed on August 24, 2011

EXHIBIT NUMBER	EXHIBIT	METHOD OF FILING

10.62	Employment Agreement, dated as of September 8, 2011 between the Company and Donald Jones	Incorporated by reference as Exhibit 10.1 to Form 8-K dated September 8, 2011 and filed on September 14, 2011

10.63	Amendment to Employment Agreement, dated as of February 9, 2012, by and between Company and Donald Jones	Incorporated by reference as Exhibit 10.1 to Form 8-K dated February 9, 2012 and filed on February 14, 2012

10.64	Stock Option Agreement, dated as of September 8, 2011 between the Company and Donald Jones	Incorporated by reference as Exhibit 10.2 to Form 8-K dated September 8, 2011 and filed on September 14, 2011

10.65	Restricted Stock Agreement, dated as of September 8, 2011 between the Company and Donald Jones	Incorporated by reference as Exhibit 10.3 to Form 8-K dated September 8, 2011 and filed on September 14, 2011

14	Amended and Restated Code of Ethics	Incorporated by Reference as Exhibit 14 to Form 8-K dated August 15, 2008 and filed on August 21, 2008

21	Subsidiaries of the Company	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification by Chief Executive Officer	Filed herewith

31.2	Certification by Principal Financial and Accounting Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

101	Financial statements from the Annual Report on Form 10-K of the Company for the year ended July 28, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity (Deficiency), (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 26, 2012	FREDERICK’S OF HOLLYWOOD GROUP INC.

	By:	/s/ THOMAS J. LYNCH
Thomas J. Lynch
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Lynch	Chairman and Chief Executive Officer	October 26, 2012
Thomas J. Lynch	(Principal Executive Officer)

/s/ Thomas Rende	Chief Financial Officer (Principal	October 26, 2012
Thomas Rende	Financial and Accounting Officer)

/s/ Peter Cole	Director	October 26, 2012
Peter Cole

/s/ John L. Eisel	Director	October 26, 2012
John L. Eisel

/s/ William F. Harley	Director	October 26, 2012
William F. Harley

/s/ Milton J. Walters	Director	October 26, 2012
Milton J. Walters

