Form 10-Q
period 2012-10-27
FREDERICK'S OF HOLLYWOOD GROUP INC /NY/
filed 2012-12-11
CIK 93631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 27, 2012

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

Yes ☐             No ☒

The number of common shares outstanding on December 11, 2012 was 39,000,801.

FREDERICK’S OF HOLLYWOOD GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at October 27, 2012 (Unaudited) and July 28, 2012 (Audited)	3

	Consolidated Statements of Operations (Unaudited) for the Three Months Ended October 27, 2012 and October 29, 2011	4

	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended October 27, 2012 and October 29, 2011	5

	Notes to Consolidated Unaudited Financial Statements	6 – 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 – 20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

PART II.	Other Information

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 6.	Exhibits	23

Signatures		24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FREDERICK’S OF HOLLYWOOD GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	October 27,	July 28,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$418	$741
Accounts receivable	1,390	997
Merchandise inventories	13,810	12,915
Prepaid expenses and other current assets	1,575	952
Deferred income tax assets	48	48
Total current assets	17,241	15,653

PROPERTY AND EQUIPMENT, Net	6,183	6,806
INTANGIBLE ASSETS	18,259	18,259
OTHER ASSETS	986	756
TOTAL ASSETS	$42,669	$41,474

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Revolving credit facility	$7,554	$7,356
Accounts payable and other accrued expenses	20,689	14,623
Total current liabilities	28,243	21,979

DEFERRED RENT AND TENANT ALLOWANCES	3,752	3,887
TERM LOAN	9,097	9,039
DEFERRED INCOME TAX LIABILITIES	7,352	7,352
TOTAL LIABILITIES	48,444	42,257

COMMITMENTS AND CONTINGENCIES (Note 5)	-	-

SHAREHOLDERS’ DEFICIENCY:
Preferred stock, $.01 par value – authorized, 10,000,000 shares at October 27, 2012 and July 28, 2012; issued and outstanding, 51,995 and 50,838 shares of Series A Convertible Preferred Stock at October 27, 2012 and July 28, 2012, with a stated value of $100	5,200	5,084
Common stock, $.01 par value – authorized, 200,000,000 shares at October 27, 2012 and July 28, 2012; issued and outstanding, 38,974,968 shares at October 27, 2012 and 38,964,891 shares at July 28, 2012	390	390
Additional paid-in capital	88,378	88,283
Accumulated deficit	(99,743)	(94,540)
TOTAL SHAREHOLDERS’ DEFICIENCY	(5,775)	(783)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$42,669	$41,474

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended
	October 27,	October 29,
	2012	2011

Net sales	$22,455	$28,363
Cost of goods sold, buying and occupancy	16,389	18,803
Gross profit	6,066	9,560
Selling, general and administrative expenses	10,076	11,454
Loss on abandonment	521	-
Operating loss	(4,531)	(1,894)
Interest expense, net	531	421
Loss before income tax provision	(5,062)	(2,315)
Income tax provision	25	17
Net loss	(5,087)	(2,332)
Less: Preferred stock dividends	116	-
Net loss applicable to common shareholders	$(5,203)	$(2,332)
Basic and diluted net loss per share applicable to common shareholders	$(0.13)	$(0.06)

Weighted average shares outstanding – basic and diluted	38,978	38,693

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Three Months Ended
	October 27, 2012	October 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,087)	$(2,332)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	507	665
Issuance of common stock for directors’ fees	8	13
Stock-based compensation expense	86	121
Loss on abandonment	521	-
Amortization of deferred financing costs	68	53
Non-cash interest on term loan	58	113
Amortization of deferred rent and tenant allowances	(170)	(114)
Changes in operating assets and liabilities:
Accounts receivable	(393)	(551)
Merchandise inventories	(895)	(3,646)
Prepaid expenses and other current assets	(623)	(321)
Other assets	(298)	-
Accounts payable and other accrued expenses	5,710	1,827
Net cash used in operating activities	(508)	(4,172)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3)	(36)
Net cash used in investing activities	(3)	(36)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facility	198	4,330
Repayment of capital lease obligation	(10)	(14)
Net cash provided by financing activities	188	4,316
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(323)	108
CASH AND CASH EQUIVALENTS:
Beginning of period	741	448
End of period	$418	$556
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$401	$252
Taxes	$3	$1

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

Description of Business –Frederick’s of Hollywood Group Inc. (the “Company”), through its subsidiaries, sells women’s apparel and related products under its proprietary Frederick’s of Hollywood® brand predominantly through U.S. mall-based specialty stores, which are referred to as “Stores,” and through its catalog and website at www.fredericks.com, which are referred to collectively as “Direct.”

Fiscal Year – The Company’s fiscal year is the 52- or 53-week period ending on the last Saturday in July. References to the three months ended October 27, 2012 and October 29, 2011 refer to the 13-week periods then ended. References to fiscal years 2013 and 2012 refer to the 52-week period ending July 27, 2013 and the 52-week period ended July 28, 2012, respectively.

Interim Financial Information – In the opinion of management, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of October 27, 2012 and the results of operations and cash flows for the three months ended October 27, 2012 and October 29, 2011.

The information set forth in these consolidated financial statements is unaudited except for the July 28, 2012 consolidated balance sheet data. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for the three months ended October 27, 2012 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended July 28, 2012 included in the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 26, 2012 and amended on November 13, 2012.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition – The Company records revenue for Stores at the point at which the customer receives and pays for the merchandise at the register. For Direct sales, goods are shipped to the customer when payment is made and the Company records the revenue at the time the customer receives the merchandise. The Company estimates and defers revenue and the related product costs for shipments that are in transit to the customer. Customers typically receive goods within a few days of shipment. Outbound shipping charges billed to customers are included in net sales. The Company records an allowance for estimated returns from its customers in the period of sale based on prior experience. At October 27, 2012 and July 28, 2012, the allowance for estimated returns was $802,000 and $665,000, respectively. If actual returns are greater than expected, additional sales returns may be recorded in the future. Sales are recorded net of sales taxes collected from customers at the time of the transaction.

The Company records other revenue for shipping revenue, commissions earned on direct sell-through programs on a net basis as the Company acts as an agent on behalf of the related vendor, and product sales to its license partner in the Middle East. Product sales to the Company’s license partner are recognized upon delivery to the partner’s freight forwarder. For the three months ended October 27, 2012 and October 29, 2011, total other revenue recorded in net sales in the accompanying consolidated unaudited statements of operations were $798,000 and $1,172,000, respectively.

Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreements. For the three months ended October 27, 2012 and October 29, 2011, licensing revenue recorded in net sales in the accompanying consolidated unaudited statements of operations was $5,000 and $17,000, respectively.

The Company recognizes the sales from gift cards, gift certificates, and store credits (“Gift Cards and Credits”) as they are redeemed for merchandise. Prior to redemption, the Company maintains a deferred revenue liability for Gift Cards and Credits until the Company is released from such liability. The Company’s Gift Cards and Credits do not have expiration dates; however, over time, a percentage of them are not redeemed or recovered (“breakage”). The Company began recording breakage in the fourth quarter of the year ended July 30, 2011 following an initial evaluation using historical redemption trend data to determine that the likelihood of the redemption of certain unredeemed Gift Cards and Credits is remote. Breakage of $16,000 and $4,000 was recorded for the three months ended October 27, 2012 and October 29, 2011, respectively. The Company continues to evaluate its historical redemption trends. If these trends ultimately differ from the assumptions underlying the Company’s breakage adjustments or the Company’s future experience indicates the likelihood of redemption becomes remote at a different point in time after issuance, the Company may recognize further adjustments to its accruals for such deferred revenue, which could have an effect on the Company’s net sales and results of operations.

Costs of Goods Sold, Buying, and Occupancy – The Company’s costs of goods sold, buying, and occupancy includes the cost of merchandise, freight from vendors, shipping and handling, payroll and benefits for the design, buying, and merchandising personnel, warehouse and distribution, and store occupancy costs. Store occupancy costs include rent, deferred rent, common area maintenance, utilities, real estate taxes, and depreciation. Markdown allowances received from vendors are reflected as reductions to cost of sales in the period they are received if these allowances are received after goods have been sold or marked down. When a markdown allowance is received prior to the sale or mark down of the merchandise, the allowance will be recognized as a reduction in the cost basis of the inventory. For the three months ended October 27, 2012 and October 29, 2011, markdown allowances received from vendors were $312,000 and $100,000.

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

These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations and gross margins. Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends. The Company reserves for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, and the age of the inventory. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. Markdown allowances received from vendors are reflected as reductions to cost of sales in the period they are received if these allowances are received after goods have been sold or marked down. When a markdown allowance is received prior to the sale or markdown, the allowance will be recognized as a reduction in the cost basis of the inventory. Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. Inventory reserves were $534,000 at October 27, 2012 and $628,000 at July 28, 2012.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit. The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally less than three months. The realizability of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future gross profit of the related revenue. Direct-response advertising costs included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at October 27, 2012 and July 28, 2012 were $1,197,000 and $564,000, respectively. Management believes that they have appropriately determined the expected period of future benefit as of the date of the Company’s consolidated financial statements. However, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis. Direct-response advertising expense for the three months ended October 27, 2012 and October 29, 2011 was $874,000 and $1,744,000, respectively.

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

Impairment of Long-Lived Assets – The Company reviews long-lived assets, including property and equipment and its amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows. If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance. Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required. No impairment was recorded for the three months ended October 27, 2012 and October 29, 2011.

Abandonment of leases - The Company recorded a charge of $259,000 related to a portion of its Hollywood corporate office space that was vacated during the three months ended October 27, 2012 and subleased to a third party. In addition, the Company recorded a charge of $262,000 related to a portion of its Phoenix facility that housed its customer contact center. The customer contact center was outsourced to a third party during the quarter ended October 27, 2012.

Intangible Assets – The Company has certain indefinite lived intangible assets, principally the Frederick’s of Hollywood trade name and domain names. The Company’s intangible assets are comprised of $18,090,000 attributable to its trademarks and $169,000 to its domain names as of October 27, 2012 and July 28, 2012. Applicable accounting guidance requires the Company not to amortize indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred. No impairment was present and no write-down was required when the trademarks were reviewed for impairment in connection with the annual impairment test. The fair value of the trademarks was determined using the relief-from-royalty method. The relief-from-royalty method estimates the royalty expense that could be avoided in the operating business as a result of owning the respective asset or technology. The royalty savings are measured, tax-effected and, thereafter, converted to present value with a discount rate that considers the risk associated with owning the intangible asset. No impairment was recorded for the three months ended October 27, 2012 and October 29, 2011 related to these intangible assets.

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

There were no options granted during the three months ended October 27, 2012.

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

Supplemental Disclosure of Cash Flow Information – The Company had outstanding accounts payable and accrued expenses of $33,000 and $29,000 at October 27, 2012 and July 28, 2012, respectively, related to purchases of property and equipment. The Company had outstanding accounts payable and accrued expenses of $233,000 at October 27, 2012 related to deferred financing fees, which are classified as other assets on the consolidated balance sheets.

During the three months ended October 27, 2012, the Company accrued dividends of $116,000 on its Series A Convertible Preferred Stock.

Recently Issued Accounting Updates – In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update No. 2012-02, Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment (“ASU No. 2012-02”). ASU No. 2012-02 gives companies testing indefinite-lived intangible assets for impairment the option of performing a qualitative assessment before calculating the fair value of the indefinite-lived intangible asset in a quantitative impairment test. If companies determine, based on qualitative factors, that the fair value of the intangible asset is more likely than not less than the carrying amount, the quantitative impairment test would be required. Otherwise, further testing would not be needed. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012 if the financial statements for the most recent or interim period have not yet been issued. The Company adopted ASU No. 2012-02 in the fourth quarter of fiscal year 2012. The application of ASU 2012-02 did not have an impact on the Company’s consolidated financial statements.

3.	ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses at October 27, 2012 and July 28, 2012 consist of the following (in thousands):

	October 27, 2012	July 28, 2012
Accounts payable	$12,225	$6,875
Accrued payroll and benefits	582	1,182
Accrued vacation	901	914
Deferred revenue from gift cards, gift certificates, and store credits	1,392	1,428
Return reserves	802	665
Deferred revenue	329	328
Sales and other taxes payable	761	541
Lease abandonment – current	305	-
Miscellaneous accrued expense and other	3,392	2,690
Total	$20,689	$14,623

4.	FINANCING AGREEMENT

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

The unpaid principal of the FILO Advance bears interest, payable monthly, in arrears, at the 30-day LIBOR rate plus 11.5%, but not less than 12.0% regardless of fluctuations in the LIBOR rate (12.0% at October 27, 2012). Up to 2.5% of the interest payable on the FILO Advance will be capitalized, compounded and added to the unpaid amount of the obligations each month, will accrue interest at the rate applicable to the FILO Advance and will be due and payable in cash upon the expiration or other termination of the Salus Facility. At October 27, 2012, $9,097,000 was outstanding under the FILO Advance.

The unpaid principal of advances other than the FILO Advance bears interest, payable monthly, in arrears, at the Prime rate plus 4.0%, but not less than 7.0%, regardless of fluctuations in the Prime rate (7.25% at October 27, 2012). At October 27, 2012, $7,554,000 of advances other than the FILO Advance was outstanding.

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

The Credit Agreement and other loan documents contain customary representations and warranties, affirmative and negative covenants and events of default, including covenants that restrict the Borrowers’ ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, incur certain lease obligations, pay cash dividends, redeem or repurchase outstanding equity and issue capital stock. In lieu of financial covenants, fixed charge coverage and overall debt ratios, the Salus Facility has a $1.5 million minimum availability reserve requirement. At October 27, 2012, the Company was in compliance with the Salus Facility’s affirmative and restrictive covenants and minimum availability reserve requirement.

5.	COMMITMENTS AND CONTINGENCIES

On February 2, 2012, a former California store employee filed a purported class action lawsuit in the California Superior Court, County of San Francisco, naming Frederick’s of Hollywood, Inc., one of the Company’s subsidiaries, as a defendant (Michelle Weber, on behalf of herself and all others similarly situated v. Frederick’s of Hollywood, Inc., Case No. CGC-12-517909). The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California’s Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit (the class being defined as all California retail store hourly employees), unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. The Company contests these allegations and denies any liability with respect to the lawsuit. The Company answered the Plaintiff’s first amended complaint on April 2, 2012. The parties agreed to stay discovery proceedings and have attended mediation, most recently on November 29, 2012, which has not concluded. Therefore, the Company is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of October 27, 2012.

The Company also is involved from time to time in litigation incidental to its business. The Company believes that the outcome of such litigation will not have a material adverse effect on its results of operations or financial condition.

6.	NET LOSS PER SHARE

The Company’s calculations of basic and diluted net loss per share applicable to common shareholders are as follows (in thousands, except per share amounts):

	Three Months Ended
	October 27,		October 29,
	2012		2011
Total net loss applicable to common shareholders	$(5,203	)(a)	$(2,332)
Basic and diluted weighted average number of shares outstanding	38,978		38,693
Total basic and diluted net loss per share applicable to common shareholders	$(0.13)		$(0.06)

(a)	Includes Preferred Stock dividend of $116.

There were 66,000 potentially dilutive shares that were not included in the computation of diluted net loss per share for the three months ended October 29, 2011 since their effect would be anti-dilutive.

For the three months ended October 27, 2012, there were 2,674,000 shares of common stock issuable upon exercise of stock options and 5,544,000 shares of common stock issuable upon the exercise of warrants that also were not included in the computation of diluted net loss per share since the exercise prices of these instruments exceeded the average market price of the common stock during the period.

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

7.	SUBSEQUENT EVENT

Amendments to the Phoenix, Arizona Distribution Center Lease

On August 16, 2012 and November 8, 2012, the lease for the Company’s Phoenix facility was amended. Under the terms of the amendments, upon not less than 50 days’ prior notice from the current landlord, the Company agreed to surrender possession of approximately 94,000 out of 131,000 square feet of warehouse, office and data center space. The Company has received notice to surrender possession by December 29, 2012. In consideration of the current landlord agreeing to the surrender, the Company has agreed to pay approximately $1,150,000 in 24 equal monthly payments following the surrender date. The total lease obligation as of October 27, 2012 through the end of the lease term in March 2018 was approximately $9,264,000, which will be reduced to approximately $2,291,000 (excluding the surrender payment of $1,150,000) assuming the Company vacates the space as of December 29, 2012 and is not required to return as described below. As a result of the foregoing, the Company expects that its rent and common area charges will be reduced from approximately $1,700,000 annually to approximately $400,000. The Company recorded a loss on abandonment of $262,000 during the three months ended October 27, 2012 and will record an additional loss on abandonment of approximately $192,000 during the three months ending January 26, 2013. However, if the Company does not vacate the space on or before January 31, 2013, the terms of the amendments will no longer be effective and the Company will be required to continue to perform its obligations under the lease through the end of the term in March 2018.

In addition, the current landlord has entered into an agreement to sell the building where the Company’s Phoenix facility is located to a third party. Under the terms of the amendments, if the sale is not completed by March 31, 2013, then, notwithstanding the Company’s agreement to surrender possession as described above, the current landlord has the right to reinstate the terms of the lease that were in place prior to the amendments. In such event, if the Company has either vacated or is in the process of vacating the space, the current landlord will be required to pay the Company $200,000.

Following the surrender, the Company is planning to relocate its Stores distribution and data center operations to third parties and to continue to handle Direct fulfillment in the Phoenix facility. If the Company experiences disruptions in relocating the Stores distribution or data center, or the sale of the building is not completed in the timeframe provided and the Company is required to return to the Phoenix facility, this could have a material adverse effect its ability to distribute products, which in turn could have a material adverse effect on its business, financial condition and results of operations. See the risks included in “Item 1A: Risk Factors” of the Company’s Form 10-K for the year ended July 28, 2012.

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

Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks are included in “Item 1: Business,” “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended July 28, 2012. In assessing forward-looking statements contained herein, readers are urged to carefully read those statements. Among the factors that could cause actual results to differ materially are: competition; business conditions and industry growth; rapidly changing consumer preferences and trends; general economic conditions; working capital needs; continued compliance with government regulations; loss of key personnel; labor practices; product development; management of growth; increases of costs of operations or inability to meet efficiency or cost reduction objectives; timing of orders and deliveries of products; risks of doing business abroad; and our ability to protect our intellectual property.

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

Our Business

Frederick’s of Hollywood Group Inc., through its subsidiaries, sells women’s apparel and related products under its proprietary Frederick’s of Hollywood® brand predominantly through its U.S. mall-based specialty retail stores, which are referred to as “Stores,” and through its catalog and website at www.fredericks.com, which are referred to collectively as “Direct.” As of October 27, 2012, we operated 118 Frederick’s of Hollywood stores in 29 states.

We also have a license agreement with a subsidiary of Emirates Associated Business Group (“EABG”), which provides for EABG to build and operate Frederick’s of Hollywood retail stores in the Middle East. As of October 27, 2012, EABG had opened three stores in the region. In addition, we have selectively licensed the right to use the Frederick’s of Hollywood® brand and logo on specified categories of products manufactured and sold by other companies. Our licensed merchandise categories currently include Halloween costumes, jewelry and accessories.

Operating Initiatives

While business continues to be softer than anticipated, we are focused on executing the initiatives described below to improve sales and profitability and reduce expenses. Together with these initiatives, we are working to maintain an efficient balance among inventory, promotional sales, gross margins and overhead costs. We are also continuing to evaluate our long-term domestic and international store and product licensing strategy. We believe some of these initiatives will have an immediate impact on our operating results while others may be more gradual, although we cannot assure you that we will ultimately be successful. These initiatives are as follows:

•	Relocate Phoenix facility. During the second quarter of fiscal year 2013, we are planning to surrender approximately 94,000 out of 131,000 square feet of warehouse, office and data center space at our Phoenix facility, and relocate our Stores distribution and data center operations to third parties. We plan to continue to handle Direct fulfillment in the Phoenix facility. The total lease obligation as of October 27, 2012 through the end of the lease term in March 2018 was approximately $9,264,000, which will be reduced to approximately $2,291,000 (excluding a surrender payment of $1,150,000) assuming the Company vacates the space as of December 29, 2012. As a result of the foregoing, we expect that our rent and common area charges will be reduced from approximately $1,700,000 annually to approximately $400,000. For a more detailed discussion of the relocation and the related risks, see Note 7 “Subsequent Event,” included in the notes to the consolidated unaudited financial statements appearing elsewhere in this report and “Item 1A: Risk Factors” included in our Form 10-K for the year ended July 28, 2012.

•	Expand product categories and product mix. We have been expanding the types of products we offer and have increased our branded product assortment.

•	Utilize innovative and cost-effective marketing strategies. Due to the costs involved in producing a traditional catalog, we have steadily reduced catalog circulation and have been reallocating resources to more innovative direct mail pieces such as our “brandzine,” or branded magazine, which includes magazine-like content and third party advertisements in a mail piece featuring our products, and to cost-effective digital marketing alternatives. We also are increasing our digital marketing efforts to attract new customers through digital display advertising, email retargeting, and increased search marketing.

•	Implement a three-tier branding and merchandising strategy to provide customers with a full array of products across a broader assortment of merchandise and price points. During the first quarter of fiscal year 2013, we launched our new luxury label collection, Harriett, which is currently sold in our Hollywood flagship store and online through www.harriett.com, and offers higher priced and more luxurious goods. We also introduced The Find by Frederick’s, which serves as an online venue to purchase our discount and clearance product offerings at www.thefindbyfredericks.com.

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

Revenue Recognition – We record revenue for Stores at the point at which the customer receives and pays for the merchandise at the register. For Direct sales, goods are shipped to the customer when payment is made and we record the revenue at the time the customer receives the merchandise. We estimate and defer revenue and the related product costs for shipments that are in transit to the customer. Customers typically receive goods within a few days of shipment. Outbound shipping charges billed to customers are included in net sales. We record an allowance for estimated returns from our customers in the period of sale based on prior experience. At October 27, 2012 and July 28, 2012, the allowance for estimated returns was $802,000 and $665,000, respectively. If actual returns are greater than expected, additional sales returns may be recorded in the future. Historically, management has found its return reserve to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.

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

These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations as well as gross margins. Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends. We reserve for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, and the age of the inventory. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. Markdown allowances received from vendors are reflected as reductions to cost of sales in the period they are received if these allowances are received after goods have been sold or marked down. When markdown allowances are received prior to the sale or markdown, the allowance will be recognized as a reduction in the cost basis of the inventory. Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. Inventory reserves were $534,000 at October 27, 2012 and $628,000 at July 28, 2012.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit. The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally less than three months. The realizability of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future gross profit of the related revenue. Direct-response advertising costs of $1,197,000 and $564,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at October 27, 2012 and July 28, 2012, respectively. Management believes that they have appropriately determined the expected period of future benefit as of the date of its consolidated financial statements. However, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis. Direct-response advertising expense for the three months ended October 27, 2012 and October 29, 2011 was $ 874,000 and $1,744,000, respectively.

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

The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance. Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required. No impairment was recorded for the three months ended October 27, 2012 and October 29, 2011.

Abandonment of leases – We recorded a charge of $259,000 related to a portion of our Hollywood corporate office space that was vacated during the three months ended October 27, 2012 and subleased to a third party. In addition, we recorded a charge of $262,000 related to a portion of our Phoenix facility that housed our customer contact center. The customer contact center was outsourced to a third party during the quarter ended October 27, 2012.

Intangible Assets – We have certain indefinite lived intangible assets, principally the Frederick’s of Hollywood trade name and domain names. Applicable accounting guidance requires us not to amortize indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred. No impairment was present and no write-down was required when the trademarks were reviewed for impairment in connection with the annual impairment test. The fair value of the trademarks was determined using the relief-from-royalty method. The relief-from-royalty method estimates the royalty expense that could be avoided in the operating business as a result of owning the respective asset or technology. The royalty savings are measured, tax-effected and, thereafter, converted to present value with a discount rate that considers the risk associated with owning the intangible asset. No impairment was recorded for the three months ended October 27, 2012 and October 29, 2011 related to these intangible assets.

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

The following table sets forth each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the consolidated unaudited financial statements included elsewhere in this report (in thousands, except for percentages, which percentages may not add due to rounding):

	Three Months Ended
	October 27, 2012		October 29, 2011
Net sales	$22,455	100.0%	$28,363	100.0%
Cost of goods sold, buying and occupancy	16,389	73.0%	18,803	66.3%
Gross profit	6,066	27.0%	9,560	33.7%
Selling, general and administrative expenses	10,076	44.9%	11,454	40.4%
Loss on abandonment	521	2.3%	-	0.0%
Operating loss	(4,531)	(20.2)%	(1,894)	(6.7)%
Interest expense, net	531	2.4%	421	1.5%
Loss before income tax provision	(5,062)	(22.5)%	(2,315)	(8.2)%
Income tax provision	25	0.1%	17	0.1%
Net loss	(5,087)	(22.7)%	(2,332)	(8.2)%
Less: Preferred stock dividends	116	0.5%	-	0.0%
Net loss applicable to common shareholders	$(5,203)	(23.2)%	$(2,332)	(8.2)%

Net Sales

Net sales for the three months ended October 27, 2012 and October 29, 2011 were as follows (in thousands):

	Three Months Ended
	October 27, 2012	October 29, 2011	Decrease
Stores	$15,159	$19,145	$(3,986)
Direct	6,493	8,029	(1,536)
Licensing revenue	5	17	(12)
Other revenue	798	1,172	(374)
Total net sales	$22,455	$28,363	$(5,908)

Total store sales for the three months ended October 27, 2012 decreased by $3,986,000, or 20.8%, as compared to the three months ended October 29, 2011. Comparable store sales for the three months ended October 27, 2012 decreased by $3,024,000, or 17.0%, as compared to the three months ended October 29, 2011. These decreases were primarily due to:

•	lower consumer traffic at our stores, which is primarily attributable to lower promotional activity during the first half of the three months ended October 27, 2012 as compared to the same period in the prior year;

•	a reduction in the number of stores from 123 at October 29, 2011 to 118 at October 27, 2012; and

•	a delay in the receipt of core product inventory, which was transitioned to a new vendor in the fourth quarter of fiscal year 2012 for deliveries in the first quarter of fiscal year 2013.

Direct sales for the three months ended October 27, 2012 decreased by $1,536,000, or 19.1%, as compared to the three months ended October 29, 2011. This decrease is primarily attributable to mailing fewer catalogs during the three months ended October 27, 2012 as compared to the same period in the prior year as part of our efforts to reduce catalog costs and reallocate resources to our digital marketing initiatives. We are continuing to strategically review our Direct marketing strategy in order to find ways to drive more profitable sales.

Other revenue consists of shipping revenue, commissions earned on direct sell-through programs and breakage on gift cards. Other revenue for the three months ended October 27, 2012 decreased by $374,000, or 31.9%, as compared to the three months ended October 29, 2011. This decrease is primarily attributable to a decrease in shipping revenue due to an increase in promotional shipping offers to stimulate sales in a retail environment with competitors frequently offering free shipping, and lower Direct sales.

Gross Profit

Gross margin (gross profit as a percentage of net sales) for the three months ended October 27, 2012 was 27.0% as compared to 33.7% for the three months ended October 29, 2011. This decrease was due to the following:

•	Product costs as a percentage of sales increased by 3.4 percentage points for the three months ended October 27, 2012 as compared to the three months ended October 29, 2011. This increase was due to an increase in product and shipping promotional offers during the second half of the three months ended October 27, 2012, partially offset by a $212,000 increase in vendor allowances during the three months ended October 27, 2012 as compared to the same period in the prior year.

•	All other costs included in cost of sales, including buying costs, store occupancy, store depreciation, freight and distribution center costs, decreased by $940,000 for the three months ended October 27, 2012 as compared to the three months ended October 29, 2011. This decrease was primarily attributable to lower occupancy and depreciation costs as a result of fewer stores, headcount reductions resulting from streamlining the buying and merchandising departments and lower distribution center costs due to lower sales and lower rent in the three months ended October 27, 2012 as compared to the same period in the prior year. As a percentage of sales, these costs increased by 3.1 percentage points for the three months ended October 27, 2012 as compared to the same period in the prior year. This percentage increase was due to lower sales during the three months ended October 27, 2012 as compared to the same period in the prior year.

•	Other revenue decreased by $374,000 as described above, which had a negative impact on our gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended October 27, 2012 decreased by $1,378,000 to $10,076,000, or 44.9% of sales, from $11,454,000, or 40.4% of sales, for the three months ended October 29, 2011. This decrease is primarily attributable to the following:

•	Expenses related to corporate overhead decreased by $487,000 to $2,431,000 for the three months ended October 27, 2012 from $2,918,000 for the same period in the prior year. This decrease was primarily due to lower salary and salary related expenses.

•	Store selling, general and administrative expenses decreased by $381,000 to $4,707,000 for the three months ended October 27, 2012 from $5,088,000 for the same period in the prior year. This decrease was primarily due to having fewer stores for the three months ended October 27, 2012 as compared to the prior year and lower credit card fees of $91,000 resulting from reduced sales and interchange rates.

•	Direct selling, general and administrative expenses decreased by $687,000 to $2,721,000 for the three months ended October 27, 2012 from $3,408,000 for the same period in the prior year. This decrease was primarily due to a $888,000 decrease in catalog and related expenses because fewer catalogs were mailed and lower credit card fees of $70,000 resulting from reduced sales and interchange rates. This decrease was partially offset by a $306,000 increase in marketing expenses related to our strategy to increase our digital marketing initiatives.

These decreases were partially offset by a $177,000 increase in brand marketing expenses to $217,000 for the three months ended October 27, 2012 as compared to $40,000 for the same period in the prior year. The increase was primarily due to an increase in public promotional events and complimentary customer offerings.

Loss on Abandonment

We recorded a charge of $259,000 related to a portion of our Hollywood corporate office space that was vacated during the three months ended October 27, 2012 and subleased to a third party. In addition, we recorded a charge of $262,000 related to a portion of our Phoenix facility that housed our customer contact center. The customer contact center was outsourced to a third party during the three months ended October 27, 2012.

Interest Expense, Net

For the three months ended October 27, 2012, net interest expense was $531,000 as compared to $421,000 for the three months ended October 29, 2011. This increase resulted primarily from higher borrowings under the Salus Facility (described below under “Salus Credit and Security Agreement”).

Income Tax Provision

Our income tax provision for the three months ended October 27, 2012 and October 29, 2011 primarily represents minimum and net worth taxes due in various states. Due to the uncertainty of realization in future periods, no tax benefit has been recognized on the net losses for these periods. Accordingly, a full valuation allowance has been established on the current loss and all net deferred tax assets existing at the end of the period, excluding the deferred tax liability related to intangible assets, which have an indefinite life.

Liquidity and Capital Resources

Cash Used in Operations

Net cash used in operating activities for the three months ended October 27, 2012 was $508,000, resulting primarily from the following:

•	net losses for the three months ended October 27, 2012 of $5,087,000;

•	an increase in inventory of 895,000, which resulted from normal seasonal inventory fluctuations; and

•	an increase in prepaid expenses and other current assets of $623,000, which was primarily due to an increase in deferred catalog costs in connection with our holiday brandzine.

These decreases in cash flow were partially offset by the following:

•	an increase in accounts payable and other accrued expenses of $5,710,000, which resulted from higher inventory levels and slower payments to vendors;

•	non-cash expenses of $507,000 for depreciation and amortization; and

•	a charge for the abandonment of leases of $521,000.

Cash Used in Investing Activities

Net cash used in investing activities for the three months ended October 27, 2012 was $3,000.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended October 27, 2012 was $188,000, which resulted primarily from net borrowings under the Salus Facility of $198,000.

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

The unpaid principal of the FILO Advance bears interest, payable monthly, in arrears, at the 30-day LIBOR rate plus 11.5%, but not less than 12.0% regardless of fluctuations in the LIBOR rate (12.0% at October 27, 2012). Up to 2.5% of the interest payable on the FILO Advance will be capitalized, compounded and added to the unpaid amount of the obligations each month, will accrue interest at the rate applicable to the FILO Advance and will be due and payable in cash upon the expiration or other termination of the Salus Facility. At October 27, 2012, $9,097,000 was outstanding under the FILO Advance.

The unpaid principal of advances other than the FILO Advance bears interest, payable monthly, in arrears, at the Prime rate plus 4.0%, but not less than 7.0%, regardless of fluctuations in the Prime rate (7.25% at October 27, 2012). At October 27, 2012, $7,554,000 of advances other than the FILO Advance was outstanding.

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

The Credit Agreement and other loan documents contain customary representations and warranties, affirmative and negative covenants and events of default, including covenants that restrict the Borrowers’ ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, incur certain lease obligations, pay cash dividends, redeem or repurchase outstanding equity and issue capital stock. In lieu of financial covenants, fixed charge coverage and overall debt ratios, the Salus Facility has a $1.5 million minimum availability reserve requirement. At October 27, 2012, we were in compliance with the Salus Facility’s affirmative and restrictive covenants and minimum availability reserve requirement.

Future Financing Requirements

As of October 27, 2012, our working capital deficiency increased by $4,676,000 to $11,002,000 from $6,326,000 at July 28, 2012. As our business continues to be effected by limited working capital, management plans to carefully manage working capital and believes that our projected operating cash flows, together with the Salus Facility, will allow us to maintain sufficient working capital through fiscal year 2013. However, our ability to achieve our fiscal year 2013 business plan is critical to maintaining adequate liquidity, and there can be no assurance that we will be successful in our efforts. We are actively seeking to raise additional capital through public or private financings, strategic relationships or other arrangements. There can be no assurance that we will be able to obtain additional financing on acceptable terms, or at all. Our failure to achieve our fiscal year 2013 business plan or to raise sufficient capital could have a material adverse effect on our business, results of operations and financial condition. We expect our capital expenditures for fiscal year 2013 to be less than $1,000,000, primarily for improvements to our information technology systems, expenditures to support our digital marketing initiatives, store refurbishment costs, and other general corporate expenditures.

Off Balance Sheet Arrangements

We are not a party to any material off-balance sheet financing arrangements.

Effect of New Accounting Standards

See Note 2, “Summary of Significant Accounting Policies,” included in the notes to the consolidated unaudited financial statements appearing elsewhere in this report for a discussion of recent accounting developments and their impact on our consolidated unaudited financial statements. There has been no recently issued accounting updates that had a material impact on our consolidated unaudited financial statements for the three months ended October 27, 2012 or are expected to have an impact in the future.

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

Borrowings under the Salus Facility (excluding the FILO advance) for the three months ended October 27, 2012 peaked at $8,959,000 and the average borrowing during the period was approximately $8,255,000.  As of October 27, 2012, the total amount outstanding under the Salus Facility (excluding the FILO advance) was $7,554,000.  An increase or decrease in the interest rate by 100 basis points from the total loan balance of the Salus Facility (excluding the FILO advance) at October 27, 2012 would have increased or decreased annual interest expenses by approximately $76,000.  Borrowings under the FILO Advance for the three months ended October 27, 2012 peaked at $9,097,000 and the average borrowing during the period was approximately $9,077,000.  As of October 27, 2012, the total amount outstanding under the FILO Advance was $9,097,000.  An increase or decrease in the interest rate by 100 basis points from the total loan balance of the FILO Advance at October 27, 2012 would have increased or decreased annual interest expenses by approximately $91,000.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 27, 2012. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

During the three months ended October 27, 2012, there were no changes made in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On February 2, 2012, a former California store employee filed a purported class action lawsuit in the California Superior Court, County of San Francisco, naming Frederick’s of Hollywood, Inc., one of our subsidiaries, as a defendant (Michelle Weber, on behalf of herself and all others similarly situated v. Frederick’s of Hollywood, Inc., Case No. CGC-12-517909). The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California’s Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit (the class being defined as all California retail store hourly employees), unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. We contest these allegations and deny any liability with respect to the lawsuit. We answered the Plaintiff’s first amended complaint on April 2, 2012. The parties agreed to stay discovery proceedings and have attended mediation, most recently on November 29, 2012, which has not concluded. Therefore, we are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition. Accordingly, no provision for a loss contingency has been accrued as of October 27, 2012.

We also are involved from time to time in litigation incidental to our business. We believe that the outcome of such litigation will not have a material adverse effect on our results of operations or financial condition.

ITEM 1A – RISK FACTORS

There are no material changes from the risk factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on October 26, 2012. Please refer to this section for disclosures regarding the risks and uncertainties in our business.

ITEM 6 – EXHIBITS

Exhibit No.	Description

31.1	Certification by Chief Executive Officer and Principal Executive Officer

31.2	Certification by Chief Financial Officer and Principal Accounting Officer

32	Section 1350 Certification

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the three months ended October 27, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (Unaudited), (iii) Consolidated Statements of Cash Flows (Unaudited) and (v) Notes to Consolidated Unaudited Financial Statements, as blocks of text and in detail.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FREDERICK’S OF HOLLYWOOD GROUP INC.

Date: December 11, 2012	By:	/s/ Thomas J. Lynch
THOMAS J. LYNCH
Chief Executive Officer and
Principal Executive Officer

Date: December 11, 2012	By:	/s/ Thomas Rende
THOMAS RENDE
Chief Financial Officer and
Principal Accounting Officer

