Form 10-Q
period 2013-01-26
FREDERICK'S OF HOLLYWOOD GROUP INC /NY/
filed 2013-03-18
CIK 93631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 26, 2013

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

Yes ☐             No ☒

The number of common shares outstanding on March 12, 2013 was 39,070,366.

FREDERICK’S OF HOLLYWOOD GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at January 26, 2013 (Unaudited) and July 28, 2012 (Audited)	3

	Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended January 26, 2013 and January 28, 2012	4

	Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended January 26, 2013 and January 28, 2012	5

	Notes to Consolidated Unaudited Financial Statements	6 – 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24-25

PART II.	Other Information

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 6.	Exhibits	26

Signatures		27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FREDERICK’S OF HOLLYWOOD GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	January 26,	July 28,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$216	$741
Accounts receivable	910	997
Merchandise inventories	14,261	12,915
Prepaid expenses and other current assets	1,085	952
Deferred income tax assets	48	48
Total current assets	16,520	15,653
PROPERTY AND EQUIPMENT, Net	4,568	6,806
INTANGIBLE ASSETS	18,259	18,259
OTHER ASSETS	932	756
TOTAL ASSETS	$40,279	$41,474

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Revolving credit facility	$7,947	$7,356
Accounts payable and other accrued expenses	27,878	14,623
Total current liabilities	35,825	21,979

DEFERRED RENT AND TENANT ALLOWANCES	3,497	3,887
TERM LOAN	9,155	9,039
DEFERRED INCOME TAX LIABILITIES	7,352	7,352
OTHER	10	-
TOTAL LIABILITIES	55,839	42,257

COMMITMENTS AND CONTINGENCIES (Note 5)	-	-

SHAREHOLDERS’ DEFICIENCY:
Preferred stock, $.01 par value – authorized, 10,000,000 shares at January 26, 2013 and July 28, 2012; issued and outstanding 53,178 and 50,838 shares of Series A Convertible Preferred Stock at January 26, 2013 and July 28, 2012, with a stated value of $100	5,318	5,084
Common stock, $.01 par value – authorized, 200,000,000 shares at January 26, 2013 and July 28, 2012; issued and outstanding, 39,000,801 shares at January 26, 2013 and 38,964,891 shares at July 28, 2012	390	390
Additional paid-in capital	88,465	88,283
Accumulated deficit	(109,733)	(94,540)
TOTAL SHAREHOLDERS’ DEFICIENCY	(15,560)	(783)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$40,279	$41,474

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	January 26,	January 28,	January 26,	January 28,
	2013	2012	2013	2012

Net sales	$24,288	$32,520	$46,743	$60,883
Cost of goods sold, buying and occupancy	18,429	22,381	34,818	41,184
Gross profit	5,859	10,139	11,925	19,699
Selling, general and administrative expenses	13,702	13,229	23,778	24,683
Loss on abandonment	189	-	710	-
Impairment of long-lived assets	1,295	-	1,295	-
Operating loss	(9,327)	(3,090)	(13,858)	(4,984)
Interest expense, net	520	431	1,051	852
Loss before income tax provision	(9,847)	(3,521)	(14,909)	(5,836)
Income tax provision	25	17	50	34
Net loss	(9,872)	(3,538)	(14,959)	(5,870)
Less Preferred stock dividends	118	-	234	-
Net loss applicable to common shareholders	$(9,990)	$(3,538)	$(15,193)	$(5,870)
Basic and diluted net loss per share applicable to common shareholders	$(0.26)	$(0.09)	$(0.39)	$(0.15)

Weighted average shares outstanding – basic and diluted	38,996	38,790	38,987	38,742

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six Months Ended
	January 26, 2013	January 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,959)	$(5,870)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	946	1,316
Issuance of common stock for directors’ fees	17	26
Stock-based compensation expense	164	294
Impairment of long-lived assets	1,295	-
Loss on abandonment	710	-
Amortization of deferred financing costs	123	120
Non-cash interest on term loan	116	228
Amortization of deferred rent and tenant allowances	(304)	(567)
Changes in operating assets and liabilities:
Accounts receivable	87	107
Merchandise inventories	(1,346)	(3,490)
Prepaid expenses and other current assets	(133)	(141)
Other assets	(299)	5
Accounts payable and other accrued expenses	12,504	4,269
Net cash used in operating activities	(1,079)	(3,703)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(37)	(141)
Receipt of security deposit	10	-
Net cash used in investing activities	(27)	(141)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facility	591	3,774
Repayment of capital lease obligation	(10)	(29)
Payment of deferred financing costs	-	(27)
Net cash provided by financing activities	581	3,718
NET DECREASE IN CASH	(525)	(126)
CASH:
Beginning of period	741	448
End of period	$216	$322
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$810	$507
Taxes	$5	$14

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Fiscal Year – The Company’s fiscal year is the 52- or 53-week period ending on the last Saturday in July. References to the three months ended January 26, 2013 and January 28, 2012 refer to the 13-week periods then ended. References to fiscal years 2013 and 2012 refer to the 52-week period ending July 27, 2013 and the 52-week period ended July 28, 2012, respectively. References to the six months ended January 26, 2013 and January 28, 2012 refer to the 26-week periods then ended.

Interim Financial Information – In the opinion of management, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of January 26, 2013 and the results of operations and cash flows for the six months ended January 26, 2013 and January 28, 2012.

The information set forth in these consolidated financial statements is unaudited except for the July 28, 2012 consolidated balance sheet data. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for the three and six months ended January 26, 2013 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended July 28, 2012 included in the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 26, 2012 and amended on November 13, 2012.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition – The Company records revenue for Stores at the point at which the customer receives and pays for the merchandise at the register. For Direct sales, goods are shipped to the customer when payment is made and the Company records the revenue at the time the customer receives the merchandise. The Company estimates and defers revenue and the related product costs for shipments that are in transit to the customer. Customers typically receive goods within a few days of shipment. Outbound shipping charges billed to customers are included in net sales. The Company records an allowance for estimated returns from its customers in the period of sale based on prior experience. At January 26, 2013 and July 28, 2012, the allowance for estimated returns was $592,000 and $665,000, respectively. If actual returns are greater than expected, additional sales returns may be recorded in the future. Sales are recorded net of sales taxes collected from customers at the time of the transaction.

The Company records other revenue for shipping revenue, commissions earned on direct sell-through programs on a net basis as the Company acts as an agent on behalf of the related vendor, and product sales to its license partner in the Middle East. Product sales to the Company’s license partner are recognized upon delivery to the partner’s freight forwarder. For the three months ended January 26, 2013 and January 28, 2012, total other revenue recorded in net sales in the accompanying consolidated unaudited statements of operations was $691,000 and $1,368,000, respectively. For the six months ended January 26, 2013 and January 28, 2012, total other revenue recorded in net sales in the accompanying consolidated unaudited statements of operations was $1,489,000 and $2,540,000, respectively.

Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreements. For the three months ended January 26, 2013 and January 28, 2012, licensing revenue recorded in net sales in the accompanying consolidated unaudited statements of operations was $2,000 and $8,000, respectively. For the six months ended January 26, 2013 and January 28, 2012, licensing revenue recorded in net sales in the accompanying consolidated unaudited statements of operations was $7,000 and $25,000, respectively.

The Company recognizes the sales from gift cards, gift certificates, and store credits (“Gift Cards and Credits”) as they are redeemed for merchandise. Prior to redemption, the Company maintains a deferred revenue liability for Gift Cards and Credits until the Company is released from such liability. The Company’s Gift Cards and Credits do not have expiration dates; however, over time, a percentage of them are not redeemed or recovered (“breakage”). The Company began recording breakage in the fourth quarter of the year ended July 30, 2011 following an initial evaluation using historical redemption trend data to determine that the likelihood of the redemption of certain unredeemed Gift Cards and Credits is remote. Breakage of $38,000 and $54,000 was recorded for the three and six months ended January 26, 2013 and breakage of $42,000 and $46,000 was recorded for the three and six months ended January 28, 2012. The Company continues to evaluate its historical redemption trends. If these trends ultimately differ from the assumptions underlying the Company’s breakage adjustments or the Company’s future experience indicates the likelihood of redemption becomes remote at a different point in time after issuance, the Company may recognize further adjustments to its accruals for such deferred revenue, which could have an effect on the Company’s net sales and results of operations.

Costs of Goods Sold, Buying, and Occupancy – The Company’s costs of goods sold, buying, and occupancy includes the cost of merchandise, freight from vendors, shipping and handling, payroll and benefits for the design, buying, and merchandising personnel, warehouse and distribution, and store occupancy costs. Store occupancy costs include rent, deferred rent, common area maintenance, utilities, real estate taxes, and depreciation. Markdown allowances received from vendors are reflected as reductions to cost of sales in the period they are received if these allowances are received after goods have been sold or marked down. When a markdown allowance is received prior to the sale or mark down of the merchandise, the allowance will be recognized as a reduction in the cost basis of the inventory. For the three months ended January 26, 2013, markdown allowances received from vendors were $224,000. No markdown allowances were received from vendors for the three months ended January 28, 2012. For the six months ended January 26, 2013 and January 28, 2012, markdown allowances received from vendors were $537,000 and $100,000.

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

These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations and gross margins. Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends. The Company reserves for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, and the age of the inventory. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. Markdown allowances received from vendors are reflected as reductions to cost of sales in the period they are received if these allowances are received after goods have been sold or marked down. When a markdown allowance is received prior to the sale or markdown, the allowance will be recognized as a reduction in the cost basis of the inventory. Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. Inventory reserves were $571,000 at January 26, 2013 and $628,000 at July 28, 2012.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit. The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally less than three months. The realizability of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future gross profit of the related revenue. Direct-response advertising costs included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at January 26, 2013 and July 28, 2012 were $749,000 and $564,000, respectively. Management believes that they have appropriately determined the expected period of future benefit as of the date of the Company’s consolidated financial statements. However, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis. Direct-response advertising expense for the three months ended January 26, 2013 and January 28, 2012 was $2,106,000 and $2,425,000, respectively. Direct-response advertising expense for the six months ended January 26, 2013 and January 28, 2012 was $2,980,000 and $4,169,000, respectively.

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

Impairment of Long-Lived Assets – The Company reviews long-lived assets, including property and equipment and its amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows. If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance. Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required. For the three and six months ended January 26, 2013, the Company recorded impairment charges for property and equipment of $1,295,000. There were no impairment charges recorded for three and six months ended January 28, 2012.

Abandonment of leases – The Company recorded a charge of $259,000 related to a portion of its Hollywood corporate office space that was vacated during the three months ended October 27, 2012 and subleased to a third party. In addition, the Company recorded a charge for the three and six months ended January 26, 2013 of $189,000 and $451,000, respectively, related to its Phoenix facility that housed its customer contact center, Stores distribution, Direct fulfillment and data center. The customer contact center was outsourced to a third party during the three months ended October 27, 2012, Stores distribution and the data center were outsourced to a third party during the three months ended January 26, 2013, and Direct fulfillment was relocated to a smaller area within the same building.

Intangible Assets – The Company has certain indefinite lived intangible assets, principally the Frederick’s of Hollywood trade name and domain names. The Company’s intangible assets are comprised of $18,090,000 attributable to its trademarks and $169,000 attributable to its domain names as of January 26, 2013 and July 28, 2012. Applicable accounting guidance requires the Company not to amortize indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred. No impairment was present and no write-down was required when the trademarks were reviewed for impairment in connection with the annual impairment test. The fair value of the trademarks was determined using the relief-from-royalty method. The relief-from-royalty method estimates the royalty expense that could be avoided in the operating business as a result of owning the respective asset or technology. The royalty savings are measured, tax-effected and, thereafter, converted to present value with a discount rate that considers the risk associated with owning the intangible asset. No impairment was recorded for the three and six months ended January 26, 2013 and January 28, 2012 related to these intangible assets.

Fair Value of Financial Instruments – The Company’s management believes the carrying amounts of cash, accounts receivable, and accounts payable and accrued expenses approximate fair value due to their short maturity. The carrying amount of the revolving line of credit approximates fair value, as these borrowings have variable rates that reflect currently available terms and conditions for similar debt. The Company believes its long-term loan approximates fair value because the transaction contemplated by the financing agreement relating to this debt was consummated on May 31, 2012.

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

The following assumptions were used for options granted during the six months ended January 28, 2012:

Risk-free interest rate	1.34% - 1.41%
Expected life (years)	7
Expected volatility	74.43% - 76.13%
Dividend yield	0.0%

During the six months ended January 28, 2012, the Company issued an aggregate of 230,000 shares of restricted stock and granted options to purchase an aggregate of 500,000 shares of common stock under the Company’s 2010 Long-Term Equity Incentive Plan. 50,000 of the restricted shares vested on the grant date, 80,000 of the restricted shares vest in two equal annual installments in the first quarter of each of fiscal years 2013 and 2014, and 100,000 of the restricted shares vest in two equal annual installments in the second quarter of each of fiscal years 2013 and 2014. Options to purchase 150,000 shares are exercisable at $0.62 per share and vest in two equal annual installments in the first quarter of each of fiscal years 2013 and 2014. Options to purchase 350,000 shares are exercisable at $0.40 per share, with 1/3 vesting on the grant date and the second quarter of each of fiscal years 2013 and 2014.

There were no options granted during the six months ended January 26, 2013.

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

Supplemental Disclosure of Cash Flow Information – The Company had outstanding accounts payable and accrued expenses of $170,000 and $29,000 at January 26, 2013 and July 28, 2012, respectively, related to purchases of property and equipment. The Company had outstanding accounts payable and accrued expenses of $233,000 at January 26, 2013 related to deferred financing fees, which are classified as other assets on the consolidated balance sheets.

During the three and six months ended January 26, 2013, the Company accrued dividends of $118,000 and $234,000 on its Series A Convertible Preferred Stock.

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

3.	ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses at January 26, 2013 and July 28, 2012 consist of the following (in thousands):

	January 26, 2013	July 28, 2012
Accounts payable	$17,938	$6,875
Accrued payroll and benefits	963	1,182
Accrued vacation	1,186	914
Deferred revenue from gift cards, gift certificates, and store credits	1,488	1,428
Return reserves	592	665
Deferred revenue	519	328
Sales and other taxes payable	683	541
Lease abandonment – current	591	-
Miscellaneous accrued expense and other	3,918	2,690
Total	$27,878	$14,623

4.	FINANCING AGREEMENT

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

The unpaid principal of the FILO Advance bears interest, payable monthly, in arrears, at the 30-day LIBOR rate plus 11.5%, but not less than 12.0% regardless of fluctuations in the LIBOR rate (12.0% at January 26, 2013). Up to 2.5% of the interest payable on the FILO Advance will be capitalized, compounded and added to the unpaid amount of the obligations each month, will accrue interest at the rate applicable to the FILO Advance and will be due and payable in cash upon the expiration or other termination of the Salus Facility. At January 26, 2013, $9,155,000 was outstanding under the FILO Advance.

The unpaid principal of advances other than the FILO Advance bears interest, payable monthly, in arrears, at the Prime rate plus 4.0%, but not less than 7.0%, regardless of fluctuations in the Prime rate (7.25% at January 26, 2013). At January 26, 2013, $7,947,000 of advances other than the FILO Advance was outstanding.

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

The Credit Agreement and other loan documents contain customary representations and warranties, affirmative and negative covenants and events of default, including covenants that restrict the Borrowers’ ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, incur certain lease obligations, pay cash dividends, redeem or repurchase outstanding equity and issue capital stock. In lieu of financial covenants, fixed charge coverage and overall debt ratios, the Salus Facility has a $1.5 million minimum availability reserve requirement. At January 26, 2013, the Company was in compliance with the Salus Facility’s affirmative and restrictive covenants and minimum availability reserve requirement.

5.	COMMITMENTS AND CONTINGENCIES

On February 2, 2012, a former California store employee filed a purported class action lawsuit in the California Superior Court, County of San Francisco, against Frederick’s of Hollywood, Inc., one of the Company’s subsidiaries (Michelle Weber, on behalf of herself and all others similarly situated v. Frederick’s of Hollywood, Inc., Case No. CGC-12-517909). The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California’s Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit (the class being defined as all California retail store hourly employees), unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. The Company contests these allegations and denies any liability with respect to the lawsuit. The Company answered the Plaintiff’s first amended complaint on April 2, 2012. The parties agreed to stay discovery proceedings and are continuing to engage in mediation. Therefore, the Company is unable to predict the likely outcome and whether such outcome may have a material adverse effect on its results of operations or financial condition.

On December 18, 2012, a former California store employee filed a purported class action lawsuit in the California Superior Court, County of Los Angeles, against the Company, Frederick’s of Hollywood, Inc. and Frederick’s of Hollywood Stores, Inc. (Kassandra Harvey-Smith, on behalf of herself and all others similarly situated v. Frederick’s of Hollywood Group Inc. et al, Case No. BC497673). The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation, various additional wage violations and violations of California’s Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit (the class being defined as all California retail store hourly employees), unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. The Company contests these allegations and intends to vigorously defend the lawsuit. This lawsuit is in its early stages and the Company is unable to estimate its potential liability in the event of an unfavorable outcome with respect to these allegations.

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

The Company’s calculations of basic and diluted net loss per share applicable to common shareholders are as follows (in thousands, except per share amounts):

	Three Months Ended			Six Months Ended
	January 26,		January 28,	January 26,		January 28,
	2013		2012	2013		2012
Total net loss applicable to common shareholders	$(9,990	)(a)	$(3,538)	(15,193	)(a)	$(5,870)
Basic and diluted weighted average number of shares outstanding	38,996		38,790	38,987		38,742
Total basic and diluted net loss per share applicable to common shareholders	$(0.26)		$(0.09)	$(0.39)		$(0.15)

(a)	Includes Preferred Stock dividend of $118 and $234 for the three and six months ended January 26, 2013, respectively.

There were 13,000 and 39,000 potentially dilutive shares that were not included in the computation of diluted net loss per share for the three and six months ended January 28, 2012, respectively, since their effect would be anti-dilutive.

For the three and six months ended January 26, 2013, there were 2,621,000 and 2,647,000 shares of common stock issuable upon exercise of stock options, respectively, and 5,544,000 shares of common stock issuable upon the exercise of warrants that also were not included in the computation of diluted net loss per share since the exercise prices of these instruments exceeded the average market price of the common stock during the period.

For the three and six months ended January 28, 2012, there were 2,817,000 and 2,854,000 shares of common stock issuable upon exercise of stock options and 4,044,000 shares of common stock issuable upon the exercise of warrants that also were not included in the computation of diluted net loss per share since the exercise prices of these instruments exceeded the average market price of the common stock during the period.

7.	SUBSEQUENT EVENT

On March 15, 2013, the Company sold 100,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) with a stated value of $100 per share (“Stated Value”) to Five Island Asset Management LLC, (the “Purchaser”), a subsidiary of Harbinger Group Inc. The Company also issued to the Purchaser warrants to purchase up to an aggregate of 10,246,477 shares of common stock at exercise prices ranging from $0.01 to $1.21 per share (the “Warrants”). The Warrants are exercisable by the Purchaser only upon a corresponding exercise or conversion of specified outstanding securities, as set forth in the Warrants. The Company received gross proceeds of $10,000,000.

The terms of the Series B Preferred Stock, as set forth a certificate of amendment (the “Certificate of Amendment”) to the Company’s certificate of incorporation, are as follows:

•	Dividends. Cumulative dividends on the Series B Preferred Stock will be payable quarterly in arrears either (i) at the rate of 9% per annum in cash or, at the Company’s discretion, (ii) at the rate of 12% per annum in additional shares of Series B Preferred Stock. The dividends on the Series B Preferred Stock will be paid prior to dividends on the Company’s common stock and preferred stock ranking junior to the Series B Preferred Stock (“Junior Preferred Stock”).

•	Rank. The Series B Preferred Stock ranks, with respect to rights upon a Liquidation Event (as defined below), (a) junior to any other class or series of capital stock of the Company subsequently created that by its terms ranks senior to the Series B Preferred Stock; (b) senior to the common stock and the Series A Preferred Stock; (c) senior to any class or series of capital stock of the Company subsequently created that does not specifically rank senior to or on parity with the Series B Preferred Stock; and (d) on parity with any class or series of capital stock of the Company subsequently created that by its terms ranks on parity with the Series B Preferred Stock.

•	Voting Rights. Except as otherwise required by law or by the terms of the Certificate of Amendment, the Series B Preferred Stock does not have voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, the Company may not, without the vote or written consent of the holders of at least a majority of the outstanding shares of Series B Preferred Stock: (a) amend, alter or repeal of any provision of the Company’s certificate of incorporation or by-laws; (b) alter or change the powers, preferences or other special rights, privileges or restrictions of the Series B Preferred Stock; (c) authorize or designate any new security ranking on a parity with or senior to the Series B Preferred Stock; (d) issue any common stock or equity or debt security convertible into common stock (other than shares of Series A Preferred Stock issued as dividends on the outstanding shares of Series A Preferred Stock), whether senior, on parity or junior to the Series B Preferred Stock; (e) issue any equity or debt in a Series B Qualifying Investment (as defined in the Certificate of Amendment) where the securities issued in such investment are by their terms mandatorily redeemable by the Company; (f) incur, assume or guarantee any indebtedness for borrowed money in excess of $1,000,000 or permit any liens other than in connection with such indebtedness; (g) enter into any transaction with affiliates other than salary and benefits in the ordinary course of business or conversion of the Series A Preferred Stock into common stock; (h) purchase, redeem or otherwise acquire any equity interests of the Company, other than a mandatory redemption of the Series A Preferred Stock pursuant to its terms; (i) declare or pay any dividend or distribution to any equity holders of the Company other than preferred dividends on the Series B Preferred Stock, the Series A Preferred Stock and any dividends payable in additional shares of common stock; (j) except as provided in the Certificate of Amendment, increase or decrease the size of the Company’s Board of Directors; or (k) liquidate, dissolve or wind up, or commence any bankruptcy or similar proceeding, with respect to the Company.

•	Director Election Rights. As long as the holders of the Series B Preferred Stock (together with former holders (or affiliates thereof) who have exercised their conversion rights) represent (A) at least 25% of the outstanding shares of the Company’s common stock (assuming (x) conversion of the Series A Preferred Stock and the Series B Preferred Stock and (y) exercise of any warrants held by the holders of the Series A Preferred Stock and Series B Preferred Stock), the holders of a majority of the outstanding shares of Series B Preferred Stock will be entitled to elect 35% of the Board (rounded up to the nearest whole number of directors and in all cases at least two directors) or (B) at least 15%, but less than 25%, of the outstanding shares of the Company’s common stock (assuming (x) conversion of the Series A Preferred Stock and the Series B Preferred Stock and (y) exercise of any warrants held by the holders of the Series A Preferred Stock and Series B Preferred Stock), the holders of a majority of the outstanding shares of Series B Preferred Stock will be entitled to elect one director of the Board (in either case, such directors or director shall be referred to as the “Series B Directors” or “Series B Director”).

At any annual or special meeting of the Company’s shareholders, the holders of a majority of the outstanding shares of Series B Preferred Stock will be entitled to elect the Series B Directors. Series B Directors may be removed, with or without cause, only by a vote of the holders of a majority of the outstanding shares of Series B Preferred Stock. Vacancies in seats held by Series B Directors can only be filled by a vote of the holders of a majority of the outstanding shares of Series B Preferred Stock.

Additionally, as long as the holders of the Series B Preferred Stock (together with any former holders (or affiliates thereof) of shares of Series B Preferred Stock who have exercised their conversion rights) represent at least a majority of the outstanding shares of the Company’s common stock (assuming (x) conversion of the Series A Preferred Stock and the Series B Preferred Stock and (y) exercise of any warrants held by the holders of the Series A Preferred Stock and Series B Preferred Stock), upon delivery of written notice to the Company from all of the remaining holders of Series B Preferred Stock exercising their right to convert all of the Series B Preferred Stock, the number of directors of the Board will automatically increase without any action required by the Company or Board, such that the number of newly created seats plus the number of Series B Directors will constitute a majority of the Board. The holders of a majority of the outstanding shares of Series B Preferred Stock delivering the conversion notice will be entitled to elect directors to fill all of the newly created seats.

•	Liquidation Rights. Upon the occurrence of an Acquisition or Asset Transfer (each as defined in the Certificate of Amendment) or upon any bankruptcy, liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (any such Acquisition, Asset Transfer, bankruptcy, liquidation, dissolution or winding up, a “Liquidation Event”), the holders of Series B Preferred Stock will be entitled to receive, in preference to the holders of any Junior Preferred Stock, an amount equal to: (i) the Stated Value plus all accrued but unpaid dividends thereon, multiplied by (ii) (A) 1.09, if the Liquidation Event occurs no later than March 15, 2014, (B) 1.05, if the Liquidation Event occurs after March 15, 2014 but no later than March 15, 2015, or (C) 1.00, if the Liquidation Event occurs after March 15, 2015.

•	Mandatory Repurchase Obligation. A holder of the Series B Preferred Stock will have the right to require the Company to purchase its shares of Series B Preferred Stock for a price equal to the amount the holder would be entitled to receive upon a Liquidation Event in the event of a cash investment in the Company (other than by holders of the Series B Preferred Stock) resulting in (i) 30% or more of the equity of the Company being held by one or more parties that did not own it immediately prior to the investment and (ii) the securities issued under such investment are not by their terms mandatorily redeemable by the Company.

•	Conversion. The Series B Preferred Stock may be converted at any time, at the option of the holder, into shares of common stock at a conversion price of $0.25 per share (“Conversion Price”). The Conversion Price is subject to adjustment resulting from dividends, distributions, stock combinations, splits, recapitalizations or similar capital adjustments. The Conversion Price is also subject to adjustment if the Company sells common stock or common stock equivalents at a price below the Conversion Price; provided, however, that the foregoing conversion price adjustments can never result in a conversion price of less than $0.07 per share, as adjusted from time to time for any stock combinations, splits, recapitalizations or similar capital adjustments.

•	Optional Redemption by the Company. The Series B Preferred Stock is redeemable, at the option of the Company, at any time after March 15, 2018. Upon redemption, a holder of Series B Preferred Stock will be paid, for each share of Series B Preferred Stock, a price equal to the stated value of the Series B Preferred Stock then in effect plus all accrued or cumulated but unpaid dividends thereon.

The Company has agreed to file a registration statement to register the resale of the shares of common stock issuable upon conversion of the Preferred Stock and exercise of the Warrants by May 14, 2013.

In connection with the transaction, the holder of the outstanding shares of Series A Preferred Stock consented to the transaction and waived, on behalf of itself and any transferees of the Series A Preferred Stock, (a) any and all anti-dilution adjustments applicable to the Series A Preferred Stock which might otherwise be made to the conversion prices of such shares and any additional shares of Series A Preferred Stock that may be issued as a dividend on such shares and (b) any and all rights to redemption in connection with a Qualifying Investment (as defined in the Company’s certificate of incorporation), in each case as a result of the transactions contemplated by the Purchase Agreement.

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

Our Business

Frederick’s of Hollywood Group Inc., through its subsidiaries, sells women’s apparel and related products under its proprietary Frederick’s of Hollywood® brand predominantly through its U.S. mall-based specialty retail stores, which are referred to as “Stores,” and through its catalog and website at www.fredericks.com, which are referred to collectively as “Direct.” As of January 26, 2013, we operated 118 Frederick’s of Hollywood stores in 29 states.

We also have a license agreement with a subsidiary of Emirates Associated Business Group (“EABG”), which provides for EABG to build and operate Frederick’s of Hollywood retail stores in the Middle East. As of January 26, 2013, EABG had opened three stores in the region. In addition, we have selectively licensed the right to use the Frederick’s of Hollywood® brand and logo on specified categories of products manufactured and sold by other companies. Our licensed merchandise categories currently include Halloween costumes, jewelry and accessories.

Recent Developments

Series B Preferred Stock Transaction

On March 15, 2013, we sold $10,000,000 of Series B Convertible Preferred Stock to Five Island Asset Management LLC. For a detailed description of the terms of this transaction, see “Liquidity and Capital Resources – Series B Preferred Stock Transaction” and Note 7, “Subsequent Event”, included in the notes to the consolidated unaudited financial statements appearing elsewhere in this report.

NYSE MKT Delisting

On February 6, 2013, we received a notice from the NYSE MKT (the “Exchange”) of its intent to delist our common stock based on our continued non-compliance with the stockholders’ equity requirements for continued listing as set forth in Sections 1003(a)(i-iii) of the Exchange Company Guide.

We decided not to request a hearing to appeal the delisting determination, and our common stock was suspended from the Exchange effective at the open of the market on February 22, 2013. We intend to remain current in our SEC reporting obligations, and, effective February 22, 2013, our common stock commenced trading on the OTCQB Marketplace, under the symbol “FOHL”. The OTCQB is a market tier operated by the OTC Market Group Inc. for qualifying companies that are not listed on a national securities exchange.

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

Revenue Recognition – We record revenue for Stores at the point at which the customer receives and pays for the merchandise at the register. For Direct sales, goods are shipped to the customer when payment is made and we record the revenue at the time the customer receives the merchandise. We estimate and defer revenue and the related product costs for shipments that are in transit to the customer. Customers typically receive goods within a few days of shipment. Outbound shipping charges billed to customers are included in net sales. We record an allowance for estimated returns from our customers in the period of sale based on prior experience. At January 26, 2013 and July 28, 2012, the allowance for estimated returns was $592,000 and $665,000, respectively. If actual returns are greater than expected, additional sales returns may be recorded in the future. Historically, management has found its return reserve to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.

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

These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations as well as gross margins. Markdowns are recorded when the sales value of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends. We reserve for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, and the age of the inventory. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. Markdown allowances received from vendors are reflected as reductions to cost of sales in the period they are received if these allowances are received after goods have been sold or marked down. When markdown allowances are received prior to the sale or markdown, the allowance will be recognized as a reduction in the cost basis of the inventory. Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. Inventory reserves were $571,000 at January 26, 2013 and $628,000 at July 28, 2012.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit. The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally less than three months. The realizability of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future gross profit of the related revenue. Direct-response advertising costs of $749,000 and $564,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at January 26, 2013 and July 28, 2012, respectively. Management believes that they have appropriately determined the expected period of future benefit as of the date of its consolidated financial statements. However, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis. Direct-response advertising expense for the three months ended January 26, 2013 and January 28, 2012 was $2,106,000 and $2,425,000, respectively. Direct-response advertising expense for the six months ended January 26, 2013 and January 28, 2012 was $2,980,000 and $4,169,000, respectively.

Impairment of Long-Lived Assets – We review long-lived assets, including property and equipment and our amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows. If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance. Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required. For the three and six months ended January 26, 2013, we recorded impairment charges for property and equipment of $1,295,000. There were no impairment charges recorded for the three and six months ended January 28, 2012.

Abandonment of leases – We recorded a charge of $259,000 related to a portion of our Hollywood corporate office space that was vacated during the three months ended October 27, 2012 and subleased to a third party. In addition, we recorded a charge for the three and six months ended January 26, 2013 of $189,000 and $451,000, respectively, related to our Phoenix facility that housed our customer contact center, Stores distribution, Direct fulfillment and data center. The customer contact center was outsourced to a third party during the three months ended October 27, 2012, Stores distribution and the data center were outsourced to a third party during the three months ended January 26, 2013, and Direct fulfillment was relocated to a smaller area within the same building.

Intangible Assets – We have certain indefinite lived intangible assets, principally the Frederick’s of Hollywood trade name and domain names. Applicable accounting guidance requires us not to amortize indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred. No impairment was present and no write-down was required when the trademarks were reviewed for impairment in connection with the annual impairment test. The fair value of the trademarks was determined using the relief-from-royalty method. The relief-from-royalty method estimates the royalty expense that could be avoided in the operating business as a result of owning the respective asset or technology. The royalty savings are measured, tax-effected and, thereafter, converted to present value with a discount rate that considers the risk associated with owning the intangible asset. No impairment was recorded for the three and six months ended January 26, 2013 and January 28, 2012 related to these intangible assets.

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

The following table sets forth each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the consolidated unaudited financial statements included elsewhere in this report (in thousands, except for percentages, which percentages may not add due to rounding):

	Three Months Ended				Six Months Ended
	January 26, 2013		January 28, 2012		January 26, 2013		January 28, 2012
Net sales	$24,288	100.0%	$32,520	100.0%	$46,743	100.0%	$60,883	100.0%
Cost of goods sold, buying and occupancy	18,429	75.9%	22,381	68.8%	34,818	74.5%	41,184	67.6%
Gross profit	5,859	24.1%	10,139	31.2%	11,925	25.5%	19,699	32.4%
Selling, general and administrative expenses	13,702	56.4%	13,229	40.7%	23,778	50.9%	24,683	40.6%
Loss on abandonment	189	0.8%	-	0.0%	710	1.5%	-	0.0%
Impairment of long-lived assets	1,295	5.3%	-	0.0%	1,295	2.8%	-	0.0%
Operating loss	(9,327)	(38.4)%	(3,090)	(9.5)%	(13,858)	(29.6)%	(4,984)	(8.2)%
Interest expense, net	520	2.1%	431	1.3%	1,051	2.2%	852	1.4%
Loss before income tax provision	(9,847)	(40.5)%	(3,521)	(10.8)%	(14,909)	(31.9)%	(5,836)	(9.6)%
Income tax provision	25	0.1%	17	0.0%	50	0.1%	34	0.1%
Net loss	(9,872)	(40.6)%	(3,538)	(10.9)%	(14,959)	(32.0)%	(5,870)	(9.6)%
Less Preferred stock dividends	118	0.5%	-	0.0%	234	0.5%	-	0.0%
Net loss applicable to common Shareholders	$(9,990)	(41.1)%	$(3,538)	(10.9)%	$(15,193)	(32.5)%	$(5,870)	(9.6)%

Net Sales

Net sales for the three and six months ended January 26, 2013 and January 28, 2012 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	January 26, 2013	January 28, 2012	Increase/ (Decrease)	January 26, 2013	January 28, 2012	Increase/ (Decrease)
Stores	$15,453	$19,076	$(3,623)	$30,612	$38,221	$(7,609)
Direct	8,142	12,068	(3,926)	14,635	20,097	(5,462)
Licensing revenue	2	8	(6)	7	25	(18)
Other revenue	691	1,368	(677)	1,489	2,540	(1,051)
Total net sales	$24,288	$32,520	$(8,232)	$46,743	$60,883	$(14,140)

Total store sales for the three months ended January 26, 2013 decreased by $3,623,000 or 19.0%, as compared to the three months ended January 28, 2012. Comparable store sales for the three months ended January 26, 2013 decreased by $2,713,000 or 15.7%, as compared to the three months ended January 28, 2012. Total store sales for the six months ended January 26, 2013 decreased by $7,609,000 or 19.9%, as compared to the six months ended January 28, 2012. Comparable store sales for the six months ended January 26, 2013 decreased by $5,700,000 or 16.3%, as compared to the six months ended January 28, 2012. These decreases were primarily due to:

•	lower consumer traffic at our stores, which is primarily attributable to lower promotional activity during the six months ended January 26, 2013 as compared to the same period in the prior year;

•	a reduction in the number of stores from 122 at January 28, 2012 to 118 at January 26, 2013;

•	lower sales of core intimate apparel products (bras, lingerie and corsets), which is primarily attributable to a reduction in inventory levels in these categories. The sales for these categories were also negatively impacted by the late delivery of products from our vendors due to slower payments; and

•	the poor performance of our expansion into non-core product categories (dresses, sportswear and shoes) relating to our merchandising strategy to provide a fuller array of products across a broader assortment of merchandise and price points. This poor performance was primarily due to financial constraints, which limited our ability to successfully market the new product categories.

Direct sales for the three months ended January 26, 2013 decreased by $3,926,000 or 32.5%, as compared to the three months ended January 28, 2012. Direct sales for the six months ended January 26, 2013 decreased by $5,462,000 or 27.2%, as compared to the six months ended January 28, 2012. These decreases are primarily attributable to mailing fewer catalogs during the three and six months ended January 26, 2013 as compared to the same periods in the prior year as part of our efforts to reduce catalog costs and reallocate resources to our digital marketing initiatives, as well as a reduction in the inventory levels of bras, lingerie and corsets, and the late delivery of products from our vendors due to slower payments.

Other revenue consists of shipping revenue, commissions earned on direct sell-through programs, breakage on gift cards and product sales to our licensing partner in the Middle East. Other revenue for the three months ended January 26, 2013 decreased by $677,000 or 49.5%, as compared to the three months ended January 28, 2012. Other revenue for the six months ended January 26, 2013 decreased by $1,051,000 or 41.4%, as compared to the six months ended January 28, 2012. This decrease is primarily attributable to a decrease in shipping revenue due to an increase in promotional shipping offers to stimulate sales in a retail environment with competitors frequently offering free shipping, and lower Direct sales. In addition, we had $356,000 in product sales to our licensing partner in the Middle East during the three months ended January 28, 2012 and did not have similar product sales in the current year.

Gross Profit

Gross margin (gross profit as a percentage of net sales) for the three months ended January 26, 2013 was 24.1% as compared to 31.2% for the three months ended January 28, 2012. This decrease was due to the following:

•	Product costs as a percentage of sales increased by 2.3 percentage points for the three months ended January 26, 2013 as compared to the three months ended January 28, 2012. This increase was due to an increase in product and shipping promotional offers, partially offset by a $224,000 increase in vendor allowances during the three months ended January 26, 2013 as compared to the same period in the prior year.

•	All other costs included in cost of sales, including buying costs, store occupancy, store depreciation, freight and distribution center costs, decreased by $1,052,000 for the three months ended January 26, 2013 as compared to the three months ended January 28, 2012. This decrease was primarily attributable to lower occupancy and depreciation costs as a result of fewer stores, headcount reductions resulting from streamlining the buying and merchandising departments and lower freight costs due to lower sales in the three months ended January 26, 2013 as compared to the same period in the prior year. As a percentage of sales, these costs increased by 4.7 percentage points for the three months ended January 26, 2013 as compared to the same period in the prior year. This percentage increase was due to lower sales during the three months ended January 26, 2013 as compared to the same period in the prior year.

•	Other revenue decreased by $677,000, as described above, which had a negative impact on our gross margin.

Gross margin (gross profit as a percentage of net sales) for the six months ended January 26, 2013 was 25.5% as compared to 32.4% for the six months ended January 28, 2012. This decrease was due to the following:

•	Product costs as a percentage of sales increased by 2.8 percentage points for the six months ended January 26, 2013 as compared to the six months ended January 28, 2012. This increase was due to an increase in product and shipping promotional offers, partially offset by a $436,000 increase in vendor allowances during the six months ended January 26, 2013 as compared to the same period in the prior year.

•	All other costs included in cost of sales, including buying costs, store occupancy, store depreciation, freight and distribution center costs, decreased by $1,992,000 for the six months ended January 26, 2013 as compared to the six months ended January 28, 2012. This decrease was primarily attributable to lower occupancy and depreciation costs as a result of fewer stores, headcount reductions resulting from streamlining the buying and merchandising departments and lower freight costs due to lower sales in the six months ended January 26, 2013 as compared to the same period in the prior year. As a percentage of sales, these costs increased by 3.9 percentage points for the six months ended January 26, 2013 as compared to the same period in the prior year. This percentage increase was due to lower sales during the six months ended January 26, 2013 as compared to the same period in the prior year.

•	Other revenue decreased by $1,051,000, as described above, which had a negative impact on our gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended January 26, 2013 increased by $473,000 to $13,702,000, or 56.4% of sales, from $13,229,000, or 40.7% of sales, for the three months ended January 28, 2012. This increase is primarily attributable to the following:

•	Expenses related to corporate overhead increased by $447,000 to $3,335,000 for the three months ended January 26, 2013 from $2,888,000 for the same period in the prior year. This increase was primarily due to an accrual for legal fees and related expenses in connection with the defense of class action lawsuits and expenses related to the relocation of our Phoenix distribution facility, partially offset by lower salary and salary related expenses.

•	Store selling, general and administrative expenses decreased by $509,000 to $5,307,000 for the three months ended January 26, 2013 from $5,816,000 for the same period in the prior year. This decrease was primarily due to having fewer stores for the three months ended January 26, 2013 as compared to the prior year.

•	Direct selling, general and administrative expenses increased by $577,000 to $4,987,000 for the three months ended January 26, 2013 from $4,410,000 for the same period in the prior year. This increase was primarily due to a $623,000 increase in third party services related to outsourcing our customer contact center, partially offset by a $227,000 decrease in salary and salary related expenses for our in-house customer contact center. We also had a $679,000 increase in marketing expenses related to our strategy to increase our digital marketing initiatives, partially offset by a $430,000 decrease in catalog and related expenses.

Selling, general and administrative expenses for the six months ended January 26, 2013 increased by $905,000 to $23,778,000, or 50.9% of sales, from $24,683,000, or 40.5% of sales, for the six months ended January 28, 2012. This decrease is primarily attributable to the following:

•	Expenses related to corporate overhead increased by $32,000 to $5,766,000 for the six months ended January 26, 2013 from $5,734,000 for the same period in the prior year. This increase was primarily due to an accrual for legal fees and related expenses in connection with the defense of class action lawsuits and expenses related to the relocation of our Phoenix distribution facility, partially offset by lower salary and salary related expenses.

•	Store selling, general and administrative expenses decreased by $890,000 to $10,014,000 for the six months ended January 26, 2013 from $10,904,000 for the same period in the prior year. This decrease was primarily due to having fewer stores for the six months ended January 26, 2013 as compared to the prior year.

•	Direct selling, general and administrative expenses decreased by $110,000 to $7,708,000 for the six months ended January 26, 2013 from $7,818,000 for the same period in the prior year. This decrease was primarily due to a $1,318,000 decrease in catalog and related expenses and lower credit card fees of $165,000 resulting from reduced sales. This decrease was partially offset by a $1,026,000 increase in marketing expenses related to our strategy to increase our digital marketing initiatives, as well as a $641,000 increase in third party services related to outsourcing our customer contact center, partially offset by a $242,000 decrease in salary and salary related expenses for our in-house customer contact center.

•	Brand marketing expenses increased by $177,000 to $289,000 for the six months ended January 26, 2013 as compared to $112,000 for the same period in the prior year. This increase was primarily due to an increase in public promotional events and complimentary customer offerings.

Impairment of Long-lived Assets

We record impairment charges whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows. At January 26, 2013, we identified nine underperforming stores that we concluded were impaired due to sustained historical losses and recorded an impairment charge of $1,295,000 related to those stores.

Loss on Abandonment

We recorded a charge of $259,000 related to a portion of our Hollywood corporate office space that was vacated during the three months ended October 27, 2012 and subleased to a third party. In addition, we recorded a charge for the three and six months ended January 26, 2013 of $189,000 and $451,000, respectively, related to our Phoenix facility that housed our customer contact center, Stores distribution, Direct fulfillment and data center. The customer contact center was outsourced to a third party during the three months ended October 27, 2012, Stores distribution and the data center were outsourced to a third party during the three months ended January 26, 2013, and Direct fulfillment was relocated to a smaller area within the same building.

Interest Expense, Net

For the three months and six months ended January 26, 2013, net interest expense was $520,000 and $1,051,000 as compared to $431,000 and $852,000 for the three and six months ended January 28, 2012. This increase resulted primarily from higher borrowings under the Salus Facility (described below under “Salus Credit and Security Agreement”).

Income Tax Provision

Our income tax provision for the three and six months ended January 26, 2013 and January 28, 2012 primarily represents minimum and net worth taxes due in various states. Due to the uncertainty of realization in future periods, no tax benefit has been recognized on the net losses for these periods. Accordingly, a full valuation allowance has been established on the current loss and all net deferred tax assets existing at the end of the period, excluding the deferred tax liability related to intangible assets, which have an indefinite life.

Liquidity and Capital Resources

Cash Used in Operations

Net cash used in operating activities for the six months ended January 26, 2013 was $1,079,000, resulting primarily from the following:

•	net losses for the six months ended January 26, 2013 of $14,959,000; and

•	an increase in inventory of $1,346,000, which resulted from normal seasonal inventory fluctuations.

These decreases in cash flow were partially offset by the following:

•	an increase in accounts payable and other accrued expenses of $12,504,000, which resulted from higher inventory levels and slower payments to vendors;

•	a non-cash impairment of long-lived assets of $1,295,000, which was due to the impairment of the property and equipment related to nine of our underperforming stores;

•	non-cash expenses of $946,000 for depreciation and amortization; and

•	a charge for the abandonment of leases of $710,000.

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended January 26, 2013 was $27,000.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended January 26, 2013 was $581,000, which resulted primarily from net borrowings under the Salus Facility of $591,000.

Series B Preferred Stock Transaction

On March 15, 2013, we sold $10,000,000 of Series B Convertible Preferred Stock (“Series B Preferred Stock”) to Five Island Asset Management LLC (“Purchaser”), a subsidiary of Harbinger Group Inc. The Series B Preferred Stock is convertible into an aggregate of 40,000,000 shares of common stock at a conversion price of $0.25 per share, subject to adjustment. Dividends on the Series B Preferred Stock are payable in cash at an annual rate of 9%, or, at our discretion, payable in additional shares of Series B Preferred Stock at an annual rate of 12%. We also issued to the Purchaser warrants to purchase up to an aggregate of 10,246,477 shares of common stock at exercise prices ranging from $0.01 to $1.21 per share (“Warrants”). The Warrants are exercisable by the Purchaser only upon a corresponding exercise or conversion of specified outstanding securities, as set forth in the Warrants. The Series B Preferred Stock ranks senior to our Series A Preferred Stock. The holder of the outstanding shares of Series A Preferred Stock waived its anti-dilution adjustment otherwise applicable as a result of this transaction. The Purchaser is entitled to appoint 35%, or not less than two individuals to serve on our board of directors. Upon full conversion and exercise of all preferred stock, the Purchaser would own a majority of our common stock and be entitled to appoint a majority of our board of directors. For a detailed description of the terms of the Series B Preferred Stock and Warrants, see Note 7 included in the notes to the consolidated unaudited financial statements appearing elsewhere in this report.

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

The unpaid principal of the FILO Advance bears interest, payable monthly, in arrears, at the 30-day LIBOR rate plus 11.5%, but not less than 12.0% regardless of fluctuations in the LIBOR rate (12.0% at January 26, 2013). Up to 2.5% of the interest payable on the FILO Advance will be capitalized, compounded and added to the unpaid amount of the obligations each month, will accrue interest at the rate applicable to the FILO Advance and will be due and payable in cash upon the expiration or other termination of the Salus Facility. At January 26, 2013, $9,155,000 was outstanding under the FILO Advance.

The unpaid principal of advances other than the FILO Advance bears interest, payable monthly, in arrears, at the Prime rate plus 4.0%, but not less than 7.0%, regardless of fluctuations in the Prime rate (7.25% at January 26, 2013). At January 26, 2013, $7,947,000 of advances other than the FILO Advance were outstanding.

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

The Credit Agreement and other loan documents contain customary representations and warranties, affirmative and negative covenants and events of default, including covenants that restrict the Borrowers’ ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, incur certain lease obligations, pay cash dividends, redeem or repurchase outstanding equity and issue capital stock. In lieu of financial covenants, fixed charge coverage and overall debt ratios, the Salus Facility has a $1.5 million minimum availability reserve requirement. At January 26, 2013, we were in compliance with the Salus Facility’s affirmative and restrictive covenants and minimum availability reserve requirement.

Future Financing Requirements

As of January 26, 2013, our working capital deficiency increased by $12,979,000 to $19,305,000 from $6,326,000 at July 28, 2012. As we have been unable to achieve our fiscal 2013 business plan through January 26, 2013, our business continues to be effected by limited working capital. Management plans to carefully manage working capital and believes that our completion of the Series B Preferred Stock transaction, along with projected operating cash flows, will allow us to maintain sufficient working capital through fiscal year 2013. We expect our capital expenditures for fiscal year 2013 to be less than $500,000, primarily for improvements to our information technology systems, expenditures to support our digital marketing initiatives, store refurbishment costs, and other general corporate expenditures.

Off Balance Sheet Arrangements

We are not a party to any material off-balance sheet financing arrangements.

Effect of New Accounting Standards

See Note 2, “Summary of Significant Accounting Policies,” included in the notes to the consolidated unaudited financial statements appearing elsewhere in this report for a discussion of recent accounting developments and their impact on our consolidated unaudited financial statements. There has been no recently issued accounting updates that had a material impact on our consolidated unaudited financial statements for the three and six months ended January 26, 2013 or are expected to have an impact in the future.

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

Borrowings under the Salus Facility (excluding the FILO advance) for the six months ended January 26, 2013 peaked at $10,034,000 and the average borrowing during the period was approximately $8,183,000. As of January 26, 2013, the total amount outstanding under the Salus Facility (excluding the FILO advance) was $7,947,000. An increase or decrease in the interest rate by 100 basis points from the total loan balance of the Salus Facility (excluding the FILO advance) at January 26, 2013 would have increased or decreased annual interest expenses by approximately $79,000.  Borrowings under the FILO Advance for the six months ended January 26, 2013 peaked at $9,155,000 and the average borrowing during the period was approximately $9,106,000. As of January 26, 2013, the total amount outstanding under the FILO Advance was $9,155,000.  An increase or decrease in the interest rate by 100 basis points from the total loan balance of the FILO Advance at January 26, 2013 would have increased or decreased annual interest expenses by approximately $92,000.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 26, 2013. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

During the three months ended January 26, 2013, there were no changes made in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II          OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On February 2, 2012, a former California store employee filed a purported class action lawsuit in the California Superior Court, County of San Francisco, naming Frederick’s of Hollywood, Inc., one of our subsidiaries, as a defendant (Michelle Weber, on behalf of herself and all others similarly situated v. Frederick’s of Hollywood, Inc., Case No. CGC-12-517909). The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California’s Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit (the class being defined as all California retail store hourly employees), unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. We contest these allegations and deny any liability with respect to the lawsuit. We answered the Plaintiff’s first amended complaint on April 2, 2012. The parties agreed to stay discovery proceedings and are continuing to engage in mediation. Therefore, we are unable to predict the likely outcome and whether such outcome may have a material adverse effect on our results of operations or financial condition.

On December 18, 2012, a former California store employee filed a purported class action lawsuit in the California Superior Court, County of Los Angeles, against the Company, Frederick’s of Hollywood, Inc. and Frederick’s of Hollywood Stores, Inc. (Kassandra Harvey-Smith, on behalf of herself and all others similarly situated v. Frederick’s of Hollywood Group Inc. et al, Case No. BC497673). The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation, various additional wage violations and violations of California’s Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit (the class being defined as all California retail store hourly employees), unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. The Company contests these allegations and intends to vigorously defend the lawsuit. This lawsuit is in its early stages and the Company is unable to estimate its potential liability in the event of an unfavorable outcome with respect to these allegations.

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

ITEM 6 – EXHIBITS

Exhibit No.	Description

31.1	Certification by Chief Executive Officer and Principal Executive Officer

31.2	Certification by Chief Financial Officer and Principal Accounting Officer

32	Section 1350 Certification

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the three months ended January 26, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (Unaudited), (iii) Consolidated Statements of Cash Flows (Unaudited) and (v) Notes to Consolidated Unaudited Financial Statements, as blocks of text and in detail.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FREDERICK’S OF HOLLYWOOD GROUP INC.

Date: March 15, 2013	By:	/s/ Thomas J. Lynch
THOMAS J. LYNCH
Chief Executive Officer and
Principal Executive Officer

Date: March 15, 2013	By:	/s/ Thomas Rende
THOMAS RENDE
Chief Financial Officer and
Principal Accounting Officer

