Form 10-Q
period 2013-04-27
FREDERICK'S OF HOLLYWOOD GROUP INC /NY/
filed 2013-06-11
CIK 93631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 27, 2013

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

Yes ☐                      No ☒

The number of common shares outstanding on June 11, 2013 was 39,142,699.

FREDERICK’S OF HOLLYWOOD GROUP INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at April 27, 2013 (Unaudited) and July 28, 2012 (Audited)	3

	Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended April 27, 2013 and April 28, 2012	4

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended April 27, 2013 and April 28, 2012	5

	Notes to Consolidated Unaudited Financial Statements	6 – 15

Item 2.	Management’s Discussion and Analysis of Financial	16 – 25
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26-27

PART II.	Other Information

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 6.	Exhibits	28

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FREDERICK’S OF HOLLYWOOD GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	April 27, 2013	July 28, 2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$205	$741
Accounts receivable	896	997
Merchandise inventories	11,019	12,915
Prepaid expenses and other current assets	582	952
Deferred income tax assets	48	48
Total current assets	12,750	15,653
PROPERTY AND EQUIPMENT, Net	4,197	6,806
INTANGIBLE ASSETS	18,259	18,259
OTHER ASSETS	879	756
TOTAL ASSETS	$36,085	$41,474

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Revolving credit facility	$5,183	$7,356
Accounts payable and other accrued expenses	18,485	14,623
Total current liabilities	23,668	21,979

DEFERRED RENT AND TENANT ALLOWANCES	3,284	3,887
TERM LOAN	9,212	9,039
DEFERRED INCOME TAX LIABILITIES	7,352	7,352
WARRANT LIABILITY	2,831	-
OTHER	10	-
TOTAL LIABILITIES	46,357	42,257

COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS’ DEFICIENCY:
Preferred stock, $.01 par value – authorized, 10,000,000 shares at April 27, 2013 and July 28, 2012
Series B Convertible Preferred stock, 101,467 and 0 shares issued and outstanding at April 27, 2013 and July 28, 2012, with a stated value of $100	5,998	-
Series A Convertible Preferred stock, 54,388 and 50,838 shares issued and outstanding at April 27, 2013 and July 28, 2012, with a stated value of $100	5,439	5,084
Common stock, $.01 par value – authorized, 200,000,000 shares at April 27, 2013 and July 28, 2012; issued and outstanding, 39,064,366 shares at April 27, 2013 and 38,964,891 shares at July 28, 2012	391	390
Additional paid-in capital	88,276	88,283
Accumulated deficit	(110,376)	(94,540)
TOTAL SHAREHOLDERS’ DEFICIENCY	(10,272)	(783)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$36,085	$41,474

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	April 27,	April 28,	April 27,	April 28,
	2013	2012	2013	2012

Net sales	$23,293	$30,181	$70,036	$91,064
Cost of goods sold, buying and occupancy	14,007	14,837	48,825	56,021
Gross profit	9,286	15,344	21,211	35,043
Selling, general and administrative expenses	10,082	11,568	33,860	36,251
Loss on abandonment	45	-	755	-
Impairment of long-lived assets	-	-	1,295	-
Operating (loss)/income	(841)	3,776	(14,699)	(1,208)
Interest expense, net	(461)	(447)	(1,512)	(1,299)
Fair value gain on warrant	952	-	952	-
(Loss)/income before income tax provision	(350)	3,329	(15,259)	(2,507)
Income tax provision	25	16	75	50
Net (loss)/income	(375)	3,313	(15,334)	(2,557)
Less Preferred stock dividends	268	-	502	-
Net (loss)/income applicable to common shareholders	$(643)	$3,313	$(15,836)	$(2,557)

Basic and diluted net (loss)/income per share applicable to common shareholders	$(0.02)	$0.09	$(0.41)	$(0.07)
Weighted average shares outstanding – basic and diluted	39,060	38,928	39,011	38,804

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Nine Months Ended
	April 27, 2013	April 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,334)	$(2,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,319	1,938
Issuance of common stock for directors’ fees	33	39
Stock-based compensation expense	220	402
Fair value gain on warrant	(952)	-
Impairment of long-lived assets	1,295	-
Loss on disposal of property, plant and equipment	10	-
Loss on abandonment	755	-
Amortization of deferred financing costs	178	176
Non-cash interest on term loan	173	531
Amortization of deferred rent and tenant allowances	(412)	(722)
Changes in operating assets and liabilities:
Accounts receivable	241	251
Merchandise inventories	1,896	(372)
Prepaid expenses and other current assets	370	1,000
Income tax receivable	-	20
Other assets	(2)	2
Accounts payable and other accrued expenses	2,964	(1,904)
Net cash used in operating activities	(7,246)	(1,196)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(214)	(223)
Tenant improvements	22	-
Payment of security deposit	(289)	-
Net cash used in investing activities	(481)	(223)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facility	(2,173)	1,398
Repayment of capital lease obligation	(10)	(44)
Proceeds from the issuance of preferred stock	10,000	-
Issuance costs on preferred stock	(626)	-
Payment of deferred financing costs	-	(131)
Net cash provided by financing activities	7,191	1,223
NET DECREASE IN CASH	(536)	(196)
CASH:
Beginning of period	741	448
End of period	$205	$252
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$1,180	$594
Taxes	$5	$14

See notes to consolidated unaudited financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Fiscal Year – The Company’s fiscal year is the 52- or 53-week period ending on the last Saturday in July. References to the three months ended April 27, 2013 and April 28, 2012 refer to the 13-week periods then ended. References to fiscal years 2013 and 2012 refer to the 52-week period ending July 27, 2013 and the 52-week period ended July 28, 2012, respectively. References to the nine months ended April 27, 2013 and April 28, 2012 refer to the 39-week periods then ended.

Interim Financial Information – In the opinion of management, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s balance sheet as of April 27, 2013 and July 28, 2012, the results of operations for the three and nine months ended April 27, 2013 and April 28, 2012 and the statement of cash flows for the nine months ended April 27, 2013 and April 28, 2012.

The information set forth in these consolidated financial statements is unaudited except for the July 28, 2012 consolidated balance sheet data. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for the three and nine months ended April 27, 2013 are not necessarily indicative of the results to be expected for the full year. This Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended July 28, 2012 included in the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 26, 2012 and amended on November 13, 2012.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition – The Company records revenue for Stores at the point at which the customer receives and pays for the merchandise at the register.  For Direct sales, goods are shipped to the customer when payment is made and the Company records the revenue at the time the customer receives the merchandise. The Company estimates and defers revenue and the related product costs for shipments that are in transit to the customer. Customers typically receive goods within a few days of shipment.  Outbound shipping charges billed to customers are included in net sales.  The Company records an allowance for estimated returns from its customers in the period of sale based on prior experience.  At April 27, 2013 and July 28, 2012, the allowance for estimated returns was $565,000 and $665,000, respectively.  If actual returns are greater than expected, additional sales returns may be recorded in the future.  Sales are recorded net of sales taxes collected from customers at the time of the transaction.

The Company records other revenue for shipping revenue, commissions earned on direct sell-through programs on a net basis as the Company acts as an agent on behalf of the related vendor, and product sales to its license partner in the Middle East.  Product sales to the Company’s license partner are recognized upon delivery to the partner’s freight forwarder.  For the three months ended April 27, 2013 and April 28, 2012, total other revenue recorded in net sales in the accompanying consolidated unaudited statements of operations was $804,000 and $1,628,000, respectively.  For the nine months ended April 27, 2013 and April 28, 2012, total other revenue recorded in net sales in the accompanying consolidated unaudited statements of operations was $2,293,000 and $4,168,000, respectively.

Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreements.  For the three months ended April 27, 2013 and April 28, 2012, licensing revenue recorded in net sales in the accompanying consolidated unaudited statements of operations was $28,000 and $28,000, respectively. For the nine months ended April 27, 2013 and April 28, 2012, licensing revenue recorded in net sales in the accompanying consolidated unaudited statements of operations was $35,000 and $53,000, respectively.

The Company recognizes sales from gift cards, gift certificates, and store credits (“Gift Cards and Credits”) as they are redeemed for merchandise. Prior to redemption, the Company maintains a deferred revenue liability for Gift Cards and Credits until the Company is released from such liability. The Company’s Gift Cards and Credits do not have expiration dates; however, over time, a percentage of them are not redeemed or recovered (“breakage”).  The Company began recording breakage in the fourth quarter of the year ended July 30, 2011 following an initial evaluation using historical redemption trend data to determine whether the likelihood of the redemption of certain unredeemed Gift Cards and Credits is remote.  Breakage of $14,000 and $68,000 was recorded for the three and nine months ended April 27, 2013 and breakage of $23,000 and $69,000 was recorded for the three and nine months ended April 28, 2012. The Company continues to evaluate its historical redemption trends.  If these trends differ from the assumptions underlying the Company’s breakage adjustments, or the Company’s future experience indicates that the likelihood of redemption becomes remote at a different point in time after issuance, the Company may recognize further adjustments to its accruals for such deferred revenue, which could have an effect on the Company’s net sales and results of operations.

Costs of Goods Sold, Buying, and Occupancy – The Company’s costs of goods sold, buying, and occupancy includes the cost of merchandise, freight from vendors, shipping and handling, payroll and benefits for the design, buying, and merchandising personnel, warehouse and distribution, and store occupancy costs. Store occupancy costs include rent, deferred rent, common area maintenance, utilities, real estate taxes, and depreciation. Markdown allowances received from vendors are reflected as reductions to cost of sales in the period they are received if these allowances are received after goods have been sold or marked down.  When a markdown allowance is received prior to the sale or mark down of the merchandise, the allowance will be recognized as a reduction in the cost basis of the inventory.  For the three months ended April 27, 2013 and April 28, 2012, markdown allowances received from vendors and recorded as a reduction of cost of sales were $2,160,000 and $4,264,000. For the nine months ended April 27, 2013 and April 28, 2012, markdown allowances received from vendors and recorded as a reduction of cost of sales were $2,696,000 and $4,364,000. As of April 27, 2013, markdown allowances received from vendors and recorded as a reduction of the cost basis of the inventory were $1,474,000. There were no markdown allowances received from vendors that were recorded as a reduction of the cost basis of the inventory as of April 28, 2012.

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

These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations and gross margins.  Markdowns are recorded when the sales value of the inventory has diminished.  Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends.  The Company reserves for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, and the age of the inventory.  If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.  Markdown allowances received from vendors are reflected as reductions to cost of sales in the period they are received if these allowances are received after goods have been sold or marked down.  When a markdown allowance is received prior to the sale or markdown, the allowance will be recognized as a reduction in the cost basis of the inventory.  As of April 27, 2013, markdown allowances received from vendors and recorded as a reduction of the cost basis of the inventory were $1,474,000. There were no markdown allowances received from vendors that were recorded as a reduction of the cost basis of the inventory as of April 28, 2012. Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Inventory reserves were $767,000 at April 27, 2013 and $628,000 at July 28, 2012.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit.  The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally less than three months.  The realizability of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future gross profit of the related revenue.  Direct-response advertising costs included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at April 27, 2013 and July 28, 2012 were $218,000 and $564,000, respectively.  Management believes that they have appropriately determined the expected period of future benefit as of the date of the Company’s consolidated financial statements.  However, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.  Direct-response advertising expense for the three months ended April 27, 2013 and April 28, 2012 was $786,000 and $1,975,000, respectively.  Direct-response advertising expense for the nine months ended April 27, 2013 and April 28, 2012 was $3,767,000 and $6,144,000, respectively.

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

Impairment of Long-Lived Assets – The Company reviews long-lived assets, including property and equipment and its amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows.  If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance.  Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required. For the nine months ended April 27, 2013, the Company recorded impairment charges for property and equipment of $1,295,000. There were no impairment charges recorded for the three months ended April 27, 2013 and for the three and nine months ended April 28, 2012.

Abandonment of Leases – The Company recorded a charge for the nine months ended April 27, 2013 of $259,000 related to a portion of its Hollywood corporate office space that was vacated during the nine months ended April 27, 2013 and subleased to a third party.  In addition, the Company recorded a charge for the three and nine months ended April 27, 2013 of $45,000 and $496,000, respectively, related to its Phoenix facility that housed its customer contact center, Stores distribution, Direct fulfillment and data center.  During the nine months ended April 27, 2013, the customer contact center, Stores distribution and the data center were outsourced to third parties, and Direct fulfillment was relocated to a smaller area within the same building.

Intangible Assets – The Company has certain indefinite lived intangible assets, principally the Frederick’s of Hollywood trade name and domain names.  The Company’s intangible assets are comprised of $18,090,000 attributable to its trademarks and $169,000 attributable to its domain names as of April 27, 2013 and July 28, 2012. Applicable accounting guidance requires the Company not to amortize indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred.  No impairment was present and no write-down was required when the trademarks were reviewed for impairment in connection with the annual impairment test.  The fair value of the trademarks was determined using the relief-from-royalty method. The relief-from-royalty method estimates the royalty expense that could be avoided in the operating business as a result of owning the respective asset or technology.  The royalty savings are measured, tax-effected and, thereafter, converted to present value with a discount rate that considers the risk associated with owning the intangible asset.  No impairment was recorded for the three and nine months ended April 27, 2013 and April 28, 2012 related to these intangible assets.

Fair Value of Financial Instruments – The Company’s management believes the carrying amounts of cash, accounts receivable, the Salus Facility (defined below), accounts payable and accrued expenses approximate fair value due to their short maturities. The carrying amount of the revolving line of credit portion of the Salus Facility approximates fair value, as these borrowings have variable rates that reflect currently available terms and conditions for similar debt. The Company believes the long-term loan portion of the Salus Facility approximates fair value because the transaction contemplated by the financing agreement relating to this debt was consummated on May 31, 2012.

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

The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value of the Company’s warrant liability (as defined below in Note 6) was estimated using the binomial lattice model.

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

The following assumptions were used for options granted during the nine months ended April 28, 2012:

Risk-free interest rate	1.34% - 1.41%
Expected life (years)	7
Expected volatility	74.43% - 76.13%
Dividend yield	0.0%

During the nine months ended April 28, 2012, the Company issued an aggregate of 230,000 shares of restricted stock and granted options to purchase an aggregate of 500,000 shares of common stock under the Company’s 2010 Long-Term Equity Incentive Plan. 50,000 of the restricted shares vested on the grant date, 40,000 shares vested in the first quarter of fiscal year 2013, 50,000 shares vested in the second quarter of fiscal year 2013, 40,000 shares will vest in the first quarter of fiscal year 2014, and 50,000 shares will vest in the second quarter of fiscal year 2014. Options to purchase 150,000 shares of common stock are exercisable at $0.62 per share, 75,000 of which vested in the first quarter of fiscal year 2013 and 75,000 of which will vest in the first quarter of fiscal year 2014. Options to purchase 350,000 shares are exercisable at $0.40 per share, with 1/3 vesting on the grant date and the second quarter of each of fiscal years 2013 and 2014.

There were no options granted during the nine months ended April 27, 2013.

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

Supplemental Disclosure of Cash Flow Information – The Company had outstanding accounts payable and accrued expenses of $5,000 and $29,000 at April 27, 2013 and July 28, 2012, respectively, related to purchases of property and equipment.  The Company had outstanding accounts payable and accrued expenses of $233,000 at April 27, 2013 related to deferred financing fees, which are classified as other assets on the consolidated balance sheets.

During the three and nine months ended April 27, 2013, the Company accrued dividends of $121,000 and $355,000 on its Series A Convertible Preferred Stock (“Series A Preferred Stock”) and $147,000 for three and nine months ended April 27, 2013 on its Series B Convertible Preferred Stock (“Series B Preferred Stock”).

Recently Issued Accounting Updates – In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”). ASU No. 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments in ASU No. 2013-02 were effective prospectively for interim and annual reporting periods beginning after December 15, 2012. The Company adopted ASU No. 2013-02 in the second quarter of fiscal year 2013. The adoption of ASU No. 2013-02 did not have an impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment (“ASU No. 2012-02”).  ASU No. 2012-02 gives companies testing indefinite-lived intangible assets for impairment the option of performing a qualitative assessment before calculating the fair value of the indefinite-lived intangible asset in a quantitative impairment test.  If companies determine, based on qualitative factors, that the fair value of the intangible asset is more likely than not less than the carrying amount, the quantitative impairment test would be required.  Otherwise, further testing would not be needed.  ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption was permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012 if the financial statements for the most recent or interim period had not yet been issued.  The Company adopted ASU No. 2012-02 in the fourth quarter of fiscal year 2012.  The application of ASU 2012-02 did not have an impact on the Company’s consolidated financial statements.

3.	ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses at April 27, 2013 and July 28, 2012 consist of the following (in thousands):

	April 27, 2013	July 28, 2012
Accounts payable	$10,167	$6,875
Accrued payroll and benefits	528	1,182
Accrued vacation	1,070	914
Deferred revenue from gift cards, gift certificates, and store credits	1,406	1,428
Return reserves	565	665
Deferred revenue	290	328
Sales and other taxes payable	625	541
Miscellaneous accrued expense and other	3,834	2,690
Total	$18,485	$14,623

4.	FINANCING AGREEMENT

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

The unpaid principal of the FILO Advance bears interest, payable monthly, in arrears, at the 30-day LIBOR rate plus 11.5%, but not less than 12.0% regardless of fluctuations in the LIBOR rate (12.0% at April 27, 2013). Up to 2.5% of the interest payable on the FILO Advance will be capitalized, compounded and added to the unpaid amount of the obligations each month, will accrue interest at the rate applicable to the FILO Advance and will be due and payable in cash upon the expiration or other termination of the Salus Facility. At April 27, 2013, $9,212,000 was outstanding under the FILO Advance.

The unpaid principal of advances other than the FILO Advance bears interest, payable monthly, in arrears, at the Prime rate plus 4.0%, but not less than 7.0%, regardless of fluctuations in the Prime rate (7.25% at April 27, 2013). At April 27, 2013, $5,183,000 of advances other than the FILO Advance was outstanding.

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

The Credit Agreement and other loan documents contain customary representations and warranties, affirmative and negative covenants and events of default, including covenants that restrict the Borrowers’ ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, incur certain lease obligations, pay cash dividends, redeem or repurchase outstanding equity and issue capital stock. In lieu of financial covenants, fixed charge coverage and overall debt ratios, the Salus Facility has a $1.5 million minimum availability reserve requirement.  At April 27, 2013, the Company was in compliance with the Salus Facility’s affirmative and restrictive covenants and minimum availability reserve requirement.

5.	SERIES B PREFERRED STOCK TRANSACTION

On March 15, 2013, the Company sold 100,000 shares of Series B Preferred Stock with a stated value of $100 per share to Five Island Asset Management LLC, (the “Purchaser”), a subsidiary of Harbinger Group Inc., receiving gross proceeds of $10,000,000. The Company also issued to the Purchaser six separate warrants to purchase up to an aggregate of 10,246,477 shares of common stock. Five of the warrants may be exercised to purchase up to an aggregate of 4,778,350 shares of common stock at exercise prices ranging from $0.67 to $1.21 per share (“Corresponding Warrants”) and one of the warrants may be exercised to purchase up to 5,468,127 shares of common stock at an exercise price of $0.01 per share (“Series A Preferred Stock Coverage Warrant”). These warrants are exercisable by the Purchaser only upon a corresponding exercise or conversion of specified outstanding securities, as set forth in the warrants. The Corresponding Warrants were valued at $366,000 using the Black-Scholes model and, which was recorded as an increase to additional paid in capital. The Series A Preferred Stock Coverage Warrant was valued using a binomial lattice model and recorded as a warrant liability (see Note 6).

The terms of the Series B Preferred Stock, as set forth in a certificate of amendment (the “Certificate of Amendment”) to the Company’s certificate of incorporation, are as follows:

•	Dividends. Cumulative dividends on the Series B Preferred Stock will be payable quarterly in arrears either (i) at the rate of 9% per annum in cash or, at the Company’s discretion, (ii) at the rate of 12% per annum in additional shares of Series B Preferred Stock. The dividends on the Series B Preferred Stock will be paid prior to dividends on the Company’s common stock and preferred stock ranking junior to the Series B Preferred Stock (“Junior Preferred Stock”).

•	Rank. The Series B Preferred Stock ranks, with respect to rights upon a Liquidation Event (as defined below), (a) junior to any other class or series of capital stock of the Company subsequently created that by its terms ranks senior to the Series B Preferred Stock; (b) senior to the common stock and the Series A Preferred Stock; (c) senior to any class or series of capital stock of the Company subsequently created that does not specifically rank senior to or on parity with the Series B Preferred Stock; and (d) on parity with any class or series of capital stock of the Company subsequently created that by its terms ranks on parity with the Series B Preferred Stock.

•	Voting Rights. Except as otherwise required by law or by the terms of the Certificate of Amendment, the Series B Preferred Stock does not have voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, the Company may not, without the vote or written consent of the holders of at least a majority of the outstanding shares of Series B Preferred Stock: (a) amend, alter or repeal any provision of the Company’s certificate of incorporation or by-laws; (b) alter or change the powers, preferences or other special rights, privileges or restrictions of the Series B Preferred Stock; (c) authorize or designate any new security ranking on a parity with or senior to the Series B Preferred Stock; (d) issue any common stock or equity or debt security convertible into common stock (other than shares of Series A Preferred Stock issued as dividends on the outstanding shares of Series A Preferred Stock), whether senior, on parity or junior to the Series B Preferred Stock; (e) issue any equity or debt in a Series B Qualifying Investment (as defined in the Certificate of Amendment) where the securities issued in such investment are by their terms mandatorily redeemable by the Company; (f) incur, assume or guarantee any indebtedness for borrowed money in excess of $1,000,000 or permit any liens other than in connection with such indebtedness; (g) enter into any transaction with affiliates other than salary and benefits in the ordinary course of business or conversion of the Series A Preferred Stock into common stock; (h) purchase, redeem or otherwise acquire any equity interests of the Company, other than a mandatory redemption of the Series A Preferred Stock pursuant to its terms; (i) declare or pay any dividend or distribution to any equity holders of the Company other than preferred dividends on the Series B Preferred Stock, the Series A Preferred Stock and any dividends payable in additional shares of common stock; (j) except as provided in the Certificate of Amendment, increase or decrease the size of the Company’s Board of Directors; or (k) liquidate, dissolve or wind up, or commence any bankruptcy or similar proceeding, with respect to the Company.

•	Director Election Rights. As long as the holders of the Series B Preferred Stock (together with former holders (or affiliates thereof) who have exercised their conversion rights) represent (A) at least 25% of the outstanding shares of the Company’s common stock (assuming (x) conversion of the Series A Preferred Stock and the Series B Preferred Stock and (y) exercise of any warrants held by the holders of the Series A Preferred Stock and Series B Preferred Stock), the holders of a majority of the outstanding shares of Series B Preferred Stock will be entitled to elect 35% of the Board (rounded up to the nearest whole number of directors and in all cases at least two directors) or (B) at least 15%, but less than 25%, of the outstanding shares of the Company’s common stock (assuming (x) conversion of the Series A Preferred Stock and the Series B Preferred Stock and (y) exercise of any warrants held by the holders of the Series A Preferred Stock and Series B Preferred Stock), the holders of a majority of the outstanding shares of Series B Preferred Stock will be entitled to elect one director of the Board (in either case, such directors or director shall be referred to as the “Series B Directors” or “Series B Director”).

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

•	Liquidation Rights. Upon the occurrence of an Acquisition or Asset Transfer (each as defined in the Certificate of Amendment) or upon any bankruptcy, liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (any such Acquisition, Asset Transfer, bankruptcy, liquidation, dissolution or winding up, a “Liquidation Event”), the holders of Series B Preferred Stock will be entitled to receive, in preference to the holders of any Junior Preferred Stock, an amount equal to: (i) the stated value of the Series B Preferred Stock then in effect plus all accrued but unpaid dividends thereon, multiplied by (ii) (A) 1.09, if the Liquidation Event occurs no later than March 15, 2014, (B) 1.05, if the Liquidation Event occurs after March 15, 2014 but no later than March 15, 2015, or (C) 1.00, if the Liquidation Event occurs after March 15, 2015.

•	Mandatory Repurchase Obligation. A holder of the Series B Preferred Stock will have the right to require the Company to purchase its shares of Series B Preferred Stock for a price equal to the amount the holder would be entitled to receive upon a Liquidation Event in the event of a cash investment in the Company (other than by holders of the Series B Preferred Stock) resulting in (i) 30% or more of the equity of the Company being held by one or more parties that did not own it immediately prior to the investment and (ii) the securities issued under such investment are not by their terms mandatorily redeemable by the Company.

•	Conversion. The Series B Preferred Stock may be converted at any time, at the option of the holder, into shares of common stock at an initial conversion price of $0.25 per share (“Conversion Price”). The Conversion Price is subject to standard anti-dilution adjustments to protect the holder from dilution resulting from dividends, distributions, stock combinations, splits, recapitalizations or similar capital adjustments. The Conversion Price is also subject to “down-round” adjustment if the Company sells common stock or common stock equivalents at a price below the Conversion Price; provided, however, that the foregoing conversion price adjustments can never result in a conversion price of less than $0.07 per share, as adjusted from time to time for any stock combinations, splits, recapitalizations or similar capital adjustments.

•	Optional Redemption by the Company. The Series B Preferred Stock is redeemable, at the option of the Company, at any time after March 15, 2018. Upon redemption, a holder of Series B Preferred Stock will be paid, for each share of Series B Preferred Stock, a price equal to the stated value of the Series B Preferred Stock then in effect plus all accrued or cumulated but unpaid dividends thereon.

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

6.	WARRANT LIABILITY

In connection with the Series B Preferred Stock transaction described above in Note 5, on March 15, 2013 (“Issuance Date”), the Company issued to the Purchaser six separate Warrants to purchase up to an aggregate of 10,246,477 shares of common stock. One of these warrants, referred to as the “Series A Preferred Stock Coverage Warrant”, may be exercised to purchase up to 5,468,127 shares of common stock at an exercise price of $0.01 per share. The Series A Preferred Stock Coverage Warrant may only be exercised, in whole or in part, upon conversion of the Series A Preferred Stock. The Series A Preferred Stock Coverage Warrant contains a “down round” anti-dilution adjustment, which provides for the number of shares underlying the warrant to be increased if the Company issues or sells any additional shares of common stock at a price per share less than the then applicable conversion price of the Series A Preferred Stock (or dividend). Because this down-round provision is a guarantee of value, the Series A Preferred Stock Coverage Warrant is required to be classified as a derivative for accounting purposes, and reported as a liability and marked to market at each balance sheet date.

The original amount of the liability related to the Series A Preferred Stock Coverage Warrant was $3,782,697 and was recorded as a warrant liability on the Issuance Date. Because the Series A Preferred Stock Coverage Warrant was recorded as a warrant liability, the portion of proceeds from the sale of the Series B Preferred Stock that was recorded as equity was reduced accordingly.

The Company estimates the value of the warrant liability upon the issuance of the Series A Preferred Stock Coverage Warrant and at each balance sheet date using the binomial lattice model to allocate total enterprise value to the warrant. The following table is a roll-forward of the warrant liability:

Level 3 Change in Fair Value
Level 3 Fair value of warrant liability at March 15, 2013	$3,782,697
Gain as a result of change in fair value	(951,972)
Level 3 Fair value as of April 27, 2013	$2,830,725

The gain on the warrant liability for the three months ended April 27, 2013 was $951,972 and is included in in the accompanying consolidated statement of operations.

The warrant liability is measured at fair value using certain estimated inputs, which are classified within Level 3 of the valuation hierarchy. The following assumptions were used in the fair value measurement as of March 15, 2013 and April 27, 2013:

	March 15, 2013	April 27, 2013
Fair value of underlying stock – per share	$0.20	$0.15
Risk-free interest rate	2.04%	2.04%
Expected life (years)	15	15
Expected volatility	70%	70%
Dividend yield	0.0%	0.0%

7.	COMMITMENTS AND CONTINGENCIES

On February 2, 2012, a former California store employee filed a purported class action lawsuit in the California Superior Court, County of San Francisco, naming Frederick’s of Hollywood, Inc., one of the Company’s subsidiaries, as a defendant (Michelle Weber, on behalf of herself and all others similarly situated v. Frederick’s of Hollywood, Inc., Case No. CGC-12-517909). The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California’s Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit (the class being defined as all California retail store hourly employees), unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. The Company contests these allegations and denies any liability with respect to the lawsuit. On April 2, 2012, the Company answered the Plaintiff’s first amended complaint. The parties agreed to stay discovery proceedings, engaged in mediation, and on May 23, 2013, the parties entered into a Joint Stipulation of Settlement and Release, which was filed with the Court on May 31, 2013. Without admitting or denying liability, the Company has agreed to pay a gross settlement amount of $365,000 in connection with the settlement. The hearing for the Court’s preliminary approval of the settlement is scheduled for June 26, 2013, at which time a final approval hearing date will be set. After preliminary approval, class members will receive notice of the settlement and will have an opportunity to elect not to participate or file objections to the settlement. The Company expects that funding of payment of the settlement will occur in the second quarter of fiscal year 2014.

On December 18, 2012, a former California store employee filed a purported class action lawsuit in the California Superior Court, County of Los Angeles, against the Company, Frederick’s of Hollywood, Inc. and Frederick’s of Hollywood Stores, Inc. (Kassandra Harvey-Smith, on behalf of herself and all others similarly situated v. Frederick’s of Hollywood Group Inc. et al, Case No. BC497673). The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation, various additional wage violations and violations of California’s Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit (the class being defined as all California retail store hourly employees), unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. The Company contests these allegations and intends to vigorously defend the lawsuit. This lawsuit is in its early stages and the Court has ordered a 90-day stay while the parties discuss the possibility of settlement. Accordingly, the Company is unable to estimate its potential liability in the event of an unfavorable outcome with respect to these allegations.

The Company also is involved from time to time in litigation incidental to its business. The Company believes that the outcome of such litigation will not have a material adverse effect on its results of operations or financial condition.

8.	NET (LOSS)/INCOME PER SHARE

The Company’s calculations of basic and diluted net loss per share applicable to common shareholders are as follows (in thousands, except per share amounts):

	Three Months Ended			Nine Months Ended
	April 27,		April 28,	April 27,		April 28,
	2013		2012	2013		2012
Net (loss)/income applicable to common shareholders	$(643	)(a)	$3,313	$(15,836	)(a)	$(2,557)
Basic and diluted weighted average number of shares outstanding	39,060		38,928	39,011		38,804
Basic and diluted net (loss)/income per share applicable to common shareholders	$(0.02)		$0.09	$(0.41)		$(0.07)

(a)	Includes preferred stock dividends of $268 and $502 for the three and nine months ended April 27, 2013, respectively.

For the three and nine months ended April 27, 2013, there were 5,213,000 and 1,738,000 potentially dilutive shares that were not included in the computation of diluted net loss per share since their effect would be anti-dilutive. There were 26,000 potentially dilutive shares that were not included in the computation of diluted net loss per share for the nine ended April 28, 2012 since their effect would be anti-dilutive.

For the three and nine months ended April 27, 2013, there were 2,575,000 and 2,623,000 shares of common stock issuable upon exercise of stock options and 9,145,000 and 6,744,000 shares of common stock issuable upon the exercise of warrants that were not included in the computation of diluted net loss per share since the exercise prices of these instruments exceeded the average market price of the common stock during the period.

For the three and nine months ended April 28, 2012, there were 3,113,000 and 2,940,000 shares of common stock issuable upon exercise of stock options and 4,044,000 shares of common stock issuable upon the exercise of warrants that also were not included in the computation of diluted net loss per share since the exercise prices of these instruments exceeded the average market price of the common stock during the period.

9.	SUBSEQUENT EVENT

On May 23, 2013, the Borrowers entered into a Second Amendment to its Credit Agreement with Salus (“Second Amendment”). The Second Amendment provides for an increase in the Borrowers’ ability to borrow under its $24,000,000 credit facility with Salus by increasing the amount of the FILO Advance from $9,000,000 to $14,000,000.

Concurrently with the execution of the Second Amendment, the Borrowers paid to Salus in cash (i) the outstanding balance of interest under the FILO Advance in the amount of $226,000 and (ii) a one-time fee of $50,000 in consideration for Salus’s agreement to enter into the Second Amendment.

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

Our Business

Frederick’s of Hollywood Group Inc., through its subsidiaries, sells women’s apparel and related products under its proprietary Frederick’s of Hollywood® brand predominantly through its U.S. mall-based specialty retail stores, which are referred to as “Stores,” and through its catalog and website at www.fredericks.com, which are referred to collectively as “Direct.” As of April 27, 2013, we operated 112 Frederick’s of Hollywood stores in 28 states.

We also have a license agreement with a subsidiary of Emirates Associated Business Group (“EABG”), which provides for EABG to build and operate Frederick’s of Hollywood retail stores in the Middle East. As of April 27, 2013, EABG had opened three stores in the region. In addition, we have selectively licensed the right to use the Frederick’s of Hollywood® brand and logo on specified categories of products manufactured and sold by other companies. Our licensed merchandise categories currently include Halloween costumes, jewelry and accessories.

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

Revenue Recognition – We record revenue for Stores at the point at which the customer receives and pays for the merchandise at the register. For Direct sales, goods are shipped to the customer when payment is made and we record the revenue at the time the customer receives the merchandise. We estimate and defer revenue and the related product costs for shipments that are in transit to the customer. Customers typically receive goods within a few days of shipment. Outbound shipping charges billed to customers are included in net sales. We record an allowance for estimated returns from our customers in the period of sale based on prior experience. At April 27, 2013 and July 28, 2012, the allowance for estimated returns was $565,000 and $665,000, respectively. If actual returns are greater than expected, additional sales returns may be recorded in the future. Historically, management has found its return reserve to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.

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

These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations and gross margins.  Markdowns are recorded when the sales value of the inventory has diminished.  Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends.  The Company reserves for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, and the age of the inventory.  If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.  Markdown allowances received from vendors are reflected as reductions to cost of sales in the period they are received if these allowances are received after goods have been sold or marked down.  When a markdown allowance is received prior to the sale or markdown, the allowance will be recognized as a reduction in the cost basis of the inventory.  As of April 27, 2013, markdown allowances received from vendors and recorded as a reduction of the cost basis of the inventory were $1,474,000. There were no markdown allowances received from vendors that were recorded as a reduction of the cost basis of the inventory as of April 28, 2012. Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Inventory reserves were $767,000 at April 27, 2013 and $628,000 at July 28, 2012.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit.  The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally less than three months.  The realizability of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future gross profit of the related revenue.  Direct-response advertising costs included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at April 27, 2013 and July 28, 2012 were $218,000 and $564,000, respectively.  We believe that we have appropriately determined the expected period of future benefit as of the date of our consolidated financial statements.  However, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.  Direct-response advertising expense for the three months ended April 27, 2013 and April 28, 2012 was $786,000 and $1,975,000, respectively.  Direct-response advertising expense for the nine months ended April 27, 2013 and April 28, 2012 was $3,767,000 and $6,144,000, respectively.

Property and Equipment – Property and equipment are stated at cost, less accumulated depreciation. Our policy is to capitalize expenditures that materially increase asset lives and expense ordinary repairs and maintenance as incurred. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets, which is generally three years for computer software, five years for computer equipment, three to seven years for furniture and equipment, and the shorter of the remaining lease term or the estimated useful life for leasehold improvements.

Impairment of Long-Lived Assets – We review long-lived assets, including property and equipment and its amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows.  If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance.  We believe that we have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required. For the nine months ended April 27, 2013, we recorded impairment charges for property and equipment of $1,295,000. There were no impairment charges recorded for the three months ended April 27, 2013 and for the three and nine months ended April 28, 2012.

Abandonment of Leases – We recorded a charge for the nine months ended April 27, 2013 of $259,000 related to a portion of our Hollywood corporate office space that was vacated during the nine months ended April 27, 2013 and subleased to a third party.  In addition, we recorded a charge for the three and nine months ended April 27, 2013 of $45,000 and $496,000 respectively, related to our Phoenix facility that housed our customer contact center, Stores distribution, Direct fulfillment and data center.  During the nine months ended April 27, 2013, the customer contact center, Stores distribution and the data center were outsourced to third parties, and Direct fulfillment was relocated to a smaller area within the same building.

Intangible Assets – We have certain indefinite lived intangible assets, principally the Frederick’s of Hollywood trade name and domain names.  Our intangible assets are comprised of $18,090,000 attributable to our trademarks and $169,000 attributable to our domain names as of April 27, 2013 and July 28, 2012. Applicable accounting guidance requires us not to amortize indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred.  No impairment was present and no write-down was required when the trademarks were reviewed for impairment in connection with the annual impairment test.  The fair value of the trademarks was determined using the relief-from-royalty method. The relief-from-royalty method estimates the royalty expense that could be avoided in the operating business as a result of owning the respective asset or technology.  The royalty savings are measured, tax-effected and, thereafter, converted to present value with a discount rate that considers the risk associated with owning the intangible asset.  No impairment was recorded for the three and nine months ended April 27, 2013 and April 28, 2012 related to these intangible assets.

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

Supplemental Disclosure of Cash Flow Information – We had outstanding accounts payable and accrued expenses of $5,000 and $29,000 at April 27, 2013 and July 28, 2012, respectively, related to purchases of property and equipment.  We had outstanding accounts payable and accrued expenses of $233,000 at April 27, 2013 related to deferred financing fees, which are classified as other assets on the consolidated balance sheets.

During the three and nine months ended April 27, 2013, we accrued dividends of $121,000 and $355,000 on our Series A Convertible Preferred Stock (“Series A Preferred Stock”) and $147,000 for three and nine months ended April 27, 2013 on our Series B Convertible Preferred Stock (“Series B Preferred Stock”).

Recently Issued Accounting Updates – In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”). ASU No. 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments in ASU No. 2013-02 were effective prospectively for interim and annual reporting periods beginning after December 15, 2012. We adopted ASU No. 2013-02 in the second quarter of fiscal year 2013. The adoption of ASU No. 2013-02 did not have an impact on our consolidated financial statements.

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update No. 2012-02, Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment (“ASU No. 2012-02”).  ASU No. 2012-02 gives companies testing indefinite-lived intangible assets for impairment the option of performing a qualitative assessment before calculating the fair value of the indefinite-lived intangible asset in a quantitative impairment test.  If companies determine, based on qualitative factors, that the fair value of the intangible asset is more likely than not less than the carrying amount, the quantitative impairment test would be required.  Otherwise, further testing would not be needed.  ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption was permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012 if the financial statements for the most recent or interim period had not yet been issued.  We adopted ASU No. 2012-02 in the fourth quarter of fiscal year 2012.  The application of ASU 2012-02 did not have an impact on our consolidated financial statements.

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

The following table sets forth each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the consolidated unaudited financial statements included elsewhere in this report (in thousands, except for percentages, which percentages may not add due to rounding):

	Three Months Ended				Nine Months Ended
	April 27, 2013		April 28, 2012		April 27, 2013		April 28, 2012
Net sales	$23,293	100.0%	$30,181	100.0%	$70,036	100.0%	$91,064	100.0%
Cost of goods sold, buying and occupancy	14,007	60.1%	14,837	49.2%	48,825	69.7%	56,021	61.5%
Gross profit	9,286	39.9%	15,344	50.8%	21,211	30.3%	35,043	38.5%
Selling, general and administrative expenses	10,082	43.3%	11,568	38.3%	33,860	48.3%	36,251	39.8%
Loss on abandonment	45	0.2%	-	-	755	1.1%	-	-
Impairment of long-lived assets	-	-	-	-	1,295	1.9%	-	-
Operating (loss)/income	(841)	(3.6)%	3,776	12.5%	(14,699)	(21.0)%	(1,208)	(1.3)%
Interest expense, net	(461)	(2.0)%	(447)	(1.5)%	(1,512)	(2.2)%	(1,299)	(1.4)%
Fair value gain on warrant	952	4.1%	-	-	952	1.4%	-	-
(Loss)/income before income tax provision	(350)	(1.5)%	3,329	11.0%	(15,259)	(21.8)%	(2,507)	(2.7)%
Income tax provision	25	0.1%	16	0.0%	75	0.1%	50	0.1%
Net (loss)/income	(375)	(1.6)%	3,313	11.0%	(15,334)	(21.9)%	(2,557)	(2.8)%
Less Preferred stock dividends	268	1.2%	-	-	502	0.7%	-	-
Net (loss)/income applicable to common Shareholders	$(643)	(2.8)%	$3,313	11.0%	$(15,836)	(22.6)%	$(2,557)	(2.8)%

Net Sales

Net sales for the three and nine months ended April 27, 2013 and April 28, 2012 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	April 27, 2013	April 28, 2012	Increase/ (Decrease)	April 27, 2013	April 28, 2012	Increase/ (Decrease)
Stores	$14,495	$18,963	$(4,468)	$45,107	$57,184	$(12,077)
Direct (ecommerce & catalog)	7,966	9,562	(1,596)	22,601	29,659	(7,058)
Licensing revenue	28	28	-	35	53	(18)
Other revenue	804	1,628	(824)	2,293	4,168	(1,875)
Total net sales	$23,293	$30,181	$(6,888)	$70,036	$91,064	$(21,028)

Total store sales for the three months ended April 27, 2013 decreased by $4,468,000 or 23.6%, as compared to the three months ended April 28, 2012. Comparable store sales for the three months ended April 27, 2013 decreased by $3,499,000 or 20.5%, as compared to the three months ended April 28, 2012. Total store sales for the nine months ended April 27, 2013 decreased by $12,077,000 or 21.1%, as compared to the nine months ended April 28, 2012. Comparable store sales for the nine months ended April 27, 2013 decreased by $8,992,000 or 17.7%, as compared to the nine months ended April 28, 2012. These decreases were primarily due to:

•	lower consumer traffic at our stores, which is primarily attributable to lower promotional activity relating to core intimate apparel products (bras, lingerie and corsets) during the nine months ended April 27, 2013 as compared to the same period in the prior year;

•	a reduction in the number of stores from 117 at April 28, 2012 to 112 at April 27, 2013;

•	lower sales of core intimate apparel products (bras, lingerie and corsets), which is primarily attributable to a reduction in inventory levels in these categories. Sales for these categories were also negatively impacted by the late delivery of products from our vendors due to slower payments; and

•	the poor performance of our expansion into non-core product categories (dresses, sportswear and shoes) relating to our merchandising strategy to provide a fuller array of products across a broader assortment of merchandise and price points. This poor performance was primarily due to financial constraints, which limited our ability to successfully market the new product categories.

Direct sales for the three months ended April 27, 2013 decreased by $1,596,000 or 16.7%, as compared to the three months ended April 28, 2012. Direct sales for the nine months ended April 27, 2013 decreased by $7,058,000 or 23.8%, as compared to the nine months ended April 28, 2012. These decreases are primarily attributable to mailing fewer catalogs during the three and nine months ended April 27, 2013 as compared to the same periods in the prior year as part of our efforts to reduce catalog costs and reallocate resources to our digital marketing initiatives, as well as a reduction in the inventory levels of bras, lingerie and corsets, and the late delivery of products from our vendors due to slower payments.

Other revenue consists of shipping revenue, commissions earned on direct sell-through programs, breakage on gift cards and product sales to our licensing partner in the Middle East. Other revenue for the three months ended April 27, 2013 decreased by $824,000 or 50.6%, as compared to the three months ended April 28, 2012. Other revenue for the nine months ended April 27, 2013 decreased by $1,875,000 or 45.0%, as compared to the nine months ended April 28, 2012. This decrease is primarily attributable to a decrease in shipping revenue due to an increase in online promotional shipping offers to stimulate sales in a retail environment with competitors frequently offering free shipping, and lower Direct sales. In addition, we had $371,000 and $727,000 in product sales to our licensing partner in the Middle East for the three and nine months ended April 28, 2012 and did not have similar product sales in the current year.

Gross Profit

Gross margin (gross profit as a percentage of net sales) for the three months ended April 27, 2013 was 39.9% as compared to 50.8% for the three months ended April 28, 2012. This decrease was due to the following:

•	Product costs as a percentage of sales increased by 7.1 percentage points for the three months ended April 27, 2013 as compared to the three months ended April 28, 2012. This increase was due to a decrease in vendor allowances of $2,104,000 during the three months ended April 27, 2013 as compared to the same period in the prior year.

•	All other costs included in cost of sales, including buying costs, store occupancy, store depreciation, freight and distribution center costs, decreased by $802,000 for the three months ended April 27, 2013 as compared to the three months ended April 28, 2012. This decrease was primarily attributable to lower occupancy and depreciation costs as a result of fewer stores, headcount reductions resulting from streamlining the buying and merchandising departments and lower freight costs due to lower sales in the three months ended April 27, 2013 as compared to the same period in the prior year. As a percentage of sales, these costs increased by 4.0 percentage points for the three months ended April 27, 2013 as compared to the same period in the prior year, which was due to lower sales

•	Other revenue decreased by $824,000, as described above, which had a negative impact on our gross margin.

Gross margin (gross profit as a percentage of net sales) for the nine months ended April 27, 2013 was 30.3% as compared to 38.5% for the nine months ended April 28, 2012. This decrease was due to the following:

•	Product costs as a percentage of sales increased by 4.2 percentage points for the nine months ended April 27, 2013 as compared to the nine months ended April 28, 2012. This increase was due to a decrease in vendor allowances of $1,668,000 during the nine months ended April 27, 2013 as compared to the same period in the prior year.

•	All other costs included in cost of sales, including buying costs, store occupancy, store depreciation, freight and distribution center costs, decreased by $2,794,000 for the nine months ended April 27, 2013 as compared to the nine months ended April 28, 2012. This decrease was primarily attributable to lower occupancy and depreciation costs as a result of fewer stores, headcount reductions resulting from streamlining the buying and merchandising departments and lower freight costs due to lower sales in the nine months ended April 27, 2013 as compared to the same period in the prior year. As a percentage of sales, these costs increased by 4.0 percentage points for the nine months ended April 27, 2013 as compared to the same period in the prior year, which was due to lower sales.

•	Other revenue decreased by $1,875,000, as described above, which had a negative impact on our gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended April 27, 2013 decreased by $1,486,000 to $10,082,000, or 43.3% of sales, from $11,568,000, or 38.3% of sales, for the three months ended April 28, 2012. This decrease is primarily attributable to the following:

•	Expenses related to corporate overhead decreased by $111,000 to $2,469,000 for the three months ended April 27, 2013 from $2,580,000 for the same period in the prior year. This decrease was primarily due to an overall decrease in expenses, partially offset by $203,000 in severance costs related to the termination of our past president and $110,000 in costs associated with outsourcing our customer contact center, Stores distribution and data center to third party service providers and relocating Direct fulfillment to a smaller area within the same building.

•	Stores selling, general and administrative expenses decreased by $789,000 to $4,406,000 for the three months ended April 27, 2013 from $5,195,000 for the same period in the prior year. This decrease was primarily due to having fewer stores for the three months ended April 27, 2013 as compared to the prior year.

•	Direct selling, general and administrative expenses decreased by $569,000 to $3,167,000 for the three months ended April 27, 2013 from $3,736,000 for the same period in the prior year. This decrease was primarily due to a $1,197,000 decrease in catalog and related expenses, partially offset by a $366,000 increase in other marketing expenses related to our strategy to increase our digital marketing initiatives and a net increase of $151,000 in third party service provider fees related to outsourcing our customer contact center.

Selling, general and administrative expenses for the nine months ended April 27, 2013 decreased by $2,391,000 to $33,860,000, or 48.3% of sales, from $36,251,000, or 39.8% of sales, for the nine months ended April 28, 2012. This decrease is primarily attributable to the following:

•	Expenses related to corporate overhead decreased by $79,000 to $8,235,000 for the nine months ended April 27, 2013 from $8,314,000 for the same period in the prior year. This decrease was primarily due to an overall decrease in expenses, partially offset by $203,000 in severance costs related to the termination of our past president, $309,000 in costs associated with outsourcing our customer contact center, Stores distribution and data center to third party service providers and relocating Direct fulfillment to a smaller area within the same building, and an accrual for legal fees and related expenses in connection with the defense of class action lawsuits.

•	Stores selling, general and administrative expenses decreased by $1,679,000 to $14,420,000 for the nine months ended April 27, 2013 from $16,099,000 for the same period in the prior year. This decrease was primarily due to having fewer stores for the nine months ended April 27, 2013 as compared to the prior year.

•	Direct selling, general and administrative expenses decreased by $679,000 to $10,875,000 for the nine months ended April 27, 2013 from $11,554,000 for the same period in the prior year. This decrease was primarily due to a $2,515,000 decrease in catalog and related expenses and lower credit card fees of $192,000 resulting from lower sales. This decrease was partially offset by a $1,392,000 increase in other marketing expenses related to our strategy to increase our digital marketing initiatives, as well as a net increase of $560,000 in third party service provider fees related to outsourcing our customer contact center.

•	Brand marketing expenses increased by $165,000 to $325,000 for the nine months ended April 27, 2013 as compared to $160,000 for the same period in the prior year. This increase was primarily due to an increase in public promotional events and complimentary customer offerings.

Impairment of Long-lived Assets

We record impairment charges whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows. We believe that we appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required. For the nine months ended April 27, 2013, we recorded impairment charges for property and equipment of $1,295,000. There were no impairment charges recorded for the three months ended April 27, 2013 and for the three and nine months ended April 28, 2012.

Loss on Abandonment

We recorded a charge for the nine months ended April 27, 2013 of $259,000 related to a portion of our Hollywood corporate office space that was vacated during the nine months ended April 27, 2013 and subleased to a third party.  In addition, we recorded a charge for the three and nine months ended April 27, 2013 of $45,000 and $496,000, respectively, related to our Phoenix facility that housed our customer contact center, Stores distribution, Direct fulfillment and data center.  During the nine months ended April 27, 2013, the customer contact center, Stores distribution and the data center were outsourced to third parties, and Direct fulfillment was relocated to a smaller area within the same building.

Interest Expense, Net

For the three and nine months ended April 27, 2013, net interest expense was $461,000 and $1,512,000 as compared to $447,000 and $1,299,000 for the three and nine months ended April 28, 2012. This increase resulted primarily from higher borrowings under the Salus Facility (described below under Salus Credit and Security Agreement) and an overall higher interest rate on our borrowings.

Income Tax Provision

Our income tax provision for the three and nine months ended April 27, 2013 and April 28, 2012 primarily represents minimum and net worth taxes due in various states. Due to the uncertainty of realization in future periods, no tax benefit has been recognized on the net losses for these periods. Accordingly, a full valuation allowance has been established on the current loss and all net deferred tax assets existing at the end of the period, excluding the deferred tax liability related to intangible assets, which have an indefinite life.

Liquidity and Capital Resources

Cash Used in Operations

Net cash used in operating activities for the nine months ended April 27, 2013 was $7,246,000, resulting primarily from net losses for the nine months ended April 27, 2013 of $15,334,000, which includes a gain related to a change in the fair value of a warrant recorded as a warrant liability of $952,000, partially offset by the following:

•	a decrease in inventory of $1,896,000, which primarily resulted from vendor allowances for unsold inventory;

•	an increase in accounts payable and other accrued expenses of $2,964,000, which resulted from slower payments to vendors;

•	a non-cash impairment of long-lived assets of $1,295,000, which was due to the impairment of the property and equipment related to nine of our underperforming stores;

•	non-cash expenses of $1,319,000 for depreciation and amortization; and

•	a charge for the abandonment of leases of $755,000.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended April 27, 2013 was $481,000.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended April 27, 2013 was $7,191,000, which resulted primarily from proceeds of $10,000,000 from the issuance of our Series B Preferred Stock, partially offset by the net repayments under the Salus Facility of $2,173,000 and issuance costs of $626,000.

Series B Preferred Stock Transaction

On March 15, 2013, we sold $10,000,000 of Series B Preferred Stock to Five Island Asset Management LLC (“Purchaser”), a subsidiary of Harbinger Group Inc. The Series B Preferred Stock is convertible into an aggregate of 40,000,000 shares of common stock at an initial conversion price of $0.25 per share, subject to adjustment. Dividends on the Series B Preferred Stock are payable in cash at an annual rate of 9%, or, at our discretion, payable in additional shares of Series B Preferred Stock at an annual rate of 12%. We also issued to the Purchaser six separate warrants to purchase up to an aggregate of 10,246,477 shares of common stock. Five of the warrants may be exercised to purchase up to an aggregate of 4,778,350 shares of common stock at exercise prices ranging from $0.67 to $1.21 per share and one of the warrants may be exercised to purchase up to 5,468,127 shares of common stock at an exercise price of $0.01 per share. The warrants are exercisable by the Purchaser only upon a corresponding exercise or conversion of specified outstanding securities, as set forth in the warrants. The Series B Preferred Stock ranks senior to our Series A Preferred Stock. The holder of the outstanding shares of Series A Preferred Stock waived its anti-dilution adjustment otherwise applicable as a result of this transaction. The Purchaser is entitled to appoint 35%, or not less than two individuals to serve on our board of directors. Upon full conversion and exercise of all preferred stock, the Purchaser would own a majority of our common stock and be entitled to appoint a majority of our board of directors. For a detailed description of the terms of the Series B Preferred Stock and warrants, see Note 5 included in the notes to the consolidated unaudited financial statements appearing elsewhere in this report.

Salus Credit and Security Agreement

On May 31, 2012, we and our subsidiaries (collectively, the “Borrowers”) entered into a Credit and Security Agreement (“Credit Agreement”) with Salus Capital Partners, LLC (“Salus”), which provides the Borrowers with a $24,000,000 revolving line of credit through May 31, 2015 (the “Salus Facility”). On May 23, 2013, the Borrowers entered into a Second Amendment to Credit Agreement (“Second Amendment”), which is described below.

The Salus Facility includes a “first in last out” tranche (“FILO Advance”) of up to $9,000,000 that consists of the first advances made under the Salus Facility and will be the last amounts repaid. Pursuant to the Second Amendment, the amount of the FILO Advance was increased from $9,000,000 to $14,000,000. The maximum amount of the FILO Advance and the total Salus Facility will be reduced by certain mandatory and voluntary prepayments. The Borrowers may periodically borrow, repay in whole or in part, and reborrow under the Salus Facility, except that amounts repaid on account of the FILO Advance may not be reborrowed. The actual amount of credit available under the Salus Facility is determined using measurements based on the Borrowers’ receivables, inventory, intellectual property and other measures.

The unpaid principal of the FILO Advance bears interest, payable monthly, in arrears, at the 30-day LIBOR rate plus 11.5%, but not less than 12.0% regardless of fluctuations in the LIBOR rate (12.0% at April 27, 2013). Up to 2.5% of the interest payable on the FILO Advance will be capitalized, compounded and added to the unpaid amount of the obligations each month, will accrue interest at the rate applicable to the FILO Advance and will be due and payable in cash upon the expiration or other termination of the Salus Facility. At April 27, 2013, $9,212,000 was outstanding under the FILO Advance. Concurrently with the execution of the Second Amendment, the Borrowers paid to Salus in cash the outstanding balance of interest under the FILO Advance in the amount of $226,000.

The unpaid principal of advances other than the FILO Advance bears interest, payable monthly, in arrears, at the Prime rate plus 4.0%, but not less than 7.0%, regardless of fluctuations in the Prime rate (7.25% at April 27, 2013). At April 27, 2013, $5,183,000 of advances other than the FILO Advance were outstanding.

The obligations of the Borrowers under the Credit Agreement are secured by first priority security interests in all of the Borrowers’ tangible and intangible property, including intellectual property such as trademarks and copyrights, as well as shares and membership interests of our subsidiaries.

The Credit Agreement provides for the Borrowers to pay Salus an origination fee of $465,000, 50% of which was paid at the closing and on the first anniversary of the closing. The Credit Agreement also provides for certain customary fees to be paid to Salus, including: (i) a monthly fee on the unused portion of the Salus Facility; (ii) a monthly collateral monitoring fee; and (iii) an annual FILO facility fee based on the then-outstanding FILO Advance. Concurrently with the execution of the Second Amendment, the Borrowers paid a one-time fee of $50,000 in consideration for Salus’s agreement to enter into the Second Amendment.

The Credit Agreement and other loan documents contain customary representations and warranties, affirmative and negative covenants and events of default, including covenants that restrict the Borrowers’ ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, incur certain lease obligations, pay cash dividends, redeem or repurchase outstanding equity and issue capital stock. In lieu of financial covenants, fixed charge coverage and overall debt ratios, the Salus Facility has a $1.5 million minimum availability reserve requirement. At April 27, 2013, we were in compliance with the Salus Facility’s affirmative and restrictive covenants and minimum availability reserve requirement.

Future Financing Requirements

As of April 27, 2013, our working capital deficiency increased by $4,592,000 to $10,918,000 from $6,326,000 at July 28, 2012. As we have been unable to achieve our fiscal 2013 business plan through April 27, 2013, our business continues to be effected by limited working capital. Management plans to carefully manage working capital and believes that our completion of the Series B Preferred Stock transaction, the increase in our ability to borrow under the Salus Facility along with projected operating cash flows, will allow us to maintain sufficient working capital through fiscal year 2013. We expect our capital expenditures for fiscal year 2013 to be less than $500,000, primarily for improvements to our information technology systems, expenditures to support our digital marketing initiatives, store refurbishment costs, and other general corporate expenditures.

Off Balance Sheet Arrangements

We are not a party to any material off-balance sheet financing arrangements.

Effect of New Accounting Standards

See Note 2, Summary of Significant Accounting Policies, included in the notes to the consolidated unaudited financial statements appearing elsewhere in this report for a discussion of recent accounting developments and their impact on our consolidated unaudited financial statements. There has been no recently issued accounting updates that had a material impact on our consolidated unaudited financial statements for the three and nine months ended April 27, 2013 or are expected to have an impact in the future.

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

Borrowings under the Salus Facility (excluding the FILO advance) for the nine months ended April 27, 2013 peaked at $10,034,000 and the average borrowing during the period was approximately $7,226,000.  As of April 27, 2013, the total amount outstanding under the Salus Facility (excluding the FILO advance) was $5,183,000.  An increase or decrease in the interest rate by 100 basis points from the total loan balance of the Salus Facility (excluding the FILO advance) at April 27, 2013 would have increased or decreased annual interest expenses by approximately $52,000.  Borrowings under the FILO Advance for the nine months ended April 27, 2013 peaked at $9,212,000 and the average borrowing during the period was approximately $9,135,000.  As of April 27, 2013, the total amount outstanding under the FILO Advance was $9,212,000.  An increase or decrease in the interest rate by 100 basis points from the total loan balance of the FILO Advance at April 27, 2013 would have increased or decreased annual interest expenses by approximately $92,000.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 27, 2013. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

During the three months ended April 27, 2013, there were no changes made in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On February 2, 2012, a former California store employee filed a purported class action lawsuit in the California Superior Court, County of San Francisco, naming Frederick’s of Hollywood, Inc., one of our subsidiaries, as a defendant (Michelle Weber, on behalf of herself and all others similarly situated v. Frederick’s of Hollywood, Inc., Case No. CGC-12-517909). The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California’s Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit (the class being defined as all California retail store hourly employees), unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. We contest these allegations and deny any liability with respect to the lawsuit. On April 2, 2012, we answered the Plaintiff’s first amended complaint. The parties agreed to stay discovery proceedings, engaged in mediation, and on May 23, 2013, the parties entered into a Joint Stipulation of Settlement and Release, which was filed with the Court on May 31, 2013. Without admitting or denying liability, we have agreed to pay a gross settlement amount of $365,000 in connection with the settlement. The hearing for the Court’s preliminary approval of the settlement is scheduled for June 26, 2013, at which time a final approval hearing date will be set. After preliminary approval, class members will receive notice of the settlement and will have an opportunity to elect not to participate or file objections to the settlement. We expect that funding of payment of the settlement will occur in the second quarter of fiscal year 2014.

On December 18, 2012, a former California store employee filed a purported class action lawsuit in the California Superior Court, County of Los Angeles, against the Company, Frederick’s of Hollywood, Inc. and Frederick’s of Hollywood Stores, Inc. (Kassandra Harvey-Smith, on behalf of herself and all others similarly situated v. Frederick’s of Hollywood Group Inc. et al, Case No. BC497673). The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation, various additional wage violations and violations of California’s Unfair Competition Law. The complaint seeks, among other relief, collective and class certification of the lawsuit (the class being defined as all California retail store hourly employees), unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. We contest these allegations and intend to vigorously defend the lawsuit. This lawsuit is in its early stages and the Court has ordered a 90-day stay while the parties discuss the possibility of settlement. Accordingly, we are unable to estimate our potential liability in the event of an unfavorable outcome with respect to these allegations.

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

ITEM 6 – EXHIBITS

Exhibit No.	Description

31.1	Certification by Chief Executive Officer and Principal Executive Officer

31.2	Certification by Chief Financial Officer and Principal Accounting Officer

32	Section 1350 Certification

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the three months ended April 27, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (Unaudited), (iii) Consolidated Statements of Cash Flows (Unaudited) and (v) Notes to Consolidated Unaudited Financial Statements, as blocks of text and in detail.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FREDERICK’S OF HOLLYWOOD GROUP INC.

Date: June 11, 2013	By:	/s/ Thomas J. Lynch
THOMAS J. LYNCH
Chief Executive Officer and
Principal Executive Officer

Date: June 11, 2013	By:	/s/ Thomas Rende
THOMAS RENDE
Chief Financial Officer and
Principal Accounting Officer

