Form 10-K
period 2013-07-27
FREDERICK'S OF HOLLYWOOD GROUP INC /NY/
filed 2013-10-25
CIK 93631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 27, 2013

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

As of January 25, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on its reported last sale price on the NYSE MKT of $0.23), held by non-affiliates of the registrant, was $2,238,952.

As of October 7, 2013, there were 39,223,254 common shares outstanding.

FREDERICK’S OF HOLLYWOOD GROUP INC.

2013 FORM 10-K ANNUAL REPORT

iii

PART I

Forward Looking Statements

When used in this Annual Report on Form 10-K for the year ended July 27, 2013 of Frederick’s of Hollywood Group Inc. (the “Company,” “we,” “us,” “our” or “Frederick’s”) and in our future filings with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks are included in “Item 1. – Business,” “Item 1A. – Risk Factors” and “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K. In assessing forward-looking statements contained herein, readers are urged to carefully read those statements. Among the factors that could cause actual results to differ materially are: working capital needs; competition; business conditions and industry growth; rapidly changing consumer preferences and trends; general economic conditions; continued compliance with government regulations; loss of key personnel; labor practices; product development; management of growth; increases of costs of operations or inability to meet efficiency or cost reduction objectives; timing of orders and deliveries of products; risks of doing business abroad; and our ability to protect our intellectual property.

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

Recent Events

Series B Convertible Preferred Stock Transaction

On March 15, 2013, we entered into a Series B Preferred Stock Purchase Agreement, pursuant to which we sold $10.0 million of Series B Convertible Preferred Stock (“Series B Convertible Preferred Stock”) to Five Island Asset Management LLC (“Five Island”), a subsidiary of Harbinger Group Inc. In addition, we issued to Five Island warrants to purchase up to an aggregate of 10,246,477 shares of common stock (69,500 of which have expired as of July 27, 2013) at exercise prices ranging from $0.01 to $1.21 per share. The terms of the Series B Convertible Preferred Stock are described in Note 9 – Series B Convertible Preferred Stock Transaction, included in the notes to the consolidated financial statements appearing later in this report.

Proposed Going Private Transaction

On September 26, 2013, our board of directors received a non-binding proposal letter from HGI Funding, LLC (“HGI Funding”), TTG Apparel, LLC (“TTG Apparel”), Tokarz Investments, LLC (“Tokarz Investments”), Fursa Alternative Strategies LLC (“Fursa”), and Arsenal Group LLC (“Arsenal” and together with HGI Funding, TTG Apparel, Tokarz Investments and Fursa, the “Consortium Members”), pursuant to which the Consortium Members proposed to acquire all of the outstanding shares of our common stock not currently owned by them at a proposed price of $0.23 per share as part of a going private transaction, subject to certain conditions.

HGI Funding is an affiliate of Five Island; TTG Apparel is the holder of our Series A Convertible Preferred Stock, and together with Tokarz Investments, own approximately 25.9% of the outstanding shares of our common stock; and Fursa and Arsenal are controlled by William F. Harley, a member of our board of directors, and own, in the aggregate, approximately 43.5% of the outstanding shares of our common stock as of October 7, 2013.

The board of directors has appointed Milton Walters, its sole disinterested independent director, to serve as the lead director in connection with the full board’s review and consideration of the proposed transaction. Any proposed transaction must be approved by the lead director.

To date, no decisions have been made with respect to the board’s response to the proposal or the fairness of its terms. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that this or any other transaction will be approved or consummated. We will provide relevant updates with respect to the going private transaction or any other transaction as required under applicable law.

Amendment to Credit Agreement

On October 10, 2013, we entered into a fourth amendment to the Credit and Security Agreement (“Credit Agreement”) with Salus Capital Partners, LLC (“Salus”), which among other things, increased the revolving line of credit provided for under the Credit Agreement (“Salus Facility”) by $11,000,000, from $24,000,000 to $35,000,000, with $5,000,000 having been advanced on October 10, 2013 and the remaining $6,000,000 to be advanced upon the consummation of the proposed going private transaction described above. The $5,000,000 advance is to be repaid on April 10, 2014 if such transaction is consummated by that date, or on May 31, 2015 if such transaction is not consummated on or before April 10, 2014. The $6,000,000 advance, if made, plus any additional amount that Salus may elect to advance in its sole discretion, is to be repaid on May 31, 2015. The terms of the Salus Facility are described in Note 7 – Financing Agreement, included in the notes to the consolidated financial statements appearing later in this report.

Our Business

Frederick’s of Hollywood Group Inc., through its subsidiaries, sells women’s apparel and related products under its proprietary Frederick’s of Hollywood® brand predominantly through its U.S. mall-based specialty retail stores, which are referred to as “Stores,” and through its catalog and retail website at www.fredericks.com, which are referred to collectively as “Direct.” As of July 27, 2013, we operated 113 Frederick’s of Hollywood stores in 28 states and during fiscal year 2013 mailed approximately 4.3 million catalogs.

We also have a license agreement with a subsidiary of Emirates Associated Business Group (“EABG”), which provides for EABG to build and operate Frederick’s of Hollywood retail stores in the Middle East. As of October 7, 2013, EABG had opened three stores in the region. In addition, we have licensed the right to use the Frederick’s of Hollywood® brand and logo on specified categories of products manufactured and sold by other companies. Our licensed merchandise categories currently include Halloween costumes and accessories, and we do not expect to renew the accessories license upon its expiration in December 2013.

Market and Products

We sell women’s apparel and related products under our proprietary Frederick’s of Hollywood® brand through our retail stores, website and catalog. Our customer target is women primarily between the ages of 18 and 45. Our major merchandise categories are foundations (including bras, corsets, shapewear and panties), lingerie (including daywear and sleepwear), ready-to-wear (dresses and sportswear, including denim), and fragrance and accessories (including shoes, handbags, jewelry, personal care products and novelties). Our full retail prices generally range from approximately $8.00 for panties up to approximately $139.00 for dresses. Certain merchandise is marketed as collections of related items to increase the average sale amount. Our product lines and color pallets are updated seasonally in an effort to satisfy our customers’ desire for fashionable merchandise and to keep our selections fresh and appealing.

The following table shows the percentage of sales that each of these product categories represented for the year ended July 27, 2013:

Product Category	% of Retail Sales
Foundations	53%
Lingerie	29%
Ready-to-Wear	11%
Fragrance and Accessories	7%
Total	100%

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

Store Operations

We operated 113 Frederick’s of Hollywood retail stores as of July 27, 2013. These stores are primarily located in shopping malls in 28 states. Approximately one-third of the stores are in California. Of the stores outside of California, approximately 32% are situated in our other key operating states, which include Florida, Texas, New York and Nevada. Our flagship store is on Hollywood Boulevard in Hollywood, California.

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

During fiscal year 2013, we relocated five stores and closed six stores upon expiration of the respective leases. As leases are scheduled to expire or we are required to relocate our store within a mall, we attempt to negotiate favorable renewal or relocation terms, as the case may be. However, if we are unsuccessful, we typically will close the store.

Direct Operations

We have an extensive history – dating back to the first Frederick’s of Hollywood catalog produced in 1947 – of offering women’s apparel directly to the consumer. Today, we market and sell our products directly to consumers primarily through our retail website, www.fredericks.com, and catalog.

In addition to our website’s value as an important distribution channel and source of revenue, it is a key marketing tool we use to test new products, build brand equity and increase store traffic. We also partner with Internet search engines and participate in social media advertising programs to drive traffic to our stores and website. Over 90% of all Direct orders are placed online through our retail website.

Our e-commerce web platform is hosted by a third-party service provider, which we believe provides a stable foundation upon which we can continue to upgrade and enhance our website. During fiscal year 2012, we redesigned our website and mobile site to improve navigation, showcase a cleaner design, and present a more modern look and feel. We are continuing to refine the improved functionality that we implemented and add upgrades as they become available.

Our catalog has evolved over the past few years to serve more as a marketing tool to build brand awareness and drive traffic to our website and stores. Historically, we have mailed four seasonal catalogs annually (fall, holiday, spring and summer), as well as several smaller direct mail pieces. During fiscal year 2013, we mailed approximately 4.3 million catalogs to approximately 2.2 million households, from approximately 10.8 million catalogs mailed to approximately 5.0 million households in fiscal year 2012. We have steadily reduced catalog circulation due to the costs involved in producing a traditional catalog, and have continued to allocate resources to more innovative direct mail pieces and cost-effective digital marketing alternatives such as partnership marketing with magazine websites, digital display advertising, email retargeting, affiliate marketing and increased search marketing.

During fiscal year 2013, we also began offering our products on Amazon.com through a branded storefront. The products we primarily sell to Amazon are typically items that we have successfully sold on our website and in stores.

All creative and copy design for our website and direct mail is coordinated by our in-house design staff. Photography is conducted on location or in studios. We utilize third party vendors to print and mail. Our direct mailings are currently sent only within the United States.

Licensing

Store Licensing. We have an exclusive multi-year licensing agreement for EABG to build and operate Frederick’s of Hollywood retail stores in the Middle East. The agreement provides for EABG to open at least 10 stores in six Middle Eastern countries by April 2014, with additional store openings based on a mutually agreed upon expansion plan. As of October 7, 2013, EABG had opened three stores in the region and we do not expect EABG to be successful in opening the remaining seven stores by April 2014. The agreement also requires EABG to purchase products from us to sell in their licensed Frederick’s of Hollywood stores. We are entitled to receive royalties based on sales of our products in these stores, however, as a result of EABG’s poor performance, royalties and product purchases from EABG represented less than 1% of our total sales in fiscal year 2013.

Product Licensing. We currently have product license agreements in place for Halloween costumes and accessories, and we do not expect to renew the accessories license upon its expiration in December 2013. Our product license arrangements represented less than 1% of our total sales in fiscal year 2013.

Due to the poor performance of our licensing initiatives to date, we are continuing to evaluate our long-term licensing strategy and explore ways in which to work with our remaining licensees to increase revenues.

Sourcing, Production and Quality

We utilize a variety of third-party vendors to source and manufacture our merchandise. Orders are typically placed approximately four to six months prior to the selling season for new products, and approximately three to four months prior to the required delivery dates for reorders.

In fiscal year 2013, we purchased products from approximately 96 vendors. Our top ten vendors accounted for approximately 74% of the dollar value of those purchases. We had three suppliers that individually accounted for 10% or more of total purchases in fiscal year 2013. One supplier based in China accounted for approximately 22% of total purchases and two suppliers based in Canada accounted for approximately 13% and 11% of total purchases in fiscal year 2013. Many of our third-party domestic and foreign suppliers purchase products from foreign sources. Although we do not have direct relationships with these foreign sources, we believe that our suppliers source products primarily from China, Vietnam, the Philippines and Sri Lanka.

Although we have no long-term manufacturing contracts, our relationships with vendors are long-standing, with several vendors supplying products for over twenty years. To assure adequate sources, each major product category is sourced from multiple vendors. We also test products from new suppliers and expand their services to us as appropriate. We do not believe that we are overly dependent on any one supplier, and the loss of any one of them would not have a material effect on our business. However, due to our liquidity issues, we have had difficulty developing relationships with new vendors to source and manufacture our merchandise.

Brand Development and Marketing

We believe that Frederick’s of Hollywood is one of the world’s most widely recognized apparel brand names. We primarily utilize digital and print media advertising, including display advertising, email retargeting, affiliate and search marketing, direct mail pieces and catalogs, to market our products. We believe the concurrent operation of retail stores and a website proves to be advantageous in brand development and exposure. We use our website and store locations to test new items and promotional strategies that may, in turn, develop into successful programs.

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

Distribution and Customer Service

During fiscal year 2013, we outsourced our customer contact center to a third party provider. This function was previously performed in-house in our Phoenix, Arizona facility. Our third party provider performs phone order placement and customer services, as well as online customer support. We regularly monitor customer service calls for quality assurance purposes.

Also during fiscal year 2013, we outsourced our Stores distribution to a third party provider. This function also was previously performed in-house in our Phoenix, Arizona facility. The majority of shipments received for stores are allocated to individual stores and shipped within a few days. We continue to handle Direct fulfillment in-house from our Phoenix, Arizona facility. Website and catalog orders are typically processed within 48 hours. We believe that our current distribution and customer service arrangements are adequate to meet our needs for the next several years.

Information Technology

During fiscal year 2013, we relocated our data center from our Phoenix, Arizona facility to an interim facility in Scottsdale, Arizona. During fiscal year 2014, we plan to permanently relocate our data center to a facility in Aurora, Colorado managed by a third party provider.

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

Competition

The retail apparel business is highly competitive with numerous competitors, including individual and chain fashion specialty stores, department stores and discount retailers. It is multi-faceted and operates through various channels; primarily retail stores, catalog and e-commerce. Brand image, marketing, fashion design, price, service, fashion assortment and quality are the principal competitive areas affecting the retail apparel business.

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

Employees

As of October 7, 2013, we had 306 full-time employees and 596 part-time employees. Due to seasonal sales patterns, we hire additional temporary staff at our retail stores and distribution and customer contact centers during peak sales periods. We have never experienced an interruption of our operations because of a work stoppage. We believe our relationship with our employees to be good. We are not a party to any collective bargaining agreement with any union.

ITEM 1A. – RISK FACTORS

Our significant losses and working capital deficiency raise questions about our ability to continue as a going concern.

We had net losses of $23,455,000 and $6,516,000 for the years ended July 27, 2013 and July 28, 2012. As of July 27, 2013, we had a working capital deficiency of $12,349,000 and a shareholders’ deficiency of $17,401,000. We used cash of $13,126,000 and $6,571,000 in operating activities for the years ended July 27, 2013 and July 28, 2012. These conditions raise substantial doubt about our ability to continue as a going concern.

Management’s plans to address our need for capital, which include entering into the amendment to our Credit Agreement with Salus and potentially consummating a going private transaction with the Consortium Members, is discussed in the section appearing later in this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Future Financing Requirements.”

If management’s plans are unsuccessful, we will need to raise additional capital. We could seek to raise additional capital through debt or equity financings, strategic relationships or other arrangements. However, additional financing may not be available in amounts or on terms acceptable to us or at all, and if available, may be at prices and on terms that may not be as favorable as they would be without a going concern qualification. The foregoing could negatively impact our results of operations.

General economic conditions may affect consumer purchases of discretionary items, which could adversely affect our sales.

Our results are dependent on a number of factors impacting consumer spending, including general economic and business conditions; consumer confidence; wages and employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; fuel and energy costs; energy shortages; taxes; general political conditions, both domestic and abroad; and the level of customer traffic within department stores, malls and other shopping and selling environments. Consumer purchases of discretionary items, including our products, may decline during recessionary periods and at other times when disposable income is adversely affected. An incremental downturn in the U.S. economy or an uncertain economic outlook could adversely affect our business and our revenue and profits.

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

Our success depends, in part, on our ability to anticipate and respond effectively to rapidly changing fashion trends and consumer tastes and to translate market trends into appropriate, saleable product offerings. Generally, merchandise must be ordered well in advance of the applicable selling season and the extended lead times may make it difficult to respond rapidly to new or changing product trends or price changes. If we are unable to successfully anticipate, identify or react to changing styles or trends and we misjudge the market for our products or our customers’ purchasing habits, then our product offerings may be poorly received by consumers and may require substantial discounts to sell, which would reduce sales revenue and lower profit margins. Brand image also may suffer if customers believe that we are unable to offer innovative products, respond to the latest fashion trends, or maintain product quality.

We depend on key personnel and we may not be able to operate and grow the business effectively if we lose the services of any key personnel or are unable to attract qualified personnel in the future.

We are dependent upon the continuing service of key personnel and the hiring of other qualified employees. In particular, we are dependent upon the management and leadership of Thomas J. Lynch, our Chairman and Chief Executive Officer, and Thomas Rende, our Chief Financial Officer. The loss of either of them or other key personnel could affect our ability to operate the business effectively.

We historically have depended on a high volume of mall traffic, the lack of which would hurt our business.

Most Frederick’s of Hollywood stores are located in shopping malls. Sales at these stores are influenced, in part, by the volume of mall traffic. Our stores benefit from the ability of the malls’ “anchor” tenants, generally large department stores, and other area attractions to generate customer traffic in the vicinity of its stores and the popularity of malls as shopping destinations. A decline in the desirability of the shopping environment of a particular mall, whether due to the closing of an anchor tenant or competition from non-mall retailers, could reduce the volume of mall traffic, which could have an adverse effect on our business, financial condition and results of operations.

If store leases cannot be negotiated or renewed on reasonable terms, our ability to achieve profitability could be harmed.

Our sales are dependent on our ability to operate retail stores in desirable locations with capital investments and lease costs that allow for the opportunity to earn a reasonable return. Desirable locations and configurations may not be available at a reasonable cost, or at all. If we are unable to renew or replace our store leases, enter into leases for new stores or terminate leases for unprofitable stores on favorable terms, our ability to achieve profitability could be harmed.

We rely on third parties for some essential business operations and services, and disruptions or failure in service or changes in terms may adversely affect our ability to deliver goods and services to our customers.

We currently depend on third parties for important aspects of our business, including distribution of merchandise to our retail stores and operation of our customer contact center and e-commerce website. We have limited control over these third parties, and we are not their only client. In addition, we may not be able to maintain satisfactory relationships with any of these third parties on acceptable commercial terms. Further, we cannot be certain that the quality or cost of the services that they provide will remain at current levels or the levels needed to enable us to conduct our business efficiently and effectively.

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

Any disruptions at our distribution facilities could materially affect our ability to distribute products, which could lead to a reduction in our revenue and/or profits.

Our distribution center in Phoenix, Arizona serves our Direct business and we distribute products to Stores through a third party distribution facility. If we experience disruptions at our distribution center or third party facility that impede the timeliness or fulfillment of the products to be distributed, or our distribution center or third party facility is partially or completely destroyed, becomes inaccessible, or is otherwise not fully usable, whether due to unexpected circumstances such as weather conditions or disruption of the transportation systems or uncontrollable factors such as terrorism and war, it would have a material adverse effect on our ability to distribute products, which in turn would have a material adverse effect on our business, financial condition and results of operations.

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

Our store licensing and other arrangements may not be successful and could impair the value of our brand.

Our license agreement with EABG provides for EABG to build and operate Frederick’s of Hollywood stores in the Middle East. We have no prior experience operating through this type of third party arrangement, and it may not be successful. The effect of this type of arrangement on our business and results of operations remains uncertain and depends upon various factors, including the demand for our products in new markets internationally. In addition, certain aspects of this arrangement are not directly within our control, such as the ability of EABG to meet its projections regarding store openings and sales. Moreover, while the agreement may provide us with certain termination rights, to the extent that EABG does not operate its stores in a manner consistent with our brand and store concepts, the value of our brand could be impaired. In addition, our failure to comply with applicable laws and regulations in connection with this agreement could have an adverse effect on our results of operations.

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

The collection of data and processing of transactions through our e-commerce website and our outsourced customer contact center require us to receive and store a large amount of personally identifiable data. This type of data is subject to legislation and regulation in various jurisdictions. We may become exposed to potential liabilities with respect to the data that we collect, manage and process, and may incur legal costs if our information security policies and procedures are not effective or if we are required to defend our methods of collection, processing and storage of personal data. Future investigations, lawsuits or adverse publicity relating to our methods of handling personal data could adversely affect our business, financial condition and results of operations due to the costs and negative market reaction relating to such developments.

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

Because our common stock is quoted on the OTCQB instead of an exchange or national quotation system, our shareholders may have more difficulty selling their stock or may experience negative volatility in the market price of our stock.

Our common stock is traded on the OTCQB, which is subject to greater volatility than a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Our shareholders may experience high fluctuations in the market price and volume of the trading market for our common stock. These fluctuations, when they occur, have a negative effect on the market price for our common stock. Accordingly, our shareholders may not be able to realize a fair price from the sale of their shares or may have to hold their shares for a substantial period of time.

ITEM 1B. – UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. – PROPERTIES

We lease approximately 23,000 square feet of space for our principal executive offices at 6255 Sunset Boulevard, Hollywood, CA for an annual base rent of approximately $742,000 pursuant to a lease that expires in February 2015.

We lease approximately 37,000 square feet of space for our distribution and customer contact center at 5005 S. 40th Street, Phoenix, AZ for an annual base rent of approximately $252,000 pursuant to a lease that expires in March 2018.

We lease approximately 1,600 square feet of executive office space at 8 West 38th Street, New York, NY for an annual base rent of approximately $61,000 pursuant to a lease that expires in May 2014.

Our 113 Frederick’s of Hollywood stores are located in leased facilities, primarily in shopping malls, in 28 states. A substantial portion of these lease commitments consist of store leases with an initial term of ten years. The leases expire at various dates between 2013 and 2020, with some leases currently operating on a month-to-month basis. Rental terms for new locations often include a fixed minimum rent plus a percentage of sales in excess of a specified amount. We typically pay certain operating costs such as common area maintenance, utilities, insurance and taxes. We will continue to close certain underperforming stores upon the expiration of their respective leases. See Business – Store Operations.

The following table sets forth the locations of Frederick’s of Hollywood stores as of July 27, 2013.

Arizona	3	Michigan	3	Oregon	2
California	38	Minnesota	2	Pennsylvania	1
Connecticut	1	Missouri	1	South Carolina	1
Florida	14	Nevada	5	Tennessee	1
Georgia	3	New Hampshire	1	Texas	12
Hawaii	1	New Jersey	1	Virginia	1
Illinois	3	New Mexico	1	Washington	1
Indiana	1	New York	5	Wisconsin	1
Kansas	1	Ohio	3
Massachusetts	4	Oklahoma	2

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

ITEM 3. – LEGAL PROCEEDINGS

On February 2, 2012, a former California store employee filed a purported class action lawsuit in the California Superior Court, County of San Francisco, naming Frederick’s of Hollywood, Inc., one of our subsidiaries, as a defendant (Michelle Weber, on behalf of herself and all others similarly situated v. Frederick’s of Hollywood, Inc., Case No. CGC-12-517909). The complaint alleged, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California’s Unfair Competition Law. On May 23, 2013, the parties entered into a Joint Stipulation of Settlement and Release, which was filed with the Court on May 31, 2013 and finally approved by the Court on October 2, 2013. Without admitting or denying liability, we agreed to pay a gross settlement amount of $365,000, which was paid in full on October 10, 2013.

On December 18, 2012, a former California store employee filed a purported class action lawsuit in the California Superior Court, County of Los Angeles, against the Company, Frederick’s of Hollywood, Inc. and Frederick’s of Hollywood Stores, Inc. (Kassandra Harvey-Smith, on behalf of herself and all others similarly situated v. Frederick’s of Hollywood Group Inc. et al, Case No. BC497673). The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation, various additional wage violations and violations of California’s Unfair Competition Law. The first amended complaint seeks, among other relief, collective and class certification of the lawsuit (the class being defined as all California part-time sales associates), unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. The parties agreed to stay discovery proceedings, engaged in mediation, and on September 25, 2013, the parties entered into a Joint Stipulation of Settlement and Release. Without admitting or denying liability, we have agreed to pay a gross settlement amount of $95,000. The hearing for the Court’s preliminary approval of the settlement has not yet been scheduled, but is expected to occur within the next 60 to 90 days, after which a final approval hearing date will be set. After preliminary approval, class members will receive notice of the settlement and will have an opportunity to elect not to participate or file objections to the settlement. We expect that funding of payment of the settlement will occur in the second half of fiscal year 2014.

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

PART II

ITEM 5. – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since February 22, 2013, our common stock has been quoted on the OTCQB under the symbol “FOHL”. Previously, our common stock was traded on the NYSE MKT under the symbol “FOH.” The following table sets forth the reported high and low sales prices per share for the periods indicated.

	High	Low
Year Ended July 27, 2013
First Quarter	$0.41	$0.25
Second Quarter	0.35	0.16
Third Quarter	0.29	0.13
Fourth Quarter	0.24	0.16
Year Ended July 28, 2012
First Quarter	$0.74	$0.38
Second Quarter	0.54	0.31
Third Quarter	0.64	0.20
Fourth Quarter	0.58	0.14

On October 7, 2013, the closing sale price of our common stock was $0.22.

Holders

As of October 7, 2013, there were approximately 550 shareholders of record of our common stock. We believe that there are also a significant number of beneficial owners of our common stock whose shares are held in “street name.”

Dividend Policy

We have not paid any cash dividends on our common stock to date. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not currently anticipate declaring any cash dividends in the foreseeable future. The payment of dividends will be within the discretion of our board of directors and will be contingent upon our revenue and earnings, if any, capital requirements, general financial condition and such other factors as our board may consider. In addition, the terms of our Series A and Series B Convertible Preferred Stock and covenants contained in our Credit Agreement with Salus restrict our ability to pay cash dividends so long as the Series A or the Series B Convertible Preferred Stock is outstanding or any amount is owed and outstanding under the Salus Facility, respectively.

ITEM 6. – SELECTED FINANCIAL DATA

This item is not required to be completed by smaller reporting companies. Our consolidated financial statements appear later in this report in Item 8. – Financial Statements and Supplementary Data.

ITEM 7. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Frederick’s of Hollywood Group Inc., through its subsidiaries, sells women’s apparel and related products under its proprietary Frederick’s of Hollywood® brand predominantly through its U.S. mall-based specialty retail stores, which are referred to as “Stores,” and through its catalog and website at www.fredericks.com, which are referred to collectively as “Direct.” As of July 27, 2013, we operated 113 Frederick’s of Hollywood stores in 28 states.

For financial reporting purposes, we have one reportable segment representing the aggregation of our two operating segments (Stores and Direct), based on their similar economic characteristics, products and target customers. We also have store and product license agreements; however, licensing income from these agreements is currently immaterial.

Financial information for the fiscal years ended July 27, 2013 and July 28, 2012 is included in the consolidated financial statements appearing later in this report.

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

Our accounting policies are more fully described in Note 2 to the consolidated financial statements appearing later in this report. Management has identified certain critical accounting policies that are described below.

Our most significant areas of estimation and assumption are:

•	determination of the appropriate amount and timing of markdowns to clear unproductive or slow-moving inventory and overall inventory obsolescence;

•	estimation of future cash flows used to assess the recoverability of long-lived assets, including trademarks;

•	estimation of expected customer merchandise returns;

•	estimation of the net deferred income tax asset valuation allowance;

•	estimation of gift card breakage;

•	estimation of our warrant liability; and

•	capitalization of deferred catalog costs and the estimated amount of future benefit to be derived from the catalogs.

Revenue Recognition – We record revenue for Stores at the point at which the customer receives and pays for the merchandise at the register.  For Direct sales, goods are shipped to the customer when payment is made and we record the revenue at the time that we estimate the customer receives the merchandise. We estimate and defer revenue and the related product costs for shipments that are in transit to the customer. Customers typically receive goods within a few days of shipment.  Outbound shipping charges billed to customers are included in net sales.  We record an allowance for estimated returns from our customers in the period of sale based on prior experience.  At July 27, 2013 and July 28, 2012, the allowance for estimated returns was $559,000 and $665,000, respectively.  If actual returns are greater than expected, additional sales returns may be recorded in the future.  Historically, management has found its return reserve to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Sales are recorded net of sales taxes collected from customers at the time of the transaction.

Merchandise Inventories – Stores inventories are valued at the lower of cost or market using the first-in, first-out (“FIFO”) method, and Direct inventories are valued at the lower of cost or market, on an average cost basis that approximates the FIFO method.  Stores and Direct inventories consist entirely of finished goods.  Freight costs are included in inventory and vendor allowances are recorded as a reduction in inventory cost.

These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations and gross margins. Markdowns are recorded when the sales value of the inventory has diminished.  Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends.  We reserve for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, and the age of the inventory.  If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.  Markdown allowances received from vendors are reflected as reductions to cost of sales in the period they are received if these allowances are received after goods have been sold or marked down.  When markdown allowances are received prior to the sale or markdown, the allowance will be recognized as a reduction in the cost basis of the inventory. Markdown allowances received from vendors and recorded as a reduction of the cost basis of the inventory were $34,000 and $223,000 as of July 27, 2013 and July 28, 2012, respectively. Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Inventory reserves were $939,000 and $628,000 at July 27, 2013 and July 28, 2012, respectively.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit.  The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally less than three months.  The realizability of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future gross profit of the related revenue.  Direct-response advertising costs of $370,000 and $564,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at July 27, 2013 and July 28, 2012, respectively. Management believes that they have appropriately determined the expected period of future benefit as of the date of our consolidated financial statements; however, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.

Impairment of Long-Lived Assets – We review long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows.  If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets.  The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance.  Management believes they have appropriately estimated future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required. For the year ended July 27, 2013, we recorded impairment charges for property and equipment of $2,184,000.  We did not record any impairment charges for the year ended July 28, 2012.

Intangible Assets – We have certain indefinite lived intangible assets, principally the Frederick’s of Hollywood trade name and domain names. Our intangible assets are comprised of $18,090,000 attributable to our trademarks and $169,000 to our domain names as of July 27, 2013 and July 28, 2012. Applicable accounting guidance requires us to not amortize indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred.  The fair value of the trademarks was determined using the relief-from-royalty method.  The relief-from-royalty method estimates the royalty expense that could be avoided in the operating business as a result of owning the respective asset or technology.  The royalty savings are measured, tax-effected and, thereafter, converted to present value with a discount rate that considers the risk associated with owning the intangible asset.  No impairment was present and no write-down was required when the trademarks were reviewed for impairment in connection with the annual impairment test.

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

The following table shows each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the consolidated financial statements included later in this report (in thousands, except for percentages, which percentages may not add due to rounding):

	Year Ended
	July 27, 2013		July 28, 2012
Net sales	$86,507	100.0%	$111,406	100.0%
Cost of goods sold, buying and occupancy	61,328	70.9%	69,782	62.6%
Gross profit	25,179	29.1%	41,624	37.4%
Selling, general and administrative expenses	42,968	49.7%	45,757	41.1%
Loss on abandonment	755	0.9%	-	-
Impairment of long-lived assets	2,184	2.5%	-	-
Operating loss	(20,728)	(24.0)%	(4,133)	(3.7)%
Other income/(expense)
Interest expense, net	(2,137)	(2.5)%	(2,224)	(2.0)%
Fair value gain on warrant	381	0.4%	-	-
Loss before income tax provision	(22,484)	(26.0)%	(6,357)	(5.7)%
Income tax provision	38	0.0%	75	0.1%
Net loss	(22,522)	(26.0)%	(6,432)	(5.8)%
Less: Preferred stock dividends	933		84
Net loss applicable to common shareholders	$(23,455)		$(6,516)

Fiscal Year 2013 Compared to Fiscal Year 2012

Our fiscal year is the 52- or 53-week period ending on the last Saturday in July. Our consolidated financial statements for fiscal years 2013 and 2012 consist of the 52-week periods ended July 27, 2013 and July 28, 2012, respectively.

Net Sales

Net sales for the year ended July 27, 2013 decreased to $86,507,000 as compared to $111,406,000 for the year ended July 28, 2012, and were as follows (in thousands, except for percentages):

	Year Ended
	July 27, 2013	July 28, 2012	Decrease	% of decrease from prior year
Stores	$56,530	$70,783	$(14,253)	(20.1)%
Direct (e-commerce and catalog)	27,405	35,819	(8,414)	(23.5)%
Licensing revenue	39	66	(27)	(40.9)%
Other revenue	2,533	4,738	(2,205)	(46.5)%
Total net sales	$86,507	$111,406	$(24,899)	(22.3)%

Total store sales for the year ended July 27, 2013 decreased by $14,253,000, or 20.1%, as compared to the year ended July 28, 2012. Comparable store sales for the year ended July 27, 2013 decreased by $10,581,000, or 16.7%, as compared to the year ended July 28, 2012. These decreases were primarily due to the following:

•	lower consumer traffic at our stores, which is primarily attributable to lower promotional activity relating to core intimate apparel products (bras, lingerie and corsets) during the year ended July 27, 2013 as compared to the prior year;

•	a reduction in the number of stores from 118 at July 28, 2012 to 113 at July 27, 2013;

•	lower sales of core intimate apparel products (bras, lingerie and corsets), which is primarily attributable to a reduction in inventory levels in these categories. Sales for these categories were also negatively impacted by the late delivery of products from our vendors due to slower payments; and

•	the poor performance of our expansion into non-core product categories (dresses, sportswear and shoes) relating to our merchandising strategy to provide a fuller array of products across a broader assortment of merchandise and price points. This poor performance was primarily due to financial constraints, which limited our ability to successfully market the new product categories.

Direct sales for the year ended July 27, 2013 decreased by $8,414,000, or 23.5%, as compared to the year ended July 28, 2012. This decrease is primarily attributable to mailing fewer catalogs during the year ended July 27, 2013 as compared to the prior year as part of our efforts to reduce catalog costs and reallocate resources to our digital marketing initiatives, as well as a reduction in the inventory levels of bras, lingerie and corsets, and the late delivery of products from our vendors due to slower payments.

Other revenue consists of shipping revenue, commissions earned on direct sell-through programs, breakage on gift cards, and product sales to our licensing partner in the Middle East. Other revenue for the year ended July 27, 2013 decreased by $2,205,000, or 46.5%, as compared to the year ended July 28, 2012. This decrease is primarily attributable to a decrease in shipping revenue of $1,217,000 due to an increase in online promotional shipping offers to stimulate sales in a retail environment with competitors frequently offering free shipping, and lower Direct sales. In addition, product sales to our licensing partner in the Middle East were $11,000 and $727,000 for the years ended July 27, 2013 and July 28, 2012, respectively. Due to the poor performance of our licensing initiatives to date, we are continuing to evaluate our long-term licensing strategy and explore ways in which to work with our remaining licensees, including our licensing partner in the Middle East, to increase revenues.

Gross Profit

Gross margin (gross profit as a percentage of net sales) for the year ended July 27, 2013 was 29.1% as compared to 37.4% for the year ended July 28, 2012. The largest contributors to the decrease in gross margin were the following:

•	Product costs as a percentage of sales increased by 3.7 percentage points for the year ended July 27, 2013 as compared to the year ended July 28, 2012. This increase in costs as a percentage of sales was due to an increase in promotional activity for the year ended July 27, 2013 as compared to the prior year. Vendor allowances decreased by $889,000 during the year ended July 27, 2013 as compared to the prior year; however, as a percentage of sales, vendor allowances increased to 5.0% of sales for the year ended July 27, 2013 from 4.7% of sales in the prior year.

•	All other costs included in cost of sales, including buying costs, store occupancy, store depreciation, freight and distribution costs, decreased by $3,111,000 for the year ended July 27, 2013 as compared to the year ended July 28, 2012. This decrease was primarily attributable to lower occupancy and depreciation costs as a result of fewer stores, headcount reductions resulting from streamlining the buying and merchandising departments and lower freight costs due to lower sales in the year ended July 27, 2013 as compared to the prior year. In addition, distribution costs decreased by $511,000 as a result of relocating our Stores distribution to a third party provider and reducing the size of our Phoenix, Arizona facility from 131,000 square feet to 37,000 square feet. As a percentage of sales, these costs increased by 4.4 percentage points for the year ended July 27, 2013 as compared to the year ended July 28, 2012 due to lower sales.

•	Other revenue decreased by $2,205,000, as described above, which had a negative impact on our gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended July 27, 2013 decreased by $2,789,000 to $42,968,000, or 49.7% of sales, from $45,757,000, or 41.1% of sales, for the year ended July 28, 2012. This decrease was primarily attributable to the following:

•	Expenses related to corporate overhead decreased by $773,000 to $10,130,000 for the year ended July 27, 2013 from $10,903,000 for the year ended July 28, 2012. This decrease was primarily due to a $1,078,000 decrease in salaries and salary related expenses, a $239,000 decrease in stock compensation expense and a $106,000 reduction in rent for our corporate office, partially offset by $203,000 in severance costs related to the termination of our former President, $270,000 in costs associated with outsourcing our customer contact center and Stores distribution to third party service providers and relocating Direct fulfillment and our data center, and an accrual of $650,000 for expenses in connection with the defense of two class action lawsuits.

•	Stores selling, general and administrative expenses decreased by $1,412,000 to $19,502,000 for the year ended July 27, 2013 from $20,914,000 for the year ended July 28, 2012. This decrease was primarily due to having fewer stores during fiscal year 2013 as compared to the prior year. This decrease was partially offset by an accrual of $690,000 for the costs associated with the termination of five unprofitable store leases.

•	Direct selling, general and administrative expenses decreased by $746,000 to $12,982,000 for the year ended July 27, 2013 from $13,728,000 for the year ended July 28, 2012. This decrease was primarily due to a $3,071,000 decrease in catalog and related expenses and lower credit card fees of $209,000 resulting from lower sales. This decrease was partially offset by a $1,804,000 increase in other marketing expenses related to our strategy to increase our digital marketing initiatives, as well as a net increase of $587,000 in costs related to operating our customer contact center, which has been outsourced to a third party provider.

•	Brand marketing expenses increased by $142,000 to $354,000 for the year ended July 27, 2013 from $212,000 for the year ended July 28, 2012.

Impairment of Long-lived Assets

We record impairment charges whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows. We believe that we appropriately estimated future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required. During the year ended July 27, 2013, we identified fifteen underperforming stores that we concluded were impaired due to sustained historical losses at those stores and recorded an impairment charge of $2,184,000 related to those stores. We did not record any impairment charges for the year ended July 28, 2012.

Loss on Abandonment

We recorded a charge for the year ended July 27, 2013 of $259,000 related to a portion of our Hollywood corporate office space that was vacated during the year ended July 27, 2013 and subleased to a third party.  In addition, we recorded a charge for the year ended July 27, 2013 of $496,000 related to our Phoenix, Arizona facility that previously housed our customer contact center, Stores distribution and data center.  During the year ended July 27, 2013, the customer contact center and Stores distribution were outsourced to third parties, the data center was relocated to an interim facility in Scottsdale, Arizona, and Direct fulfillment was relocated to a smaller area within the Phoenix facility.

Interest Expense

During the year ended July 27, 2013, interest expense on borrowings increased by $368,000 to $2,137,000 as compared to $1,769,000 for the year ended July 28, 2012. This increase resulted primarily from higher overall interest rates. In addition, for the year ended July 28, 2012, as a result of refinancing our prior revolving credit facility and term loan with the Salus Facility, we wrote off $375,000 of deferred financing costs and incurred an early termination fee of $80,000.

Income Tax Provision

Our income tax provision for the years ended July 27, 2013 and July 28, 2012 primarily represents minimum and net worth taxes due in various states. Due to the uncertainty of realization in future periods, no tax benefit has been recognized on the net losses for these years. Accordingly, a full valuation allowance has been established on the current loss and all net deferred tax assets existing at the end of the period, excluding the deferred tax liability related to intangible assets, which have an indefinite life.

Liquidity and Capital Resources

Cash Used in Operations

Net cash used in operating activities for the year ended July 27, 2013 was $13,126,000, resulting primarily from net losses for the year ended July 27, 2013 of $22,522,000, which includes amortization of deferred rent and tenant allowances of $501,000 and a gain related to a change in the fair value of a warrant recorded as a warrant liability of $381,000, partially offset by the following:

•	an increase in accounts payable and other accrued expenses of $3,611,000, which resulted from slower payments to vendors;

•	a non-cash impairment of long-lived assets of $2,184,000, which was due to the impairment of the property and equipment related to fifteen of our underperforming stores;

•	non-cash expenses of $1,672,000 for depreciation and amortization;

•	a decrease in inventory of $1,582,000, which primarily resulted from vendor allowances for unsold inventory; and

•	a charge for the abandonment of leases of $755,000.

Cash Used in Investing Activities

Cash used in investing activities for the year ended July 27, 2013 was $450,000.

Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended July 27, 2013 was $13,036,000, which resulted primarily from proceeds of $10,000,000 from the issuance of our Series B Convertible Preferred Stock and warrants and $5,000,000 from the increase in the FILO Advance under the Salus Facility, partially offset by net repayments under the Salus Facility of $1,278,000 and issuance costs of $626,000.

Salus Credit and Security Agreement

On May 31, 2012, we and our subsidiaries (collectively, the “Borrowers”) entered into the Credit Agreement with Salus, which originally provided the Borrowers with the Salus Facility in the amount of $24,000,000. On October 10, 2013, the Borrowers entered into a fourth amendment to the Credit Agreement to, among other things, increase the Salus Facility by $11,000,000 to $35,000,000. The fourth amendment is described in further detail below.

The Salus Facility includes a “first in last out” tranche, or FILO Advance, which consists of the first advances made under the Salus Facility and will be the last amounts repaid. On May 23, 2013, the Borrowers entered into a second amendment to the Credit Agreement to increase the principal balance of the FILO Advance from $9,000,000 to $14,000,000, which represents the “Tranche A-1 Advance” of the FILO Advance. On October 10, 2013, the Borrowers entered into a fourth amendment to the Credit Agreement to include a “Tranche A-2 Advance” of the FILO Advance, which is described below.

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

The unpaid principal of the Tranche A-1 Advance bears interest, payable monthly, in arrears, at the 30-day LIBOR rate plus 11.5%, but not less than 12.0% regardless of fluctuations in the LIBOR rate (12.0% at July 27, 2013). Up to 2.5% of the interest payable on the Tranche A-1 Advance will be capitalized, compounded and added to the unpaid amount of the obligations each month, will accrue interest at the rate applicable to the Tranche A-1 Advance and will be due and payable in cash upon the expiration or other termination of the Salus Facility. At July 27, 2013, $14,068,000 was outstanding under the Tranche A-1 Advance.

The unpaid principal of advances other than the FILO Advance bears interest, payable monthly, in arrears, at the Prime rate plus 4.0%, but not less than 7.0%, regardless of fluctuations in the Prime rate (7.25% at July 27, 2013). On July 25, 2013, the Borrowers entered into a third amendment to the Credit Agreement to remove the minimum excess availability requirement until October 31, 2013. The third amendment also provided that through October 31, 2013, the initial $1,500,000 of the outstanding balance of advances other than the FILO Advance would bear interest at 20.0% per annum, and thereafter at no less than 7.0% per annum. As described below, on October 10, 2013, the Borrowers entered into a fourth amendment to the Credit Agreement which, among other things, reinstated the $1,500,000 minimum excess availability requirement effective October 10, 2013. At July 27, 2013, $6,078,000 of advances other than the FILO Advance was outstanding.

The obligations of the Borrowers under the Credit Agreement are secured by first priority security interests in all of the Borrowers’ tangible and intangible property, including intellectual property such as trademarks and copyrights, as well as shares and membership interests of our subsidiaries.

In connection with the closing of the Salus Facility, the Borrowers paid Salus an origination fee of $465,000, 50% of which was paid at the closing and 50% of which was paid on the first anniversary of the closing. The Credit Agreement also provides for certain customary fees to be paid to Salus, including: (i) a monthly fee on the unused portion of the Salus Facility; (ii) a monthly collateral monitoring fee; and (iii) an annual FILO facility fee based on the then-outstanding FILO Advance.

The Credit Agreement and other loan documents contain customary representations and warranties, affirmative and negative covenants and events of default, including covenants that restrict the Borrowers’ ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, incur certain lease obligations, pay cash dividends, redeem or repurchase outstanding equity and issue capital stock. In lieu of financial covenants, fixed charge coverage and overall debt ratios, the Salus Facility has a $1,500,000 minimum availability reserve requirement, which was waived effective July 25, 2013 and reinstated effective October 10, 2013. At July 27, 2013, the Borrowers were in compliance with the Salus Facility’s affirmative and restrictive covenants and minimum availability reserve requirement.

On October 10, 2013, the Borrowers entered into a fourth amendment to the Credit Agreement to, among other things, increase the Salus Facility by $11,000,000 to $35,000,000. The $11,000,000 represents the Tranche A-2 Advance of the FILO Advance, with $5,000,000 having been advanced on October 10, 2013 and the remaining $6,000,000 to be advanced upon the consummation of a proposed merger to be effected as part of a going private transaction that, if consummated, will result in our becoming wholly owned by the Consortium Members. The $5,000,000 advance is to be repaid on April 10, 2014 if the merger is not consummated by that date, or on May 31, 2015 if the merger is consummated on or before April 10, 2014. The $6,000,000 advance, if made, plus any additional amount that Salus may elect to advance in its sole discretion, is to be repaid on May 31, 2015.

The unpaid principal of the Tranche A-2 Advance bears interest, payable monthly, in arrears, at the 30-day LIBOR rate plus 11.5%, but not less than 14.0% regardless of fluctuations in the LIBOR Rate. Following the consummation of the proposed merger described above, so long as no event of default has occurred and is continuing, an amount equal to 6.0% of the interest payable on the Tranche A-2 Advance (or such lesser amount as the Borrowers elect) will be capitalized, compounded and added to the unpaid amount of the obligations each month, will accrue interest at the rate applicable to the Tranche A-2 Advance and will be due and payable in cash upon the expiration or other termination of the Salus Facility. The initial $5,000,000 advance will be used for general corporate purposes and the $6,000,000 advance, if made, is to be used for fees, expenses, costs and obligations incurred by Borrowers in connection with the merger.

The fourth amendment also provides that, at the Borrowers’ request, the Salus Facility may be permanently increased by up to $4,000,000, either in two $2,000,000 advances or one $4,000,000 advance, subject to Salus’ prior written consent, which may be given or denied in Salus’ sole discretion, and conditioned upon (A) Salus’ receipt and approval of a revised business plan, (B) the absence of any default or event of default under the Credit Agreement, (C) payment of an accordion fee to Salus equal to 1.0% of such increase in the Salus Facility and (D) the execution of documents necessary to evidence any such increase in form and substance acceptable to Salus.

In connection with the fourth amendment, the Borrowers and Salus entered into a Supplemental Fee Letter that provides for the accordion fee described above, as well as a Tranche A-2 origination fee in an amount equal to the greater of (i) $110,000, or (ii) 1.0% of the aggregate portion of the $11,000,000 increase funded by Salus, of which $50,000 was paid on October 10, 2013 and the balance ($60,000 plus 1.0% of any incremental amount elected to be advanced by Salus in its sole discretion) to be due and payable on the earliest of (A) the date on which Salus funds the balance of the advances to Borrowers in connection with the consummation of the merger, (B) an event of default under the Credit Agreement, or (C) April 10, 2014 if the merger has not occurred by such date.

Amounts repaid on account of the principal balance of the Salus Facility shall be applied first, to reduce the principal balance of the advances other than the FILO Advance until paid in full, second, to reduce the principal balance of the Tranche A-1 Advance of the FILO Advance until paid in full, and third, against the Tranche A-2 Advance of the FILO Advance.

Series A Convertible Preferred Stock Transaction

On May 23, 2012, we sold 50,000 shares of Series A Convertible Preferred Stock with a stated value of $100 per share to TTG Apparel, which together with its affiliate, Tokarz Investments, are significant shareholders of the Company. We also issued to TTG Apparel three, five and seven-year warrants, each to purchase 500,000 shares of common stock, at exercise prices of $0.45, $0.53 and $0.60 per share (“Warrants”). The Warrants are exercisable for cash or on a cashless basis, at TTG Apparel’s option. We received gross proceeds of $5,000,000, which, as required by the terms of the Series A Convertible Preferred Stock purchase agreement, was used to settle vendor accounts payable.

The terms of the Series A Convertible Preferred Stock and Warrants are described in Note 8 – Series A Convertible Preferred Stock Transaction, included in the notes to the consolidated financial statements appearing later in this report.

Series B Convertible Preferred Stock Transaction

On March 15, 2013, we sold 100,000 shares of Series B Convertible Preferred Stock with a stated value of $100 per share to Five Island, a subsidiary of Harbinger Group Inc., receiving gross proceeds of $10,000,000. We also issued to Five Island six separate warrants to purchase up to an aggregate of 10,246,477 shares of common stock, 69,500 of which have expired. Five of the warrants may be exercised to purchase up to an aggregate of 4,708,850 shares of common stock at exercise prices ranging from $0.67 to $1.21 per share (“Corresponding Warrants”) and one of the warrants may be exercised to purchase up to 5,468,127 shares of common stock at an exercise price of $0.01 per share (“Series A Preferred Stock Coverage Warrant”). These warrants are exercisable by Five Island only upon a corresponding exercise or conversion of specified outstanding securities, as set forth in the warrants. The Corresponding Warrants were valued at $366,000 using the Black-Scholes model and, which was recorded as an increase to additional paid in capital. The Series A Preferred Stock Coverage Warrant was valued using a binomial lattice model and recorded as a warrant liability.

On September 27, 2013, the Series B Convertible Preferred Stock, Corresponding Warrants and Series A Preferred Stock Coverage Warrant were sold and transferred by Five Island to HGI Funding.

The terms of the Series B Convertible Preferred Stock are described in Note 9 – Series B Convertible Preferred Stock Transaction, included in the notes to the consolidated financial statements appearing later in this report.

Future Financing Requirements

On September 26, 2013, our board of directors received a non-binding proposal from the Consortium Members, pursuant to which the Consortium Members proposed to acquire all of the outstanding shares of our common stock not currently owned by them at a proposed price of $0.23 per share as part of a going private transaction, subject to certain conditions.

On October 10, 2013, our Credit Agreement with Salus was amended to increase the Salus Facility by $11,000,000, from $24,000,000 to $35,000,000, with $5,000,000 having been advanced on October 10, 2013 and the remaining $6,000,000 to be advanced upon the consummation of a proposed merger to be effected as part of the going private transaction referenced above. The $5,000,000 advance is to be repaid on April 10, 2014 if the merger is not consummated by that date, or on May 31, 2015 if the merger is consummated on or before April 10, 2014.

If we are unsuccessful in consummating the going private transaction with the Consortium Members, we will need to raise additional capital through debt or equity financings, strategic relationships or other arrangements. Additional financing may not be available in amounts or on terms acceptable to us or at all, and if available, may be at prices and on terms that may not be as favorable as they would be without a going concern qualification. The foregoing could negatively impact our results of operations.

We expect our capital expenditures for fiscal year 2014 to be less than $1,500,000, primarily for improvements to our information technology systems, expenditures to support our website initiatives, store refurbishment costs, and other general corporate expenditures.

Off Balance Sheet Arrangements

We are not a party to any material off-balance sheet financing arrangements except as described in Note 11 – Commitments and Contingencies, included in the notes to the consolidated financial statements appearing later in this report.

Effect of New Accounting Standards

See Note 2 – Summary of Significant Accounting Policies, included in the notes to the consolidated financial statements appearing later in this report for a discussion of recent accounting developments and their impact on our consolidated financial statements. There have been no recently issued accounting updates that had a material impact on our consolidated financial statements for the year ended July 27, 2013 or are expected to have an impact in the future.

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

Borrowings under the Salus Facility (excluding the FILO advance) for the year ended July 27, 2013 peaked at $10,034,000 and the average borrowing during the period was approximately $6,798,000.  As of July 27, 2013, the total amount outstanding under the Salus Facility (excluding the FILO advance) was $6,078,000.  An increase or decrease in the interest rate by 100 basis points from the total loan balance of the Salus Facility (excluding the FILO advance) at July 27, 2013 would have increased or decreased annual interest expenses by approximately $61,000.  Borrowings under the FILO Advance for the year ended July 27, 2013 peaked at $14,068,000 and the average borrowing during the period was approximately $10,361,000. As of July 27, 2013, the total amount outstanding under the FILO Advance was $14,068,000.  An increase or decrease in the interest rate by 100 basis points from the total loan balance of the FILO Advance at July 27, 2013 would have increased or decreased annual interest expenses by approximately $141,000.

Foreign Currency Risks

We buy products from a significant number of domestic vendors who enter into purchase obligations outside of the U.S. All of our product purchase orders are negotiated and settled in U.S. dollars. Therefore, we have no exposure to foreign currency exchange risks. However, fluctuations in foreign currency rates could have an impact on our future purchases.

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

Item	Page

Report of Independent Registered Public Accounting Firm	25

Consolidated Balance Sheets at July 27, 2013 and July 28, 2012	26

Consolidated Statements of Operations for the years ended July 27, 2013 and July 28, 2012	27

Consolidated Statements of Shareholders’ Equity (Deficiency) for the years ended July 27, 2013 and July 28, 2012	28

Consolidated Statements of Cash Flows for the years ended July 27, 2013 and July 28, 2012	29-30

Notes to Consolidated Financial Statements	31-50

Financial Statement Schedule:

For the fiscal years ended July 27, 2013 and July 28, 2012:
II – Valuation and Qualifying Accounts	51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Frederick’s of Hollywood Group Inc.

We have audited the accompanying consolidated balance sheets of Frederick’s of Hollywood Group Inc. and subsidiaries as of July 27, 2013 and July 28, 2012 and the related consolidated statements of operations, shareholders’ equity (deficiency) and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at item 15 for the years ended July 27, 2013 and July 28, 2012. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Frederick’s of Hollywood Group Inc. and subsidiaries at July 27, 2013 and July 28, 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from continuing operations, has negative cash flows from operations, has a working capital and a shareholders’ deficiency at July 27, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann CPAs
(The New York Practice of Mayer Hoffman McCann P.C.)
New York, New York
October 25, 2013

FREDERICK’S OF HOLLYWOOD GROUP INC.

CONSOLIDATED BALANCE SHEETS

JULY 27, 2013 AND JULY 28, 2012

(In Thousands, Except Share Data)

	July 27,	July 28,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash	$201	$741
Accounts receivable	926	997
Merchandise inventories	11,333	12,915
Prepaid expenses and other current assets	815	952
Deferred income tax assets	93	48
Total current assets	13,368	15,653
PROPERTY AND EQUIPMENT, Net	3,196	6,806
INTANGIBLE ASSETS	18,259	18,259
OTHER ASSETS	1,376	756
TOTAL ASSETS	$36,199	$41,474

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Revolving credit facilities	$6,078	$7,356
Accounts payable and other accrued expenses	19,639	14,623
Total current liabilities	25,717	21,979
DEFERRED RENT AND TENANT ALLOWANCES	3,006	3,887
TERM LOANS	14,068	9,039
DEFERRED INCOME TAX LIABILITIES	7,397	7,352
WARRANT LIABILITY	3,402	-
OTHER	10	-
TOTAL LIABILITIES	53,600	42,257
COMMITMENTS AND CONTINGENCIES (NOTES 7 AND 11)	-	-
SHAREHOLDERS’ DEFICIENCY:
Preferred stock, $.01 par value – authorized, 10,000,000 shares at July 27, 2013 and July 28, 2012
Series B Convertible Preferred stock, 104,545 and 0 shares issued and outstanding at July 27, 2013 and July 28, 2012, with a stated value of $100	6,306	-
Series A Convertible Preferred stock, 55,625 and 50,838 shares issued and outstanding at July 27, 2013 and July 28, 2012, with a stated value of $100	5,562	5,084
Common stock, $.01 par value – authorized, 200,000,000 shares at July 27, 2013 and July 28, 2012; issued and outstanding 39,167,699 shares at July 27, 2013 and 38,964,891 shares at July 28, 2012	392	390
Additional paid-in capital	88,334	88,283
Accumulated deficit	(117,995)	(94,540)
TOTAL SHAREHOLDERS’ DEFICIENCY	(17,401)	(783)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$36,199	$41,474

See notes to consolidated financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JULY 27, 2013 AND JULY 28, 2012

(In Thousands, Except Per Share Amounts)

	Year Ended
	July 27, 2013	July 28, 2012

Net sales	$86,507	$111,406
Cost of goods sold, buying and occupancy	61,328	69,782
Gross profit	25,179	41,624
Selling, general and administrative expenses	42,968	45,757
Loss on abandonment	755	-
Impairment of long-lived assets	2,184	-
Operating loss	(20,728)	(4,133)
Other income/(expense)
Interest expense	(2,137)	(2,224)
Fair value gain on warrant	381	-
Loss before income tax provision	(22,484)	(6,357)
Income tax provision	38	75
Net loss	(22,522)	(6,432)
Less: Preferred stock dividends	933	84
Net loss applicable to common shareholders	$(23,455)	$(6,516)
Basic and diluted net loss per share applicable to common shareholders	$(.60)	$(.17)

Weighted average shares outstanding – basic and diluted	39,043	38,844

See notes to consolidated financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

YEARS ENDED JULY 27 2013 AND JULY 28, 2012

(In Thousands, Except Share Amounts)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, JULY 30, 2011	-	$-	38,637,363	$386	$87,797	$(88,024)	$159
Net loss	-	-	-	-	-	(6,432)	(6,432)
Stock based compensation	-	-	-	-	504	-	504
Issuance of preferred stock, issuance costs of $63	50,838	5,000	-	-	(63)	-	4,937
Issuance of common stock	-	-	230,000	3	(3)	-	-
Issuance of common stock for directors’ fees	-	-	119,528	1	48	-	49
Forfeitures of restricted shares	-	-	(22,000)	-	-	-	-
Accrued dividend on preferred stock		84	-	-	-	(84)	-
BALANCE, JULY 28, 2012	50,838	5,084	38,964,891	390	88,283	(94,540)	(783)
Net loss	-	-	-	-	-	(22,522)	(22,522)
Stock based compensation	-	-	-	-	269	-	269
Issuance of preferred stock and warrants, issuance costs of $626	100,000	5,851	-	-	(261)	-	5,590
Issuance of preferred stock dividends	9,332	933	-	-	-	(933)	-
Issuance of common stock	-	-	25,000	-	-	-	-
Issuance of common stock for directors’ fees	-	-	196,808	2	43	-	45
Forfeitures of restricted shares	-	-	(19,000)	-	-	-	-
BALANCE, JULY 27, 2013	160,170	$11,868	39,167,699	$392	$88,334	$(117,995)	$(17,401)

See notes to consolidated financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JULY 27, 2013 AND JULY 28, 2012

(In Thousands)

	July 27,	July 28,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,522)	$(6,432)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,672	2,460
Stock-based compensation expense	314	553
Fair value gain on warrant	(381)	-
Impairment of long-lived assets	2,184	-
Loss on disposal of property, plant and equipment	10	-
Loss on abandonment	755	-
Amortization of deferred financing costs	252	218
Write-off of deferred financing costs	-	375
Non-cash interest on term loans	29	613
Amortization of deferred rent and tenant allowances	(501)	(862)
Changes in operating assets and liabilities:
Accounts receivable	135	217
Merchandise inventories	1,582	1,901
Prepaid expenses and other current assets	137	1,156
Income tax receivable	-	51
Other assets	(403)	47
Accounts payable and other accrued expenses	3,611	(6,571)
Net cash used in operating activities of discontinued operations	-	(297)
Net cash used in operating activities	(13,126)	(6,571)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(259)	(312)
Tenant allowances	98	-
Payment of security deposit	(289)	-
Net cash used in investing activities	(450)	(312)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facilities	(1,278)	1,941
Repayment of term loan	-	(8,121)
Proceeds from term loan	5,000	9,000
Proceeds from the issuance of preferred stock and warrants	10,000	5,000
Payment of issuance costs	(626)	(63)
Repayment of capital lease obligation	(10)	(59)
Payment of deferred financing costs	(50)	(522)
Net cash provided by financing activities	13,036	7,176
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(540)	293
CASH AND CASH EQUIVALENTS:
Beginning of period	741	448
End of period	$201	$741

(Continued)

FREDERICK’S OF HOLLYWOOD GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JULY 27, 2013 AND JULY 28, 2012

(In Thousands)

	Year Ended
	July 27, 2013	July 28, 2012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$1,813	$1,888
Taxes	$30	$48

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

The Company’s most significant areas of estimation and assumption are:

•	determination of the appropriate amount and timing of markdowns to clear unproductive or slow-moving retail inventory and overall inventory obsolescence;

•	estimation of future cash flows used to assess the recoverability of long-lived assets, including trademarks;

•	estimation of expected customer merchandise returns;

•	estimation of the net deferred income tax asset valuation allowance;

•	estimation of gift card breakage;

•	estimation of our warrant liability; and

•	capitalization of deferred catalog costs and the estimated amount of future benefit to be derived from the catalogs.

Fiscal Year – The Company’s fiscal year is the 52- or 53-week period ending on the last Saturday in July.  The Company’s consolidated financial statements for fiscal years 2013 and 2012 consist of the 52-week period ended July 27, 2013 and the 52-week period ended July 28, 2012, respectively.

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

Accounts Receivable – The Company’s accounts receivable is comprised primarily of amounts due from commercial credit card companies such as Visa, MasterCard, and American Express, which are generally received within a few days of the related transaction, so a reserve is not considered necessary.  Credit card receivables were $800,000 and $880,000 at July 27, 2013 and July 28, 2012, respectively.

Merchandise Inventories – Stores inventories are valued at the lower of cost or market using the first-in, first-out (“FIFO”) method, and Direct inventories are valued at the lower of cost or market, on an average cost basis that approximates the FIFO method.  Stores and Direct inventories consist entirely of finished goods.  Freight costs are included in inventory and vendor allowances are recorded as a reduction in inventory cost.

These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations and gross margins.  Markdowns are recorded when the sales value of the inventory has diminished.  Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends.  The Company reserves for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, and the age of the inventory.  If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.  Markdown allowances received from vendors are reflected as reductions to cost of sales in the period they are received if these allowances are received after goods have been sold or marked down.  When markdown allowances are received prior to the sale or markdown, the allowance will be recognized as a reduction in the cost basis of the inventory. Markdown allowances received from vendors and recorded as a reduction of the cost basis of the inventory were $34,000 and $223,000 as of July 27, 2013 and July 28, 2012, respectively. Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Inventory reserves were $939,000 and $628,000 at July 27, 2013 and July 28, 2012, respectively.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit.  The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally less than three months.  The realizability of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future gross profit of the related revenue.  Direct-response advertising costs of $370,000 and $564,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at July 27, 2013 and July 28, 2012, respectively. Management believes that they have appropriately determined the expected period of future benefit as of the date of the Company’s consolidated financial statements; however, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.  Direct-response advertising expense for the years ended July 27, 2013 and July 28, 2012 were $3,888,000 and $6,811,000, respectively.

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

Deferred Financing Costs – Deferred financing costs are amortized using the straight-line method over the terms of the related debt agreements, which approximate the effective interest method. Amortization of deferred financing costs were $252,000 and $218,000 for the years ended July 27, 2013 and July 28, 2012, respectively, and were included in interest expense in the accompanying consolidated statements of operations.  In addition, during the year ended July 28, 2012, deferred financing costs of $375,000 were written off as a result of refinancing the Company’s prior revolving credit facility and term loan with the Salus Facility (defined below in Note 7).

Impairment of Long-Lived Assets – The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows.  If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets.  The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance. Management believes they have appropriately estimated future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required.  The Company recorded impairment charges related to underperforming retail stores in the accompanying consolidated statements of operations of $2,184,000 for the year ended July 27, 2013 and did not record impairment charges for the year ended July 28, 2012.

Intangible Assets – The Company has certain indefinite lived intangible assets, principally the Frederick’s of Hollywood trade name and domain names.  The Company’s intangible assets are comprised of $18,090,000 attributable to its trademark and $169,000 to its domain names as of July 27, 2013 and July 28, 2012. Applicable accounting guidance requires the Company to not amortize indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred.  The fair value of the trademarks was determined using the relief-from-royalty method.  The relief-from-royalty method estimates the royalty expense that could be avoided in the operating business as a result of owning the respective asset or technology.  The royalty savings are measured, tax-effected and, thereafter, converted to present value with a discount rate that considers the risk associated with owning the intangible asset.  No impairment was present and no write-down was required when the trademarks were reviewed for impairment in connection with the annual impairment test.

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

Fair Value of Financial Instruments – The Company’s management believes the carrying amounts of cash, accounts receivable, the Salus Facility, accounts payable and accrued expenses approximate fair value due to their short maturities. The carrying amount of the revolving line of credit portion of the Salus Facility approximates fair value, as these borrowings have variable rates that reflect currently available terms and conditions for similar debt. The Company believes the long-term loan portion of the Salus Facility approximates fair value because the transaction contemplated by the financing agreement relating to this debt was amended on May 23, 2013 under similar financial terms.

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

The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value of the Company’s warrant liability (as defined below in Note 10) was estimated using the binomial lattice model.

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

Revenue Recognition – The Company records revenue for Stores at the point at which the customer receives and pays for the merchandise at the register.  For Direct sales, goods are shipped to the customer when payment is made and the Company records the revenue at the time it estimates that the customer receives the merchandise. The Company estimates and defers revenue and the related product costs for shipments that are in transit to the customer. Customers typically receive goods within a few days of shipment.  Outbound shipping charges billed to customers are included in net sales.  The Company records an allowance for estimated returns from its customers in the period of sale based on prior experience.  At July 27, 2013 and July 28, 2012, the allowance for estimated returns was $559,000 and $665,000, respectively.  If actual returns are greater than expected, additional sales returns may be recorded in the future. Historically, management has found its return reserve to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Sales are recorded net of sales taxes collected from customers at the time of the transaction.

The Company records other revenue for shipping revenue, commissions earned on direct sell-through programs  on a net basis as the Company acts as an agent on behalf of the related vendor, breakage on gift cards and product sales to its license partner in the Middle East.  Product sales to the Company’s license partner are recognized upon delivery to the partner’s freight forwarder. For the years ended July 27, 2013 and July 28, 2012, total other revenue recorded in net sales in the accompanying consolidated statements of operations were $2,533,000 and $4,738,000, respectively.

Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreements. Licensing revenue recorded in net sales in the accompanying consolidated statements of operations was $39,000 and $66,000 for the years ended July 27, 2013 and July 28, 2012, respectively.

The Company recognizes the sales from gift cards, gift certificates, and store credits (“Gift Cards and Credits”) as they are redeemed for merchandise. Prior to redemption, the Company maintains a deferred revenue liability for Gift Cards and Credits until the Company is released from such liability. The Company’s Gift Cards and Credits do not have expiration dates; however, over time, a percentage of them are not redeemed or recovered (“breakage”). Prior to July 30, 2011, the Company had not recorded breakage, however, based upon its initial evaluation using historical redemption trend data, the Company determined that the likelihood of the redemption of certain unredeemed Gift Cards and Credits is remote and the Company has adjusted its deferred revenue liability to record breakage for these Gift Cards and Credits. Breakage has been recorded in net sales and for the year ended July 27, 2013 and July 28, 2012 of $84,000 and $85,000, respectively.  The Company continues to evaluate its historical redemption trends.  If these trends ultimately differ from the assumptions underlying the Company’s breakage adjustments, or the Company’s future experience indicates the likelihood of redemption becomes remote at a different point in time after issuance, the Company may recognize further adjustments to its accruals for such deferred revenue, which could have an effect on the Company’s net sales and results of operations.

Costs of Goods Sold, Buying, and Occupancy – The Company’s costs of goods sold, buying, and occupancy includes the cost of merchandise, freight from vendors, shipping and handling, payroll and benefits for the design, buying, and merchandising personnel, warehouse and distribution, and store occupancy costs. Store occupancy costs include rent, deferred rent, common area maintenance, utilities, real estate taxes, and depreciation. Markdown allowances received from vendors are reflected as reductions to cost of sales in the period they are received if these allowances are received after goods have been sold or marked down.  When a markdown allowance is received prior to the sale or mark down of the merchandise, the allowance will be recognized as a reduction in the cost basis of the inventory.  The Company recognized markdown allowances of $4,205,000 and $5,094,000 for the years ended July 27, 2013 and July 28, 2012, respectively.

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

Advertising Costs – Costs associated with advertising, excluding direct-response advertising, and including in-store signage and promotions, are charged to operating expense when the advertising first takes place. For the years ended July 27, 2013 and July 28, 2012, the Company recorded advertising costs of approximately $4,840,000 and $3,515,000, respectively.

Net Loss Per Share – Basic and diluted net loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period.

Supplemental Disclosure of Non-cash Financing Transactions – The Company had outstanding accounts payable and accrued expenses of $201,000 at July 27, 2013 and $29,000 at July 28, 2012 relating to purchases of property and equipment.

During the year ended July 27, 2013, the Salus Facility was amended to increase the principal amount of the FILO Advance from $9,000,000 to $14,000,000. With the execution of the amendment, the Company had $120,000 in accrued financing fees. During the year ended July 28, 2012, the Company entered into the Credit Agreement (defined below in Note 7) relating to the Salus Facility and had $266,000 in accrued financing fees at July 28, 2012. During the year ended July 28, 2012, the Company incurred a $20,000 fee in connection with amending its prior term loan that was added to the principal and included in deferred financing costs.

During the year ended July 27, 2013, the Company accrued dividends of $479,000 on its Series A Convertible Preferred Stock and dividends of $454,000 on its Series B Convertible Preferred Stock. During the year ended July 28, 2012, the Company accrued dividends of $84,000 on its Series A Convertible Preferred Stock (See Notes 8 and 9).

Segment Reporting – The Company has one reportable segment representing the aggregation of its two operating segments (Stores and Direct), based on their similar economic characteristics, products, and target customers.

Concentrations – The Company had three major vendors that individually exceeded 10% of total purchases in fiscal years 2013 and 2012. These suppliers combined represented approximately 46% and 45% for fiscal years 2013 and 2012, and individually accounted for approximately 22%, 13% and 11% and 17%, 16% and 12% of total purchases in fiscal years 2013 and 2012, respectively. The Company does not believe that the loss of any one of these vendors would adversely impact its operations. However, due to the Company’s liquidity issues, the Company has had difficulty developing relationships with new vendors to source and manufacture its merchandise.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment (“ASU No. 2012-02”).  ASU No. 2012-02 gives companies testing indefinite-lived intangible assets for impairment the option of performing a qualitative assessment before calculating the fair value of the indefinite-lived intangible asset in a quantitative impairment test.  If companies determine, based on qualitative factors, that the fair value of the intangible asset is more likely than not less than the carrying amount, the quantitative impairment test would be required.  Otherwise, further testing would not be needed.  ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption was permitted, including for annual and interim impairment tests performed as of a date before July 28, 2012 if the financial statements for the most recent or interim period had not yet been issued.  The Company adopted ASU No. 2012-02 in the fourth quarter of fiscal year 2012.  The application of ASU 2012-02 did not have an impact on the Company’s consolidated financial statements.

3.	GOING CONCERN

The Company had net losses of $23,455,000 and $6,516,000 for the years ended July 27, 2013 and July 28, 2012. As of July 27, 2013, the Company had a working capital deficiency of $12,349,000 and a shareholder’s deficiency of $17,401,000. The Company used cash of $13,126,000 and $6,571,000 in operating activities for the years ended July 27, 2013 and July 28, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

On September 26, 2013, the Company’s board of directors received a non-binding proposal from the Consortium Members, pursuant to which the Consortium Members proposed to acquire all of the outstanding shares of the Company’s common stock not currently owned by them at a proposed price of $0.23 per share as part of a going private transaction, subject to certain conditions (see Note 15).

On October 10, 2013, the Company’s Credit Agreement was amended to increase the Salus Facility by $11,000,000, from $24,000,000 to $35,000,000, with $5,000,000 having been advanced on October 10, 2013 and the remaining $6,000,000 to be advanced upon the consummation of a proposed merger to be effected as part of the going private transaction referenced above. The $5,000,000 advance is to be repaid on April 10, 2014 if the merger is not consummated by that date, or on May 31, 2015 if the merger is consummated on or before April 10, 2014 (see Note 7).

If the Company is unsuccessful in consummating the going private transaction with the Consortium Members, the Company will need to raise additional capital through debt or equity financings, strategic relationships or other arrangements. Additional financing may not be available in amounts or on terms acceptable to the Company or at all, and if available, may be at prices and on terms that may not be as favorable as they would be without a going concern qualification. The foregoing could negatively impact the Company’s results of operations.

4.	PROPERTY AND EQUIPMENT

Property and equipment at July 27, 2013 and July 28, 2012 consist of the following (in thousands):

	July 27, 2013	July 28, 2012
Furniture and fixtures	$3,446	$4,760
Computer equipment and software	4,650	5,020
Leasehold improvements.	10,987	17,009
Construction in progress	200	8
	19,283	26,797
Less accumulated depreciation and amortization	16,087	19,991
Property and equipment – net	$3,196	$6,806

5.	ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses at July 27, 2013 and July 28, 2012 consist of the following (in thousands):

	July 27, 2013	July 28, 2012
Accounts payable	$10,324	$6,875
Accrued payroll and benefits	835	1,182
Accrued vacation	1,021	914
Deferred revenue from gift cards, gift certificates, and store credits	1,380	1,428
Return reserves	559	665
Deferred revenue	364	328
Sales and other taxes payable	553	541
Miscellaneous accrued expense and other	4,603	2,690
Total	$19,639	$14,623

6.	INCOME TAXES

The provision for income taxes on continuing operations for the years ended July 27, 2013 and July 28, 2012 consists of the following (in thousands):

	Year Ended
	July 27, 2013	July 28, 2012
Current:
Federal	$-	$-
State	38	75
Foreign	-	-
Total current income tax expense	$38	$75

Deferred:
Federal	$-	$-
State	-	-
Total deferred income tax expense	$-	$-
Total income tax expense	$38	$75

Reconciliations of the provision for income taxes on continuing operations to the amount of the provision that would result from applying the federal statutory rate of 35% to loss before provision for income taxes on continuing operations for the years ended July 27, 2013 and July 28, 2012 are as follows:

	Year Ended
	July 27, 2013	July 28, 2012
Provision for income taxes at federal statutory rate	35.0%	35.0%
Surtax benefit	(1.0)	(1.0)
State income taxes – net of federal income tax benefit	3.9	3.9
Other nondeductible expense	0.1	(0.2)
Valuation allowance	(38.2)	(38.9)
Effective tax rate	(0.2)%	(1.2)%

The major components of the Company’s net deferred income tax liability at July 27, 2013 and July 28, 2012, inclusive of deferred income taxes related to continuing and discontinued operations, are as follows (in thousands):

	July 27, 2013	July 28, 2012
Deferred tax assets:
Merchandise inventories	$1,163	$1,078
Net operating loss and other tax attribute carryforwards	31,953	23,919
Accrued vacation and bonuses	335	309
Deferred rent	914	1,230
Deferred revenue	392	401
Stock based compensation	1,605	1,755
Difference between book and tax basis of fixed assets	1,275	296
Other	883	531
Valuation allowance	(37,748)	(29,161)
	772	358
Deferred tax liabilities:
Trademark	(7,236)	(7,236)
Other	(840)	(426)
	(8,076)	(7,662)
Net deferred income tax liability	$(7,304)	$(7,304)

As a result of cumulative losses, management concluded that it is not more likely than not that the Company will realize certain deferred income tax assets. As a result, the Company established a valuation allowance in fiscal years 2013 and 2012 to reduce the deferred income tax assets to an amount expected to be realized. The amount of deferred tax assets expected to be realized is equal to the Company’s deferred tax liabilities excluding the deferred tax liabilities on trademarks and domain names which are not expected to reverse in the same periods as the deferred tax assets. Therefore, as of July 27, 2013 and July 28, 2012, valuation allowances have been recorded in the amounts of $37,748,000 and $29,161,000, respectively. The valuation allowance increased by $8,587,000 and $2,471,000 for the years ended July 27, 2013 and July 28, 2012, respectively.

The Company has a federal net operating loss carryforward for financial reporting purposes of $79,884,000 at July 27, 2013 that will expire from 2024 to 2033. The Company also has state net operating loss carryforwards in various states that have different expiration dates depending on the state.

Section 382 of the Internal Revenue Code (“Section 382”) contains provisions that may limit the availability of net operating carryforwards to be used to offset taxable income in any given year upon the occurrence of certain events, including significant changes in ownership interests. Under Section 382, an ownership change that triggers potential limitations on net operating loss carryforwards occurs when there has been a greater than 50% change in ownership interest by shareholders owning 5% or more of a company over a period of three years or less. Based on management’s analysis, the Company concluded that it underwent an ownership change under Section 382 with respect to the Series B convertible preferred stock transaction on March 15, 2013 and, as a result, net operating loss carryforwards incurred in periods prior to the investment will be subject to annual limitations. The Company underwent a change in control under Section 382 with respect to the acquisition of Movie Star, Inc. (“Movie Star”) on January 28, 2008, and FOH Holdings, Inc., one of the Company’s subsidiaries (“FOH Holdings”), had an ownership change on March 3, 2005. These ownership changes resulted in Section 382 limitations applying to federal net operating loss carryforwards generated by the Company and FOH Holdings prior to those dates. The Company’s management estimates that all of the pre-ownership change net operating loss carryforwards are greater than the aggregate Section 382 annual limitations that will be available over the remaining carryforward period. The Company is evaluating the Section 382 annual limitation that will be available as a result of the March 15, 2013 ownership change; however, the Company does not expect to be able to fully utilize the pre-ownership change net operating loss carryforwards or the full amount of the $79,884,000 in net operating loss carryforwards.

Uncertain Tax Positions

A reconciliation of the gross amounts of unrecognized tax benefits for the year ended July 27, 2013 is as follows (in thousands):

Unrecognized tax benefit as of July 28, 2012	$1,168
Increases:
Tax positions in current period	(300)
Tax positions in prior period	-
Decreases:
Tax positions in prior periods	-
Lapse of statute limitations	-
Settlements	-
Unrecognized tax benefit as of July 27, 2013	$868

The amounts in the table above represent the gross amount of unrecognized tax benefits. These amounts resulted in an adjustment to the Company’s net operating loss carryforwards. As of July 27, 2013, there is no liability for unrecognized tax benefits as the adjustments for uncertain tax positions resulted in a reduction of the net operating loss carryforwards. If recognized in the future, the tax benefits would have no impact on the Company’s effective tax rate as they are not permanent differences and, therefore, relate to deferred income tax assets and liabilities. Recognition of the tax benefits would result in an increase to the Company’s net operating loss carryforwards with corresponding adjustment to the valuation allowance.

The Company does not expect that, during the next twelve months, there will be a significant increase or decrease in the total amount of its unrecognized tax benefits. As a result, the Company does not expect a material increase or decrease in its fiscal year 2014 provision for income taxes related to unrecognized tax benefits.

The Company is subject to examination by taxing authorities in the various jurisdictions in which it files tax returns. During fiscal year 2013, the Internal Revenue Service completed its examination of the federal tax return of the Company and its subsidiaries for fiscal year 2010, resulting in no changes to the return. Certain state tax returns are currently under audit by state tax authorities. Due to the Company’s carryforward of unutilized net operating losses, tax years for periods ending June 30, 2004 and thereafter are subject to examination by the United States and certain states. Matters raised upon subsequent audits may involve substantial amounts and could result in material cash payments if resolved unfavorably; however, the Company believes that its tax positions are supportable.

7.	FINANCING AGREEMENT

Salus Credit and Security Agreement

On May 31, 2012, the Company and its subsidiaries (collectively, the “Borrowers”) entered into a Credit and Security Agreement (“Credit Agreement”) with Salus Capital Partners, LLC (“Salus”), which originally provided the Borrowers with a $24,000,000 revolving line of credit through May 31, 2015 (the “Salus Facility”). On October 10, 2013, the Borrowers entered into a fourth amendment to the Credit Agreement to, among other things, increase the Salus Facility by $11,000,000 to $35,000,000. The fourth amendment is described in further detail below.

The Salus Facility includes a “first in last out” tranche, or FILO Advance, which consists of the first advances made under the Salus Facility and will be the last amounts repaid. On May 23, 2013, the Borrowers entered into a second amendment to the Credit Agreement to increase the principal balance of the FILO Advance from $9,000,000 to $14,000,000, which represents the “Tranche A-1 Advance” of the FILO Advance. On October 10, 2013, the Borrowers entered into a fourth amendment to the Credit Agreement to include a “Tranche A-2 Advance” of the FILO Advance, which is described below.

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

The unpaid principal of the Tranche A-1 Advance bears interest, payable monthly, in arrears, at the 30-day LIBOR rate plus 11.5%, but not less than 12.0% regardless of fluctuations in the LIBOR rate (12.0% at July 27, 2013). Up to 2.5% of the interest payable on the Tranche A-1 Advance will be capitalized, compounded and added to the unpaid amount of the obligations each month, will accrue interest at the rate applicable to the Tranche A-1 Advance and will be due and payable in cash upon the expiration or other termination of the Salus Facility. At July 27, 2013, $14,068,000 was outstanding under the Tranche A-1 Advance.

The unpaid principal of advances other than the FILO Advance bears interest, payable monthly, in arrears, at the Prime rate plus 4.0%, but not less than 7.0%, regardless of fluctuations in the Prime rate (7.25% at July 27, 2013). On July 25, 2013, the Borrowers entered into a third amendment to the Credit Agreement to remove the minimum excess availability requirement until October 31, 2013. The third amendment also provided that through October 31, 2013, the initial $1,500,000 of the outstanding balance of advances other than the FILO Advance would bear interest at 20.0% per annum, and thereafter at no less than 7.0% per annum. As described below, on October 10, 2013, the Borrowers entered into a fourth amendment to the Credit Agreement which, among other things, reinstated the $1,500,000 minimum excess availability requirement effective October 10, 2013. At July 27, 2013, $6,078,000 of advances other than the FILO Advance was outstanding.

The obligations of the Borrowers under the Credit Agreement are secured by first priority security interests in all of the Borrowers’ tangible and intangible property, including intellectual property such as trademarks and copyrights, as well as shares and membership interests of our subsidiaries.

In connection with the closing of the Salus Facility, the Borrowers paid Salus an origination fee of $465,000, 50% of which was paid at the closing and 50% of which was paid on the first anniversary of the closing. The Credit Agreement also provides for certain customary fees to be paid to Salus, including: (i) a monthly fee on the unused portion of the Salus Facility; (ii) a monthly collateral monitoring fee; and (iii) an annual FILO facility fee based on the then-outstanding FILO Advance.

The Credit Agreement and other loan documents contain customary representations and warranties, affirmative and negative covenants and events of default, including covenants that restrict the Borrowers’ ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, incur certain lease obligations, pay cash dividends, redeem or repurchase outstanding equity and issue capital stock. In lieu of financial covenants, fixed charge coverage and overall debt ratios, the Salus Facility has a $1,500,000 minimum availability reserve requirement, which was waived effective July 25, 2013 and reinstated effective October 10, 2013. At July 27, 2013, the Borrowers were in compliance with the Salus Facility’s affirmative and restrictive covenants and minimum availability reserve requirement.

On October 10, 2013, the Borrowers entered into a fourth amendment to the Credit Agreement to, among other things, increase the Salus Facility by $11,000,000 to $35,000,000. The $11,000,000 represents the Tranche A-2 Advance of the FILO Advance, with $5,000,000 having been advanced on October 10, 2013 and the remaining $6,000,000 to be advanced upon the consummation of a proposed merger to be effected as part of a going private transaction that, if consummated, will result in the Company becoming wholly owned by the Consortium Members (see Note 15 – Subsequent Event). The $5,000,000 advance is to be repaid on April 10, 2014 if the merger is not consummated by that date, or on May 31, 2015 if the merger is consummated on or before April 10, 2014. The $6,000,000 advance, if made, plus any additional amount that Salus may elect to advance in its sole discretion, is to be repaid on May 31, 2015.

The unpaid principal of the Tranche A-2 Advance bears interest, payable monthly, in arrears, at the 30-day LIBOR rate plus 11.5%, but not less than 14.0% regardless of fluctuations in the LIBOR Rate. Following the consumation of the proposed merger described above, so long as no event of default has occurred and is continuing, an amount equal to 6.0% of the interest payable on the Tranche A-2 Advance (or such lesser amount as the Borrowers elect) will be capitalized, compounded and added to the unpaid amount of the obligations each month, will accrue interest at the rate applicable to the Tranche A-2 Advance and will be due and payable in cash upon the expiration or other termination of the Salus Facility. The initial $5,000,000 advance will be used for general corporate purposes and the $6,000,000 advance, if made, is to be used for fees, expenses, costs and obligations incurred by Borrowers in connection with the merger.

The fourth amendment also provides that, at the Borrowers’ request, the Salus Facility may be permanently increased by up to $4,000,000, either in two $2,000,000 advances or one $4,000,000 advance, subject to Salus’ prior written consent, which may be given or denied in Salus’ sole discretion, and conditioned upon (A) Salus’ receipt and approval of a revised business plan, (B) the absence of any default or event of default under the Credit Agreement, (C) payment of an accordion fee to Salus equal to 1.0% of such increase in the Salus Facility and (D) the execution of documents necessary to evidence any such increase in form and substance acceptable to Salus.

In connection with the fourth amendment, the Borrowers and Salus entered into a Supplemental Fee Letter that provides for the accordion fee described above, as well as a Tranche A-2 origination fee in an amount equal to the greater of (i) $110,000, or (ii) 1.0% of the aggregate portion of the $11,000,000 increase funded by Salus, of which $50,000 was paid on October 10, 2013 and the balance ($60,000 plus 1.0% of any incremental amount elected to be advanced by Salus in its sole discretion) to be due and payable on the earliest of (A) the date on which Salus funds the balance of the advances to Borrowers in connection with the consummation of the merger, (B) an event of default under the Credit Agreement, or (C) April 10, 2014 if the merger has not occurred by such date.

Amounts repaid on account of the principal balance of the Salus Facility shall be applied first, to reduce the principal balance of the advances other than the FILO Advance until paid in full, second, to reduce the principal balance of the Tranche A-1 Advance of the FILO Advance until paid in full, and third, against the Tranche A-2 Advance of the FILO Advance.

Future Financing Requirements

On September 26, 2013, the Company’s board of directors received a non-binding proposal from the Consortium Members, pursuant to which the Consortium Members proposed to acquire all of the outstanding shares of the Company’s common stock not currently owned by them at a proposed price of $0.23 per share as part of a going private transaction, subject to certain conditions (see Note 15 – Subsequent Event).

On October 10, 2013, the Credit Agreement with Salus was amended to increase the Salus Facility by $11,000,000, from $24,000,000 to $35,000,000, with $5,000,000 having been advanced on October 10, 2013 and the remaining $6,000,000 to be advanced upon the consummation of a proposed merger to be effected as part of the going private transaction referenced above. The $5,000,000 advance is to be repaid on April 10, 2014 if the merger is not consummated by that date, or on May 31, 2015 if the merger is consummated on or before April 10, 2014.

If the Company is unsuccessful in consummating the going private transaction with the Consortium Members, the Company will need to raise additional capital through debt or equity financings, strategic relationships or other arrangements. Additional financing may not be available in amounts or on terms acceptable to the Company or at all, and if available, may be at prices and on terms that may not be as favorable as they would be without a going concern qualification. The foregoing could negatively impact the Company’s results of operations.

The Company expects its capital expenditures for fiscal year 2014 to be less than $1,500,000, primarily for improvements to information technology systems, expenditures to support website initiatives, store refurbishment costs, and other general corporate expenditures.

8.	SERIES A CONVERTIBLE PREFERRED STOCK TRANSACTION

On May 23, 2012, the Company sold 50,000 shares of Series A Convertible Preferred Stock with a stated value of $100 per share to TTG Apparel, LLC (“TTG Apparel”), which together with its affiliate, Tokarz Investments, LLC, are significant shareholders of the Company and Consortium Members (see Note 15). The Company also issued to TTG Apparel three, five and seven-year warrants, each to purchase 500,000 shares of common stock, at exercise prices of $0.45, $0.53 and $0.60 per share (“Series A Transaction Warrants”). The Series A Transaction Warrants are exercisable for cash or on a cashless basis, at TTG Apparel’s option. The Company received gross proceeds of $5,000,000, which, as required by the terms of the Series A Preferred Stock purchase agreement, was used to settle vendor accounts payable.

The terms of the Series A Preferred Stock are as follows:

•	Dividends. Cumulative dividends on the Series A Preferred Stock are payable quarterly in arrears at the rate of 9.0% per annum in additional shares of Series A Preferred Stock (“Series A PIK Shares”), except that from and after May 23, 2014, the rate will be the greater of 9.0% per annum or the highest rate the Company is paying on any outstanding debt under its then existing credit facilities. Series A Preferred stock dividends for the year ended July 27, 2013 were $479,000 and $84,000 are included in the preferred stock balance at July 27, 2013.

•	Conversion. The Series A Preferred Stock, other than the Series A PIK Shares, may be converted at any time, at the option of the holder, into shares of common stock at a conversion price of $1.05 per share (“Series A Conversion Price”), and the Series A PIK Shares may be converted at any time, at the option of the holder, into shares of common stock at a conversion price of $0.45 per share (“Series A PIK Share Conversion Price”). The Series A Conversion Price and Series A PIK Share Conversion Price will be adjusted for customary structural changes such as stock splits and dividends. The Series A Conversion Price will also be adjusted if the Company sells common stock or common stock equivalents at a price below the Series A Conversion Price, and the Series A PIK Share Conversion Price will be adjusted if the Company sells common stock or common stock equivalents at a price below the Series A PIK Share Conversion Price; however, the foregoing conversion price adjustments can never result in a conversion price of less than $0.29 per share (“Series A Floor Conversion Price”).

•	Ranking. The Series A Preferred Stock ranks, with respect to rights upon a Liquidation Event (defined below), (a) junior to any other class or series of capital stock of the Company created that by its terms ranks senior to the Series A Preferred Stock, including the Series B Preferred Stock; (b) senior to the common stock; (c) senior to any class or series of capital stock of the Company created that does not specifically rank senior to or on parity with the Series A Preferred Stock; and (d) on parity with any class or series of capital stock of the Company created that by its terms ranks on parity with the Series A Preferred Stock.

•	Voting Rights. Except as required by law, the Series A Preferred Stock does not have voting rights. However, as long as any shares of Series A Preferred Stock are outstanding, the Company may not, without the affirmative vote of the holders of a majority of the then outstanding shares of Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the holders of the Series A Preferred Stock, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of the Series A Preferred Stock, (c) authorize or designate any new security ranking on a parity with or senior to the Series A Preferred Stock, (d) issue any common stock or debt or equity security convertible into common stock, whether senior, on parity or junior to the Series A Preferred Stock, at a price per share which is lower than the Series A Floor Conversion Price or (e) issue any equity or debt in a Qualifying Investment (as defined in the Certificate of Amendment to the Certificate of Incorporation of the Company (“Series A Certificate of Amendment”)) where the securities issued in such investment are by their terms mandatorily redeemable by the Company.

•	Liquidation Rights. Upon the occurrence of an Acquisition or Asset Transfer (each as defined in the Series A Certificate of Amendment) or upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (any such Asset Acquisition, Asset Transfer, liquidation, dissolution or winding up, a “Liquidation Event”), a holder of Series A Preferred Stock will be entitled to receive in preference to the holders of any capital stock of the Company junior to the Series A Preferred Stock, an amount equal to: (i) the stated value of the Series A Preferred Stock plus all accrued but unpaid dividends, multiplied by (ii)(A) 1.05 if the Liquidation Event takes place by May 23, 2014, or (B) 1.0 if the Liquidation Event takes place after May 23, 2014, plus (x) the original value per share as of the date of issuance for any Series A PIK Shares (as adjusted for stock splits, reverse stock splits and similar capital adjustments) plus all accrued but unpaid dividends, multiplied by (y) the number of Series A PIK Shares. A holder of the Series A Preferred Stock will also have the right to require the Company to purchase its shares of Series A Preferred Stock for a price equal to the amount the holder would be entitled to receive upon a Liquidation Event in the event of a cash investment in the Company (other than by holders of the Series A Preferred Stock) resulting in a change in ownership of more than 30% of the equity of the Company and the securities issued under such investment not being mandatorily redeemable by the Company.

•	Optional Redemption by the Company. The Series A Preferred Stock is redeemable, at the option of the Company, at any time. Upon redemption, a holder of Series A Preferred Stock will be paid: (a) for each share of Series A Preferred Stock other than a Series A PIK Share, a price equal to the stated value of the Series A Preferred Stock plus all accrued but unpaid dividends thereon multiplied by (i) 1.10 if the redemption occurs on or prior to May 23, 2015, (ii) 1.08 if the redemption occurs after May 23, 2015 but on or prior to May 23, 2017 or (iii) 1.0 if the redemption occurs after May 23, 2017, and (b) for each Series A PIK Share, an amount equal to the stated value of the Series A Preferred Stock plus all accrued but unpaid dividends.

9.	SERIES B CONVERTIBLE PREFERRED STOCK TRANSACTION

On March 15, 2013, the Company sold 100,000 shares of Series B Convertible Preferred Stock with a stated value of $100 per share to Five Island Asset Management LLC, (“Five Island”), a subsidiary of Harbinger Group Inc., receiving gross proceeds of $10,000,000. The Company also issued to Five Island six separate warrants to purchase up to an aggregate of 10,246,477 shares of common stock, 69,500 of which have expired as of July 27, 2013. Five of the warrants may be exercised to purchase up to an aggregate of 4,708,850 shares of common stock at exercise prices ranging from $0.67 to $1.21 per share (“Corresponding Warrants”) and one of the warrants may be exercised to purchase up to 5,468,127 shares of common stock at an exercise price of $0.01 per share (“Series A Preferred Stock Coverage Warrant”). These warrants are exercisable by Five Island only upon a corresponding exercise or conversion of specified outstanding securities, as set forth in the warrants. The Corresponding Warrants were valued at $366,000 using the Black-Scholes model and, which was recorded as an increase to additional paid in capital. The Series A Preferred Stock Coverage Warrant was valued using a binomial lattice model and recorded as a warrant liability (see Note 10).

The terms of the Series B Preferred Stock, as set forth in a certificate of amendment (the “Series B Certificate of Amendment”) to the Company’s certificate of incorporation, are as follows:

•	Dividends. Cumulative dividends on the Series B Preferred Stock will be payable quarterly in arrears either (i) at the rate of 9% per annum in cash or, at the Company’s discretion, (ii) at the rate of 12% per annum in additional shares of Series B Preferred Stock. The dividends on the Series B Preferred Stock will be paid prior to dividends on the Company’s common stock and preferred stock ranking junior to the Series B Preferred Stock, including the Series A Preferred Stock (“Junior Preferred Stock”). Series B Preferred stock dividends for the year ended July 27, 2013 were $454,000 and are included in the preferred stock balance at July 27, 2013.

•	Rank. The Series B Preferred Stock ranks, with respect to rights upon a Liquidation Event (as defined below), (a) junior to any other class or series of capital stock of the Company subsequently created that by its terms ranks senior to the Series B Preferred Stock; (b) senior to the common stock and the Series A Preferred Stock; (c) senior to any class or series of capital stock of the Company subsequently created that does not specifically rank senior to or on parity with the Series B Preferred Stock; and (d) on parity with any class or series of capital stock of the Company subsequently created that by its terms ranks on parity with the Series B Preferred Stock.

•	Voting Rights. Except as otherwise required by law or by the terms of the Series B Certificate of Amendment, the Series B Preferred Stock does not have voting rights. However, as long as any shares of Series B Preferred Stock are outstanding, the Company may not, without the vote or written consent of the holders of at least a majority of the outstanding shares of Series B Preferred Stock: (a) amend, alter or repeal any provision of the Company’s certificate of incorporation or by-laws; (b) alter or change the powers, preferences or other special rights, privileges or restrictions of the Series B Preferred Stock; (c) authorize or designate any new security ranking on a parity with or senior to the Series B Preferred Stock; (d) issue any common stock or equity or debt security convertible into common stock (other than shares of Series A Preferred Stock issued as dividends on the outstanding shares of Series A Preferred Stock), whether senior, on parity or junior to the Series B Preferred Stock; (e) issue any equity or debt in a Series B Qualifying Investment (as defined in the Series B Certificate of Amendment) where the securities issued in such investment are by their terms mandatorily redeemable by the Company; (f) incur, assume or guarantee any indebtedness for borrowed money in excess of $1,000,000 or permit any liens other than in connection with such indebtedness; (g) enter into any transaction with affiliates other than salary and benefits in the ordinary course of business or conversion of the Series A Preferred Stock into common stock; (h) purchase, redeem or otherwise acquire any equity interests of the Company, other than a mandatory redemption of the Series A Preferred Stock pursuant to its terms; (i) declare or pay any dividend or distribution to any equity holders of the Company other than preferred dividends on the Series B Preferred Stock, the Series A Preferred Stock and any dividends payable in additional shares of common stock; (j) except as provided in the Series B Certificate of Amendment, increase or decrease the size of the Company’s Board of Directors; or (k) liquidate, dissolve or wind up, or commence any bankruptcy or similar proceeding, with respect to the Company.

•	Director Election Rights. As long as the holders of the Series B Preferred Stock (together with former holders (or affiliates thereof) who have exercised their conversion rights) represent (A) at least 25% of the outstanding shares of the Company’s common stock (assuming (x) conversion of the Series A Preferred Stock and the Series B Preferred Stock and (y) exercise of any warrants held by the holders of the Series A Preferred Stock and Series B Preferred Stock), the holders of a majority of the outstanding shares of Series B Preferred Stock will be entitled to elect 35% of the Board (rounded up to the nearest whole number of directors and in all cases at least two directors) or (B) at least 15%, but less than 25%, of the outstanding shares of the Company’s common stock (assuming (x) conversion of the Series A Preferred Stock and the Series B Preferred Stock and (y) exercise of any warrants held by the holders of the Series A Preferred Stock and Series B Preferred Stock), the holders of a majority of the outstanding shares of Series B Preferred Stock will be entitled to elect one director of the Board (in either case, such directors or director shall be referred to as the “Series B Directors” or “Series B Director”).

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

•	Liquidation Rights. Upon the occurrence of an Acquisition or Asset Transfer (each as defined in the Series B Certificate of Amendment) or upon any bankruptcy, liquidation, dissolution or winding up of the Company, whether voluntary or involuntary (any such Acquisition, Asset Transfer, bankruptcy, liquidation, dissolution or winding up, a “Liquidation Event”), the holders of Series B Preferred Stock will be entitled to receive, in preference to the holders of any Junior Preferred Stock, an amount equal to: (i) the stated value of the Series B Preferred Stock then in effect plus all accrued but unpaid dividends thereon, multiplied by (ii) (A) 1.09, if the Liquidation Event occurs no later than March 15, 2014, (B) 1.05, if the Liquidation Event occurs after March 15, 2014 but no later than March 15, 2015, or (C) 1.00, if the Liquidation Event occurs after March 15, 2015.

•	Mandatory Repurchase Obligation. A holder of the Series B Preferred Stock will have the right to require the Company to purchase its shares of Series B Preferred Stock for a price equal to the amount the holder would be entitled to receive upon a Liquidation Event in the event of a cash investment in the Company (other than by holders of the Series B Preferred Stock) resulting in (i) 30% or more of the equity of the Company being held by one or more parties that did not own it immediately prior to the investment and (ii) the securities issued under such investment are not by their terms mandatorily redeemable by the Company.

•	Conversion. The Series B Preferred Stock may be converted at any time, at the option of the holder, into shares of common stock at an initial conversion price of $0.25 per share (“Series B Conversion Price”). The Series B Conversion Price is subject to standard anti-dilution adjustments to protect the holder from dilution resulting from dividends, distributions, stock combinations, splits, recapitalizations or similar capital adjustments. The Series B Conversion Price is also subject to “down-round” adjustment if the Company sells common stock or common stock equivalents at a price below the Series B Conversion Price; provided, however, that the foregoing conversion price adjustments can never result in a conversion price of less than $0.07 per share, as adjusted from time to time for any stock combinations, splits, recapitalizations or similar capital adjustments.

•	Optional Redemption by the Company. The Series B Preferred Stock is redeemable, at the option of the Company, at any time after March 15, 2018. Upon redemption, a holder of Series B Preferred Stock will be paid, for each share of Series B Preferred Stock, a price equal to the stated value of the Series B Preferred Stock then in effect plus all accrued or cumulated but unpaid dividends thereon.

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

10.	WARRANT LIABILITY

In connection with the Series B Preferred Stock transaction described above in Note 9, on March 15, 2013 (“Issuance Date”), the Company issued to Five Island six separate Warrants to purchase up to an aggregate of 10,246,477 shares of common stock, 69,500 of which have expired as of July 27, 2013. One of these warrants, referred to as the “Series A Preferred Stock Coverage Warrant”, may be exercised to purchase up to 5,468,127 shares of common stock at an exercise price of $0.01 per share. The Series A Preferred Stock Coverage Warrant may only be exercised, in whole or in part, upon conversion of the Series A Preferred Stock. The Series A Preferred Stock Coverage Warrant contains a “down round” anti-dilution adjustment, which provides for the number of shares underlying the warrant to be increased if the Company issues or sells any additional shares of common stock at a price per share less than the then applicable conversion price of the Series A Preferred Stock (or dividend). Because this down-round provision is a guarantee of value, the Series A Preferred Stock Coverage Warrant is required to be classified as a derivative for accounting purposes, and reported as a liability and marked to market at each balance sheet date.

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

The Company estimates the value of the warrant liability upon the issuance of the Series A Preferred Stock Coverage Warrant and at each balance sheet date using the binomial lattice model to allocate total enterprise value to the warrant. The following table is a roll-forward of the warrant liability:

Level 3 Change in Fair Value
Level 3 Fair value of warrant liability at March 15, 2013	$3,782,697
Gain as a result of change in fair value	(380,788)
Level 3 Fair value as of July 27, 2013	$3,401,909

The gain on the warrant liability for the year ended July 27, 2013 was $380,788 and is included in in the accompanying consolidated statement of operations.

The warrant liability is measured at fair value using certain estimated inputs, which are classified within Level 3 of the valuation hierarchy. The following assumptions were used in the fair value measurement as of March 15, 2013 and July 27, 2013:

	March 15, 2013	July 27, 2013
Fair value of underlying stock – per share	$0.20	$0.18
Risk-free interest rate	2.04%	2.04%
Expected life (years)	15	15
Expected volatility	70%	70%
Dividend yield	0.0%	0.0%

11.	COMMITMENTS AND CONTINGENCIES

Operating Leases – The Company leases its store, warehouse, and office facilities under operating lease agreements expiring on various dates through 2020, with some leases currently operating on a month-to-month basis. Certain leases include lease incentives, rent abatements and fixed rent escalations, for which the effects are recorded and amortized over the initial lease term on a straight-line basis. The Company has options to renew certain leases under various terms as specified within each lease agreement. Lease terms generally require additional payments covering common area maintenance, property taxes, utilities, and certain other expenses. These additional payments are excluded from the table below. Aggregate minimum rental commitments under all non-cancelable leases in effect as of July 27, 2013 were as follows (in thousands):

Fiscal Years Ending
2014	$9,832
2015	8,389
2016	6,002
2017	4,753
2018	2,800
Thereafter	1,190
$32,966

Rental expense for the years ended July 27, 2013 and July 28, 2012 consists of the following (in thousands):

	Year Ended
	July 27, 2013	July 28, 2012
Minimum rentals	$10,688	$11,846
Contingent rentals	153	258
Total rental expense	$10,841	$12,104

Employment Contracts – The Company has entered into various employment agreements expiring at various dates through August 2015. The Company and Donald Jones, its former President, entered into a Separation Agreement and General Release (“Separation Agreement”) whereby the Company and Mr. Jones mutually agreed that, effective March 15, 2013, Mr. Jones would resign as President. Under the terms of the Separation Agreement, Mr. Jones will have no further employment duties or responsibilities to the Company after the termination date. The payments and benefits provided to Mr. Jones under the Separation Agreement are substantially consistent with those that were to be provided under his employment agreement in the event of termination. As of July 27, 2013, the Company had an accrued balance of $55,000 remaining. These payments are excluded from the table below.

Future commitments consist of the following (in thousands):

Fiscal Years Ending
2014	$1,229
2015	750
$1,979

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

Legal Matters – On February 2, 2012, a former California store employee filed a purported class action lawsuit in the California Superior Court, County of San Francisco, naming Frederick’s of Hollywood, Inc., one of the Company’s subsidiaries, as a defendant (Michelle Weber, on behalf of herself and all others similarly situated v. Frederick’s of Hollywood, Inc., Case No. CGC-12-517909). The complaint alleged, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation and violations of California’s Unfair Competition Law. On May 23, 2013, the parties entered into a Joint Stipulation of Settlement and Release, which was filed with the Court on May 31, 2013 and finally approved by the Court on October 2, 2013. Without admitting or denying liability, the Company agreed to pay a gross settlement amount of $365,000, which was paid in full on October 10, 2013.

On December 18, 2012, a former California store employee filed a purported class action lawsuit in the California Superior Court, County of Los Angeles, against the Company, Frederick’s of Hollywood, Inc. and Frederick’s of Hollywood Stores, Inc. (Kassandra Harvey-Smith, on behalf of herself and all others similarly situated v. Frederick’s of Hollywood Group Inc. et al, Case No. BC497673). The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation, various additional wage violations and violations of California’s Unfair Competition Law. The first amended complaint seeks, among other relief, collective and class certification of the lawsuit (the class being defined as all California part-time sales associates), unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper. The parties agreed to stay discovery proceedings, engaged in mediation, and on September 25, 2013, the parties entered into a Joint Stipulation of Settlement and Release. Without admitting or denying liability, the Company has agreed to pay a gross settlement amount of $95,000. The hearing for the Court’s preliminary approval of the settlement has not yet been scheduled, but is expected to occur within the next 60 to 90 days, after which a final approval hearing date will be set. After preliminary approval, class members will receive notice of the settlement and will have an opportunity to elect not to participate or file objections to the settlement. The Company expects that funding of payment of the settlement will occur in the second half of fiscal year 2014.

The Company is involved from time to time in litigation incidental to its business. The Company believes that the outcome of such litigation will not have a material adverse effect on its results of operations or financial condition.

12. share-based compensation

Stock Options

The Company adopted the 2003 Employee Equity Incentive Plan on December 1, 2003 to grant options to purchase up to 623,399 shares of common stock to specific employees of its retail operations. In December 2006 and 2007, the Company’s Board of Directors authorized an additional 445,285 and 178,114 shares, respectively, to be reserved for issuance under this plan, resulting in a total of 1,246,798 authorized shares. Options granted under the plan generally have a ten-year term and vest 25% on the last day of the January fiscal period for each of the next four years, commencing on the first January following the date of grant. Options to purchase 62,341 shares at an average exercise price of $3.46 per share were outstanding and exercisable as of July 27, 2013 and July 28, 2012. Options can no longer be granted under the 2003 Employee Equity Incentive Plan.

The Company also has the 1988 Non-Qualified Stock Option Plan, under which the Company is authorized to grant options to purchase up to 833,333 shares of common stock to key employees. Options granted under this plan are not subject to a uniform vesting schedule. Options to purchase 632,500 shares at an average exercise price of $0.83 per share were outstanding at July 27, 2013 of which 632,500 shares were exercisable. Options to purchase 632,500 shares at an average price of $0.83 were outstanding at July 28, 2012, of which 552,500 were exercisable. No options were granted under this plan in fiscal years 2012 or 2013.

The Company also has the 2000 Performance Equity Plan (including an Incentive Stock Option Plan). The 2000 Performance Equity Plan originally authorized 375,000 shares of common stock for the issuance of qualified and non-qualified stock options and other stock-based awards to eligible participants. In January 2008, the Company’s shareholders approved an increase in the shares available for issuance under this plan to 2,000,000. Options granted under the 2000 Performance Equity Plan are not subject to a uniform vesting schedule. Options to purchase 401,750 shares at an average exercise price of $2.77 per share were outstanding at July 27, 2013, of which 401,750 shares were exercisable. Options to purchase 591,750 shares at an average exercise price of $2.68 per share were outstanding at July 28, 2012, of which 555,250 shares were exercisable. No options were granted under this plan in fiscal years 2012 or 2013.

The Company’s Board of Directors adopted the 2010 Long-Term Incentive Equity Plan (including an Incentive Stock Option Plan) on June 29, 2010, under which the Company authorized 4,000,000 shares of common stock for the issuance of qualified and non-qualified stock options and other stock-based awards to eligible participants. Options granted under the 2010 Long-Term Incentive Equity Plan are not subject to a uniform vesting schedule. Options to purchase 1,495,500 shares at an average exercise price of $0.66 per share were outstanding at July 27, 2013, of which 868,333 shares were exercisable. Options to purchase 1,387,000 shares at an average exercise price of $0.72 per share were outstanding at July 28, 2012, of which 458,000 shares were exercisable. In fiscal years 2013 and 2012, options to purchase 210,000 and 500,000 shares, respectively, were granted under this plan.

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of July 28, 2012	2,673,591	$1.25
Exercised	-	-
Granted	210,000	0.17
Forfeited	(291,500)	1.82
Outstanding as of July 27, 2013	2,592,091	$1.09	6.2 years	$1,500
Exercisable on July 27, 2013	1,964,924	$1.28	5.6 years	$0

The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder. The following assumptions were used for options granted during the years ended July 27, 2013 and July 28, 2012:

	Year ended
	July 27, 2013	July 28, 2012
Risk-free interest rate	1.64-1.95%	1.34-1.41%
Expected life (years)	7.0	7.0
Expected volatility	82.7-82.8%	74.4-76.1%
Dividend yield	0.0%	0.0%

No options were exercised in fiscal year 2013 and 2012. The total fair value of shares vested during the years ended July 27, 2013 and July 28, 2012 was $172,000 and $314,000, respectively.

A summary of the status of the Company’s non-vested shares as of July 27, 2013, and changes during the year ended July 27, 2013, is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested shares:
Non-vested at July 28, 2012	1,045,500	$0.48
Granted	210,000	0.13
Vested	(563,998)	0.52
Forfeited	(61,833)	0.40
Non-vested at July 27, 2013	629,669	$0.36

All stock options are granted at fair market value of the common stock at grant date. As of July 27, 2013, there was approximately $68,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.4 years.

During the year ended July 27, 2013, the Company granted to two employees options to purchase an aggregate of 210,000 shares of common stock under the 2010 Long-Term Incentive Equity Plan. These options are identified as follows:

Number	Exercise
of Options	Price	Vesting Period

150,000	$0.17	50% on June 12, 2014 and June 12, 2015
60,000	$0.18	50% on July 16, 2014 and on July 16, 2015

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

Restricted Shares and Share Grants

During the year ended July 27, 2013, the Company issued to an employee 25,000 shares of restricted common stock pursuant to the terms and conditions of the Company’s 2010 Long-Term Incentive Equity Plan. These restricted shares are identified as follows:

Number of Restricted Shares	Price	Vesting Period

25,000	$0.17	50% on July 16, 2014 and on July 16, 2015

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

Total expense related to restricted shares and share grants during the years ended July 27, 2013 and July 28, 2012 was approximately $97,000 and $190,000, respectively.

13.	EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) profit sharing plan that covers substantially all employees who have completed six months of service and have reached age 18. Employer contributions are discretionary and effective January 1, 2009, the Company discontinued making employer contributions. Accordingly, there were no employer contributions in fiscal years 2013 and 2012.

14.	NET LOSS PER SHARE

The Company’s calculations of basic and diluted net loss per share applicable to common shareholders are as follows (in thousands, except per share amounts):

	Year Ended
	July 27,		July 28,
	2013		2012
Net loss applicable to common shareholders	$(23,455	)(a)	$(6,516	)(b)
Basic and Diluted:
Weighted average number of shares outstanding	39,043		38,844
Total basic and diluted net loss per share	$(.60)		$(.17)

(a)	Includes Preferred Stock dividend of $933.

(b)	Includes Preferred Stock dividend of $84.

There were 2,597,000 and 34,000 potentially dilutive shares that were not included in the computation of diluted net loss per share for the years ended July 27, 2013 and July 28, 2012, respectively, since their effect would be anti-dilutive.

For the year ended July 27, 2013, there were 2,604,000 shares of common stock issuable upon the exercise of stock options, 7,206,000 shares of common stock issuable upon the exercise of warrants and 47,829,477 shares of common stock issuable upon the conversion of Series A and Series B Preferred Stock that also were not included in the computation of diluted net loss per share since the respective exercise and conversion prices of these instruments exceeded the average market price of the common stock during the period.

For the year ended July 28, 2012, there were 2,748,000 shares of common stock issuable upon the exercise of stock options and 4,419,000 shares of common stock issuable upon the exercise of warrants and 4,949,000 shares of common stock issuable upon the conversion of Series A Preferred Stock that also were not included in the computation of diluted net loss per share since the respective exercise and conversion prices of these instruments exceeded the average market price of the common stock during the period.

15.	SUBSEQUENT EVENTS

Going Private Proposal

On September 26, 2013, the Company’s board of directors received a non-binding proposal letter from HGI Funding, LLC (“HGI Funding”), TTG Apparel, LLC (“TTG Apparel”), Tokarz Investments, LLC (“Tokarz Investments”), Fursa Alternative Strategies LLC (“Fursa”), and Arsenal Group LLC (“Arsenal”) (the “Consortium Members”), pursuant to which the Consortium Members proposed to acquire all of the outstanding shares of the Company’s common stock not currently owned by them at a proposed price of $0.23 per share as part of a going private transaction, subject to certain conditions.

HGI Funding is an affiliate of Five Island Asset Management LLC (“Five Island”) and the current holder of the Company’s Series B Convertible Preferred Stock; TTG Apparel is the holder of the Company’s Series A Convertible Preferred Stock, and together with Tokarz Investments, own approximately 25.9% of the outstanding shares of the Company’s common stock; and Fursa and Arsenal are controlled by William F. Harley, a member of the Company’s board of directors, and own, in the aggregate, approximately 43.5% of the outstanding shares of the Company’s common stock as of October 7, 2013.

The Company’s board of directors has appointed Milton Walters, its sole disinterested independent director, to serve as the lead director in connection with the full board’s review and consideration of the proposed transaction. Any proposed transaction must be approved by the lead director.

To date, no decisions have been made with respect to the board’s response to the proposal or the fairness of its terms. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that this or any other transaction will be approved or consummated. The Company will provide relevant updates with respect to the going private transaction or any other transaction as required under applicable law.

Amendment to Salus Facility

On October 10, 2013, the Company’s Credit Agreement with Salus was amended to increase the Salus Facility by $11,000,000, from $24,000,000 to $35,000,000, with $5,000,000 having been advanced on October 10, 2013 and the remaining $6,000,000 to be advanced upon the consummation of a proposed merger to be effected as part of the going private transaction referenced above. The $5,000,000 advance is to be repaid on April 10, 2014 if the merger is not consummated by that date, or on May 31, 2015 if the merger is consummated on or before April 10, 2014. The $6,000,000 advance, if made, plus any additional amount that Salus may elect to advance in its sole discretion, is to be repaid on May 31, 2015. See Note 7 for a detailed description of the Salus Facility, the Credit Agreement and all amendments thereto.

FREDERICK’S OF HOLLYWOOD GROUP INC.

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

		Additions
	Balance at	Charges to			Balance
	Beginning	Costs and			at End of
Description	of Period	Expenses	Other	Deductions	Period

YEAR ENDED JULY 27, 2013:

Sales return reserve	$665	$-	$-	$(106)	$559

Deferred tax valuation allowance	$29,161	$8,587	$-	$-	$37,748

Inventory reserves	$628	$311	$-	$-	$939

YEAR ENDED JULY 28, 2012:

Sales return reserve	$794	$-	$-	$(129)	$665

Deferred tax valuation allowance	$26,690	$2,471	$-	$-	$29,161

Inventory reserves	$547	$81	$-	$-	$628

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 27, 2013 was made under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures were effective as of July 27, 2013.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 27, 2013.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended July 27, 2013, there has been no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

See Item 14.

ITEM 13. – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 14.

ITEM 14. – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Items 10, 11, 12, 13 and 14 will be contained in our definitive proxy statement for our fiscal year 2014 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Exchange Act, and incorporated herein by reference.

PART IV

ITEM 15. – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)		The following documents are filed as part of this report:

	1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at July 27, 2013 and July 28, 2012

Consolidated Statements of Operations for the
years ended July 27, 2013 and July 28, 2012

Consolidated Statements of Shareholders’ Equity (Deficiency) for
the years ended July 27, 2013 and July 28, 2012

Consolidated Statements of Cash Flows for the
years ended July 27, 2013 and July 28, 2012

Notes to Consolidated Financial Statements

	2.	Financial Statement Schedule:

For the years ended July 27, 2013 and July 28, 2012:

II – Valuation and Qualifying Accounts

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

3.	Exhibits:

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Restated Certificate of Incorporation	Incorporated by reference as Exhibit 3.1 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

3.2	Certificate of Amendment to Certificate of Incorporation – Series A Convertible Preferred Stock	Incorporated by reference as Exhibit 3.1 to Form 8-K dated May 23, 2012 and filed on May 29, 2012

3.3	Certificate of Amendment to Certificate of Incorporation – Series B Convertible Preferred Stock	Incorporated by reference as Exhibit 3.1 to Form 8-K dated March 15, 2013 and filed on March 21, 2013

Exhibit No.	Description	Method of Filing
3.4	Second Amended and Restated Bylaws	Incorporated by reference as Exhibit 3.2 to Form 8-K dated March 15, 2013 and filed on March 21, 2013

4.1	Specimen Common Stock Certificate	Incorporated by reference as Exhibit 4.1 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

4.2	Form of Warrant, dated March 16, 2010, issued to investors	Incorporated by reference as Exhibit 10.4 to Form 8-K dated March 16, 2010 and filed on March 22, 2010

4.3	Form of Three-Year, Five-Year and Seven-Year Warrants, dated May 18, 2010, issued to Fursa Capital Partners LP, Fursa Master Rediscovered Opportunities L.P., Blackfriars Master Vehicle LLC – Series 2 and Fursa Master Global Event Driven Fund L.P.	Incorporated by reference as Exhibit A to Exhibit 10.1 to Form 8-K dated February 1, 2010 and filed on February 5, 2010

4.4	Form of Three-Year, Five-Year and Seven-Year Warrants, dated May 23, 2012, issued to TTG Apparel, LLC	Incorporated by reference as Exhibit A to Exhibit 10.2 to Form 8-K dated May 23, 2012 and filed on May 29, 2012

4.5	Form of Warrant expiring June 23, 2015 issued to Five Island Asset Management LLC	Incorporated by reference as Exhibit 10.2 to Form 8-K dated March 15, 2013 and filed on March 21, 2013

4.6	Form of Warrant expiring October 15, 2015 issued to Five Island Asset Management LLC	Incorporated by reference as Exhibit 10.3 to Form 8-K dated March 15, 2013 and filed on March 21, 2013

4.7	Form of Warrant expiring June 23, 2017 issued to Five Island Asset Management LLC	Incorporated by reference as Exhibit 10.4 to Form 8-K dated March 15, 2013 and filed on March 21, 2013

4.8	Form of Warrant expiring June 24, 2019 issued to Five Island Asset Management LLC	Incorporated by reference as Exhibit 10.5 to Form 8-K dated March 15, 2013 and filed on March 21, 2013

4.9	Form of Warrant expiring February 10, 2022 issued to Five Island Asset Management LLC	Incorporated by reference as Exhibit 10.6 to Form 8-K dated March 15, 2013 and filed on March 21, 2013

4.10	Form of Series A Preferred Stock Coverage Warrant issued to Five Island Asset Management LLC	Incorporated by reference as Exhibit 10.7 to Form 8-K dated March 15, 2013 and filed on March 21, 2013

10.1†	Amended and Restated 1988 Non-Qualified Stock Option Plan	Incorporated by reference as Exhibit 10.2 to Form 10-K for fiscal year ended June 30, 2006 and filed on September 27, 2006

10.2†	Amended and Restated 2000 Performance Equity Plan	Incorporated by reference as Exhibit 4.1 to Form S-8 and filed on July 28, 2008

Exhibit No.	Description	Method of Filing
10.3†	Form of 2000 Plan Non-Employee Director Non-Qualified Stock Option Agreement	Incorporated by reference as Exhibit 10.14 to Form 8-K dated December 6, 2004 and filed on December 14, 2004

10.4†	2003 Employee Equity Incentive Plan	Incorporated by reference as Exhibit 4.2 to Form S-8 and filed on July 28, 2008

10.5†	2010 Long-Term Incentive Equity Plan	Incorporated by reference as Exhibit 4.1 to Form S-8 and filed on June 15, 2011

10.6†	Form of 2010 Plan Employee Non-Qualified Stock Option Agreement, dated January 12, 2011	Incorporated by reference as Exhibit 10.1 to Form 8-K dated January 12, 2011 and filed on January 14, 2011

10.7†	Form of 2010 Plan Non-Employee Director Non-Qualified Stock Option Agreement, dated January 12, 2011	Incorporated by reference as Exhibit 10.2 to Form 8-K dated January 12, 2011 and filed on January 14, 2011

10.8†	Form of 2010 Plan Employee Restricted Stock Agreement, dated January 12,2011	Incorporated by reference as Exhibit 10.3 to Form 8-K dated January 12, 2011 and filed on January 14, 2011

10.9†	Form of 2010 Plan Non-Employee Director Restricted Stock Agreement, dated January 12, 2011	Incorporated by reference as Exhibit 10.4 to Form 8-K dated January 12, 2011 and filed on January 14, 2011

10.10†	Form of 2010 Plan Employee Non-Qualified Stock Option Agreement, dated January 11, 2012	Incorporated by reference as Exhibit 10.1 to Form 8-K dated January 11, 2012 and filed on January 13, 2012

10.11†	Form of 2010 Plan Non-Employee Director Non-Qualified Stock Option Agreement, dated January 11, 2012	Incorporated by reference as Exhibit 10.2 to Form 8-K dated January 11, 2012 and filed on January 13, 2012

10.12†	Form of 2010 Plan Employee Restricted Stock Agreement, dated January 11, 2012	Incorporated by reference as Exhibit 10.3 to Form 8-K dated January 11, 2012 and filed on January 13, 2012

10.13†	Form of 2010 Plan Non-Employee Director Restricted Stock Agreement, dated January 11, 2012	Incorporated by reference as Exhibit 10.4 to Form 8-K dated January 11, 2012 and filed on January 13, 2012

10.14†	Non-Employee Director Compensation Plan effective January 1, 2005	Incorporated by reference as Exhibit 10.13 to Form 8-K dated December 6, 2004 and filed on December 14, 2004

10.15†	Annual Incentive Bonus Plan effective August 1, 2010	Incorporated by reference as Exhibit 10.4 to Form 8-K dated June 29, 2010 and filed on July 6, 2010

10.16†	Employment Agreement, dated as of June 1, 2010, by and between the Company and Thomas Rende	Incorporated by reference as Exhibit 10.1 to Form 8-K, dated June 1, 2010 and filed on June 4, 2010

Exhibit No.	Description	Method of Filing
10.17†	Amendment to Employment Agreement, dated as of December 21, 2012, between the Company and Thomas Rende	Incorporated by reference as Exhibit 10.2 to Form 8-K dated December 21, 2012 and filed on December 26, 2012

10.18†	Non-Qualified Stock Option Agreement, dated as of December 10, 2004, between the Company and Thomas Rende and the Company	Incorporated by reference as Exhibit 10.18 to Form 8-K dated December 10, 2004 and filed on December 15, 2004

10.19†	Non-Qualified Stock Option Agreement, dated as of October 13, 2006, between the Company and Thomas Rende	Incorporated by reference as Exhibit 10.24 to Form 8-K dated October 13, 2006 and filed on October 18, 2006

10.20†	Stock Agreement, dated January 28, 2008, between the Company and Thomas Rende	Incorporated by reference as Exhibit 10.31 to Form 8-K, dated January 24, 2008 and filed on January 29, 2008

10.21†	Non-Qualified Stock Option Agreement, dated January 28, 2008, between the Company and Thomas Rende	Incorporated by reference as Exhibit 10.19 to Form 8-K dated January 28, 2008 and filed on February 1, 2008

10.22†	Non-Qualified Stock Option Agreement, dated June 1, 2010, between the Company and Thomas Rende	Incorporated by reference as Exhibit 10.2 to Form 8-K, dated June 1, 2010 and filed on June 4, 2010

10.23†	Restricted Stock Agreement, dated June 1, 2010, between the Company and Thomas Rende	Incorporated by reference as Exhibit 10.3 to Form 8-K, dated June 1, 2010 and filed on June 4, 2010

10.24†	Employment Agreement, dated as of June 29, 2010, between the Company and Thomas Lynch	Incorporated by reference as Exhibit 10.1 to Form 8-K dated June 29, 2010 and filed on July 6, 2010

10.25†	Amendment to Employment Agreement, dated as of December 21, 2012, between the Company and Thomas Lynch	Incorporated by reference as Exhibit 10.1 to Form 8-K dated December 21, 2012 and filed on December 26, 2012

10.26†	Stock Option Agreement, dated as of January 29, 2009, between the Company and Thomas Lynch	Incorporated by reference as Exhibit 10.2 to Form 8-K dated January 29, 2009 and filed on February 3, 2009

10.27†	Restricted Stock Agreement between the Company and Thomas Lynch, dated as of January 29, 2009	Incorporated by reference as Exhibit 10.3 to Form 8-K dated January 29, 2009 and filed on February 3, 2009

10.28†	Stock Option Agreement between the Company and Thomas Lynch, dated as of June 29, 2010	Incorporated by reference as Exhibit 10.2 to Form 8-K dated June 29, 2010 and filed on July 6, 2010

10.29†	Restricted Stock Agreement between the Company and Thomas Lynch, dated as of June 29, 2010	Incorporated by reference as Exhibit 10.3 to Form 8-K dated June 29, 2010 and filed on July 6, 2010

Exhibit No.	Description	Method of Filing
10.30†	Separation Agreement and General Release, dated March 21, 2013, between the Company and Don Jones	Incorporated by reference as Exhibit 10.1 to Form 8-K dated March 15, 2013 and filed on March 21, 2013

10.31	Series A Preferred Stock Securities Purchase Agreement dated as of May 23, 2012, between the Company and TTG Apparel, LLC	Incorporated by reference as Exhibit 10.1 to Form 8-K dated May 23, 2012 and filed on May 29, 2012

10.32	Credit and Security Agreement, dated as of May 31, 2012, by and among Company and certain of its Subsidiaries, as Borrowers and Salus Capital Partners, LLC (“Salus”), as Lender	Incorporated by reference as Exhibit 10.1 to Form 8-K dated May 31, 2012 and filed on June 6, 2012

10.33	First Amendment to the Salus Credit and Security Agreement dated December 18, 2012	Incorporated by reference as Exhibit 10.1 to Form 8-K dated May 23, 2013 and filed on May 30, 2013

10.34	Second Amendment to the Salus Credit and Security Agreement, dated May 23, 2013	Incorporated by reference as Exhibit 10.2 to Form 8-K dated May 23, 2013 and filed on May 30, 2013

10.35	Third Amendment to the Salus Credit and Security Agreement, dated July 25, 2013	Incorporated by reference as Exhibit 10.1 to Form 8-K July 25, 2013 and filed on July 31, 2013

10.36	Fourth Amendment to the Salus Credit and Security Agreement, dated October 10, 2013	Incorporated by reference as Exhibit 10.1 to Form 8-K dated October 10, 2013 and filed on October 16, 2013

10.37	Amended and Restated Revolving Note, dated October 10, 2013, in the stated original principal amount of $24,000,000 executed by the Borrowers and payable to the order of Salus	Incorporated by reference as Exhibit 10.2 to Form 8-K dated October 10, 2013 and filed on October 16, 2013

10.38	Tranche A-2 Advance Note, dated October 10, 2013, in the stated original principal amount of $5,000,000 executed by the Borrowers and payable to the order of Salus	Incorporated by reference as Exhibit 10.3 to Form 8-K dated October 10, 2013 and filed on October 16, 2013

10.39	Agreement for Security (Copyrights), dated May 31,2012, by the Borrowers in favor of Salus	Incorporated by reference as Exhibit 10.3 to Form 8-K dated May 31, 2012 and filed on June 6, 2012

10.40	Agreement for Security (Trademarks), dated May 31,2012, by the Borrowers in favor of Salus	Incorporated by reference as Exhibit 10.4 to Form 8-K dated May 31, 2012 and filed on June 6, 2012

10.41	Pledge Agreement, dated as of May 31, 2012, by the Company in favor of Salus	Incorporated by reference as Exhibit 10.5 to Form 8-K dated May 31, 2012 and filed on June 6, 2012

10.42	Fee Letter, dated as of May 31, 2012, by the Company in favor of Salus	Incorporated by reference as Exhibit 10.6 to Form 8-K dated May 31, 2012 and filed on June 6, 2012

Exhibit No.	Description	Method of Filing
10.43	Amended Fee Letter, dated as of May 23, 2013, by the Company in favor of Salus	Incorporated by reference as Exhibit 10.3 to Form 8-K dated May 23, 2013 and filed on May 30, 2013

10.44	Supplemental Fee Letter, dated October 10, 2013, by the Company in favor of Salus	Incorporated by reference as Exhibit 10.4 to Form 8-K dated October 10, 2013 and filed on October 16, 2013

10.45	Series B Preferred Stock Purchase Agreement, dated as of March 15, 2013, between the Company and Five Island Asset Management LLC	Incorporated by reference as Exhibit 10.1 to Form 8-K dated March 15, 2013 and filed on March 21, 2013

10.46	Form of Director Indemnification Agreement	Incorporated by reference as Exhibit 10.8 to Form 8-K dated March 15, 2013 and filed on March 21, 2013

14	Amended and Restated Code of Ethics	Incorporated by Reference as Exhibit 14 to Form 8-K dated August 15, 2008 and filed on August 21, 2008

21	Subsidiaries of the Company	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification by Chief Executive Officer	Filed herewith

31.2	Certification by Principal Financial and Accounting Officer	Filed herewith

32	Section 1350 Certification	Filed herewith

101	Financial statements from the Annual Report on Form 10-K of the Company for the year ended July 27, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Deficiency, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

†	Indicates a compensation contract or arrangement with management.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 25, 2013	FREDERICK’S OF HOLLYWOOD GROUP INC.

	By:	/s/ THOMAS J. LYNCH
Thomas J. Lynch
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas J. Lynch	Chairman and Chief Executive Officer	October 25, 2013
Thomas J. Lynch	(Principal Executive Officer)

/s/ Thomas Rende	Chief Financial Officer (Principal	October 25, 2013
Thomas Rende	Financial and Accounting Officer)

/s/ Peter Cole	Director	October 25, 2013
Peter Cole

/s/ John L. Eisel	Director	October 25, 2013
John L. Eisel

/s/ William F. Harley	Director	October 25, 2013
William F. Harley

/s/ Milton J. Walters	Director	October 25, 2013
Milton J. Walters

