Form 10-K/A
period 2013-07-27
FREDERICK'S OF HOLLYWOOD GROUP INC /NY/
filed 2013-11-22
CIK 93631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 27, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

Commission File Number: 001-5893

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

As of November 15, 2013, there were 39,273,254 common shares outstanding.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed by the registrant to amend the Annual Report on Form 10-K filed by the registrant with the Securities and Exchange Commission on October 25, 2013 to include the information required to be disclosed by Items 10-14 of Part III of Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, in connection with this Form 10-K/A, the registrant’s Chief Executive Officer and Chief Financial Officer have reissued applicable portions of their Rule 13a-14(a) certifications. Accordingly, Part IV, Item 15 has been amended to reflect the filing of such certifications herewith. Except as described above, this Form 10-K/A does not modify or update the disclosure in, or exhibits to, the original Form 10-K, which continues to speak as of the date it was filed.

FREDERICK’S OF HOLLYWOOD GROUP INC.

2013 FORM 10-K/A

ii

PART III

As used in this Form 10-K/A, the “Company,” “we,” “our” or “us” refers to Frederick’s of Hollywood Group Inc. and its subsidiaries.

ITEM 10. – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Concerning Our Directors and Executive Officers

Directors

Name	Age	Position	Director Since
Thomas J. Lynch	45	Chairman and Chief Executive Officer	2008
Peter Cole(1)(2)	65	Director	2004
John L. Eisel(1)(2)(3)	64	Director	2004
William F. Harley(2)(3)	50	Director	2008
Milton J. Walters(1)(3)	71	Director	2008

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
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

Thomas J. Lynch became our Chief Executive Officer in January 2009 and our Chairman of the Board in May 2009 and has been a member of our board of directors since January 2008. From February 2007 to December 2008, he served as Chief Executive Officer of Fursa Alternative Strategies LLC. From July 2006 to January 2007, Mr. Lynch was a Managing Director at UBS, an investment bank and global asset management business. From August 2000 to May 2006, Mr. Lynch was Managing Director and Senior Vice President of Mellon Asset Management. Mr. Lynch was a member of the Mellon Asset Management Senior Management Committee and was a thought leader in global distribution strategies and strategic planning. He had direct management responsibility for a $36 billion (Assets Under Management) institutional asset management business. Mr. Lynch received a B.A. degree from St. Anselm College and attended The Brandeis University International Business School. Mr. Lynch provides our board of directors with extensive financial, strategic planning and operational expertise and significant management and leadership experience derived from his prior roles in senior executive positions.

Peter Cole has served as a member of our board of directors since April 2004 and was our Executive Chairman from January 2008 to May 2009. From January 2007 to January 2008, he served as the lead director to facilitate the completion of our merger with FOH Holdings, Inc. Since October 2005, Mr. Cole has been the managing member of Performance Enhancement Partners, LLC, a private consulting firm that he founded. Since July 2010, Mr. Cole has served as a director, and from July 2010 to March 2011 served as Chief Executive Officer of Harmony Health & Beauty, Inc., a privately-held in-airport retailer. From April 2001 through July 2005, he served as Chairman of the Board and Chief Executive Officer of Qwiz, Inc., a privately-held leading provider of skills and behavioral testing now operating as SHL Previsor, Inc. Prior to joining SHL Previsor, Inc., Mr. Cole was a Managing Director at Citibank, where he was responsible for one of its global capital markets businesses. Since May 2012, Mr. Cole has served as Chief Administrative Officer and a director of Focus Pointe Holdings, Inc., a privately-held provider of focus group panelists and facilities. He received a B.A. degree in economics from the University of Vermont. Mr. Cole provides our board of directors with management and turnaround expertise, as well as general business experience derived from his service on the board and as an executive officer of other companies.

John L. Eisel has been a member of our board of directors since April 2004. Since 1980, Mr. Eisel has been a partner at Edwards Wildman Palmer LLP and its predecessor, Wildman, Harrold, Allen & Dixon LLP, a law firm located in Chicago, Illinois that he joined in 1975. Mr. Eisel’s primary areas of practice are mergers and acquisitions and securities regulation. As part of his legal practice, Mr. Eisel has provided counsel to the boards of directors of several public and private companies. Mr. Eisel was Chairman of his firm’s Management Committee from 1994 to 1999 and is currently co-chair of the firm’s Business Law Department. Mr. Eisel received a B.S. degree in accounting and a J.D. degree from the University of Illinois. Mr. Eisel passed the CPA examination in 1971. He currently serves on the board of directors of several private companies, and he is a member of the Planning Committee for the Ray Garrett Jr. Corporate and Securities Law Institute. Mr. Eisel brings to our board of directors an in-depth understanding of financial statements and SEC reporting requirements as well as extensive and diverse general business and legal knowledge.

William F. “Mickey” Harley, III has been a member of our board of directors since January 2008. He currently serves as the Chairman and Chief Executive Officer of Arsenal Group, LLC, a company he co-founded in February 2011. Mr. Harley is principally responsible for Arsenal Group’s investment decisions. Arsenal Group owns HRK Holdings LLC and HRK Industries LLC, both of which filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Middle District of Florida on June 27, 2012. The court has approved the companies hiring an investment banker to market properties they own and intend to sell in order to emerge from bankruptcy. Mr. Harley also is President and Chief Investment Officer of Fursa Alternative Strategies LLC, which he co-founded in April 1999 (as HBV Capital Management, LLC) and sold to Mellon Financial Corporation in July 2002 (when it was re-named Mellon HBV Alternative Strategies LLC). Mr. Harley served as Chief Investment Officer and Chief Executive Officer of Fursa from July 2002 until he repurchased it from Mellon in December 2006. Mr. Harley is principally responsible for Fursa’s investment decisions. From June 1996 to April 1999, Mr. Harley was the Head of Research at Milton Partners, L.P., a hedge fund manager specializing in arbitrage funds. Before joining Milton Partners, Mr. Harley was a Vice President and Director of Allen & Company, where he was responsible for the day-to-day management and investment strategies of the arbitrage department. From January 2003 to April 2006, and since April 2007, Mr. Harley has served as a director of FOH Holdings. Since December 2008, Mr. Harley has served as a director, and from December 2008 to September 2012, he served as President of Xemplar Energy Corporation (TSX Venture: XE). Mr. Harley also has previously served on the board of directors of the following privately-held companies: J.L. French Automotive Castings, Inc., Metromedia International Group, Inc., Integral Systems, Inc., Coastal Greenland Limited and Interboro Insurance. Mr. Harley received a Master’s degree in public and private management from Yale University’s School of Management and a B.S. degree in chemical engineering and a B.A. degree in economics from Yale University. Mr. Harley provides our board of directors with expertise in finance and financial markets and with experience derived from his service on the board of other public and private companies.

Milton J. Walters has been a member of our board of directors since January 2008 and a director of FOH Holdings since January 2003. He has more than 40 years of investment banking experience including serving as Managing Director of AG Becker and its successor Warburg Paribas Becker, where he was employed from 1965 to 1984; Senior Vice President and Managing Director of Smith Barney from 1984 to 1988; Managing Director of Prudential Securities from 1997 to 1999; and since August 1999 as President and Chief Executive Officer of Tri-River Capital, a strategic financial advisory and valuation service provider which he founded. Since November 2010, Mr. Walters has served as a member of the board of directors of Sabra Healthcare REIT, Inc. (NASDAQ: SBRA). He also has served as a director of Petroleum & Franchise Capital, a privately-held company that provides financing for national and regional franchise and retail petroleum operators, since November 2012, and as a director of Gorilla Toolz Inc., a privately-held software developer of partner relationship programs, since September 2013. From September 2001 to December 2012, he served as a director and chairman of the audit committee of Sun Healthcare Group, Inc. (NASDAQ: SUNH), and from January 2003 to June 2010, he served as a director and chairman of the audit committee of Decision One Corporation, a privately-held information technology services company. Mr. Walters is a member of the Economics Club of New York, the National Association of Corporate Directors and the University Club of New York, and currently serves as a director of the Lyme Land Conservation Trust, Inc. and the Southeast Connecticut World Affairs Council. He is a former trustee of Hamilton College and Friends Academy. Mr. Walters received an A.B. degree from Hamilton College. Mr. Walters provides our board of directors with finance expertise, having over 40 years of investment banking experience; leadership, management and a range of industry experience derived from his current and former positions as president of a company that he founded and as a managing director and group head of various investment banking firms; and public company experience from service on the board of directors of other public and private companies.

Executive Officers

In addition to Thomas J. Lynch, our Chairman of the Board and Chief Executive Officer, we have one other executive officer:

Thomas Rende, 53 years old, has served as our Chief Financial Officer since January 2008, and served as Chief Financial Officer of our wholesale division from February 1999 until it was sold in October 2010. He also served as a member of our board of directors from January 2008 to May 2010 and from April 2004 to April 2007. Since joining the company in 1989, Mr. Rende has held various positions within the finance department. Mr. Rende received a B.S. degree in economics from the State University of New York at Oneonta.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on the review of the copies of these forms furnished to us and representations that no other reports were required, all Section 16(a) reporting requirements were complied with during the year ended July 27, 2013.

Code of Ethics

Our board of directors has adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Our code of ethics can be found on our corporate website at www.fohgroup.com. In addition, copies of the code of ethics are available free of charge, upon request sent in writing to Frederick’s of Hollywood Group Inc., 6255 Sunset Boulevard, Hollywood, California 90028, Attention: Corporate Secretary.

Committees of the Board of Directors

We have standing audit, compensation and nominating and governance committees. Copies of our committee charters are available free of charge on our corporate website at www.fohgroup.com.

Audit Committee

Our audit committee consists of Milton J. Walters (chairman), Peter Cole and John L. Eisel, each of whom meets the requirements for independence under the rules of the SEC and the NYSE MKT for board members and for members of the audit committee. Based upon a review by the board of directors of all relevant information, the board of directors has determined that John L. Eisel and Milton J. Walters each qualifies as an “audit committee financial expert” as that term is defined under the rules and regulations of the SEC. The functions of the audit committee include oversight of the integrity of our financial statements, compliance with legal and regulatory requirements, and the performance, qualifications and independence of our independent auditors. The purpose and responsibilities of our audit committee are set forth in a written audit committee charter which has been adopted by the board.

Compensation Committee

Our compensation committee is currently comprised of Peter Cole (chairman), William F. Harley and John L. Eisel, each of whom meets the requirements for independence under the rules of the SEC and the NYSE MKT. The compensation committee does not have a formal written charter. The responsibilities of the compensation committee include:

•	establishing the general compensation policy for our executive officers, including the chief executive officer;

•	administering our equity compensation plans; and

•	determining who participates in each of these plans, establishing performance goals and target payouts, and determining specific grants and bonus awards to participants.

Our compensation committee makes all final approvals with respect to compensation of executive officers based on its assessment of the value of each executive’s contribution, the results of recent past fiscal years in light of prevailing business conditions, our goals for the ensuing fiscal year and, to a lesser extent, prevailing compensation levels at companies considered to be comparable to our company. Our compensation committee considers recommendations from our chief executive officer relating to the compensation of our other executive officers, but the chief executive officer does not make recommendations regarding his own compensation. Executive officers other than our chief executive officer generally are not involved in determining executive compensation. The compensation committee did not engage any compensation consultants during fiscal year 2013.

Nominating and Governance Committee

Our nominating and governance committee is currently comprised of John L. Eisel (chairman), Milton J. Walters and William F. Harley, each of whom meets the requirements for independence under the rules of the SEC and the NYSE MKT. The nominating and governance committee is responsible for overseeing the selection of persons to be nominated to serve on the board of directors. The nominating and governance committee considers persons identified by its members, management, shareholders and others. There have been no changes to the procedures by which shareholders may recommend nominees to the board from those procedures set forth in our proxy statement for our 2013 Annual Meeting of Shareholders, the last proxy statement that we filed with the SEC. Our board of directors has adopted a written charter for the nominating and governance committee and established guidelines for selecting nominees and a method by which shareholders may propose to the nominating committee candidates for selection as nominees for directors.

ITEM 11. – EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to or earned by each of the “named executive officers” (as defined in Item 402 of Regulation S-K) for the years ended July 27, 2013 and July 28, 2012:

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Thomas J. Lynch	2013	540,000		-	-	-	29,391	(2)	569,391
Chairman and CEO	2012	540,000		-	15,000	24,521	28,329	(3)	607,850

Thomas Rende	2013	310,000		-	-	-	28,795	(2)	338,795
EVP and CFO	2012	310,000		-	6,600	10,789	27,716	(3)	355,105

Donald Jones	2013	292,831	(4)		-	-	140,106	(2)	432,937
Former President & COO	2012	334,615	(5)	-	56,800	76,030	16,431	(3)	483,786

(1)	Represents the aggregate grant date fair value of awards computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 (“ASC 718”). Assumptions used in the calculation of these amounts are disclosed in Note 12 to our audited consolidated financial statements for the year ended July 27, 2013 contained in our Annual Report on Form 10-K filed with the SEC on October 25, 2013.

(2)	Represents payments that we made in fiscal year 2013 for the named executive officers as follows:

Named Executive Officer	Life Insurance ($)	Long Term Disability Insurance ($)	Group Health Insurance ($)	Automobile Expenses ($)	Severance ($)	Total ($)
Thomas J. Lynch	-	1,560	12,831	15,000	-	29,391
Thomas Rende	2,680	1,300	12,815	12,000	-	28,795
Donald Jones	-	1,040	8,297	-	130,769	140,106

(3)	Represents payments that we made in fiscal year 2012 for the named executive officers as follows:

Named Executive Officer	Life Insurance ($)	Long Term Disability Insurance ($)	Group Health Insurance ($)	Automobile Expenses ($)	Total ($)
Thomas J. Lynch	-	1,728	11,601	15,000	28,329
Thomas Rende	2,680	1,440	11,596	12,000	27,716
Donald Jones	5,000	1,728	9,703	-	16,431

(4)	Represents salary paid to Mr. Jones through March 15, 2013, the termination date of his employment.

(5)	Represents salary paid to Mr. Jones in accordance with the terms of his employment agreement from the commencement of his employment on August 22, 2011. Effective January 16, 2012, Mr. Jones’ annual base salary was increased from $350,000 to $400,000.

Compensation Arrangements for Executive Officers

Thomas J. Lynch

On June 29, 2010, we entered into an employment agreement with Thomas J. Lynch, which provides for Mr. Lynch to serve as our Chief Executive Officer until January 2, 2014 at a base salary of $540,000 per year. Pursuant to the terms of the employment agreement, in addition to his base salary, Mr. Lynch was eligible to receive for the year ended July 27, 2013, and is eligible to receive for the year ending July 26, 2014, an annual incentive bonus under our Annual Incentive Bonus Plan equal to 65% of his base salary based on achieving certain targeted performance goals established by the compensation committee and approved by the board of directors for each fiscal year. The bonus for the year ending July 26, 2014 will be prorated for the partial year. No participant in the Annual Incentive Bonus Plan, including Mr. Lynch, received an annual performance bonus for the year ended July 27, 2013. From time to time, Mr. Lynch also will be eligible to receive such discretionary bonuses as the compensation committee deems appropriate.

In addition to his base salary, on June 29, 2010, we granted Mr. Lynch a ten-year, non-qualified option to purchase 600,000 shares of common stock under our 2010 Long-Term Incentive Equity Plan at an exercise price of $0.78 per share (the closing price of our common stock on such date), of which 350,000 shares are vested and the remaining 250,000 shares will vest on January 2, 2014. Additionally, on June 29, 2010, we issued Mr. Lynch 150,000 shares of restricted stock under our 2000 Performance Equity Plan, of which 100,000 shares are vested and the remaining 50,000 shares will vest on January 2, 2014.

Mr. Lynch’s employment agreement also provides for us to pay the premiums on a life insurance policy for him providing a death benefit of $1,500,000 to Mr. Lynch’s designated beneficiary. During the year ended July 27, 2013, Mr. Lynch did not elect to receive life insurance. The employment agreement also provides for us to pay the premiums on a disability insurance policy for Mr. Lynch providing a non-taxable benefit of at least $10,000 per month payable to Mr. Lynch in the event of his disability. We currently provide him with a policy that pays a benefit of $12,000 per month if he becomes disabled. Under the employment agreement, Mr. Lynch is prohibited from disclosing confidential information about us and employing or soliciting any of our current employees to leave us during his employment and for a period of one year thereafter.

On December 21, 2012, we amended Mr. Lynch’s employment agreement to include a “change of control” provision, which is described below in the section entitled Potential Termination or Change of Control Payments.

Thomas Rende

On June 1, 2010, we entered into an employment agreement with Thomas Rende, which provides for Mr. Rende to serve as our Chief Financial Officer until June 1, 2013 at a base salary of $310,000 per year. On December 21, 2012, we amended Mr. Rende’s employment agreement to extend his term of employment through December 31, 2013 and to add a “change of control” provision described below. Pursuant to the terms of the employment agreement, in addition to his base salary, Mr. Rende was eligible to receive for the year ended July 27, 2013, and is eligible to receive for the year ending July 26, 2014, an annual performance bonus under our Annual Incentive Bonus Plan equal to 35% of his base salary based on achieving certain targeted performance goals established by the Chief Executive Officer and approved by the compensation committee for each fiscal year. The bonus for the year ending July 26, 2014 will be prorated for the partial year. No participant in the Annual Incentive Bonus Plan, including Mr. Rende, received an annual performance bonus for the year ended July 27, 2013. From time to time, Mr. Rende also will be eligible to receive upon the recommendation of the Chief Executive Officer, such discretionary bonuses as the compensation committee deems appropriate.

In addition to his base salary, on June 1, 2010, we granted Mr. Rende a ten-year, non-qualified option to purchase 100,000 shares of common stock under our 1988 Non-Qualified Stock Option Plan at an exercise price of $0.84 per share (the closing price of our common stock on such date). All of these shares are vested. Additionally, on June 1, 2010, we issued to Mr. Rende 100,000 shares of restricted stock under our 2000 Performance Equity Plan. All of these shares are vested.

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

On December 21, 2012, we amended Mr. Rende’s employment agreement to include a “change of control” provision, which is described below in the section entitled Potential Termination or Change of Control Payments.

Donald Jones

On September 8, 2011, we entered into an employment agreement with Donald Jones, which provided for Mr. Jones to be employed as our President and Chief Operating Officer until August 22, 2013. On February 9, 2012, we amended the employment agreement to increase Mr. Jones’ base salary from $350,000 to $400,000 per year effective as of January 16, 2012. Effective March 15, 2013, we terminated Mr. Jones’ employment without cause, and on March 21, 2013, we terminated his employment agreement and entered into a Separation Agreement and General Release. In consideration of his execution of a general release of claims in our favor, Mr. Jones received severance in the amount of $200,000 (six (6) months’ base salary), which was paid in accordance with our customary payroll procedures, subject to applicable deductions and withholdings. The final severance payment was made on September 27, 2013. In addition, consistent with the terms of Mr. Jones’s prior agreements with us, (i) 150,000 stock options with an exercise price of $0.62 per share vested and will remain exercisable until September 7, 2021 and (ii) 80,000 shares of restricted stock issued to Mr. Jones have vested as scheduled.

Grants of Plan-Based Awards

There were no awards granted to the named executive officers under our equity compensation plans during the year ended July 27, 2013.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards as of July 27, 2013 for each of the named executive officers:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Exercisable Options (#)	Number of Securities Underlying Unexercised Un-exercisable Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares that have Not Vested (#)		Market Value of Shares that have Not Vested ($)(1)
Thomas J. Lynch	360,000	-		0.38	1/28/2019	50,000	(2)	9,000
	350,000	250,000	(2)	0.78	6/28/2020	12,500	(3)	2,250
	84,000	-		1.05	1/11/2021
	58,333	29,167	(3)	0.40	1/10/2022

Thomas Rende	37,500	-		2.90	12/9/2014	5,500	(3)	990
	75,000	-		2.00	10/12/2016
	78,750	-		3.10	1/27/2015
	100,000	-		0.84	5/31/2020
	35,000	-		1.05	1/11/2021
	25,667	12,833	(3)	0.40	1/10/2022

Donald Jones	75,000	75,000	(4)	0.62	9/7/2021	40,000	(4)	7,200

(1)	The market value of shares reported is computed based on the closing price of our common stock of $0.18 on July 26, 2013 (the last trading day of fiscal year 2013).

(2)	These securities vest on January 2, 2014.

(3)	These securities vest on January 11, 2014.

(4)	These securities vested on August 22, 2013.

Option Exercises and Stock Vested in Fiscal Year 2013

The following table summarizes the vesting of stock awards for the named executive officers during the year ended July 27, 2013. No options were exercised by the named executive officers during the year ended July 27, 2013:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Thomas J. Lynch	-	-	50,000	9,000	(1)
	-	-	12,000	2,880	(2)
	-	-	12,500	3,000	(3)

Thomas Rende	-	-	50,000	8,000	(4)
	-	-	5,000	1,200	(2)
	-	-	5,500	1,320	(3)

Donald Jones	-	-	40,000	6,800	(5)
			6,000	1,440	(3)

(1)	For each share vested, the value realized on vesting represents the closing price of our common stock of $0.18 on January 2, 2013, the vesting date, multiplied by the number of shares acquired on vesting.

(2)	For each share vested, the value realized on vesting represents the closing price of our common stock of $0.24 on January 14, 2013, the trading day following the vesting date, multiplied by the number of shares acquired on vesting.

(3)	For each share vested, the value realized on vesting represents the closing price of our common stock of $0.24 on January 11, 2013, the vesting date, multiplied by the number of shares acquired on vesting.

(4)	For each share vested, the value realized on vesting represents the closing price of our common stock of $0.16 on June 3, 2013, the trading day following the vesting date, multiplied by the number of shares acquired on vesting.

(5)	For each share vested, the value realized on vesting represents the closing price of our common stock of $0.17 on August 22, 2013, the vesting date, multiplied by the number of shares acquired on vesting.

Potential Termination or Change of Control Payments

Messrs. Lynch and Rende each have an employment agreement with us that provides for the potential payments described below in the event of their termination. To the extent necessary to comply with Internal Revenue Code Section 409A, all cash amounts due may be paid in a lump-sum cash payment on the six-month anniversary of the date of termination of employment, except for the change of control payment described below, which is to be paid in two installments as follows: (i) the first installment will be paid ten days after the date the executive’s employment is terminated, in an amount equal to two times the lesser of: (a) the sum of the executive’s total compensation (including salary and bonus) for the calendar year preceding the year in which executive’s employment is terminated (adjusted for any increase during that year that was expected to continue indefinitely if the executive’s employment had not terminated), or (b) the maximum amount that may be taken into account under a qualified plan under Internal Revenue Code section 401(a)(17) for the year in which the executive’s employment is terminated; and (ii) the second installment will be paid on the first business day following the day that is six months after the date the executive’s employment is terminated, in an amount equal to the balance, if any, of the change of control payment.

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

In addition, in the case of death, his beneficiary will be entitled to receive proceeds from a company-paid life insurance policy to be provided to Mr. Lynch in his name. During the year ended July 27, 2013, Mr. Lynch did not elect to receive life insurance. We also maintain a long-term disability insurance policy for Mr. Lynch, which, upon his disability, will provide a non-taxable benefit of at least $10,000 per month, payable to him. We currently provide him with a policy that pays a benefit of $12,000 per month if he becomes disabled.

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

The stock option granted and the restricted stock issued to Mr. Lynch in June 2010 also will continue to vest as scheduled.

Payment Upon Termination Following a Change of Control. On December 21, 2012, we amended Mr. Lynch’s employment agreement to add a “change of control” provision, which provides that if (1) a “change of control” occurs and (2) within 24 months thereafter, Mr. Lynch’s employment is terminated by us without “cause” or he terminates his employment for “good reason” (as each term is defined in the respective employment agreements), or his employment as an “at will” employee is terminated following the expiration of the term in which the agreement has not been renewed, Mr. Lynch will be entitled to receive an amount equal to 125% of his base salary ($675,000), in addition to all other compensation and benefits otherwise to be paid pursuant to his employment agreement as described above under Payment Upon Involuntary Termination Without Cause or Resignation for Good Reason. A “change of control” is defined in the amendment as: (i) an acquisition by any one person, or more than one person acting as a group (not including TTG Apparel, LLC, Tokarz Investments, LLC and members of our board of directors or management or their affiliates as of the amendment date), of the ownership of our stock that, together with the stock held by such person or group, constitutes more than 50% of the total fair market value or combined voting power of our stock; (ii) the replacement, during any period of 12 months, of a majority of members of our board of directors by directors whose appointment or election is not endorsed by a majority of the members of our board of directors as of the amendment date; or (iii) an acquisition by any one person, or more than one person acting as a group (not including TTG Apparel, LLC, Tokarz Investments, LLC and members of our board of directors or management or their affiliates as of the date hereof), or an acquisition during the 12-month period ending on the date of the most recent acquisition by such person or persons, of assets from us that have a total gross fair market value equal to or more than 40% of the total gross fair market value of all of our assets immediately before such acquisition or acquisitions.

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

Payment Upon Involuntary Termination Without Cause or Resignation for Good Reason. If Mr. Rende terminates his employment for “good reason” (as defined in his employment agreement) or is terminated by us without “cause” (as defined in his employment agreement), or if we do not continue his employment at the end of the employment term upon substantially similar terms, he will be entitled to receive the following:

•	base salary through the end of the employment term (December 31, 2013);

•	the sum of $250,000;

•	any non-equity incentive compensation that would have become payable for the year in which the employment was terminated, pro-rated for the number of months worked during the fiscal year of termination;

•	life and disability insurance benefits through the end of the employment term;

•	company-paid continuation of medical coverage for one year after the end of the term;

•	all valid business expense reimbursements; and

•	all accrued but unused vacation pay.

Payment Upon Termination Following a Change of Control. On December 21, 2012, we amended Mr. Rende’s employment agreement to add a “change of control” provision identical to Mr. Lynch’s change of control provision described above, except that Mr. Rende would be entitled to receive an amount equal to 125% of his base salary ($387,500), in addition to all other compensation and benefits otherwise to be paid pursuant to his employment agreement as described above under Payment Upon Involuntary Termination Without Cause or Resignation for Good Reason.

The following table reflects the amounts that would have been payable to each of Messrs. Lynch and Rende had their employment terminated as of July 27, 2013.

Name	Benefits	Termination Following a Change of Control	Death or Disability	Involuntary Termination Without Cause or Resignation for Good Reason
Thomas J. Lynch	Base Salary	$236,769	$-	$236,769
	Severance	450,000	-	450,000
	Medical Insurance	19,267	-	19,267
	Change of Control Payment	675,000	-	-
	Disability Insurance	2,210	-	2,210
	Accrued Vacation Pay	100,567	100,567	100,567
	Total	$1,483,814	$100,567	$808,814

Thomas Rende	Base Salary	$133,538	$-	$133,538
	Severance	250,000	-	250,000
	Change of Control Payment	387,500	-	-
	Medical Insurance	19,217	-	19,217
	Disability Insurance	1,842	-	1,842
	Life Insurance	2,680	-	2,680
	Accrued Vacation Pay	45,677	$45,677	45,677
	Total	$840,455	$45,677	$452,955

Compensation Plans

Non-Equity Compensation Plan

Annual Incentive Bonus Plan

On June 29, 2010, our board of directors adopted the Annual Incentive Bonus Plan. Our compensation committee selects employees to participate in the plan. Participants are eligible to receive an annual cash bonus of up to a percentage of the participant’s base salary as determined by the compensation committee. The maximum cash bonus award for the named executive officers participating in the Annual Incentive Bonus Plan, expressed as a percentage of base salary as set forth in their respective employment agreements, is as follows: Thomas J. Lynch, 65%, and Thomas Rende, 35%.

The bonus payment for each participant is calculated based on two components: (1) our annual financial performance (“Company Performance Component”), representing up to 80% of the total eligible bonus; and (2) the participant’s individual performance (“Individual Performance Component”), representing up to 20% of the total eligible bonus. If we achieve less than 80% of the Target Adjusted EBITDA (as defined below), no participant will be eligible to receive any bonus. Since we achieved less than 80% of the Target Adjusted EBITDA established by the board of directors for the year ended July 27, 2013, no bonuses were given to any participant under the Annual Incentive Bonus Plan for fiscal year 2013.

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

Equity Compensation Plans

Amended and Restated 1988 Non-Qualified Stock Option Plan

On December 13, 1988, our shareholders approved the 1988 Non-Qualified Stock Option Plan covering up to 833,333 shares of common stock to provide an additional continuing form of long-term incentive to selected officers. On September 19, 2006, our board of directors approved an amended and restated 1988 plan, which (i) increased the time period in which an employee terminated for any reason other than death or disability has to exercise the portion of the option which is exercisable on the date of termination from 30 days to 90 days following the date of termination; (ii) provided for continued exercisability of options after termination in the discretion of the compensation committee as set forth in the stock option agreement at the time of grant; (iii) increased the time period in which an employee terminated due to disability has to exercise the option from 180 days to one year from the date of termination; and (iv) increased the time period in which the legal representative or legatee under the will of an employee who dies within 90 days (instead of 30 days) after the date of termination of employment or while employed by us or a subsidiary has to exercise the decedent employee’s option from 180 days to one year from the date of death. Unless terminated by the board, the 1988 plan will remain effective until no further options may be granted and all options granted under the plan are no longer outstanding. No options were granted under this plan during fiscal years 2013 and 2012. As of November 15, 2013, there were options outstanding to purchase an aggregate of 632,500 shares, exercisable at prices ranging from $0.38 to $2.90 per share of our common stock at a weighted average exercise price of $0.83 per share. There were 200,833 shares available for grant under the 1988 plan as of November 15, 2013.

Amended and Restated 2000 Performance Equity Plan

On February 22, 2000, the board of directors adopted the 2000 Performance Equity Plan covering 375,000 shares of common stock under which our officers, directors, key employees and consultants are eligible to receive incentive or non-qualified stock options, stock appreciation rights, restricted stock awards, stock reload options and other stock based awards. Shareholders approved the 2000 plan on November 28, 2000. On January 23, 2008, our shareholders approved an amended and restated 2000 plan, which increased the number of shares of our common stock available for issuance under the plan from 375,000 shares to 2,000,000 shares, added a 500,000 share limit on grants to any individual in any one calendar year in order for the plan to comply with Section 162(m) of the Internal Revenue Code and made other changes to comply with Section 409A of the Internal Revenue Code. The 2000 plan will terminate when no further awards may be granted and awards granted are no longer outstanding, provided that incentive options no longer may be granted. To the extent permitted under the provisions of the 2000 plan, the compensation committee has authority to determine the selection of participants, allotment of shares, price and other conditions of awards. No awards were granted under this plan during fiscal years 2013 and 2012. As of November 15, 2013, there were options outstanding to purchase an aggregate of 391,750 shares, exercisable at prices ranging from $0.87 to $3.10 per share of our common stock at a weighted average exercise price of $2.82 per share. There were 220,321 shares available for grant under the 2000 plan as of November 15, 2013.

Our Non-Employee Director Compensation Plan provides that each non-employee director may elect to receive the annual stipend and meeting fees in cash and/or shares of our common stock under our 2000 plan in such proportion as is determined by each non-employee director. As of November 15, 2013, an aggregate of 794,776 shares of common stock have been issued to non-employee directors under the 2000 plan.

Amended and Restated 2003 Employee Equity Incentive Plan

FOH Holdings adopted the 2003 Employee Equity Incentive Plan on December 1, 2003. The plan authorized FOH Holdings to issue incentive or nonqualified stock options to its employees and officers. The plan was amended and restated as of December 1, 2006, primarily to increase the number of shares covered under the plan and to permit the issuance of nonqualified stock options to independent directors. On January 28, 2008, the 2003 plan and underlying options were assumed by us. As of November 15, 2013, there were options outstanding to purchase an aggregate of 62,341 shares, exercisable at prices ranging from $2.46 to $4.52 per share of our common stock at a weighted average exercise price of $3.46 per share. No additional grants may be made under the 2003 plan.

2010 Long-Term Incentive Equity Plan

On June 29, 2010, the board of directors adopted the 2010 Long-Term Incentive Equity Plan covering 4,000,000 shares of common stock under which our officers, directors, key employees and consultants are eligible to receive incentive or non-qualified stock options, stock appreciation rights, restricted stock awards, stock reload options and other stock based awards. This plan will terminate when no further awards may be granted and awards granted are no longer outstanding, provided that incentive options may only be granted until June 28, 2020. To the extent permitted under the provisions of the plan, the compensation committee has authority to determine the selection of participants, allotment of shares, price and other conditions of awards.

During fiscal years 2013 and 2012, options were granted and shares of restricted stock were issued under the 2010 plan to the individuals in the amounts listed in the chart below. The 360,000 options granted and the 25,000 shares of restricted stock issued during fiscal year 2013 vest in two equal installments on the first and second anniversaries of the respective grant dates, and the options have exercise prices ranging from $0.17 to $0.20 per share. The options granted and shares of restricted stock issued during fiscal year 2012 vested or will vest in three equal installments on each of the grant date and the first and second anniversaries of the grant date, and the options have an exercise price of $0.40 per share. On September 8, 2011, we issued 80,000 shares of restricted stock and granted 150,000 options at an exercise price of $0.62 per share to our former President. These shares and options are fully vested. As of November 15, 2013, there were options outstanding under the 2010 plan to purchase an aggregate of 1,645,000 shares, exercisable at prices ranging from $0.17 to $1.05 per share of our common stock at a weighted average exercise price of $0.61 per share. There were 1,965,500 shares available for grant under the 2010 plan as of November 15, 2013.

	Number of Options		Number of Shares
	FY2013	FY2012	FY2013	FY2012
Chief Executive Officer	-	87,500	-	37,500
Chief Financial Officer	-	38,500	-	16,500
Former President	-	192,000	-	98,000
Non-Employee Directors (4)	-	84,000	-	36,000
Other Employees (3 in FY2013 and 3 in FY2012)	210,000	98,000	25,000	42,000
Total	210,000	500,000	25,000	230,000

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

On November 8, 2010, we made a one-time issuance of 20,000 shares of fully vested common stock to each of our non-employee directors under the 2000 Performance Equity Plan.

On January 12, 2011, each non-employee director was issued 7,500 shares of restricted stock and options to purchase 17,500 shares of common stock at an exercise price of $1.05 per share under the 2010 Long-Term Incentive Equity Plan. 33.3% of the shares and options vested on each of January 12, 2011, 2012 and 2013.

On January 11, 2012, each non-employee director was issued 9,000 shares of restricted stock and options to purchase 21,000 shares of common stock at an exercise price of $0.40 per share under the 2010 Long-Term Incentive Equity Plan. 33.3% of the shares and options vested on each of January 11, 2012 and 2013, and 33.3% will vest on January 11, 2014.

The following table summarizes the compensation of our non-employee directors for the year ended July 27, 2013. Directors who are employees of our company do not receive separate compensation for their service as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Peter Cole	37,000	1,320		-	-		38,320
John L. Eisel	40,000	1,320		-	-		41,320
William F. Harley	-	37,320	(2)	-	25,000	(3)	62,320
Milton J. Walters	28,500	10,820	(4)	-	-		39,320

(1)	Represents the aggregate grant date fair value of awards computed in accordance with ASC 718. Assumptions used in the calculation of these amounts are disclosed in Note 12 to our audited consolidated financial statements for the year ended July 27, 2013 contained in our Annual Report on Form 10-K filed with the SEC on October 25, 2013.

(2)	Includes director compensation payments of 180,966 shares of common stock at a total value of $36,000 in accordance with our Non-Employee Director Compensation Plan.

(3)	Represents fee paid for consulting services rendered during the year ended July 27, 2013.

(4)	Includes director compensation payments of 48,320 shares of common stock at a total value of $9,500 in accordance with our Non-Employee Director Compensation Plan.

ITEM 12. – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of November 15, 2013 by:

•	each person or group (as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock on November 15, 2013;

•	each of our executive officers and directors; and

•	all of our executive officers and directors, as a group.

The percentage of beneficial ownership indicated below is based on 39,273,254 shares of our common stock outstanding on November 15, 2013. Except as otherwise indicated below, each person identified in the table below has sole voting and investment power over the shares beneficially owned by such person.

	Beneficial Ownership of our Common Stock on November 15, 2013
Name and Address of Beneficial Owner(1)	Number of Shares		Percent of Class

Harbinger Group Inc. 450 Park Avenue, 30th Floor New York, NY 10022	89,170,136	(2)	88.1%
Arsenal Group, LLC 21 Greene Avenue Amityville, New York 11701	89,170,136	(3)	88.1%
Fursa Alternative Strategies LLC, on behalf of certain funds and accounts affiliated with or managed by it or its affiliates 21 Greene Avenue Amityville, New York 11701	89,170,136	(4)	88.1%
Tokarz Investments, LLC 287 Bowman Avenue Purchase, New York 10577	89,170,136	(5)	88.1%
TTG Apparel, LLC 287 Bowman Avenue Purchase, New York 10577	89,170,136	(6)	88.1%
Thomas J. Lynch	1,729,500	(7)	4.3%
Thomas Rende	656,720	(8)	1.7%
Peter Cole	510,612	(9)	1.3%
John L. Eisel	240,333	(10)	*
William F. Harley Fursa Alternative Strategies LLC 21 Greene Avenue Amityville, New York 11701	512,547	(11)	1.3
Milton J. Walters	254,754	(12)	*
All executive officers and directors as a group (6 individuals)	3,904,466	(13)	9.5%

*	Less than 1%.

(1)	The business address of each of Thomas J. Lynch, Thomas Rende, Peter Cole, John L. Eisel and Milton J. Walters is c/o Frederick’s of Hollywood Group Inc., 6255 Sunset Boulevard, Hollywood, California 90028.

(2)	Includes 53,197,377 shares beneficially owned by HGI Funding, LLC (“HGI Funding”), a wholly owned subsidiary of Harbinger Group Inc. (“HGI”), and includes and excludes, as applicable, the shares included and excluded by Arsenal Group, LLC, Fursa Alternative Strategies LLC, Tokarz Investments, LLC and TTG Apparel, LLC, as set forth in notes 3, 4, 5 and 6, as members of a “group” that may be deemed to exist under Rule 13d-5 of the Exchange Act. The 53,197,377 shares include (i) 43,030,400 shares of common stock issuable upon conversion of 104,545 shares of Series B Preferred Stock and (ii) 10,166,977 shares of common stock issuable upon exercise of warrants with exercise prices ranging from $0.01 to $1.21 per share. Pursuant to their terms, these warrants are only exercisable upon a corresponding exercise or conversion of securities representing the right to acquire 10,166,977 shares of common stock. According to a Schedule 13D/A, dated September 26, 2013, and filed with the SEC on September 27, 2013, as a result of Philip Falcone’s position as the Chief Executive Officer and Chairman of the Board of Directors of HGI and his relationship with certain controlling persons of HGI, Mr. Falcone may be deemed to beneficially own securities beneficially owned by HGI.

(3)	Includes 11,916,187 shares beneficially owned by Arsenal Group, LLC, and includes and excludes, as applicable, the shares included and excluded by HGI, Fursa Alternative Strategies LLC, Tokarz Investments, LLC and TTG Apparel, LLC as set forth in notes 2, 4, 5 and 6, as members of a group that may be deemed to exist under Rule 13d-5 of the Exchange Act. The 11,916,187 shares include (a) 11,359,292 shares of common stock and (b) 556,895 shares of common stock issuable upon exercise of currently exercisable warrants. These securities (i) are held of record by Fursa Alternative Strategies LLC, but, based on information made known to us, have been sold to, and are in the process of being transferred of record to, Arsenal Group, LLC and (ii) are subject to a pledge agreement between Fursa Master Global Event Driven Fund LP and Scotia Capital (USA) Inc. According to a Schedule 13D/A, dated September 26, 2013, and filed with the SEC on October 8, 2013, William F. Harley serves as Chairman and Chief Executive Officer of Arsenal Group, LLC and is principally responsible for its investment decisions.

(4)	Includes 6,135,146 shares beneficially owned by Fursa Alternative Strategies LLC, and includes and excludes, as applicable, the shares included and excluded by HGI, Arsenal Group, LLC, Tokarz Investments and TTG Apparel, LLC, as set forth in notes 2, 3, 5 and 6, as members of a group that may be deemed to exist under Rule 13d-5 of the Exchange Act. The 6,135,146 shares include (a) 5,692,041 shares of common stock and (b) 443,105 shares of common stock issuable upon exercise of currently exercisable warrants. According to a Schedule 13D/A, dated September 26, 2013, and filed with the SEC on October 8, 2013, William F. Harley serves as Chief Investment Officer of Fursa Alternative Strategies LLC and is principally responsible for its investment decisions.

(5)	Includes 8,386,977 shares beneficially owned by Tokarz Investments, LLC, and includes and excludes, as applicable, the shares included and excluded by HGI, Arsenal Group, LLC, Fursa Alternative Strategies LLC and TTG Apparel, LLC, as set forth in notes 2, 3, 4 and 6, as members of a group that may be deemed to exist under Rule 13d-5 of the Exchange Act. According to a Schedule 13D/A, dated September 26, 2013, and filed with the SEC on September 30, 2013, Michael T. Tokarz is the sole controlling person and manager of Tokarz Investments, LLC.

(6)	Includes 9,534,449 shares beneficially owned by TTG Apparel, LLC, and includes and excludes, as applicable, the shares included and excluded by HGI, Arsenal Group, LLC, Fursa Alternative Strategies LLC and Tokarz Investments, LLC, as set forth in notes 2, 3, 4 and 5, as members of a group that may be deemed to exist under Rule 13d-5 of the Exchange Act. The 9,534,449 shares include (a) 1,766,322 shares of common stock, (b) 1,500,000 shares of common stock issuable upon exercise of currently exercisable warrants, (c) 4,761,905 shares of common stock issuable upon conversion of 50,000 shares of Series A Convertible Preferred Stock (assumes conversion at the rate of $1.05 per share) and (d) 1,506,222 shares of common stock issuable upon conversion of $677,800 of accrued dividends (assumes conversion at the rate of $0.45 per share). Excludes the remaining shares of common stock that are potentially issuable upon conversion of the Series A Convertible Preferred Stock, if such preferred stock is converted at the floor rate of $0.29 per share. According to a Schedule 13D/A, dated September 26, 2013, and filed with the SEC on September 30, 2013, Michael T. Tokarz is the sole controlling person and manager of TTG Apparel, LLC.

(7)	Includes (a) currently exercisable options to purchase 852,333 shares of common stock, (b) options to purchase 279,167 shares that become exercisable within 60 days of November 15, 2013 and (c) 323,500 shares of restricted stock, of which 261,000 shares are vested, 50,000 shares will vest on January 2, 2014, and 12,500 shares will vest on January 11, 2014.

(8)	Includes (a) currently exercisable options to purchase 351,917 shares of common stock, (b) options to purchase 12,833 shares that become exercisable within 60 days of November 15, 2013, (c) 133,450 shares of common stock held jointly with Mr. Rende’s spouse, (d) 1,650 shares of common stock owned by Mr. Rende’s spouse and (e) 131,500 shares of restricted stock, of which 126,000 shares are vested and 5,500 shares will vest on January 11, 2014.

(9)	Includes (a) 103,168 shares of common stock held by Performance Enhancement Partners, LLC (“PEP”), including 16,500 shares of restricted stock, of which 13,500 shares are vested and 3,000 shares will vest on January 11, 2014, (b) currently exercisable options to purchase 31,500 shares of common stock granted to PEP and (c) options to purchase 7,000 shares that become exercisable within 60 days of November 15, 2013. Peter Cole, as the sole member of PEP, has voting and dispositive power over these shares.

(10)	Includes (a) 16,500 shares of restricted stock, of which 13,500 shares are vested and 3,000 shares will vest on January 11, 2014, (b) currently exercisable options to purchase 37,500 shares of common stock and (c) options to purchase 7,000 shares that become exercisable within 60 days of November 15, 2013.

(11)	Includes (a) 16,500 shares of restricted stock, of which 13,500 shares are vested and 3,000 shares will vest on January 11, 2014, (b) currently exercisable options to purchase 31,500 shares of common stock and (c) options to purchase 7,000 shares that become exercisable within 60 days of November 15, 2013. As Chairman and Chief Executive Officer of Arsenal Group, LLC, Mr. Harley exercises voting and dispositive power over shares that it beneficially owns, described in Footnote 3 above. As Chief Investment Officer of Fursa Alternative Strategies LLC, William F. Harley exercises voting and dispositive power over shares beneficially owned by certain funds and accounts affiliated with, managed by, or over which Fursa or any of its affiliates exercises investment authority, including, without limitation, with respect to voting and dispositive rights, described in Footnote 4 above. Mr. Harley disclaims beneficial ownership of the shares described in Footnotes 3 and 4 above except to the extent of his pecuniary interest therein. Accordingly, such shares are not included in Mr. Harley’s beneficial ownership.

(12)	Includes (a) 156,605 shares of common stock held by Sagebrush Group, Inc. (“Sagebrush”), including 16,500 shares of restricted stock, of which 13,500 shares are vested and 3,000 shares will vest on January 11, 2014, (b) currently exercisable options to purchase 31,500 shares of common stock granted to Sagebrush, (c) options to purchase 7,000 shares granted to Sagebrush that become exercisable within 60 days of November 15, 2013 and (d) currently exercisable options to purchase 31,170 shares of common stock granted to Mr. Walters. Milton J. Walters, as the sole shareholder of Sagebrush, has voting and dispositive power over the shares held by Sagebrush.

(13)	Includes an aggregate of 1,687,420 shares of common stock that our executive officers and directors have the right to acquire upon exercise of outstanding options that are currently exercisable or exercisable within 60 days of November 15, 2013.

On September 26, 2013, our board of directors received a non-binding proposal letter from HGI Funding, TTG Apparel, LLC, Tokarz Investments, LLC, Fursa Alternative Strategies LLC, and Arsenal Group, LLC, pursuant to which they proposed to acquire all of the outstanding shares of our common stock not currently owned by them at a proposed price of $0.23 per share as part of a going private transaction, subject to certain conditions. For further information, see Item 13 – Certain Relationships and Related Transactions; and Director Independence – Related Party Transactions.

Equity Compensation Plan Information

The following sets forth certain information as of July 27, 2013 concerning our equity compensation plans:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans

Plans approved by shareholders
1988 Non-Qualified Stock Option Plan	632,500		$0.83	200,833
2000 Performance Equity Plan	401,750	(1)	$2.77	265,876	(2)
2003 Employee Equity Incentive Plan	62,341		$3.46	–
2010 Long-Term Incentive Equity Plan	1,495,500		$0.66	2,115,500
May 2010 Warrants(3)	1,000,000		$2.50	–
May 2012 Warrants(4)	1,500,000		$0.53	–
Plans not approved by shareholders

March 2010 Warrants(5)	1,380,850		$1.21	–
March 2013 Warrants(6)	10,176,977		$0.37	–
Total	16,649,918		$0.69	2,589,209

(1)	Includes 18,000 shares of common stock issuable upon exercise of options under our 2000 Performance Equity Plan granted to non-employee directors pursuant to our Non-Employee Director Compensation Plan.

(2)	Our Non-Employee Director Compensation Plan provides that each non-employee director may elect to receive his annual stipend and meeting fees in cash and/or shares of our common stock under our 2000 Performance Equity Plan in such proportion as is determined by each non-employee director. If a non-employee director elects to be paid in stock, either in full or in part, the number of shares of common stock to be issued is determined by dividing the dollar amount of the stipend and meeting fees earned during the quarter (or a percentage thereof, if the non-employee director elects to receive stock payment in part) by the last sale price of our common stock on the last trading day of each calendar quarter in which the fees were earned. In addition, on November 8, 2010, we made a one-time issuance of 20,000 shares of fully vested common stock to each of our four non-employee directors under the 2000 Performance Equity Plan. As of July 27, 2013, an aggregate of 739,221 shares of common stock have been issued to non-employee directors.

(3)	On May 18, 2010, in connection with the consummation of the transactions contemplated by the Debt Exchange and Preferred Stock Conversion Agreement, dated as of February 1, 2010, with accounts and funds managed by and/or affiliated with Fursa Alternative Strategies LLC, we issued to Fursa three, five and seven-year warrants, each to purchase 500,000 shares of common stock (for an aggregate of 1,500,000 shares of common stock) at exercise prices of $2.00, $2.33 and $2.66 per share, respectively. The three-year warrants expired on May 18, 2013.

(4)	On May 23, 2012, in connection with the consummation of the transactions contemplated by the Series A Preferred Stock Purchase Agreement, dated as of May 23, 2012, with TTG Apparel, LLC, we issued to TTG Apparel three, five and seven-year warrants, each to purchase 500,000 shares of common stock (for an aggregate of 1,500,000 shares of common stock) at an exercise prices of $0.45, $0.53 and $0.60 per share, respectively.

(5)	In connection with the consummation of a private placement in March 2010, we issued to the investors two-and-a-half years warrants to purchase up to an aggregate of 1,162,820 shares of common stock at an exercise price of $1.21 per share (as adjusted) and five-year warrants to purchase up to an aggregate of 1,162,820 shares of common stock at an exercise price of $1.21 per share (as adjusted). In addition, we issued to Avalon Securities Ltd. and its designees, who acted as placement agent in the transaction, warrants to purchase an aggregate of 218,030 shares of common stock at an exercise price of $1.21 per share. These warrants are identical to the five-year warrants issued to investors in the private placement. The two-and-a-half year warrants expired on March 16, 2013.

(6)	On March 15, 2013, in connection with the consummation of the transactions contemplated by the Series B Preferred Stock Purchase Agreement, dated as of March 15, 2013, with Five Island Asset Management, LLC, we issued to Five Island six separate warrants to purchase up to an aggregate of 10,246,477 shares of common stock, 69,500 of which have expired as of July 27, 2013. On September 26, 2013, Five Island transferred these warrants to HGI Funding in accordance with the terms of a Transfer and Sale Agreement dated September 26, 2013. Five of the warrants may be exercised to purchase up to an aggregate of 4,698,850 shares of common stock at exercise prices ranging from $0.67 to $1.21 per share and one of the warrants may be exercised to purchase up to 5,468,127 shares of common stock at an exercise price of $0.01 per share. These warrants are exercisable by Five Island only upon a corresponding exercise or conversion of specified outstanding securities, as set forth in the warrants.

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

Related Party Transactions

Series A Convertible Preferred Stock Transaction

On May 23, 2012, we entered into a Series A Convertible Preferred Stock Purchase Agreement, pursuant to which we sold $5.0 million of Series A Convertible Preferred Stock to TTG Apparel, LLC. In addition, we issued to TTG Apparel, LLC three, five, and seven year warrants, each to purchase 500,000 shares of common stock (for an aggregate of 1,500,000 shares of common stock). TTG Apparel, LLC, together with its affiliate, Tokarz Investments, LLC, currently own an aggregate of 10,153,299 shares of our common stock, or approximately 25.9% of the outstanding shares, and are participating in the proposed going private transaction described below. The terms of the Series A Convertible Preferred Stock are described in Note 8 – Series A Convertible Preferred Stock Transaction, included in the notes to the consolidated financial statements appearing in our Annual Report on Form 10-K filed with the SEC on October 25, 2013.

Series B Convertible Preferred Stock Transaction

On March 15, 2013, we entered into a Series B Preferred Stock Purchase Agreement, pursuant to which we sold $10.0 million of Series B Convertible Preferred Stock to Five Island Asset Management LLC, a subsidiary of Harbinger Group Inc. In addition, we issued to Five Island warrants to purchase up to an aggregate of 10,246,477 shares of common stock (69,500 of which have expired as of July 27, 2013) at exercise prices ranging from $0.01 to $1.21 per share. The terms of the Series B Convertible Preferred Stock are described in Note 9 – Series B Convertible Preferred Stock Transaction, included in the notes to the consolidated financial statements appearing in our Annual Report on Form 10-K filed with the SEC on October 25, 2013.

Proposed Going Private Transaction

On September 26, 2013, our board of directors received a non-binding proposal letter from HGI Funding, TTG Apparel, LLC, Tokarz Investments, LLC, Fursa Alternative Strategies LLC, and Arsenal Group, LLC (collectively, the “Consortium Members”), pursuant to which they proposed to acquire all of the outstanding shares of our common stock not currently owned by them at a proposed price of $0.23 per share as part of a going private transaction, subject to certain conditions.

HGI Funding is an affiliate of Five Island; TTG Apparel is the holder of our Series A Convertible Preferred Stock, and together with Tokarz Investments, own approximately 25.9% of the outstanding shares of our common stock; and Fursa and Arsenal are controlled by William F. Harley, a member of our board of directors, and own, in the aggregate, approximately 43.4% of the outstanding shares of our common stock as of November 15, 2013.

The board of directors has appointed Milton J. Walters, its sole disinterested independent director, to serve as the lead director in connection with the full board’s review and consideration of the proposed transaction. Any proposed transaction must be approved by the lead director. Although discussions continue between the Company and the Consortium Members, there can be no assurance that any definitive agreement will be reached or that this or any other transaction will be approved or consummated.

Independence of Directors

Although our common stock is no longer listed on the NYSE MKT, we continue to follow the rules of the NYSE MKT in determining whether a director is independent. The board of directors also consults with our counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The current NYSE MKT listing standards define an “independent director” generally as a person, other than an officer or employee of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment. Consistent with these considerations, the board of directors affirmatively has determined that Peter Cole, John L. Eisel, William F. Harley and Milton J. Walters will be our independent directors for the ensuing year. Thomas Lynch is not independent because he is a current executive officer. All members of our audit, compensation and nominating and governance committees are independent under the NYSE MKT independence standards for such committees.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees (rounded to the nearest $1,000) billed to us by Mayer Hoffman McCann CPAs (The New York Practice of Mayer Hoffman McCann P.C.) (“MHM”) for professional services for the years ended July 27, 2013 and July 28, 2012. MHM leases substantially all its personnel, who work under the control of MHM shareholders, from wholly-owned subsidiaries of CBIZ, Inc., in an alternative practice structure.

	Year Ended
	July 27, 2013	July 28, 2012
Audit fees(1)	$258,000	$280,000
Audit and other related fees(2)	40,000	17,000
Tax fees(3)	100,000	108,000
	$398,000	$405,000

(1)	Represents the aggregate fees billed for professional services rendered in connection with the audit of our consolidated financial statements and the review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q.

(2)	Represents the aggregate fees billed in connection with the reviews of various SEC filings and employee benefit plan audits and other professional services.

(3)	Represents the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning.

Audit Committee Pre-Approval Policies and Procedures

In accordance with Section 10A(i) of the Exchange Act, before we engage our independent registered public accounting firm to render audit or permitted non-audit services, the engagement is approved by the audit committee. The audit committee approved all of the fees referred to above for fiscal year 2013.

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

November 22, 2013	FREDERICK’S OF HOLLYWOOD GROUP INC.

	By:	/s/ THOMAS J. LYNCH
Thomas J. Lynch
Chairman and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ THOMAS RENDE
Thomas Rende
Chief Financial Officer
(Principal Financial and Accounting Officer)

