Form 10-Q
period 2013-10-26
FREDERICK'S OF HOLLYWOOD GROUP INC /NY/
filed 2013-12-10
CIK 93631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 26, 2013

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

The number of common shares outstanding on December 10, 2013 was 39,273,254.

FREDERICK’S OF HOLLYWOOD GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page
PART I.	Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at October 26, 2013 (Unaudited) and July 27, 2013 (Audited)	3

	Consolidated Statements of Operations (Unaudited) for the Three Months Ended October 26, 2013 and October 27, 2012	4

	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended October 26, 2013 and October 27, 2012	5

	Notes to Consolidated Unaudited Financial Statements	6 – 14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24 - 25

PART II.	Other Information

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 6.	Exhibits	26

Signatures		27

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	October 26,	July 27,
	2013	2013
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$253	$201
Accounts receivable	1,475	926
Merchandise inventories	13,431	11,333
Prepaid expenses and other current assets	409	815
Deferred income tax assets	93	93
Total current assets	15,661	13,368
PROPERTY AND EQUIPMENT, Net	2,989	3,196
INTANGIBLE ASSETS	18,259	18,259
OTHER ASSETS	1,875	1,376
TOTAL ASSETS	$38,784	$36,199

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Revolving credit facilities	$5,767	$6,078
Current portion of term loan	5,000	-
Accounts payable and other accrued expenses	24,152	19,639
Total current liabilities	34,919	25,717

DEFERRED RENT AND TENANT ALLOWANCES	2,725	3,006
TERM LOANS	14,158	14,068
DEFERRED INCOME TAX LIABILITIES	7,397	7,397
WARRANT LIABILITY	4,216	3,402
OTHER	10	10
TOTAL LIABILITIES	63,425	53,600

COMMITMENTS AND CONTINGENCIES (NOTE 7)	-	-
SHAREHOLDERS’ DEFICIENCY:
Preferred stock, $.01 par value – authorized, 10,000,000 shares at October 26, 2013 and July 27, 2013
Series B Convertible Preferred stock, 107,576 and 104,545 shares issued and outstanding at October 26, 2013 and July 27, 2013, with a stated value of $100	6,609	6,306
Series A Convertible Preferred stock, 56,778 and 55,625 shares issued and outstanding at October 26, 2013 and July 27, 2013, with a stated value of $100	5,678	5,562
Common stock, $.01 par value – authorized, 200,000,000 shares at October 26, 2013 and July 27, 2013; issued and outstanding 39,223,254 shares at October 26, 2013 and 39,167,699 shares at July 27, 2013	393	392
Additional paid-in capital	88,370	88,334
Accumulated deficit	(125,691)	(117,995)
TOTAL SHAREHOLDERS’ DEFICIENCY	(24,641)	(17,401)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$38,784	$36,199

See notes to consolidated financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	October 26,	October 27,
	2013	2012

Net sales	$19,736	$22,455
Cost of goods sold, buying and occupancy	15,504	16,389
Gross profit	4,232	6,066
Selling, general and administrative expenses	9,877	10,076
Loss on abandonment	-	521
Operating loss	(5,645)	(4,531)
Other expense
Interest expense, net	792	531
Fair value loss on warrant	814	-
Loss before income tax provision	(7,251)	(5,062)
Income tax provision	25	25
Net loss	(7,276)	(5,087)
Less: Preferred stock dividends	418	116
Net loss applicable to common shareholders	$(7,694)	$(5,203)
Basic and diluted net loss per share applicable to common shareholders	$(0.20)	$(0.13)

Weighted average shares outstanding – basic and diluted	39,218	38,978

See notes to consolidated financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Three Months Ended
	October 26,	October 27,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,276)	$(5,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	296	507
Stock-based compensation expense	36	94
Fair value loss on warrant	814	-
Loss on abandonment	-	521
Amortization of deferred financing costs	89	68
Non-cash interest on term loan	90	58
Amortization of deferred rent and tenant allowances	(114)	(170)
Changes in operating assets and liabilities:
Accounts receivable	(549)	(393)
Merchandise inventories	(2,098)	(895)
Prepaid expenses and other current assets	406	(623)
Other assets	(504)	(298)
Accounts payable and other accrued expenses	4,319	5,710
Net cash used in operating activities	(4,491)	(508)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18)	(3)
Cash used in investing activities	(18)	(3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments)/borrowings under revolving credit facilities	(311)	198
Payment of deferred financing costs	(128)	-
Proceeds from term loan	5,000	-
Repayment of capital lease obligation	-	(10)
Net cash provided by financing activities	4,561	188
NET INCREASE (DECREASE) IN CASH	52	(323)
CASH:
Beginning of period	201	741
End of period	$253	$418
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$565	$401
Taxes	$3	$3

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

Fiscal Year – The Company’s fiscal year is the 52- or 53-week period ending on the last Saturday in July. References to the three months ended October 26, 2013 and October 27, 2012 refer to the 13-week periods then ended.  References to fiscal years 2014 and 2013 refer to the 52-week period ending July 26, 2014 and the 52-week period ended July 27, 2013, respectively.

Interim Financial Information – In the opinion of management, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of October 26, 2013 and the results of operations and cash flows for the three months ended October 26, 2013 and October 27, 2012.

The information set forth in these consolidated financial statements is unaudited except for the July 27, 2013 consolidated balance sheet data.  These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The results of operations for the three months ended October 26, 2013 are not necessarily indicative of the results to be expected for the full year.  This Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended July 27, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 25, 2013 and amended on November 22, 2013.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition  – The Company records revenue for Stores at the point at which the customer receives and pays for the merchandise at the register.  For Direct sales, goods are shipped to the customer when payment is made and the Company records the revenue at the time that we estimate the customer receives the merchandise. The Company estimates and defers revenue and the related product costs for shipments that are in transit to the customer. Customers typically receive goods within a few days of shipment.  Outbound shipping charges billed to customers are included in net sales.  The Company records an allowance for estimated returns from its customers in the period of sale based on prior experience.  At October 26, 2013 and July 27, 2013, the allowance for estimated returns was $691,000 and $559,000, respectively.  If actual returns are greater than expected, additional sales returns may be recorded in the future.  Historically, management has found its return reserve to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Sales are recorded net of sales taxes collected from customers at the time of the transaction.

The Company records other revenue for shipping revenue, commissions earned on direct sell-through programs on a net basis as the Company acts as an agent on behalf of the related vendor, and product sales to its license partner in the Middle East.  Product sales to the Company’s license partner are recognized upon delivery to the partner’s freight forwarder.  For the three months ended October 26, 2013 and October 27, 2012, total other revenue recorded in net sales in the accompanying consolidated unaudited statements of operations were $369,000 and $798,000, respectively.

Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreements. For the three months ended October 26, 2013 and October 27, 2012, licensing revenue recorded in net sales in the accompanying consolidated unaudited statements of operations was $8,000 and $5,000, respectively.

The Company recognizes the sales from gift cards, gift certificates, and store credits (“Gift Cards and Credits”) as they are redeemed for merchandise. Prior to redemption, the Company maintains a deferred revenue liability for Gift Cards and Credits until the Company is released from such liability. The Company’s Gift Cards and Credits do not have expiration dates; however, over time, a percentage of them are not redeemed or recovered (“breakage”).  The Company began recording breakage in the fourth quarter of the year ended July 30, 2011 following an initial evaluation using historical redemption trend data to determine that the likelihood of the redemption of certain unredeemed Gift Cards and Credits is remote.  Breakage of $16,000 was recorded for both the three months ended October 26, 2013 and October 27, 2012. The Company continues to evaluate its historical redemption trends.  If these trends ultimately differ from the assumptions underlying the Company’s breakage adjustments or the Company’s future experience indicates the likelihood of redemption becomes remote at a different point in time after issuance, the Company may recognize further adjustments to its accruals for such deferred revenue, which could have an effect on the Company’s net sales and results of operations.

Costs of Goods Sold, Buying, and Occupancy – The Company’s costs of goods sold, buying, and occupancy includes the cost of merchandise, freight from vendors, shipping and handling, payroll and benefits for the design, buying, and merchandising personnel, warehouse and distribution, and store occupancy costs. Store occupancy costs include rent, deferred rent, common area maintenance, utilities, real estate taxes, and depreciation. Markdown allowances received from vendors are reflected as reductions to cost of sales in the period they are received if these allowances are received after goods have been sold or marked down.  When a markdown allowance is received prior to the sale or mark down of the merchandise, the allowance will be recognized as a reduction in the cost basis of the inventory.  For the three months ended October 26, 2013 and October 27, 2012, markdown allowances received from vendors were $33,000 and $312,000.

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

These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations and gross margins.  Markdowns are recorded when the sales value of the inventory has diminished.  Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends.  The Company reserves for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, and the age of the inventory.  If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.  Markdown allowances received from vendors are reflected as reductions to cost of sales in the period they are received if these allowances are received after goods have been sold or marked down.   When a markdown allowance is received prior to the sale or markdown, the allowance will be recognized as a reduction in the cost basis of the inventory.  Markdown allowances received from vendors and recorded as a reduction of the cost basis of the inventory were $210,000 as of October 27, 2012.  There were no markdown allowances received from vendors and recorded as a reduction in the cost basis of inventory as of October 26, 2013.  Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Inventory reserves were $1,086,000 at October 26, 2013 and $939,000 at July 27, 2013.

Deferred Catalog Costs  – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit.  The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally less than three months.  The realizability of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future gross profit of the related revenue.  Direct-response  advertising costs included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at October 26, 2013 and July 27, 2013 were $59,000 and $370,000, respectively. Management believes that they have appropriately determined the expected period of future benefit as of the date of the Company’s consolidated financial statements.  However, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.  Direct-response advertising expense for the three months ended October 26, 2013 and October 27, 2012 was $553,000 and $874,000, respectively.

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

Impairment of Long-Lived Assets – The Company reviews long-lived assets, including property and equipment and its amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows.  If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance.  Management believes they have appropriately estimated future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required. No impairment was recorded for the three months ended October 26, 2013 and October 27, 2012.

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

Intangible Assets  – The Company has certain indefinite lived intangible assets, principally the Frederick’s of Hollywood trade name and domain names.  The Company’s intangible assets are comprised of $18,090,000 attributable to its trademarks and $169,000 to its domain names as of October 26, 2013 and July 27, 2013. Applicable accounting guidance requires the Company not to amortize indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred.  No impairment was present and no write-down was required when the trademarks were reviewed for impairment in connection with the annual impairment test.  The fair value of the trademarks was determined using the relief-from-royalty method.  The relief-from-royalty method estimates the royalty expense that could be avoided in the operating business as a result of owning the respective asset or technology.  The royalty savings are measured, tax-effected and, thereafter, converted to present value with a discount rate that considers the risk associated with owning the intangible asset.  No impairment was recorded for the three months ended October 26, 2013 and October 27, 2012 related to these intangible assets.

Fair Value of Financial Instruments  – The Company’s management believes the carrying amounts of cash, accounts receivable, the Salus Facility, accounts payable and accrued expenses approximate fair value due to their short maturities. The carrying amount of the revolving line of credit portion of the Salus Facility approximates fair value, as these borrowings have variable rates that reflect currently available terms and conditions for similar debt. The Company believes the long-term loan portion of the Salus Facility approximates fair value because the transaction contemplated by the financing agreement relating to this debt was amended on October 10, 2013 under similar financial terms.

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

During the three months ended October 26, 2013, the Company granted options to purchase 150,000 shares of common stock under the 2010 Long-Term Equity Incentive Plan.  The options vest in two equal installments on the first and second anniversaries of the grant date.  The options are exercisable at $0.20 per share.

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

Supplemental Disclosure of Cash Flow Information – The Company had outstanding accounts payable and accrued expenses of $76,000 and $201,000 at October 26, 2013 and July 27, 2013, respectively, related to purchases of property and equipment.  The Company had outstanding accounts payable and accrued expenses of $76,000 at October 26, 2013 related to deferred financing fees, which are classified as other assets on the consolidated balance sheets.

During the three months ended October 26, 2013, the Company accrued dividends of $115,000 on its Series A Convertible Preferred Stock and $303,000 on its Series B Convertible Preferred Stock. During the three months ended October 27, 2012, the Company accrued dividends of $116,000 on its Series A Convertible Preferred Stock.

Recently Issued Accounting Updates – In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU No. 2013-11”) to clarify the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2013.  The Company adopted ASU No. 2013-11 in the fourth quarter of fiscal year 2013.  The adoption of ASU No. 2013-11 did not have an impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU No. 2013-02”).  ASU No. 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments in ASU No. 2013-02 were effective prospectively for interim and annual reporting periods beginning after December 15, 2012. The Company adopted ASU No. 2013-02 in the second quarter of fiscal year 2013.  The adoption of ASU No. 2013-02 did not have an impact on the Company’s consolidated financial statements.

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

3.     GOING CONCERN

The Company had net losses of $23,455,000 and $6,516,000 for the years ended July 27, 2013 and July 28, 2012 and had a net loss of $7,694,000 for the three months ended October 26, 2013.  As of October 26, 2013, the Company had a working capital deficiency of $19,258,000 and a shareholders’ deficiency of $24,641,000.  The Company used cash of $13,126,000 and $6,571,000 in operating activities for the years ended July 27, 2013 and July 28, 2012 and used cash of $4,491,000 in operating activities for the three months ended October 26, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

On September 26, 2013, the Company’s board of directors received a non-binding proposal letter from HGI Funding, LLC, TTG Apparel, LLC, Tokarz Investments, LLC, Fursa Alternative Strategies LLC, and Arsenal Group, LLC (collectively, the Consortium Members”), pursuant to which they proposed to acquire all of the outstanding shares of the Company’s common stock not currently owned by them at a proposed price of $0.23 per share as part of a going private transaction, subject to certain conditions (see Note 9).

On October 10, 2013, the Company’s Credit Agreement was amended to increase the Salus Facility by $11,000,000, from $24,000,000 to $35,000,000, with $5,000,000 having been advanced on October 10, 2013 and the remaining $6,000,000 to be advanced upon the consummation of a proposed merger to be effected as part of the going private transaction referenced above. The $5,000,000 advance is to be repaid on April 10, 2014 if the merger is not consummated by that date, or on May 31, 2015 if the merger is consummated on or before April 10, 2014 (see Note 5).

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

4.     ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses at October 26, 2013 and July 27, 2013 consist of the following (in thousands):

	October 26,	July 27,
	2013	2013
Accounts payable	$14,964	$10,324
Accrued payroll and benefits	389	835
Accrued vacation	1,023	1,021
Deferred revenue from gift cards, gift certificates, and store credits	1,331	1,380
Return reserves	691	559
Deferred revenue	536	364
Sales and other taxes payable	706	553
Miscellaneous accrued expense and other	4,512	4,603
Total	$24,152	$19,639

5.     FINANCING AGREEMENT

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

The Salus Facility includes a “first in last out” tranche, or FILO Advance, which consists of the first advances made under the Salus Facility and which will be the last amounts repaid.  On May 23, 2013, the Borrowers entered into a second amendment to the Credit Agreement to increase the principal balance of the FILO Advance from $9,000,000 to $14,000,000, which represents the “Tranche A-1 Advance” of the FILO Advance.  On October 10, 2013, the Borrowers entered into a fourth amendment to the Credit Agreement to include a “Tranche A-2 Advance” of the FILO Advance, which is described below.

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

The unpaid principal of the Tranche A-1 Advance bears interest, payable monthly, in arrears, at the 30-day LIBOR rate plus 11.5%, but not less than 12.0% regardless of fluctuations in the LIBOR rate (12.0% at October 26, 2013). Up to 2.5% of the interest payable on the Tranche A-1 Advance will be capitalized, compounded and added to the unpaid amount of the obligations each month, will accrue interest at the rate applicable to the Tranche A-1 Advance and will be due and payable in cash upon the expiration or other termination of the Salus Facility. At October 26, 2013, $14,158,000 was outstanding under the Tranche A-1 Advance.

The unpaid principal of advances other than the FILO Advance bears interest, payable monthly, in arrears, at the Prime rate plus 4.0%, but not less than 7.0%, regardless of fluctuations in the Prime rate (7.25% at October 26, 2013). On July 25, 2013, the Borrowers entered into a third amendment to the Credit Agreement to remove the minimum excess availability requirement until October 31, 2013.  The third amendment also provided that through October 31, 2013, the initial $1,500,000 of the outstanding balance of advances other than the FILO Advance would bear interest at 20.0% per annum, and thereafter at no less than 7.0% per annum.  As described below, on October 10, 2013, the Borrowers entered into a fourth amendment to the Credit Agreement which, among other things, reinstated the $1,500,000 minimum excess availability requirement effective October 10, 2013.  At October 26, 2013, $5,767,000 of advances other than the FILO Advance was outstanding.

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

The Credit Agreement and other loan documents contain customary representations and warranties, affirmative and negative covenants and events of default, including covenants that restrict the Borrowers’ ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, incur certain lease obligations, pay cash dividends, redeem or repurchase outstanding equity and issue capital stock. In lieu of financial covenants, fixed charge coverage and overall debt ratios, the Salus Facility has a $1,500,000 minimum availability reserve requirement, which was waived effective July 25, 2013 and reinstated effective October 10, 2013.  At October 26, 2013, the Borrowers were in compliance with the Salus Facility’s affirmative and restrictive covenants and minimum availability reserve requirement.

On October 10, 2013, the Borrowers entered into a fourth amendment to the Credit Agreement to, among other things, increase the Salus Facility by $11,000,000 to $35,000,000.  The $11,000,000 represents the Tranche A-2 Advance of the FILO Advance, with $5,000,000 having been advanced on October 10, 2013 and the remaining $6,000,000 to be advanced upon the consummation of a proposed merger to be effected as part of a going private transaction that, if consummated, will result in the Company becoming wholly owned by the Consortium Members (see Note 9 – Going Private Proposal).  The $5,000,000 advance is to be repaid on April 10, 2014 if the merger is not consummated by that date, or on May 31, 2015 if the merger is consummated on or before April 10, 2014.  The $6,000,000 advance, if made, plus any additional amount that Salus may elect to advance in its sole discretion, is to be repaid on May 31, 2015.

The unpaid principal of the Tranche A-2 Advance bears interest, payable monthly, in arrears, at the 30-day LIBOR rate plus 13.5%, but not less than 14.0% regardless of fluctuations in the LIBOR Rate.  Following the consummation of the proposed merger described above, so long as no event of default has occurred and is continuing, an amount equal to 6.0% of the interest payable on the Tranche A-2 Advance (or such lesser amount as the Borrowers elect) will be capitalized, compounded and added to the unpaid amount of the obligations each month, will accrue interest at the rate applicable to the Tranche A-2 Advance and will be due and payable in cash upon the expiration or other termination of the Salus Facility. The initial $5,000,000 advance will be used for general corporate purposes and the $6,000,000 advance, if made, is to be used for fees, expenses, costs and obligations incurred by Borrowers in connection with the merger.

The fourth amendment also provides that, at the Borrowers’ request, the Salus Facility may be permanently increased by up to $4,000,000, either in two $2,000,000 advances or one $4,000,000 advance, subject to Salus’ prior written consent, which may be given or denied in Salus’ sole discretion, and conditioned upon (A) Salus’ receipt and approval of a revised business plan, (B) the absence of any default or event of default under the Credit Agreement, (C) payment of an accordion fee to Salus equal to 1.0% of such increase in the Salus Facility and (D) the execution of documents necessary to evidence any such increase in form and substance acceptable to Salus. On November 1, 2013, at the Borrowers’ request, the Salus Facility was permanently increased by $4,000,000.

In connection with the fourth amendment, the Borrowers and Salus entered into a Supplemental Fee Letter that provides for the accordion fee described above, as well as a Tranche A-2 origination fee in an amount equal to the greater of (i) $110,000, or (ii) 1.0% of the aggregate portion of the $11,000,000 increase funded by Salus, of which $50,000 was accrued on October 10, 2013 and the balance ($60,000 plus 1.0% of any incremental amount elected to be advanced by Salus in its sole discretion) to be due and payable on the earliest of (A) the date on which Salus funds the balance of the advances to Borrowers in connection with the consummation of the merger, (B) an event of default under the Credit Agreement, or (C) April 10, 2014 if the merger has not occurred by such date.

Amounts repaid on account of the principal balance of the Salus Facility shall be applied first, to reduce the principal balance of the advances other than the FILO Advance until paid in full, second, to reduce the principal balance of the Tranche A-1 Advance of the FILO Advance until paid in full, and third, against the Tranche A-2 Advance of the FILO Advance.

6.     WARRANT LIABILITY

In connection with the issuance of the Company’s Series B Convertible Preferred Stock on March 15, 2013, the Company issued a warrant that contains a “down round” anti-dilution adjustment.  This warrant is referred to as the “Series A Preferred Stock Coverage Warrant”, and it may be exercised to purchase up to 5,468,127 shares of common stock at an exercise price of $0.01 per share.  The Series A Preferred Stock Coverage Warrant may only be exercised, in whole or in part, upon conversion of the Series A Preferred Stock.  The “down round” anti-dilution adjustment provides for the number of shares underlying the warrant to be increased if the Company issues or sells any additional shares of common stock at a price per share less than the then applicable conversion price of the Series A Preferred Stock (or Series A Preferred Stock dividend). Because this down-round provision is a guarantee of value, the Series A Preferred Stock Coverage Warrant is required to be classified as a derivative for accounting purposes, and reported as a liability and marked to market at each balance sheet date.

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

The Company estimates the value of the warrant liability upon the issuance of the Series A Preferred Stock Coverage Warrant and at each balance sheet date using the binomial lattice model to allocate total enterprise value to the warrant. The following table is a roll-forward of the warrant liability:

Level 3 Change in Fair Value

Level 3 fair value of warrant liability at March 15, 2013 (issuance date)	$3,782,697

(Gain) as a result of change in fair value	(380,788)

Level 3 fair value of warrant liability at July 27, 2013	3,401,909

Loss as a result of change in fair value	814,130

Level 3 fair value as of October 26, 2013	$4,216,039

The loss on the warrant liability for the three months ended October 26, 2013 was $814,130 and is included in the accompanying consolidated statement of operations.

The warrant liability is measured at fair value using certain estimated inputs, which are classified within Level 3 of the valuation hierarchy.  The following assumptions were used in the fair value measurement as of October 26, 2013, July 27, 2013 and March 15, 2013 (issuance date):

			(issuance date)
	October 26, 2013	July 27, 2013	March 15, 2013

Fair value of underlying stock – per share	$0.22	$0.18	$0.20
Risk-free interest rate	2.04%	2.04%	2.04%
Expected life (years)	15	15	15
Expected volatility	70%	70%	70%
Dividend yield	0.0%	0.0%	0.0%

7.     COMMITMENTS AND CONTINGENCIES

On December 18, 2012, a former California store employee filed a purported class action lawsuit in the California Superior Court, County of Los Angeles, against the Company, Frederick’s of Hollywood, Inc. and Frederick’s of Hollywood Stores, Inc. (Kassandra Harvey-Smith, on behalf of herself and all others similarly situated v. Frederick’s of Hollywood Group Inc. et al, Case No. BC497673).  The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation, various additional wage violations and violations of California’s Unfair Competition Law. The first amended complaint seeks, among other relief, collective and class certification of the lawsuit (the class being defined as all California part-time sales associates), unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper.  The parties agreed to stay discovery proceedings, engaged in mediation, and on September 25, 2013, the parties entered into a Joint Stipulation of Settlement and Release, which was later modified to change the administrator and the amount.  Without admitting or denying liability, the Company has agreed to pay a gross settlement amount of $95,000.  The hearing for the Court’s preliminary approval of the settlement has not yet been scheduled, but is expected to occur within the next 60 to 90 days, after which a final approval hearing date will be set.  After preliminary approval, class members will receive notice of the settlement and will have an opportunity to elect not to participate or file objections to the settlement.  The Company expects that funding of payment of the settlement will occur in the second half of fiscal year 2014.

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

8.     NET LOSS PER SHARE

The Company’s calculations of basic and diluted net loss per share applicable to common shareholders are as follows (in thousands, except per share amounts):

	Three Months Ended
	October 26,		October 27,
	2013		2012
Net loss applicable to common shareholders	$(7,694)	(a)	$(5,203)	(b)

Basic and diluted:

Weighted average number of shares outstanding	39,218		38,978

Total basic and diluted net loss per share	$(0.20)		$(0.13)

       _______________________________________________________

(a)   Includes preferred stock dividend of $418.
(b)   Includes preferred stock dividend of $116.

For the three months ended October 26, 2013 and October 27, 2012, there were 22,000 and 66,000 potentially dilutive shares that were not included in the computation of diluted net loss per share since their effect would be anti-dilutive.

For the three months ended October 26, 2013, there were 5,204,000 shares of common stock issuable upon the exercise of warrants that were not included in the computation of diluted net loss per share since their effect would be anti-dilutive.

For the three months ended October 26, 2013 and October 27, 2012, there were 2,372,000 and 2,674,000 shares of common stock issuable upon exercise of stock options that were not included in the computation of diluted net loss per share since the exercise prices of these instruments exceeded the average market price of the common stock during the period.

For the three months ended October 26, 2013 and October 27, 2012, there were 10,243,000 and 5,544,000 shares of common stock issuable upon exercise of warrants that were not included in the computation of diluted net loss per share since the exercise prices of these instruments exceeded the average market price of the common stock during the period.

9.     GOING PRIVATE PROPOSAL

On September 26, 2013, the Company’s board of directors received a non-binding proposal letter from HGI Funding, LLC, TTG Apparel, LLC, Tokarz Investments, LLC, Fursa Alternative Strategies LLC, and Arsenal Group LLC (collectively, the “Consortium Members”), pursuant to which they proposed to acquire all of the outstanding shares of the Company’s common stock not currently owned by them at a proposed price of $0.23 per share as part of a going private transaction, subject to certain conditions.

HGI Funding is an affiliate of Five Island Asset Management LLC and the current holder of the Company’s Series B Convertible Preferred Stock; TTG Apparel is the holder of the Company’s Series A Convertible Preferred Stock, and together with Tokarz Investments, own approximately 25.9% of the outstanding shares of the Company’s common stock; and Fursa and Arsenal are controlled by William F. Harley, a member of the Company’s board of directors, and own, in the aggregate, approximately 43.4% of the outstanding shares of the Company’s common stock as of December 10, 2013.

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

Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  These risks are included in “Item 1: Business,” “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended July 27, 2013.  In assessing forward-looking statements contained herein, readers are urged to carefully read those statements.  Among the factors that could cause actual results to differ materially are: competition; business conditions and industry growth; rapidly changing consumer preferences and trends; general economic conditions; working capital needs; continued compliance with government regulations; loss of key personnel; labor practices; product development; management of growth; increases of costs of operations or inability to meet efficiency or cost reduction objectives; timing of orders and deliveries of products; risks of doing business abroad; and our ability to protect our intellectual property.

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

Our Business

Frederick’s of Hollywood Group Inc., through its subsidiaries, sells women’s apparel and related products under its proprietary Frederick’s of Hollywood® brand predominantly through its U.S. mall-based specialty retail stores, which are referred to as “Stores,” and through its catalog and website at www.fredericks.com, which are referred to collectively as “Direct.”  As of October 26, 2013, we operated 112 Frederick’s of Hollywood stores in 28 states.

We also have a license agreement with a subsidiary of Emirates Associated Business Group (“EABG”), which provides for EABG to build and operate Frederick’s of Hollywood retail stores in the Middle East.  As of October 26, 2013, EABG had opened three stores in the region. In addition, we have selectively licensed the right to use the Frederick’s of Hollywood® brand and logo on specified categories of products manufactured and sold by other companies.  Our licensed merchandise categories currently include Halloween costumes and accessories, and we do not expect to renew the accessories license upon its expiration in December 2013.

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

Our accounting policies are more fully described in Note 2 to the consolidated unaudited financial statements appearing earlier in this report. Management has identified certain critical accounting policies that are described below.

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

Revenue Recognition – We record revenue for Stores at the point at which the customer receives and pays for the merchandise at the register.  For Direct sales, goods are shipped to the customer when payment is made and we record the revenue at the time that we estimate the customer receives the merchandise. We estimate and defer revenue and the related product costs for shipments that are in transit to the customer. Customers typically receive goods within a few days of shipment.  Outbound shipping charges billed to customers are included in net sales.  We record an allowance for estimated returns from our customers in the period of sale based on prior experience.  At October 26, 2013 and July 27, 2013, the allowance for estimated returns was $691,000 and $559,000, respectively.  If actual returns are greater than expected, additional sales returns may be recorded in the future. Historically, management has found its return reserve to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. Sales are recorded net of sales taxes collected from customers at the time of the transaction.

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

These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations and gross margins. Markdowns are recorded when the sales value of the inventory has diminished.  Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends.  We reserve for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, and the age of the inventory.  If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.  Markdown allowances received from vendors are reflected as reductions to cost of sales in the period they are received if these allowances are received after goods have been sold or marked down.  When markdown allowances are received prior to the sale or markdown, the allowance will be recognized as a reduction in the cost basis of the inventory.  Markdown allowances received from vendors and recorded as a reduction of the cost basis of the inventory were $210,000 as of October 27, 2012.  There were no markdown allowances received from vendors and recorded as a reduction in the cost basis of inventory as of October 26, 2013.  Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Inventory reserves were $1,086,000 at October 26, 2013 and $939,000 at July 27, 2013.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit.  The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally less than three months.  The realizability of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future gross profit of the related revenue.  Direct-response  advertising costs of $59,000 and $370,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at October 26, 2013 and July 27, 2013, respectively. Management believes that they have appropriately determined the expected period of future benefit as of the date of our consolidated financial statements.  However, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.  Direct-response advertising expense for the three months ended October 26, 2013 and October 27, 2012 was $553,000 and $874,000, respectively.

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

The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance.  Management believes they have appropriately estimated future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required.  No impairment was recorded for the three months ended October 26, 2013 and October 27, 2012.

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

Intangible Assets – We have certain indefinite lived intangible assets, principally the Frederick’s of Hollywood trade name and domain names. Applicable accounting guidance requires us not to amortize indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred.  No impairment was present and no write-down was required when the trademarks were reviewed for impairment in connection with the annual impairment test.  The fair value of the trademarks was determined using the relief-from-royalty method.  The relief-from-royalty method estimates the royalty expense that could be avoided in the operating business as a result of owning the respective asset or technology.  The royalty savings are measured, tax-effected and, thereafter, converted to present value with a discount rate that considers the risk associated with owning the intangible asset.  No impairment was recorded for the three months ended October 26, 2013 and October 27, 2012 related to these intangible assets.

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

Supplemental Disclosure of Cash Flow Information  – The Company had outstanding accounts payable and accrued expenses of $76,000 and $201,000 at October 26, 2013 and July 27, 2013, respectively, related to purchases of property and equipment.  The Company had outstanding accounts payable and accrued expenses of $76,000 at October 26, 2013 related to deferred financing fees, which are classified as other assets on the consolidated balance sheets.

During the three months ended October 26, 2013, the Company accrued dividends of $115,000 on its Series A Convertible Preferred Stock and $303,000 on its Series B Convertible Preferred Stock. During the three months ended October 27, 2012, the Company accrued dividends of $116,000 on its Series A Convertible Preferred Stock.

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

The following table sets forth each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the consolidated unaudited financial statements included earlier in this report (in thousands, except for percentages, which percentages may not add due to rounding):

	Three Months Ended
	October 26, 2013		October 27, 2012
Net sales	$19,736	100.0%	$22,455	100.0%
Cost of goods sold, buying and occupancy	15,504	78.6%	16,389	73.0%
Gross profit	4,232	21.4%	6,066	27.0%
Selling, general and administrative expenses	9,877	50.0%	10,076	44.9%
Loss on abandonment	-	-	521	2.3%
Operating loss	(5,645)	(28.6)%	(4,531)	(20.2)%
Other expense
Interest expense, net	792	4.0%	531	2.4%
Fair value loss on warrant	814	4.1%	-	-
Loss before income tax provision	(7,251)	(36.7)%	(5,062)	(22.5)%
Income tax provision	25	0.1%	25	0.1%
Net loss	(7,276)	(36.9)%	(5,087)	(22.7)%
Less: Preferred stock dividends	418	2.1%	116	0.5%
Net loss applicable to common shareholders	$(7,694)	(39.0)%	$(5,203)	(23.2)%

Net Sales

Net sales for the three months ended October 26, 2013 and October 27, 2012 were as follows (in thousands):

	Three Months Ended
	October 26,	October 27,	Increase/
	2013	2012	(Decrease)
Stores	$12,860	$15,159	$(2,299)
Direct (e-commerce and catalog)	6,499	6,493	6
Licensing revenue	8	5	3
Other revenue	369	798	(429)
Total net sales	$19,736	$22,455	$(2,719)

Total store sales for the three months ended October 26, 2013 decreased by $2,299,000, or 15.2%, as compared to the three months ended October 27, 2012.  Comparable store sales for the three months ended October 26, 2013 decreased by $1,664,000, or 11.7%, as compared to the three months ended October 27, 2012.  Direct sales for the three months ended October 26, 2013 increased by $6,000 as compared to the three months ended October 27, 2012.  The decrease in store sales was primarily due to:

•      a reduction in the number of stores from 118 at October 27, 2012 to 112 at October 26, 2013;

•      lower inventory levels in stores of core intimate apparel products (bras, lingerie and corsets), which resulted from late deliveries of products from our vendors due to slow payments; and

•      mailing fewer catalogs during the three months ended October 26, 2013 as compared to the same period in the prior year as part of our efforts to reduce costs and allocate resources to our digital marketing initiatives.  We are continuing to strategically review our marketing strategy in order to find ways to drive more profitable sales.

Other revenue consists of shipping revenue, commissions earned on direct sell-through programs, breakage on gift cards, and product sales to our licensing partner in the Middle East.  Other revenue for the three months ended October 26, 2013 decreased by $429,000, or 53.8%, as compared to three months ended October 27, 2012. This decrease is primarily attributable to a decrease in shipping revenue of $424,000 due to an increase in online promotional shipping offers to stimulate sales in a retail environment with competitors frequently offering free shipping.

Gross Profit

Gross margin (gross profit as a percentage of net sales) for the three months ended October 26, 2013 was 21.4% as compared to 27.0% for the three months ended October 27, 2012.  This decrease was due to the following:

•      Product costs as a percentage of sales increased by 2.1 percentage points for the three months ended October 26, 2013 as compared to the three months ended October 27, 2012.  This increase was due to a $279,000 decrease in vendor allowances during the three months ended October 26, 2013 as compared to the same period in the prior year and an increase in product and shipping promotional offers during the three months ended October 26, 2013.

•      All other costs included in cost of sales, including buying costs, store occupancy, store depreciation, freight and distribution costs, decreased by $293,000 for the three months ended October 26, 2013 as compared to the three months ended October 27, 2012. This decrease was primarily attributable to lower occupancy and depreciation costs as a result of fewer stores and lower distribution costs as a result of the reduction in the size of our distribution center.  These reductions were partially offset by an increase in the costs associated with our buying and merchandising departments. As a percentage of sales, these costs increased by 2.8 percentage points for the three months ended October 26, 2013 as compared to the same period in the prior year. This percentage increase was due to lower sales during the three months ended October 26, 2013 as compared to the same period in the prior year.

•      Other revenue decreased by $429,000 as described above, which had a negative impact on our gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended October 26, 2013 decreased by $199,000 to $9,877,000, or 50% of sales, from $10,076,000, or 44.9% of sales, for the three months ended October 27, 2012.  This decrease is primarily attributable to the following:

•      Store selling, general and administrative expenses decreased by $400,000 to $4,307,000 for the three months ended October 26, 2013 from $4,707,000 for the same period in the prior year. This decrease was primarily due to having fewer stores for the three months ended October 26, 2013 as compared to the same period in the prior year, partially offset by an increase in telephone expense.

•      Brand marketing expenses decreased by $143,000 to $74,000 for the three months ended October 26, 2013 as compared to $217,000 for the same period in the prior year. The decrease was primarily due to a decrease in public promotional events and complimentary customer offerings.

These decreases were partially offset by the following:

•      Expenses related to corporate overhead increased by $132,000 to $2,563,000 for the three months ended October 26, 2013 from $2,431,000 for the same period in the prior year.  This increase was primarily due to an increase in outside consulting and computer related costs, partially offset by lower salary and salary related expenses.

•      Direct selling, general and administrative expenses increased by $212,000 to $2,933,000 for the three months ended October 26, 2013 from $2,721,000 for the same period in the prior year.  This increase was primarily due to an increase in marketing expenses related to our strategy to increase our digital marketing initiatives.

Loss on Abandonment

For the three months ended October 27, 2012, we recorded a charge of $259,000 related to a portion of our Hollywood corporate office space that we vacated during the period and subleased to a third party.  In addition, we recorded a charge of $262,000 related to a portion of our Phoenix facility that housed our customer contact center. The customer contact center was outsourced to a third party provider during the three months ended October 27, 2012.

Warrant Liability

The Company estimates the value of the warrant liability at each balance sheet date using the binomial lattice model. The loss on the warrant liability for the three months ended October 26, 2013 was $814,000.

Interest Expense, Net

For the three months ended October 26, 2013, net interest expense was $792,000 as compared to $531,000 for the three months ended October 27, 2012.  This increase resulted primarily from higher interest rates and higher overall borrowings under the Salus Facility (described below under Liquidity and Capital Resources – Salus Credit and Security Agreement).

Income Tax Provision

Our income tax provision for the three months ended October 26, 2013 and October 27, 2012 primarily represents minimum and net worth taxes due in various states.  Due to the uncertainty of realization in future periods, no tax benefit has been recognized on the net losses for these periods.  Accordingly, a full valuation allowance has been established on the current loss and all net deferred tax assets existing at the end of the period, excluding the deferred tax liability related to intangible assets, which have an indefinite life.

Liquidity and Capital Resources

Cash Used in Operations

Cash used in operating activities for the three months ended October 26, 2013 was $4,491,000, resulting primarily from the following:

•      net losses for three months ended October 26, 2013 of $7,276,000;

•      a seasonal increase in inventory of $2,098,000;

•      an increase in credit card receivables of $549,000, which resulted from higher sales for the week preceding October 26, 2013 as compared to the week preceding July 27, 2013; and

•      an increase in other assets of $504,000, which resulted from an increase in our security deposit requirement with our credit card processor as a result of our financial condition.

These decreases in cash flow were partially offset by the following:

•      an increase in accounts payable and other accrued expenses of $4,319,000, which resulted from slower payments to vendors;

•      a loss related to a change in the fair value of a warrant recorded as a warrant liability of $814,000; and

•      non-cash expenses of $296,000 for depreciation and amortization.

Cash Used in Investing Activities

Net cash used in investing activities for the three months ended October 26, 2013 was $18,000.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended October 26, 2013 was $4,561,000, which resulted from proceeds of $5,000,000 from the increase in the FILO Advance under the Salus Facility, partially offset by net repayments under the Salus Facility of $311,000 and the payment of deferred financing costs of $128,000.

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

The Salus Facility includes a “first in last out” tranche, or FILO Advance, which consists of the first advances made under the Salus Facility and which will be the last amounts repaid.  On May 23, 2013, the Borrowers entered into a second amendment to the Credit Agreement to increase the principal balance of the FILO Advance from $9,000,000 to $14,000,000, which represents the “Tranche A-1 Advance” of the FILO Advance.  On October 10, 2013, the Borrowers entered into a fourth amendment to the Credit Agreement to include a “Tranche A-2 Advance” of the FILO Advance, which is described below.

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

The unpaid principal of the Tranche A-1 Advance bears interest, payable monthly, in arrears, at the 30-day LIBOR rate plus 11.5%, but not less than 12.0% regardless of fluctuations in the LIBOR rate (12.0% at October 26, 2013). Up to 2.5% of the interest payable on the Tranche A-1 Advance will be capitalized, compounded and added to the unpaid amount of the obligations each month, will accrue interest at the rate applicable to the Tranche A-1 Advance and will be due and payable in cash upon the expiration or other termination of the Salus Facility. At October 26, 2013, $14,158,000 was outstanding under the Tranche A-1 Advance.

The unpaid principal of advances other than the FILO Advance bears interest, payable monthly, in arrears, at the Prime rate plus 4.0%, but not less than 7.0%, regardless of fluctuations in the Prime rate (7.25% at October 26, 2013). On July 25, 2013, the Borrowers entered into a third amendment to the Credit Agreement to remove the minimum excess availability requirement until October 31, 2013.  The third amendment also provided that through October 31, 2013, the initial $1,500,000 of the outstanding balance of advances other than the FILO Advance would bear interest at 20.0% per annum, and thereafter at no less than 7.0% per annum.  As described below, on October 10, 2013, the Borrowers entered into a fourth amendment to the Credit Agreement which, among other things, reinstated the $1,500,000 minimum excess availability requirement effective October 10, 2013.  At October 26, 2013, $5,767,000 of advances other than the FILO Advance was outstanding.

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

The Credit Agreement and other loan documents contain customary representations and warranties, affirmative and negative covenants and events of default, including covenants that restrict the Borrowers’ ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, incur certain lease obligations, pay cash dividends, redeem or repurchase outstanding equity and issue capital stock. In lieu of financial covenants, fixed charge coverage and overall debt ratios, the Salus Facility has a $1,500,000 minimum availability reserve requirement, which was waived effective July 25, 2013 and reinstated effective October 10, 2013.  At October 26, 2013, the Borrowers were in compliance with the Salus Facility’s affirmative and restrictive covenants and minimum availability reserve requirement.

On October 10, 2013, the Borrowers entered into a fourth amendment to the Credit Agreement to, among other things, increase the Salus Facility by $11,000,000 to $35,000,000.  The $11,000,000 represents the Tranche A-2 Advance of the FILO Advance, with $5,000,000 having been advanced on October 10, 2013 and the remaining $6,000,000 to be advanced upon the consummation of a proposed merger to be effected as part of a going private transaction that, if consummated, will result in our becoming wholly owned by the Consortium Members (see Note 9 – Going Private Proposal).  The $5,000,000 advance is to be repaid on April 10, 2014 if the merger is not consummated by that date, or on May 31, 2015 if the merger is consummated on or before April 10, 2014.  The $6,000,000 advance, if made, plus any additional amount that Salus may elect to advance in its sole discretion, is to be repaid on May 31, 2015.

The unpaid principal of the Tranche A-2 Advance bears interest, payable monthly, in arrears, at the 30-day LIBOR rate plus 13.5%, but not less than 14.0% regardless of fluctuations in the LIBOR Rate.  Following the consummation of the proposed merger described above, so long as no event of default has occurred and is continuing, an amount equal to 6.0% of the interest payable on the Tranche A-2 Advance (or such lesser amount as the Borrowers elect) will be capitalized, compounded and added to the unpaid amount of the obligations each month, will accrue interest at the rate applicable to the Tranche A-2 Advance and will be due and payable in cash upon the expiration or other termination of the Salus Facility. The initial $5,000,000 advance will be used for general corporate purposes and the $6,000,000 advance, if made, is to be used for fees, expenses, costs and obligations incurred by Borrowers in connection with the merger.

The fourth amendment also provides that, at the Borrowers’ request, the Salus Facility may be permanently increased by up to $4,000,000, either in two $2,000,000 advances or one $4,000,000 advance, subject to Salus’ prior written consent, which may be given or denied in Salus’ sole discretion, and conditioned upon (A) Salus’ receipt and approval of a revised business plan, (B) the absence of any default or event of default under the Credit Agreement, (C) payment of an accordion fee to Salus equal to 1.0% of such increase in the Salus Facility and (D) the execution of documents necessary to evidence any such increase in form and substance acceptable to Salus.  On November 1, 2013, at the Borrowers’ request, the Salus Facility was permanently increased by $4,000,000.

In connection with the fourth amendment, the Borrowers and Salus entered into a Supplemental Fee Letter that provides for the accordion fee described above, as well as a Tranche A-2 origination fee in an amount equal to the greater of (i) $110,000, or (ii) 1.0% of the aggregate portion of the $11,000,000 increase funded by Salus, of which $50,000 was accrued on October 10, 2013 and the balance ($60,000 plus 1.0% of any incremental amount elected to be advanced by Salus in its sole discretion) to be due and payable on the earliest of (A) the date on which Salus funds the balance of the advances to Borrowers in connection with the consummation of the merger, (B) an event of default under the Credit Agreement, or (C) April 10, 2014 if the merger has not occurred by such date.

Amounts repaid on account of the principal balance of the Salus Facility shall be applied first, to reduce the principal balance of the advances other than the FILO Advance until paid in full, second, to reduce the principal balance of the Tranche A-1 Advance of the FILO Advance until paid in full, and third, against the Tranche A-2 Advance of the FILO Advance.

Future Financing Requirements

We had net losses of $23,455,000 and $6,516,000 for the years ended July 27, 2013 and July 28, 2012 and had a net loss of $7,694,000 for the three months ended October 26, 2013.  As of October 26, 2013, we had a working capital deficiency of $19,258,000 and a shareholders’ deficiency of $24,641,000.  We used cash of $13,126,000 and $6,571,000 in operating activities for the years ended July 27, 2013 and July 28, 2012 and used cash of $4,491,000 in operating activities for the three months ended October 26, 2013. These conditions raise substantial doubt about our ability to continue as a going concern.

On September 26, 2013, our board of directors received a non-binding proposal letter from the Consortium Members, pursuant to which the Consortium Members proposed to acquire all of the outstanding shares of our common stock not currently owned by them at a proposed price of $0.23 per share as part of a going private transaction, subject to certain conditions (see Note 9 – Going Private Proposal).

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

We expect our capital expenditures for fiscal year 2014 to be less than $1,000,000, primarily for improvements to information technology systems, expenditures to support website initiatives, store refurbishment costs, and other general corporate expenditures.

Off Balance Sheet Arrangements

We are not a party to any material off-balance sheet financing arrangements.

Effect of New Accounting Standards

See Note 2, “Summary of Significant Accounting Policies,” included in the notes to the consolidated unaudited financial statements appearing earlier in this report for a discussion of recent accounting developments and their impact on our consolidated unaudited financial statements.  There has been no recently issued accounting updates that had a material impact on our consolidated unaudited financial statements for the three months ended October 26, 2013 or are expected to have an impact in the future.

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

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks

We are exposed to interest rate risk associated with the Salus Facility. Interest accrues on the outstanding borrowings under the Salus Facility at rates per annum equal to (A) with respect to unpaid principal of advances other than the FILO Advance, (i) the Prime Rate plus (ii) an applicable margin of 4.0%, but not less than 7.0% per annum regardless of fluctuations in the Prime Rate, (B) with respect to unpaid principal of the Tranche A-1 portion of the FILO Advance, (i) the LIBOR Rate plus (ii) an applicable margin of 11.5%, but not less than 12.0% per annum regardless of fluctuations in the LIBOR Rate and (C) with respect to unpaid principal of the Tranche A-2 portion of the FILO Advance, (i) the LIBOR Rate plus (ii) an applicable margin of 13.5%, but not less than 14.0% per annum regardless of fluctuations in the LIBOR Rate.

Borrowings under the Salus Facility (excluding the FILO advance) for the three months ended October 26, 2013 peaked at $9,449,000 and the average borrowing during the period was approximately $7,566,000. As of October 26, 2013, the total amount outstanding under the Salus Facility (excluding the FILO advance) was $5,767,000. An increase or decrease in the interest rate by 100 basis points from the total loan balance of the Salus Facility (excluding the FILO advance) at October 26, 2013 would have increased or decreased annual interest expenses by approximately $58,000. Borrowings under the Tranche A-1 and Tranche A-2 portions of the FILO Advance for the three months ended October 26, 2013 peaked at $19,158,000 and the average borrowing during the period was approximately $15,350,000. As of October 26, 2013, the total amount outstanding under the FILO Advance was $19,158,000. An increase or decrease in the interest rate by 100 basis points from the total loan balance of the FILO Advance at October 26, 2013 would have increased or decreased annual interest expenses by approximately $192,000.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 26, 2013.  Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

During the three months ended October 26, 2013, there were no changes made in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On December 18, 2012, a former California store employee filed a purported class action lawsuit in the California Superior Court, County of Los Angeles, against the Company, Frederick’s of Hollywood, Inc. and Frederick’s of Hollywood Stores, Inc. (Kassandra Harvey-Smith, on behalf of herself and all others similarly situated v. Frederick’s of Hollywood Group Inc. et al, Case No. BC497673).  The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation, various additional wage violations and violations of California’s Unfair Competition Law. The first amended complaint seeks, among other relief, collective and class certification of the lawsuit (the class being defined as all California part-time sales associates), unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper.  The parties agreed to stay discovery proceedings, engaged in mediation, and on September 25, 2013, the parties entered into a Joint Stipulation of Settlement and Release, which was later modified to change the administrator and the amount.  Without admitting or denying liability, the Company has agreed to pay a gross settlement amount of $95,000.  The hearing for the Court’s preliminary approval of the settlement has not yet been scheduled, but is expected to occur within the next 60 to 90 days, after which a final approval hearing date will be set.  After preliminary approval, class members will receive notice of the settlement and will have an opportunity to elect not to participate or file objections to the settlement.  The Company expects that funding of payment of the settlement will occur in the second half of fiscal year 2014.

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the three months ended October 26, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (Unaudited), (iii) Consolidated Statements of Cash Flows (Unaudited) and (v) Notes to Consolidated Unaudited Financial Statements, as blocks of text and in detail.*

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

FREDERICK’S OF HOLLYWOOD GROUP INC.

Date: December 10, 2013	By:	/s/ Thomas J. Lynch
THOMAS J. LYNCH
Chief Executive Officer and
Principal Executive Officer

Date: December 10, 2013	By:	/s/ Thomas Rende
THOMAS RENDE
Chief Financial Officer and
Principal Accounting Officer

