Form 10-Q
period 2014-01-25
FREDERICK'S OF HOLLYWOOD GROUP INC /NY/
filed 2014-03-11
CIK 93631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 25, 2014

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

The number of common shares outstanding on March 11, 2014 was 39,273,254.

FREDERICK’S OF HOLLYWOOD GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page
PART I.	Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at January 25, 2014 (Unaudited) and July 27, 2013 (Audited)	3

	Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended January 25, 2014 and January 26, 2013	4

	Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended January 25, 2014 and January 26, 2013	5

	Notes to Consolidated Unaudited Financial Statements	6 - 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 - 27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28 - 29

PART II.	Other Information

Item 1.	Legal Proceedings	29 - 30

Item 1A.	Risk Factors	30

Item 6.	Exhibits	31

Signatures		32

PART  I.   FINANCIAL INFORMATION
Item 1.  Financial Statements

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	January 25,	July 27,
	2014	2013
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$170	$201
Accounts receivable	1,055	926
Merchandise inventories	15,006	11,333
Prepaid expenses and other current assets	484	815
Deferred income tax assets	93	93
Total current assets	16,808	13,368
PROPERTY AND EQUIPMENT, Net	2,692	3,196
INTANGIBLE ASSETS	18,259	18,259
OTHER ASSETS	2,031	1,376
TOTAL ASSETS	$39,790	$36,199

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Revolving credit facilities	$7,565	$6,078
Current portion of term loan	5,000	-
Accounts payable and other accrued expenses	27,750	19,639
Total current liabilities	40,315	25,717
DEFERRED RENT AND TENANT ALLOWANCES	2,054	3,006
TERM LOAN	14,248	14,068
DEFERRED INCOME TAX LIABILITIES	7,397	7,397
WARRANT LIABILITY	4,989	3,402
OTHER	10	10
TOTAL LIABILITIES	69,013	53,600
COMMITMENTS AND CONTINGENCIES (NOTE 7)	-	-
SHAREHOLDERS’ DEFICIENCY:
Preferred stock, $.01 par value – authorized, 10,000,000 shares at January 25, 2014 and July 27, 2013
Series B Convertible Preferred stock, 110,804 and 104,545 shares issued and outstanding at January 25, 2014 and July 27, 2013, with a stated value of $100	6,932	6,306
Series A Convertible Preferred stock, 58,056 and 55,625 shares issued and outstanding at January 25, 2014 and July 27, 2013, with a stated value of $100	5,806	5,562
Common stock, $.01 par value – authorized, 200,000,000 shares at January 25, 2014 and July 27, 2013; issued and outstanding 39,273,254 shares at January 25, 2014 and 39,167,699 shares at July 27, 2013	393	392
Additional paid-in capital	88,402	88,334
Accumulated deficit	(130,756)	(117,995)
TOTAL SHAREHOLDERS’ DEFICIENCY	(29,223)	(17,401)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$39,790	$36,199

See notes to consolidated financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	January 25,	January 26,	January 25,	January 26,
	2014	2013	2014	2013

Net sales	$23,530	$24,288	$43,266	$46,743
Cost of goods sold, buying and occupancy	17,166	18,429	32,670	34,818
Gross profit	6,364	5,859	10,596	11,925
Selling, general and administrative expenses	9,268	13,702	19,145	23,778
Loss on abandonment	-	189	-	710
Impairment of long-lived assets	-	1,295	-	1,295
Operating loss	(2,904)	(9,327)	(8,549)	(13,858)
Interest expense, net	914	520	1,706	1,051
Fair value loss on warrant	773	-	1,587	-
Loss before income tax provision	(4,591)	(9,847)	(11,842)	(14,909)
Income tax provision	25	25	50	50
Net loss	(4,616)	(9,872)	(11,892)	(14,959)
Less Preferred stock dividends	451	118	869	234
Net loss applicable to common shareholders	$(5,067)	$(9,990)	$(12,761)	$(15,193)
Basic and diluted net loss per share applicable to common shareholders	$(0.13)	$(0.26)	$(0.33)	$(0.39)

Weighted average shares outstanding – basic and diluted	39,268	38,996	39,243	38,987

See notes to consolidated financial statements.

FREDERICK’S OF HOLLYWOOD GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	January 25, 2014	January 26, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,892)	$(14,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	592	946
Stock-based compensation expense	69	181
Fair value loss on warrant	1,587	-
Loss on disposal of property and equipment	17	-
Impairment of long lived assets	-	1,295
Loss on abandonment	-	710
Amortization of deferred financing costs	194	123
Non-cash interest on term loan	180	116
Amortization of deferred rent and tenant allowances	(667)	(304)
Changes in operating assets and liabilities:
Accounts receivable	(129)	87
Merchandise inventories	(3,673)	(1,346)
Prepaid expenses and other current assets	331	(133)
Other assets	(711)	(299)
Accounts payable and other accrued expenses	7,842	12,504
Net cash used in operating activities	(6,260)	(1,079)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(50)	(37)
Receipt of security deposit	-	10
Net cash used in investing activities	(50)	(27)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit facilities	1,487	591
Payment of deferred financing costs	(208)	-
Proceeds from term loan	5,000	-
Repayment of capital lease obligation	-	(10)
Net cash provided by financing activities	6,279	581
NET DECREASE IN CASH	(31)	(525)
CASH:
Beginning of period	201	741
End of period	$170	$216
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$1,265	$810
Taxes	$3	$5

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

Fiscal Year – The Company’s fiscal year is the 52- or 53-week period ending on the last Saturday in July. References to the three months ended January 25, 2014 and January 26, 2013 refer to the 13-week periods then ended.  References to fiscal years 2014 and 2013 refer to the 52-week periods ending July 26, 2014 and July 27, 2013, respectively. References to the six months ended January 25, 2014 and January 26, 2013 refer to the 26-week periods then ended.

Interim Financial Information – In the opinion of management, the accompanying consolidated unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of January  25, 2014 and the results of operations and cash flows for the three and six months ended January 25, 2014 and January 26, 2013.

The information set forth in these consolidated financial statements is unaudited except for the July 27, 2013 consolidated balance sheet data.  These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The results of operations for the three and six months ended January 25, 2014 are not necessarily indicative of the results to be expected for the full year.  This Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the year ended July 27, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 25, 2013 and amended on November 22, 2013.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition – The Company records revenue for Stores at the point at which the customer receives and pays for the merchandise at the register.  For Direct sales, goods are shipped to the customer when payment is made and the Company records the revenue at the time that the Company estimates that the customer receives the merchandise. The Company estimates and defers revenue and the related product costs for shipments that are in transit to the customer. Customers typically receive goods within a few days of shipment.  Outbound shipping charges billed to customers are included in net sales.  The Company records an allowance for estimated returns from its customers in the period of sale based on prior experience.  At January 25, 2014 and July 27, 2013, the allowance for estimated returns was $533,000 and $559,000, respectively.  If actual returns are greater than expected, additional sales returns may be recorded in the future.  Historically, management has found its return reserve to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Sales are recorded net of sales taxes collected from customers at the time of the transaction.

The Company records other revenue for shipping revenue and commissions earned on direct sell-through programs on a net basis as the Company acts as an agent on behalf of the related vendor.  For the three months ended January 25, 2014 and January 26, 2013, total other revenue recorded in net sales in the accompanying consolidated unaudited statements of operations was $374,000 and $691,000, respectively.  For the six months ended January 25, 2014 and January 26, 2013, total other revenue recorded in net sales in the accompanying consolidated unaudited statements of operations was $744,000 and $1,489,000.

Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreements. For the three months ended January 25, 2014, there was no licensing revenue and for the three months ended January 26, 2013, licensing revenue recorded in net sales in the accompanying consolidated unaudited statements of operations was $2,000.  For the six months ended January 25, 2014 and January 26, 2013, licensing revenue recorded in net sales in the accompanying consolidated unaudited statements of operations was $8,000 and $7,000, respectively.

The Company recognizes the sales from gift cards, gift certificates, and store credits (“Gift Cards and Credits”) as they are redeemed for merchandise. Prior to redemption, the Company maintains a deferred revenue liability for Gift Cards and Credits until the Company is released from such liability. The Company’s Gift Cards and Credits do not have expiration dates; however, over time, a percentage of them are not redeemed or recovered (“breakage”).  The Company began recording breakage in the fourth quarter of the year ended July 30, 2011 following an initial evaluation using historical redemption trend data to determine that the likelihood of the redemption of certain unredeemed Gift Cards and Credits is remote.  Breakage of $34,000 and $50,000 was recorded for the three and six months ended January 25, 2014 and breakage of $38,000 and $54,000 was recorded for the three and six months ended January 26, 2013. The Company continues to evaluate its historical redemption trends.  If these trends ultimately differ from the assumptions underlying the Company’s breakage adjustments or the Company’s future experience indicates the likelihood of redemption becomes remote at a different point in time after issuance, the Company may recognize further adjustments to its accruals for such deferred revenue, which could have an effect on the Company’s net sales and results of operations.

Costs of Goods Sold, Buying, and Occupancy – The Company’s costs of goods sold, buying, and occupancy includes the cost of merchandise, freight from vendors, shipping and handling, payroll and benefits for the design, buying, and merchandising personnel, warehouse and distribution, and store occupancy costs. Store occupancy costs include rent, deferred rent, common area maintenance, utilities, real estate taxes, and depreciation. Markdown allowances received from vendors are reflected as reductions to cost of sales in the period they are received if these allowances are received after goods have been sold or marked down.  When a markdown allowance is received prior to the sale or mark down of the merchandise, the allowance will be recognized as a reduction in the cost basis of the inventory.  For the three months ended January 25, 2014, the Company did not receive any markdown allowances from vendors, and for the three months ended January 26, 2013, markdown allowances received from vendors were $224,000.  For the six months ended January 25, 2014 and January 26, 2013, markdown allowances received from vendors were $34,000 and $537,000.

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

These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations and gross margins.  Markdowns are recorded when the sales value of the inventory has diminished.  Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends.  The Company reserves for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, and the age of the inventory.  If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.  Markdown allowances received from vendors are reflected as reductions to cost of sales in the period they are received if these allowances are received after goods have been sold or marked down.  When a markdown allowance is received prior to the sale or markdown, the allowance will be recognized as a reduction in the cost basis of the inventory.  Markdown allowances received from vendors and recorded as a reduction of the cost basis of the inventory were $34,000 as of July 27, 2013. There were no markdown allowances received from vendors and recorded as a reduction in the cost basis of inventory as of January 25, 2014.   Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Inventory reserves were $727,000 at January 25, 2014 and $939,000 at July 27, 2013.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit.  The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally less than three months.  The realizability of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future gross profit of the related revenue.  Direct-response advertising costs included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at January 25, 2014 and July 27, 2013 were $119,000 and $370,000, respectively. Management believes that they have appropriately determined the expected period of future benefit as of the date of the Company’s consolidated financial statements.  However, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.  Direct-response advertising expense for the three months ended January 25, 2014 and January 26, 2013 was $67,000 and $2,106,000, respectively.  Direct-response advertising expense for the six months ended January 25, 2014 and January 26, 2013 was $621,000 and $2,980,000, respectively.

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

Impairment of Long-Lived Assets – The Company reviews long-lived assets, including property and equipment and its amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows.  If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance.  Management believes they have appropriately estimated future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required. For the three and six months ended January 26, 2013, the Company recorded impairment charges for property and equipment of $1,295,000.  No impairment charges were recorded for the three and six months ended January 25, 2014.

Abandonment of Leases –The Company recorded a charge for the three and six months ended January 26, 2013 of $189,000 and $451,000, respectively, related to a portion of its Phoenix facility that previously housed its customer contact center, Stores distribution and data center.  The Company also recorded a charge of $259,000 for the six months ended January 26, 2013 related to a portion of its Hollywood corporate office space that was vacated and subleased to a third party.  The Company did not record a charge for the three and six months ended January 25, 2014.

Intangible Assets – The Company has certain indefinite lived intangible assets, principally the Frederick’s of Hollywood trade name and domain names.  The Company’s intangible assets are comprised of $18,090,000 attributable to its trademarks and $169,000 to its domain names as of January 25, 2014 and July 27, 2013. Applicable accounting guidance requires the Company not to amortize indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred.  No impairment was present and no write-down was required when the trademarks were reviewed for impairment in connection with the annual impairment test.  The fair value of the trademarks was determined using the relief-from-royalty method.  The relief-from-royalty method estimates the royalty expense that could be avoided in the operating business as a result of owning the respective asset or technology.  The royalty savings are measured, tax-effected and, thereafter, converted to present value with a discount rate that considers the risk associated with owning the intangible asset.  No impairment was recorded for the three and six months ended January 25, 2014 and January 26, 2013 related to these intangible assets.

Fair Value of Financial Instruments – The Company’s management believes the carrying amounts of cash, accounts receivable, the Salus Facility (defined in Note 5), accounts payable and accrued expenses approximate fair value due to their short maturities. The carrying amount of the revolving line of credit portion of the Salus Facility approximates fair value, as these borrowings have variable rates that reflect currently available terms and conditions for similar debt. The Company believes the long-term loan portion of the Salus Facility approximates fair value because the transaction contemplated by the financing agreement relating to this debt was amended on October 10, 2013 under similar financial terms.

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

During the six months ended January 25, 2014, the Company granted options to purchase 150,000 shares of common stock under the 2010 Long-Term Equity Incentive Plan.  The options vest in two equal installments on the first and second anniversaries of the grant date.  The options are exercisable at $0.20 per share.

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

Supplemental Disclosure of Cash Flow Information – The Company had outstanding accounts payable and accrued expenses of $59,000 and $201,000 at January 25, 2014 and July 27, 2013, respectively, related to purchases of property and equipment.  The Company had outstanding accounts payable and accrued expenses of $50,000 at January 25, 2014 related to deferred financing fees, which are classified as other assets on the consolidated balance sheets.

During the three and six months ended January 25, 2014, the Company accrued dividends of $128,000 and $243,000 on its Series A Convertible Preferred Stock and $323,000 and $626,000 on its Series B Convertible Preferred Stock. During the three and six months ended January 26, 2013, the Company accrued dividends of $118,000 and $234,000 on its Series A Convertible Preferred Stock.

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

The Company had net losses of $22,522,000 and $6,432,000 for the years ended July 27, 2013 and July 28, 2012 and had a net loss of $11,892,000 for the six months ended January 25, 2014.  As of January 25, 2014, the Company had a working capital deficiency of $23,507,000 and a shareholders’ deficiency of $29,223,000.  The Company used cash of $13,126,000 and $6,571,000 in operating activities for the years ended July 27, 2013 and July 28, 2012 and used cash of $6,260,000 in operating activities for the six months ended January 25, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

On September 26, 2013, the Board of Directors received a non-binding proposal from HGI Funding, LLC, a wholly owned subsidiary of Harbinger Group Inc., TTG Apparel, LLC and Tokarz Investments, LLC, each of which is controlled by Michael Tokarz, and Fursa Alternative Strategies LLC and Arsenal Group LLC, each of which is controlled by William F. Harley III, a member of the Company’s Board of Directors (collectively, the “Consortium”), to acquire all of the outstanding shares of the Company’s common stock not currently owned by them for $0.23 per share in cash as part of a going private transaction, subject to certain conditions. On December 19, 2013, the Company announced that it had entered into a definitive merger agreement (“Merger Agreement”) under which the Consortium will acquire the Company through FOHG Holdings, LLC (“Parent”), an entity controlled by the Consortium that was formed for the purposes of the acquisition. The Consortium, as a group, beneficially owns approximately 88.7% of the Company’s common stock (see Note 9 – Going Private Transaction and Merger Agreement).

On October 10, 2013, the Company’s Credit Agreement was amended to increase the Salus Facility by $11,000,000, from $24,000,000 to $35,000,000, with $5,000,000 having been advanced on October 10, 2013 and the remaining $6,000,000 to be advanced upon the consummation of the merger. The $5,000,000 advance is to be repaid on April 10, 2014 if the merger is not consummated by that date, or on May 31, 2015 if the merger is consummated on or before April 10, 2014 (see Note 5 - Financing Agreement).

If the Company is unsuccessful in consummating the merger, the Company will need to raise additional capital through debt or equity financings, strategic relationships or other arrangements.  Additional financing may not be available in amounts or on terms acceptable to the Company or at all, and if available, may be at prices and on terms that may not be as favorable as they would be without a going concern qualification.  The foregoing could negatively impact the Company’s results of operations.

4.	ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses at January 25, 2014 and July 27, 2013 consist of the following (in thousands):

	January 25, 2014	July 27, 2013
Accounts payable	$19,147	$10,324
Accrued payroll and benefits	808	835
Accrued vacation	1,135	1,021
Deferred revenue from gift cards, gift certificates, and store credits	1,382	1,380
Return reserves	533	559
Deferred revenue	454	364
Sales and other taxes payable	713	553
Miscellaneous accrued expense and other	3,578	4,603
Total	$27,750	$19,639

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

The unpaid principal of the Tranche A-1 Advance bears interest, payable monthly, in arrears, at the 30-day LIBOR rate plus 11.5%, but not less than 12.0% regardless of fluctuations in the LIBOR rate (12.0% at January 25, 2014). Up to 2.5% of the interest payable on the Tranche A-1 Advance will be capitalized, compounded and added to the unpaid amount of the obligations each month, will accrue interest at the rate applicable to the Tranche A-1 Advance and will be due and payable in cash upon the expiration or other termination of the Salus Facility. At January 25, 2014, $14,248,000 was outstanding under the Tranche A-1 Advance.

The unpaid principal of advances other than the FILO Advance bears interest, payable monthly, in arrears, at the Prime rate plus 4.0%, but not less than 7.0%, regardless of fluctuations in the Prime rate (7.25% at January 25, 2014). On July 25, 2013, the Borrowers entered into a third amendment to the Credit Agreement to remove the minimum excess availability requirement until October 31, 2013.  The third amendment also provided that through October 31, 2013, the initial $1,500,000 of the outstanding balance of advances other than the FILO Advance would bear interest at 20.0% per annum, and thereafter at no less than 7.0% per annum.  As described below, on October 10, 2013, the Borrowers entered into a fourth amendment to the Credit Agreement which, among other things, reinstated the $1,500,000 minimum excess availability requirement effective October 10, 2013, which was reduced to $1,300,000 on January 2, 2014.  At January 25, 2014, $7,565,000 of advances other than the FILO Advance was outstanding.

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

The Credit Agreement and other loan documents contain customary representations and warranties, affirmative and negative covenants and events of default, including covenants that restrict the Borrowers’ ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, incur certain lease obligations, pay cash dividends, redeem or repurchase outstanding equity and issue capital stock. In lieu of financial covenants, fixed charge coverage and overall debt ratios, the Salus Facility has a $1,500,000 minimum availability reserve requirement, which was waived effective July 25, 2013, reinstated effective October 10, 2013 and reduced to $1,300,000 effective January 2, 2014.  At January 25, 2014, the Borrowers were in compliance with the Salus Facility’s affirmative and restrictive covenants and minimum availability reserve requirement.

On October 10, 2013, the Borrowers entered into a fourth amendment to the Credit Agreement to, among other things, increase the Salus Facility by $11,000,000 to $35,000,000.  The $11,000,000 represents the Tranche A-2 Advance of the FILO Advance, with $5,000,000 having been advanced on October 10, 2013 and the remaining $6,000,000 to be advanced upon the consummation of the merger (see Note 9 – Going Private Transaction and Merger Agreement).  The $5,000,000 advance is to be repaid on April 10, 2014 if the merger is not consummated by that date, or on May 31, 2015 if the merger is consummated on or before April 10, 2014.  The $6,000,000 advance, if made, plus any additional amount that Salus may elect to advance in its sole discretion, is to be repaid on May 31, 2015.

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

In connection with the issuance of the Company’s Series B Convertible Preferred Stock on March 15, 2013, the Company issued a warrant that contains a “down round” anti-dilution adjustment.  This warrant is referred to as the “Series A Preferred Stock Coverage Warrant”, and it may be exercised to purchase up to 5,468,127 shares of common stock at an exercise price of $0.01 per share.  The Series A Preferred Stock Coverage Warrant may only be exercised, in whole or in part, upon conversion of the Company’s Series A Convertible Preferred Stock.  The “down round” anti-dilution adjustment provides for the number of shares underlying the warrant to be increased if the Company issues or sells any additional shares of common stock at a price per share less than the then applicable conversion price of the Series A Convertible Preferred Stock (or Series A Convertible Preferred Stock dividend). Because this down-round provision is a guarantee of value, the Series A Preferred Stock Coverage Warrant is required to be classified as a derivative for accounting purposes, and reported as a liability and marked to market at each balance sheet date.

The original amount of the liability related to the Series A Preferred Stock Coverage Warrant was $3,782,697 and was recorded as a warrant liability on the Issuance Date.  Because the Series A Preferred Stock Coverage Warrant was recorded as a warrant liability, the portion of proceeds from the sale of the Series B Convertible Preferred Stock that was recorded as equity was reduced accordingly.

The Company estimates the value of the warrant liability upon the issuance of the Series A Preferred Stock Coverage Warrant and at each balance sheet date using the binomial lattice model to allocate total enterprise value to the warrant. The following table is a roll-forward of the warrant liability:

Level 3 Change in Fair Value
Level 3 fair value of warrant liability at March 15, 2013 (issuance date)	$3,783,000
(Gain) as a result of change in fair value	(381,000)
Level 3 fair value of warrant liability at July 27, 2013	3,402,000
Loss as a result of change in fair value	814,000
Level 3 fair value as of October 26, 2013	4,216,000
Loss as a result of change in fair value	773,000
Level 3 fair value as of January 25, 2014	$4,989,000

The loss on the warrant liability for the three and six months ended January 25, 2014 was $773,000 and $1,587,000 and is included in the accompanying consolidated statement of operations.

The warrant liability is measured at fair value using certain estimated inputs, which are classified within Level 3 of the valuation hierarchy.  The following assumptions were used in the fair value measurement as of January 25, 2014, October 26, 2013, July 27, 2013 and March 15, 2013 (issuance date):

	January 25, 2014	October 26, 2013	July 27, 2013	(issuance date) March 15, 2013
Fair value of underlying stock – per share	$0.26	$0.22	$0.18	$0.20
Risk-free interest rate	2.04%	2.04%	2.04%	2.04%
Expected life (years)	15	15	15	15
Expected volatility	70%	70%	70%	70%
Dividend yield	0.0%	0.0%	0.0%	0.0%

7.         COMMITMENTS AND CONTINGENCIES

Shareholder Class Action Litigation

Between January 24 and 31, 2014, three purported shareholders of the Company filed putative class action lawsuits in New York State Supreme Court challenging the merger. These actions are: Bruce H. Paul, et al., v. Frederick’s of Hollywood Group Inc., et al., Index No. 650252/2014 (N.Y. Sup. Ct. Jan. 24, 2014); David Strasenburgh v. Frederick’s of Hollywood Group Inc., et al., Index No. 650294/2014 (N.Y. Sup. Ct. Jan. 28, 2014); and Stephen Dworkin v. Frederick’s of Hollywood Group Inc., et al., Index No. 650356/2014 (N.Y. Sup. Ct. Jan. 31, 2014).  An amended complaint adding plaintiffs and additional allegations was filed in Bruce H. Paul, et al., v. Frederick’s of Hollywood Group Inc., et al. on February 11, 2014. The complaints collectively name as defendants the Board of Directors, the Company, Parent, Merger Sub, HGI Funding, TTG, TKZ, Fursa and Arsenal.

On March 6, 2014, the court consolidated all three actions into a single action captioned In re Frederick’s of Hollywood Group Inc. Shareholder Litigation, Index No. 650252/2014, appointed two of the five firms involved as co-lead counsel and the other three firms as the executive committee. The consolidation order also provided that the amended complaint in Bruce H. Paul, et al, v. Frederick’s of Hollywood Group Inc., et al. would be the operative complaint in the consolidated action.

The consolidated amended complaint alleges that the members of the Board of Directors breached their fiduciary duty to maximize shareholder value by pursuing the merger through a flawed process and for inadequate consideration. The complaint further alleges that (i) the merger took advantage of a temporary depression in the market price of the Common Stock that occurred due to its delisting from the NYSE MKT LLC, (ii) the Board of Directors acquiesced to unreasonable deal protection devices, (iii) the merger process employed by the Board of Directors was unfair because the process did not include a right for minority shareholders to approve the merger and the Lead Director was not positioned to effectively advocate for the minority shareholders; and (iv) the Board of Directors failed to disclose supposedly material information in the preliminary proxy statement. The complaint further alleges that Merger Sub colluded in or aided and abetted the breaches by the Board of Directors. The complaint seeks, among other things, a declaration that the Merger Agreement was entered in breach of the Board of Directors’ fiduciary duties and is therefore unenforceable, an injunction barring consummation of the merger until full disclosures have been made or rescinding, to the extent already implemented, the merger, an order directing the Board of Directors to require approval of the majority of the minority shareholders, and an award of costs and disbursements of the action, including attorneys’ fees.

The outcome of these lawsuits could have an impact on the consummation of the merger. Each of the defendants denies any allegations of wrongdoing. The defendants believe that the plaintiffs’ claims are without merit and intend to vigorously defend against the allegations.  These lawsuits are in their early stages and the Company is unable to estimate its potential liability in the event of an unfavorable outcome with respect to these allegations.

Wage and Hour Class Action Litigation

On December 18, 2012, a former California store employee filed a purported class action lawsuit in the California Superior Court, County of Los Angeles, against the Company, Frederick’s of Hollywood, Inc. and Frederick’s of Hollywood Stores, Inc. (Kassandra Harvey-Smith, on behalf of herself and all others similarly situated v. Frederick’s of Hollywood Group Inc. et al, Case No. BC497673).  The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation, various additional wage violations and violations of California’s Unfair Competition Law. The first amended complaint seeks, among other relief, collective and class certification of the lawsuit (the class being defined as all California part-time sales associates), unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper.  The parties agreed to stay discovery proceedings, engaged in mediation, and on September 25, 2013, the parties entered into a Joint Stipulation of Settlement and Release, which was later modified to change the administrator and the amount.  Without admitting or denying liability, the Company has agreed to pay a gross settlement amount of $95,000.  The hearing for the Court’s preliminary approval of the settlement has been scheduled for March 18, 2014, after which a final approval hearing date will be set.  After preliminary approval, class members will receive notice of the settlement and will have an opportunity to elect not to participate or file objections to the settlement.  The Company expects that funding of payment of the settlement will occur in the second half of fiscal year 2014.

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

8. NET LOSS PER SHARE

The Company’s calculations of basic and diluted net loss per share applicable to common shareholders are as follows (in thousands, except per share amounts):

	Three Months Ended				Six Months Ended
	January 25,		January 26,		January 25,		January 26,
	2014		2013		2014		2013
Net loss applicable to common shareholders	$(5,067)	(a)	$(9,990)	(b)	$(12,761)	(a)	$(15,193)	(b)
Basic and diluted:
Weighted average number of shares outstanding	39,268		38,996		39,243		38,987
Total basic and diluted net loss per share	$(0.13)		$(0.26)		$(0.33)		$(0.39)
__________________
(a)	Includes preferred stock dividends of $451 and $869 for the three and six months ended January 25, 2014.

(b)	Includes preferred stock dividends of $118 and $234 for the three and six months ended January 26, 2013.

For the three and six months ended January 25, 2014, there were 43,000 and 33,000 potentially dilutive shares that were not included in the computation of diluted net loss per share since their effect would be anti-dilutive.

For the three and six months ended January 25, 2014, there were 2,372,000 shares of common stock issuable upon exercise of stock options that were not included in the computation of diluted net loss per share since the exercise prices of these instruments exceeded the average market price of the common stock during the period.

For the three and six months ended January 25, 2014 there were 8,580,000 shares of common stock issuable upon exercise of warrants that were not included in the computation of diluted net loss per share since the exercise prices of these instruments exceeded the average market price of the common stock during the period.

For the three and six months ended January 26, 2013, there were 2,621,000 and 2,647,000 shares of common stock issuable upon exercise of stock options and 5,544,000 shares of common stock issuable upon the exercise of warrants that were not included in the computation of diluted net loss per share since the exercise prices of these instruments exceeded the average market price of the common stock during the period.

9.	GOING PRIVATE TRANSACTION AND MERGER AGREEMENT

On September 26, 2013, the Board of Directors received a non-binding proposal from HGI Funding, LLC (“HGI Funding”), a wholly owned subsidiary of Harbinger Group Inc., TTG Apparel, LLC (“TTG”) and Tokarz Investments, LLC (“TKZ”), each of which is controlled by Michael Tokarz, and Fursa Alternative Strategies LLC (“Fursa”) and Arsenal Group LLC (“Arsenal”), each of which is controlled by William F. Harley III, a member of the Company’s Board of Directors (collectively, the “Consortium”), to acquire all of the outstanding shares of the Company’s common stock not currently owned by them for $0.23 per share in cash as part of a going private transaction, subject to certain conditions.

On December 19, 2013, the Company announced that it had entered into a definitive merger agreement (“Merger Agreement”) under which the Consortium will acquire the Company through FOHG Holdings, LLC (“Parent”), an entity controlled by the Consortium that was formed for the purposes of the acquisition. The Consortium, as a group, beneficially owns approximately 88.7% of the Company’s common stock.

Under the Merger Agreement, the Company’s shareholders, excluding the Consortium and its affiliated entities (the “Rollover Shareholders”), will receive $0.27 per share in cash upon completion of the transaction. The price represents a premium of 50% to the closing price of the Company’s common stock on September 27, 2013, the last trading day before the announcement by the Consortium of its proposal, and a premium of 46% over the average closing price of the Company’s common stock for the 45 trading days prior to that date.

The Board of Directors delegated to its lead independent, disinterested director the authority to review the initial transaction proposal from, and negotiate terms of the proposal with, the Consortium, with the assistance of legal and financial advisors. The lead director completed a thorough review of the proposal, considered alternatives, negotiated improved terms of the Consortium’s proposal and concluded that the transaction with the Consortium was fair to and in the best interests of the Company’s shareholders other than the Rollover Shareholders. Based on the recommendation of the lead director, the Merger Agreement was also approved by the full board other than William Harley and Thomas Lynch, who recused themselves from the deliberations.

In connection with the execution of the Merger Agreement, Parent entered into a Rollover Agreement with each of the Rollover Shareholders, in which they agreed to assign, transfer, convey and deliver to Parent all of the shares of the Company’s common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock owned by them in exchange for equity interests in Parent, immediately prior to the effective time of the merger. In addition, the Rollover Shareholders agreed to the cancellation, at the effective time of the merger, of all of the warrants of the Company owned by such parties.

In connection with the execution of the Merger Agreement, HGI Funding and TTG also entered into a Purchase and Sale Agreement, in which HGI Funding agreed to purchase from TTG and TTG agreed to sell to HGI Funding 14,900 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $1,490,000. The purchase and sale will take place immediately prior to the consummation of the transactions contemplated by the Merger Agreement and the Rollover Agreement.

In connection with the execution of the Merger Agreement, the Company and Holdings entered into a new employment agreement with Thomas Lynch, chief executive officer of the Company, which will take effect only upon the consummation of the merger. Under the new employment agreement, Mr. Lynch agreed to continue to serve as chief executive officer for three years following the merger.

Completion of the transaction is subject to certain customary conditions, including receipt of shareholder approval. The Merger Agreement must be approved by the affirmative vote of the holders of at least two-thirds of all outstanding shares of the Company’s common stock. In connection with the execution of the Merger Agreement, the Company entered into a Voting Agreement with Parent, HGI Funding, TTG, TKZ, Arsenal, Fursa and William F. Harley III, in which such shareholders agreed to vote each share of the Company’s common stock held by them (and each share acquired by them after the date of the agreement) in favor of the Merger Agreement and the transactions contemplated thereby.

The Merger Agreement contains certain termination rights for both the Company and Parent. Depending on the circumstances of the termination, either the Company or Parent may be required to reimburse the other for its transaction expenses. If the Merger Agreement is terminated by Parent because of the Company’s Board of Directors changing its recommendation to the shareholders or is terminated by the Company in order to enter into an agreement with respect to a Superior Proposal, the Company will reimburse Parent’s transaction expenses up to $300,000. If the Merger Agreement is terminated by the Company due to a breach or failure to perform by Parent or Merger Sub, Parent will reimburse the Company’s transaction expenses up to $300,000. The Merger Agreement further provides for the payment of a termination fee in certain circumstances. If the Merger Agreement is terminated by the Company in order to enter into an agreement with respect to a Superior Proposal, in addition to reimbursement of expenses, the Company will pay Parent a termination fee of $300,000. If the Merger Agreement is terminated by the Company due to an intentional breach or failure to perform by Parent or Merger Sub, and the Company is ready, willing and able to close the Merger and all conditions to Parent and Merger Sub’s obligations to close have been satisfied or waived, in addition to reimbursement of expenses, Parent will pay the Company a termination fee of $300,000.

If completed, the transaction will result in the Company becoming privately-held and its common stock will no longer be quoted on the OTCQB.

Since the announcement of the Merger Agreement, Company shareholders have filed three separate putative class action lawsuits in New York State court against the Company, the Board of Directors and the Consortium alleging that the Board members breached their fiduciary duties to Company shareholders, and that the Company aided and abetted those breaches of fiduciary duties. Subsequently, the three suits were consolidated and a consolidated amended complaint has been filed. (See Note 7 - Commitments and Contingencies)

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

Our Business

Frederick’s of Hollywood Group Inc., through its subsidiaries, sells women’s apparel and related products under its proprietary Frederick’s of Hollywood® brand predominantly through its U.S. mall-based specialty retail stores, which are referred to as “Stores,” and through its catalog and website at www.fredericks.com, which are referred to collectively as “Direct.”  As of January 25, 2014, we operated 105 Frederick’s of Hollywood stores in 28 states.

We also have a license agreement with a subsidiary of Emirates Associated Business Group (“EABG”), which provides for EABG to build and operate Frederick’s of Hollywood retail stores in the Middle East.  As of January 25, 2014, EABG had closed the three stores it had been operating and has not paid any royalties during the six months ended January 25, 2014. We are seeking to terminate the agreement with EABG.

Recent Developments

Going Private Transaction and Merger Agreement

On December 18, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, FOHG Holdings, LLC (“Parent”), and FOHG Acquisition Corp., a wholly-owned subsidiary of Parent (“Merger Sub”).  The terms of the Merger Agreement and transactions contemplated by the Merger Agreement are described in Note 9 to the consolidated unaudited financial statements appearing earlier in this report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Financing Requirements.”

Since the announcement of the Merger Agreement, Company shareholders have filed three separate putative class action lawsuits in New York State court against the Company, the Board of Directors and the Consortium alleging that the Board members breached their fiduciary duties to Company shareholders, and that the Company aided and abetted those breaches of fiduciary duties. Subsequently, the three suits were consolidated and a consolidated amended complaint has been filed. The class action lawsuits are described in Note 7 to the consolidated unaudited financial statements appearing earlier in this report and in “Part II-Other Information, Item 1 – Legal Proceedings.”

Store Closings

During the six months ended January 25, 2014, we successfully finalized the negotiations to terminate the leases for five of our poorest performing stores and we closed these stores at the end of December 2013.  In addition, at the expiration of the respective leases, we closed one store at the end of December 2013, two stores at the end of January 2014 and eight stores at the end of February 2014.  We will close two additional stores at the end of April 2014. During the year ended July 27, 2013, these eighteen stores had total sales of $8,157,000 and an aggregate four wall cash flow loss of $858,000.

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

Revenue Recognition – We record revenue for Stores at the point at which the customer receives and pays for the merchandise at the register.  For Direct sales, goods are shipped to the customer when payment is made and we record the revenue at the time that we estimate the customer receives the merchandise. We estimate and defer revenue and the related product costs for shipments that are in transit to the customer. Customers typically receive goods within a few days of shipment.  Outbound shipping charges billed to customers are included in net sales.  We record an allowance for estimated returns from our customers in the period of sale based on prior experience.  At January 25, 2014 and July 27, 2013, the allowance for estimated returns was $533,000 and $559,000, respectively.  If actual returns are greater than expected, additional sales returns may be recorded in the future. Historically, management has found its return reserve to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates. Sales are recorded net of sales taxes collected from customers at the time of the transaction.

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

These inventory methods inherently require management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuations and gross margins. Markdowns are recorded when the sales value of the inventory has diminished.  Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise, and fashion trends.  We reserve for the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, and the age of the inventory.  If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.  Markdown allowances received from vendors are reflected as reductions to cost of sales in the period they are received if these allowances are received after goods have been sold or marked down.  When markdown allowances are received prior to the sale or markdown, the allowance will be recognized as a reduction in the cost basis of the inventory. Markdown allowances received from vendors and recorded as a reduction of the cost basis of the inventory were $34,000 as of July 27, 2013. There were no markdown allowances received from vendors and recorded as a reduction in the cost basis of inventory as of January 25, 2014. Historically, management has found its inventory reserves to be appropriate, and actual results generally do not differ materially from those determined using necessary estimates.  Inventory reserves were $727,000 at January 25, 2014 and $939,000 at July 27, 2013.

Deferred Catalog Costs – Deferred catalog costs represent direct-response advertising that is capitalized and amortized over its expected period of future benefit.  The capitalized costs of the advertising are amortized over the expected revenue stream following the mailing of the respective catalog, which is generally less than three months.  The realizability of the deferred catalog costs are also evaluated as of each balance sheet date by comparing the capitalized costs for each catalog, on a catalog by catalog basis, to the probable remaining future gross profit of the related revenue.  Direct-response advertising costs of $119,000 and $370,000 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets at January 25, 2014 and July 27, 2013, respectively. Management believes that they have appropriately determined the expected period of future benefit as of the date of our consolidated financial statements.  However, should actual sales results differ from expected sales, deferred catalog costs may be written off on an accelerated basis.  Direct-response advertising expense for the three months ended January 25, 2014 and January 26, 2013 were $67,000 and $2,106,000, respectively. Direct-response advertising expense for the six months ended January 25, 2014 and January 26, 2013 were $621,000 and $2,980,000, respectively.

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

The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance.  Management believes they have appropriately estimated future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required.  For the three and six months ended January 26, 2013, we recorded impairment charges for property and equipment of $1,295,000. No impairment was recorded for the three and six months ended January 25, 2014.

Abandonment of Leases – We recorded a charge for the three and six months ended January 26, 2013 of $189,000 and $451,000, respectively, related to our Phoenix facility that previously housed our customer contact center, Stores distribution and data center.  We also recorded a charge of $259,000 for the six months ended January 26, 2013 related to a portion of our Hollywood corporate office space that was vacated and subleased to a third party.  We did not record a charge for the three and six months ended January 25, 2014.

Intangible Assets – We have certain indefinite lived intangible assets, principally the Frederick’s of Hollywood trade name and domain names. Applicable accounting guidance requires us not to amortize indefinite life intangible assets, but to test those intangible assets for impairment annually and between annual tests when circumstances or events have occurred that may indicate a potential impairment has occurred.  No impairment was present and no write-down was required when the trademarks were reviewed for impairment in connection with the annual impairment test.  The fair value of the trademarks was determined using the relief-from-royalty method.  The relief-from-royalty method estimates the royalty expense that could be avoided in the operating business as a result of owning the respective asset or technology.  The royalty savings are measured, tax-effected and, thereafter, converted to present value with a discount rate that considers the risk associated with owning the intangible asset.  No impairment was recorded for the three and six months ended January 25, 2014 and January 26, 2013 related to these intangible assets.

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

Supplemental Disclosure of Cash Flow Information – We had outstanding accounts payable and accrued expenses of $59,000 and $201,000 at January 25, 2014 and July 27, 2013, respectively, related to purchases of property and equipment. We had outstanding accounts payable and accrued expenses of $50,000 at January 25, 2014 related to deferred financing fees, which are classified as other assets on the consolidated balance sheets.

During the three and six months ended January 25, 2014, we accrued dividends of $128,000 and $243,000 on our Series A Convertible Preferred Stock and $323,000 and $626,000 on our Series B Convertible Preferred Stock. During the three and six months ended January 26, 2013, we accrued dividends of $118,000 and $234,000 on our Series A Convertible Preferred Stock.

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

The following table sets forth each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the consolidated unaudited financial statements included earlier in this report (in thousands, except for percentages, which percentages may not add due to rounding):

	Three Months Ended				Six Months Ended
	January 25, 2014		January 26, 2013		January 25, 2014		January 26, 2013
Net sales	$23,530	100.0%	$24,288	100.0%	$43,266	100.0%	$46,743	100.0%
Cost of goods sold, buying and occupancy	17,166	73.0%	18,429	75.9%	32,670	75.5%	34,818	74.5%
Gross profit	6,364	27.0%	5,859	24.1%	10,596	24.5%	11,925	25.5%
Selling, general and administrative expenses	9,268	39.4%	13,702	56.4%	19,145	44.2%	23,778	50.9%
Loss on abandonment	-	0.0%	189	0.8%	-	0.0%	710	1.5%
Impairment of long-lived assets	-	0.0%	1,295	5.3%	-	0.0%	1,295	2.8%
Operating loss	(2,904)	(12.3)%	(9,327)	(38.4)%	(8,549)	(19.8)%	(13,858)	(29.6)%
Interest expense, net	914	3.9%	520	2.1%	1,706	3.9%	1,051	2.2%
Fair value loss on warrant	773	3.3%	-	-	1,587	3.7%	-	-
Loss before income tax provision	(4,591)	(19.5)%	(9,847)	(40.5)%	(11,842)	(27.4)%	(14,909)	(31.9)%
Income tax provision	25	0.1%	25	0.1%	50	0.1%	50	0.1%
Net loss	(4,616)	(19.6)%	(9,872)	(40.6)%	(11,892)	(27.5)%	(14,959)	(32.0)%
Less Preferred stock dividends	451	1.9%	118	0.5%	869	2.0%	234	0.5%
Net loss applicable to common shareholders	$(5,067)	(21.5)%	$(9,990)	(41.1)%	$(12,761)	(29.5)%	$(15,193)	(32.5)%

Net Sales

Net sales for the three and six months ended January 25, 2014 and January 26, 2013 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	January 25, 2014	January 26, 2013	Increase/ (Decrease)	January 25, 2014	January 26, 2013	Increase/ (Decrease)
Stores	$14,223	$15,453	$(1,230)	$27,083	$30,612	$(3,529)
Direct	8,933	8,142	791	15,432	14,635	797
Licensing revenue	-	2	(2)	8	7	1
Other revenue	374	691	(317)	743	1,489	(746)
Total net sales	$23,530	$24,288	$(758)	$43,266	$46,743	$(3,477)

Total store sales for the three months ended January 25, 2014 decreased by $1,230,000, or 8.0%, as compared to the three months ended January 26, 2013.  Comparable store sales for the three months ended January 25, 2014 decreased by $561,000, or 4.1%, as compared to the three months ended January 26, 2013.  Total store sales for the six months ended January 25, 2014 decreased by $3,529,000, or 11.5%, as compared to the six months ended January 26, 2013.  Comparable store sales for the six months ended January 25, 2014 decreased by $2,056,000 or 7.7%, as compared to the six months ended January 26, 2013.

The decrease in store sales was primarily due to:

•	a reduction in the number of stores from 118 at January 26, 2013 to 105 at January 25, 2014;

•	lower inventory levels in stores of core intimate apparel products (bras, lingerie and corsets), which resulted from late deliveries of products from our vendors due to slow payments; and

•	mailing fewer catalogs during the three and six months ended January 25, 2014 as compared to the same period in the prior year as part of our efforts to reduce costs and allocate resources to our digital marketing initiatives.

Direct sales for the three and six months ended January 25, 2014 increased by $791,000, or 9.7%, and $797,000, or 5.4%, as compared to the three and six months ended January 26, 2013.  The increase is primarily attributable to our efforts to allocate resources to our digital marketing initiatives, partially offset by mailing fewer catalogs for the three and six months ended January 25, 2014 as compared to the same period in the prior year.

Other revenue consists of shipping revenue, commissions earned on direct sell-through programs and breakage on gift cards.  Other revenue for the three and six months ended January 25, 2014 decreased by $317,000, or 45.9%, and $746,000, or 50.1%, as compared to three and six months ended January 26, 2013.  This decrease is attributable to a decrease in shipping revenue of $335,000 and $759,000, as compared to three and six months ended January 26, 2013, which was due to an increase in online promotional shipping offers to stimulate sales in a retail environment with competitors frequently offering free shipping.

Gross Profit

Gross margin (gross profit as a percentage of net sales) for the three months ended January 25, 2014 was 27.0% as compared to 24.1% for the three months ended January 26, 2013.  This increase was due to the following:

•	Product costs as a percentage of sales (excluding licensing and other revenue) decreased by 130 basis points for the three months ended January 25, 2014 as compared to the three months ended January 26, 2013. This decrease was due to a decrease in product promotional offers during the three months ended January 25, 2014 as compared to the three months ended January 26, 2013, partially offset by $224,000 in vendor allowances received in the prior year.

•	All other costs included in cost of sales, including buying costs, store occupancy, store depreciation, freight and distribution costs, decreased by $765,000 for the three months ended January 25, 2014 as compared to the three months ended January 26, 2013. This decrease is primarily attributable to lower distribution costs as a result of the reduction in the size of our distribution center and lower occupancy and depreciation costs as a result of fewer stores. These reductions were partially offset by an increase in the costs associated with our buying and merchandising departments. As a percentage of sales, these costs decreased by 220 basis points for the three months ended January 25, 2014 as compared to the same period in the prior year.

•	Other revenue decreased by $317,000 as described above, which had a negative impact on our gross margin.

Gross margin (gross profit as a percentage of net sales) for the six months ended January 25, 2014 was 24.5% as compared to 25.5% for the six months ended January 26, 2013.  Our gross margin was impacted by the following:

•	Product costs as a percentage of sales (excluding licensing and other revenue) increased by 30 basis points for the six months ended January 25, 2014 as compared to the six months ended January 26, 2013. This increase was primarily due to a decrease of $503,000 in vendor allowances for the six months ended January 25, 2014 as compared to the six months ended January 26, 2013, partially offset by a decrease in product promotional offers during the six months ended January 25, 2014 as compared to the six months ended January 26, 2013.

•	All other costs included in cost of sales, including buying costs, store occupancy, store depreciation, freight and distribution center costs, decreased by $1,058,000 for the six months ended January 25, 2014 as compared to the six months ended January 26, 2013. This decrease is primarily attributable to lower distribution costs as a result of the reduction in the size of our distribution center and lower occupancy and depreciation costs as a result of fewer stores. As a percentage of sales, these costs increased by 10 basis points for the six months ended January 25, 2014 as compared to the same period in the prior year.

•	Other revenue decreased by $746,000, as described above, which had a negative impact on our gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended January 25, 2014 decreased by $4,434,000 to $9,268,000, or 39.4% of sales, from $13,702,000, or 56.4% of sales, for the three months ended January 26, 2013.  This decrease is primarily attributable to the following:

•	Expenses related to corporate overhead decreased by $1,316,000 to $2,019,000 for the three months ended January 25, 2014 from $3,335,000 for the same period in the prior year. This decrease was primarily due to an accrual in the prior year for legal fees in connection with the defense of class action lawsuits, expenses related to the relocation of our Phoenix distribution facility in the prior year and lower professional fees and salary related expenses for the three months ended January 25, 2014 as compared to the same period in the prior year.

•	Store selling, general and administrative expenses decreased by $1,035,000 to $4,272,000 for the three months ended January 25, 2014 from $5,307,000 for the same period in the prior year. This decrease was primarily due to having fewer stores for the three months ended January 25, 2014 as compared to the prior year and the write-off of deferred rent in connection with the early termination of five underperforming stores during the three months ended January 25, 2014.

•	Direct selling, general and administrative expenses decreased by $2,038,000 to $2,949,000 for the three months ended January 25, 2014 from $4,987,000 for the same period in the prior year. This decrease was primarily due to a $2,020,000 decrease in catalog and catalog related expenses, partially offset by a $314,000 increase marketing expenses related to our strategy to increase our digital marketing initiatives. We also had a $341,000 reduction in third party service fees related to outsourcing our customer contact center for the three months ended January 25, 2014 as compared to the same period in the prior year, which was due to increased efficiencies.

•	Brand marketing expenses decreased by $44,000 to $28,000 for the three months ended January 25, 2014 as compared to $72,000 for the same period in the prior year. This decrease was primarily due to a decrease in public promotional events.

Selling, general and administrative expenses for the six months ended January 25, 2014 decreased by $4,633,000 to $19,145,000, or 44.2% of sales, from $23,778,000, or 50.9% of sales, for the six months ended January 26, 2013.  This decrease is primarily attributable to the following:

•	Expenses related to corporate overhead decreased by $1,184,000 to $4,582,000 for the six months ended January 25, 2014 from $5,766,000 for the same period in the prior year. This decrease was primarily due to an accrual in the prior year for legal fees in connection with the defense of class action lawsuits, expenses related to the relocation of our Phoenix distribution facility in the prior year and lower professional fees and salary related expenses for the six months ended January 25, 2014 as compared to the same period in the prior year.

•	Store selling, general and administrative expenses decreased by $1,435,000 to $8,579,000 for the six months ended January 25, 2014 from $10,014,000 for the same period in the prior year. This decrease was primarily due to having fewer stores for the six months ended January 25, 2014 as compared to the prior year and the write-off of deferred rent in connection with the early termination of five underperforming stores during the six months ended January 25, 2014, partially offset by an increase of telephone expense.

•	Direct selling, general and administrative expenses decreased by $1,826,000 to $5,882,000 for the six months ended January 25, 2014 from $7,708,000 for the same period in the prior year. This decrease was primarily due to a $2,349,000 decrease in catalog and related expenses, partially offset by a $779,000 increase in marketing expenses related to our strategy to increase our digital marketing initiatives.

•	Brand marketing expenses decreased by $187,000 to $102,000 for the six months ended January 25, 2014 as compared to $289,000 for the same period in the prior year. This decrease was primarily due to a decrease in public promotional events.

Loss on Abandonment

We recorded a charge for the three and six months ended January 26, 2013 of $189,000 and $451,000, respectively, related to our Phoenix facility that previously housed our customer contact center, Stores distribution and data center.  We also recorded a charge of $259,000 for the six months ended January 26, 2013 related to a portion of our Hollywood corporate office space that was vacated and subleased to a third party.  We did not record a charge for the three and six months ended January 25, 2014.

Warrant Liability

We estimate the value of the warrant liability at each balance sheet date using the binomial lattice model. The loss on the warrant liability for the three and six months ended January 25, 2014 was $773,000 and $1,587,000.

Interest Expense, Net

For the three and six months ended January 25, 2014, net interest expense was $914,000 and $1,706,000 as compared to $520,000 and $1,051,000 for the three and six months ended January 26, 2013.  This increase resulted primarily from higher interest rates and higher overall borrowings under the Salus Facility (described below under Liquidity and Capital Resources – Salus Credit and Security Agreement).

Income Tax Provision

Our income tax provision for the three and six months ended January 25, 2014 and January 26, 2013 primarily represents minimum and net worth taxes due in various states.  Due to the uncertainty of realization in future periods, no tax benefit has been recognized on the net losses for these periods.  Accordingly, a full valuation allowance has been established on the current loss and all net deferred tax assets existing at the end of the period, excluding the deferred tax liability related to intangible assets, which have an indefinite life.

Liquidity and Capital Resources

Cash Used in Operations

Cash used in operating activities for the six months ended January 25, 2014 was $6,260,000, resulting primarily from the following:

•	net losses for six months ended January 25, 2014 of $11,892,000;

•	a seasonal increase in inventory of $3,673,000; and

•	an increase in other assets of $711,000, which resulted from an increase in our security deposit requirement with our credit card processor as a result of our financial condition.

These decreases in cash flow were partially offset by the following:

•	an increase in accounts payable and other accrued expenses of $7,842,000, which resulted from slower payments to vendors;

•	a non-cash loss related to a change in the fair value of a warrant recorded as a warrant liability of $1,587,000; and

•	non-cash expenses of $592,000 for depreciation and amortization.

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended January 25, 2014 was $50,000.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended January 25, 2014 was $6,279,000, which resulted from proceeds of $5,000,000 from the increase in the FILO Advance under the Salus Facility and net borrowings under the Salus Facility of $1,487,000, partially offset by the payment of deferred financing costs of $208,000.

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

The unpaid principal of the Tranche A-1 Advance bears interest, payable monthly, in arrears, at the 30-day LIBOR rate plus 11.5%, but not less than 12.0% regardless of fluctuations in the LIBOR rate (12.0% at January 25, 2014). Up to 2.5% of the interest payable on the Tranche A-1 Advance will be capitalized, compounded and added to the unpaid amount of the obligations each month, will accrue interest at the rate applicable to the Tranche A-1 Advance and will be due and payable in cash upon the expiration or other termination of the Salus Facility. At January 25, 2014, $14,248,000 was outstanding under the Tranche A-1 Advance.

The unpaid principal of advances other than the FILO Advance bears interest, payable monthly, in arrears, at the Prime rate plus 4.0%, but not less than 7.0%, regardless of fluctuations in the Prime rate (7.25% at January 25, 2014). On July 25, 2013, the Borrowers entered into a third amendment to the Credit Agreement to remove the minimum excess availability requirement until October 31, 2013.  The third amendment also provided that through October 31, 2013, the initial $1,500,000 of the outstanding balance of advances other than the FILO Advance would bear interest at 20.0% per annum, and thereafter at no less than 7.0% per annum.  As described below, on October 10, 2013, the Borrowers entered into a fourth amendment to the Credit Agreement which, among other things, reinstated the $1,500,000 minimum excess availability requirement effective October 10, 2013, which was reduced to $1,300,000 effective January 2, 2014.  At January 25, 2014, $7,565,000 of advances other than the FILO Advance was outstanding.

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

The Credit Agreement and other loan documents contain customary representations and warranties, affirmative and negative covenants and events of default, including covenants that restrict the Borrowers’ ability to create certain liens, make certain types of borrowings and investments, liquidate or dissolve, engage in mergers, consolidations, significant asset sales and affiliate transactions, incur certain lease obligations, pay cash dividends, redeem or repurchase outstanding equity and issue capital stock. In lieu of financial covenants, fixed charge coverage and overall debt ratios, the Salus Facility has a $1,500,000 minimum availability reserve requirement, which was waived effective July 25, 2013, reinstated effective October 10, 2013 and reduced to $1,300,000 effective January 2, 2014.  At January 25, 2014, the Borrowers were in compliance with the Salus Facility’s affirmative and restrictive covenants and minimum availability reserve requirement.

On October 10, 2013, the Borrowers entered into a fourth amendment to the Credit Agreement to, among other things, increase the Salus Facility by $11,000,000 to $35,000,000.  The $11,000,000 represents the Tranche A-2 Advance of the FILO Advance, with $5,000,000 having been advanced on October 10, 2013 and the remaining $6,000,000 to be advanced upon the consummation of the merger (see Note 9 – Going Private Transaction and Merger Agreement).  The $5,000,000 advance is to be repaid on April 10, 2014 if the merger is not consummated by that date, or on May 31, 2015 if the merger is consummated on or before April 10, 2014.  The $6,000,000 advance, if made, plus any additional amount that Salus may elect to advance in its sole discretion, is to be repaid on May 31, 2015.

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

Future Financing Requirements

We had net losses of $22,522,000 and $6,432,000 for the years ended July 27, 2013 and July 28, 2012 and had a net loss of $11,892,000 for the six months ended January 25, 2014.  As of January 25, 2014, we had a working capital deficiency of $23,507,000 and a shareholders’ deficiency of $29,223,000.  We used cash of $13,126,000 and $6,571,000 in operating activities for the years ended July 27, 2013 and July 28, 2012 and used cash of $6,260,000 in operating activities for the six months ended January 25, 2014. These conditions raise substantial doubt about our ability to continue as a going concern.

On September 26, 2013, our Board of Directors received a non-binding proposal from HGI Funding, LLC, a wholly owned subsidiary of Harbinger Group Inc., TTG Apparel, LLC and Tokarz Investments, LLC, each of which is controlled by Michael Tokarz, and Fursa Alternative Strategies LLC and Arsenal Group LLC, each of which is controlled by William F. Harley III, a member of our Board of Directors (collectively, the “Consortium”), to acquire all of the outstanding shares of our common stock not currently owned by them for $0.23 per share in cash as part of a going private transaction, subject to certain conditions.

On December 19, 2013, we announced that we had entered into a definitive Merger Agreement under which the Consortium will acquire the Company through FOHG Holdings, LLC, an entity controlled by the Consortium that was formed for the purposes of the acquisition. The Consortium, as a group, beneficially owns approximately 88.7% of the Company’s common stock.

Under the Merger Agreement, our shareholders, excluding the Consortium and its affiliated entities, will receive $0.27 per share in cash upon completion of the transaction. The price represents a premium of 50% to the closing price of our common stock on September 27, 2013, the last trading day before the announcement by the Consortium of its proposal, and a premium of 46% over the average closing price of our common stock for the 45 trading days prior to that date. (See Note 9 – Going Private Transaction and Merger Agreement).

On October 10, 2013, our Credit Agreement with Salus was amended to increase the Salus Facility by $11,000,000, from $24,000,000 to $35,000,000, with $5,000,000 having been advanced on October 10, 2013 and the remaining $6,000,000 to be advanced upon the consummation of the merger. The $5,000,000 advance is to be repaid on April 10, 2014 if the merger is not consummated by that date, or on May 31, 2015 if the merger is consummated on or before April 10, 2014.

If we are unsuccessful in consummating the going private transaction with the Consortium, we will need to raise additional capital through debt or equity financings, strategic relationships or other arrangements.  Additional financing may not be available in amounts or on terms acceptable to us or at all, and if available, may be at prices and on terms that may not be as favorable as they would be without a going concern qualification.  The foregoing could negatively impact our results of operations.

We expect our capital expenditures for fiscal year 2014 to be less than $500,000, primarily for improvements to information technology systems, expenditures to support website initiatives, store refurbishment costs, and other general corporate expenditures.

Off Balance Sheet Arrangements

We are not a party to any material off-balance sheet financing arrangements.

Effect of New Accounting Standards

See Note 2, “Summary of Significant Accounting Policies,” included in the notes to the consolidated unaudited financial statements appearing earlier in this report for a discussion of recent accounting developments and their impact on our consolidated unaudited financial statements.  There have been no recently issued accounting updates that had a material impact on our consolidated unaudited financial statements for the three and six months ended January 25, 2014 or are expected to have an impact in the future.

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

Borrowings under the Salus Facility (excluding the FILO advance) for the six months ended January 25, 2014 peaked at $9,449,000 and the average borrowing during the period was approximately $7,433,000.  As of January 25, 2014, the total amount outstanding under the Salus Facility (excluding the FILO advance) was $7,565,000.  An increase or decrease in the interest rate by 100 basis points from the total loan balance of the Salus Facility (excluding the FILO advance) at January 25, 2014 would have increased or decreased annual interest expenses by approximately $76,000.  Borrowings under the Tranche A-1 and Tranche A-2 portions of the FILO Advance for the six months ended January 25, 2014 peaked at $19,248,000 and the average borrowing during the period was approximately $17,506,000.  As of January 25, 2014, the total amount outstanding under the FILO Advance was $19,248,000.  An increase or decrease in the interest rate by 100 basis points from the total loan balance of the FILO Advance at January 25, 2014 would have increased or decreased annual interest expenses by approximately $192,000.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 25, 2014.  Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and established and maintained by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States.  Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Changes in Internal Control Over Financial Reporting

During the three months ended January 25, 2014, there were no changes made in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II                OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Shareholder Class Action Litigation

Between January 24 and 31, 2014, three purported shareholders of the Company filed putative class action lawsuits in New York State Supreme Court challenging the merger. These actions are: Bruce H. Paul, et al., v. Frederick’s of Hollywood Group Inc., et al., Index No. 650252/2014 (N.Y. Sup. Ct. Jan. 24, 2014); David Strasenburgh v. Frederick’s of Hollywood Group Inc., et al., Index No. 650294/2014 (N.Y. Sup. Ct. Jan. 28, 2014); and Stephen Dworkin v. Frederick’s of Hollywood Group Inc., et al., Index No. 650356/2014 (N.Y. Sup. Ct. Jan. 31, 2014).  An amended complaint adding plaintiffs and additional allegations was filed in Bruce H. Paul, et al., v. Frederick’s of Hollywood Group Inc., et al. on February 11, 2014. The complaints collectively name as defendants the Board of Directors, the Company, Parent, Merger Sub, HGI Funding, TTG, TKZ, Fursa and Arsenal.

On March 6, 2014, the court consolidated all three actions into a single action captioned In re Frederick’s of Hollywood Group Inc. Shareholder Litigation, Index No. 650252/2014, appointed two of the five firms involved as co-lead counsel and the other three firms as the executive committee. The consolidation order also provided that the amended complaint in Bruce H. Paul, et al, v. Frederick’s of Hollywood Group Inc., et al. would be the operative complaint in the consolidated action.

The consolidated amended complaint alleges that the members of the Board of Directors breached their fiduciary duty to maximize shareholder value by pursuing the merger through a flawed process and for inadequate consideration. The complaint further alleges that (i) the merger took advantage of a temporary depression in the market price of the Common Stock that occurred due to its delisting from the NYSE MKT LLC, (ii) the Board of Directors acquiesced to unreasonable deal protection devices, (iii) the merger process employed by the Board of Directors was unfair because the process did not include a right for minority shareholders to approve the merger and the Lead Director was not positioned to effectively advocate for the minority shareholders; and (iv) the Board of Directors failed to disclose supposedly material information in the preliminary proxy statement. The complaint further alleges that Merger Sub colluded in or aided and abetted the breaches by the Board of Directors. The complaint seeks, among other things, a declaration that the Merger Agreement was entered in breach of the Board of Directors’ fiduciary duties and is therefore unenforceable, an injunction barring consummation of the merger until full disclosures have been made or rescinding, to the extent already implemented, the merger, an order directing the Board of Directors to require approval of the majority of the minority shareholders, and an award of costs and disbursements of the action, including attorneys’ fees.

The outcome of these lawsuits could have an impact on the consummation of the merger. Each of the defendants denies any allegations of wrongdoing. The defendants believe that the plaintiffs’ claims are without merit and intend to vigorously defend against the allegations.  These lawsuits are in their early stages and the Company is unable to estimate its potential liability in the event of an unfavorable outcome with respect to these allegations.

Wage and Hour Class Action Litigation

On December 18, 2012, a former California store employee filed a purported class action lawsuit in the California Superior Court, County of Los Angeles, against the Company, Frederick’s of Hollywood, Inc. and Frederick’s of Hollywood Stores, Inc. (Kassandra Harvey-Smith, on behalf of herself and all others similarly situated v. Frederick’s of Hollywood Group Inc. et al., Case No. BC497673).  The complaint alleges, among other things, violations of the California Labor Code, failure to pay overtime, failure to provide meal and rest periods and termination compensation, various additional wage violations and violations of California’s Unfair Competition Law. The first amended complaint seeks, among other relief, collective and class certification of the lawsuit (the class being defined as all California part-time sales associates), unspecified damages, costs and expenses, including attorneys’ fees, and such other relief as the Court might find just and proper.  The parties agreed to stay discovery proceedings, engaged in mediation, and on September 25, 2013, the parties entered into a Joint Stipulation of Settlement and Release, which was later modified to change the administrator and the amount.  Without admitting or denying liability, the Company has agreed to pay a gross settlement amount of $95,000.  The hearing for the Court’s preliminary approval of the settlement has been scheduled for March 18, 2014, after which a final approval hearing date will be set.  After preliminary approval, class members will receive notice of the settlement and will have an opportunity to elect not to participate or file objections to the settlement.  The Company expects that funding of payment of the settlement will occur in the second half of fiscal year 2014.

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the three months ended January 25, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (Unaudited), (iii) Consolidated Statements of Cash Flows (Unaudited) and (v) Notes to Consolidated Unaudited Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FREDERICK’S OF HOLLYWOOD GROUP INC.

Date: March 11, 2014	By:	/s/ Thomas J. Lynch
THOMAS J. LYNCH
Chief Executive Officer and
Principal Executive Officer

Date: March 11, 2014	By:	/s/ Thomas Rende
THOMAS RENDE
Chief Financial Officer and
Principal Accounting Officer

